Form 10-Q
period 1996-04-30
SHILOH INDUSTRIES INC
filed 1996-06-14
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number          0-21964
                      ---------------------------

                             SHILOH INDUSTRIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        51-0347683
 --------------------------------------------               ------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                               Identification No.)

             Suite 350, 1013 Centre Road, Wilmington, Delaware 19805
- - --------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (302) 998-0592
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    --------       --------

APPLICABLE ONLY TO CORPORATE ISSUERS:
- - -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of June 13, 1996 was 13,011,663 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----




                                                                                                       Page
                                                                                                       ----
         PART I.           FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheet                                                               3

                Consolidated Statement of Income                                                         4

                Consolidated Statement of Cash Flows                                                     5

                Notes to Consolidated Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                  10


         PART II.          OTHER INFORMATION

Item 3.  Submission of Matters to a Vote of Security-Holders                                            14

Item 6.  Exhibits and Reports on Form 8-K                                                               14

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                             April 30,                 October 31,
                                                                               1996                      1995
                                                                          ----------------         ----------------
ASSETS
Cash and cash equivalents                                                 $        ---             $      2,391,645
Accounts receivable                                                             31,842,676               31,908,590
Inventory                                                                       15,426,290               21,047,110
Deferred income taxes                                                            2,447,195                2,860,311
Prepaid expenses                                                                 2,340,030                2,469,767
Investment in discontinued operations, net                                      12,177,264                  ---
                                                                          ----------------         ----------------
         Total current assets                                                   64,233,455               60,677,423
                                                                          ----------------         ----------------

Property, plant and equipment, net                                             100,255,412               97,952,032
Goodwill                                                                           625,700               11,295,553
Other long-term assets                                                           3,234,873                3,338,583
                                                                          ----------------         ----------------

         Total assets                                                     $    168,349,440         $    173,263,591
                                                                          ================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Accounts payable                                                          $      9,561,270         $      8,559,699
Current portion of long-term debt                                                1,750,000                2,350,000
Accrued income taxes                                                             2,794,663                2,927,251
Other accrued expenses                                                           6,871,511               10,435,319
                                                                          ----------------         ----------------
         Total current liabilities                                              20,977,444               24,272,269
                                                                          ----------------         ----------------

Long-term debt                                                                  23,887,115               20,956,042
Deferred income taxes                                                            7,284,018                9,494,277
Long-term pension liability                                                        ---                       61,827
                                                                          ----------------         ----------------

         Total liabilities                                                      52,148,577               54,784,415
                                                                          ----------------         ----------------

Stockholders' equity
  Common stock                                                                     130,116                  130,116
  Paid-in capital                                                               38,375,152               38,375,152
  Retained earnings                                                             77,695,595               79,973,908
                                                                          ----------------         ----------------

         Total stockholders' equity                                            116,200,863              118,479,176
                                                                          ----------------         ----------------

Commitments and contingent liabilities                                             ---                      ---
                                                                          ----------------         ----------------

         Total liabilities and stockholders' equity                       $    168,349,440         $    173,263,591
                                                                          ================         ================



The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                      Three months ended April 30,              Six Months ended April 30,
                                                      ----------------------------             ---------------------------
                                                           1996           1995                       1996          1995
                                                           ----           ----                       ----          ----
Revenues                                              $  58,044,758  $  56,319,706             $ 109,583,900  $ 108,452,165
Cost of sales                                            46,775,206     46,195,223                88,307,968     89,487,767
                                                      -------------  -------------             -------------  -------------
Gross Profit                                             11,269,552     10,124,483                21,275,932     18,964,398

Selling, general and administrative expenses              3,870,429      3,436,859                 7,687,088      7,292,644
                                                      -------------  -------------             -------------  -------------
Operating income                                          7,399,123      6,687,624                13,588,844     11,671,754

Interest income (expense), net                                2,290        (78,359)                 (112,116)      (280,947)
Other income, net                                             2,957          3,458                    10,368         25,655
                                                      -------------  -------------             -------------  -------------
Income from continuing operations before
  income taxes                                            7,404,370      6,612,723                13,487,096     11,416,462
Provision for income taxes                                2,860,183      2,647,069                 5,203,322      4,414,900
                                                      -------------  -------------             -------------  -------------
Income from continuing operations                         4,544,187      3,965,654                 8,283,774      7,001,562

Loss from discontinued operations, net of
  income taxes                                               (3,205)       (87,587)                 (379,311)      (635,725)
Loss on sale of discontinued operations, net of
  tax                                                   (10,197,972)         ---                 (10,197,972)         ---

Net income (loss)                                     $  (5,656,990) $   3,878,067             $  (2,293,509) $   6,365,837
                                                      =============  =============             =============  =============

Earnings per share:
  Income per share from continuing operations                  $.35           $.31                      $.64           $.54
  Loss per share from discontinued operations                 ( .00)         ( .01)                    ( .03)         ( .05)
  Loss per share on sale of discontinued
    operations                                                ( .78)           .00                     ( .78)           .00
                                                              ------        ------                     ------        ------
  Net income (loss) per share                                 ($.43)          $.30                     ($.17)          $.49
                                                              ======        ======                     ======        ======

Weighted average number of  common shares:               13,011,663     12,999,673                13,011,663     12,994,172



The accompanying notes are an integral part of these financial statements.

                           SHILOH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                                            Six Months ended April 30,
                                                                            --------------------------
                                                                            1996                  1995
                                                                            ----                  ----
Cash Flows From Operating Activities:
    Net income (loss)                                                 $   (2,293,509)       $    6,365,837
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                    3,556,962             3,055,147
          Loss on sale of discontinued operations                         10,197,972               ---
          Deferred income taxes                                              ---                   733,292
          Loss (gain) on sale of assets                                      ---                    15,004
          Changes in operating assets and liabilities:
              Accounts receivable                                         (1,831,272)           (2,333,055)
              Inventories                                                    702,905            (4,622,200)
              Prepaids and other assets                                      (57,308)            3,183,232
              Payables and accruals                                          597,849             6,285,277
              Accrued income taxes                                          (132,589)           (1,137,129)
              Discontinued operations - noncash charges
                  and working capital changes                               (725,020)              204,076
                                                                      --------------        --------------

    Net cash provided by operating activities                             10,015,990            11,749,481
                                                                      --------------        --------------

Cash Flows From Investing Activities:
      Capital expenditures                                               (14,738,708)          (13,176,474)
      Proceeds from sale of assets                                           ---                    10,000
                                                                      --------------        --------------
    Net cash used in investing activities                                (14,738,708)          (13,166,474)
                                                                      --------------        --------------

Cash Flows From Financing Activities:
      Proceeds from short-term borrowings                                  6,000,000             6,500,000
      Repayments of short-term borrowings                                 (6,000,000)           (5,500,000)
      Proceeds from long-term borrowings                                  12,306,073             3,000,000
      Repayments of long-term borrowings                                  (9,975,000)           (3,417,836)
      Issuance of common stock                                               ---                   127,514
                                                                      --------------        --------------

    Net cash provided by financing activities                              2,331,073               709,678
                                                                      --------------        --------------

Net decrease in cash and cash equivalents                                 (2,391,645)             (707,315)

Cash and cash equivalents at beginning of period                           2,391,645               946,827
                                                                      --------------        --------------

Cash and cash equivalents at end of period                            $            0        $      239,512
                                                                      ==============        ==============



The accompanying notes are an integral part of these financial statements.

                           SHILOH INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1- Basis of Presentation:
- - ------------------------------

         The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders.

         Revenues and operating results for the six months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         The Consolidated Statement of Income and Consolidated Statement of Cash Flows for the period ending April 30, 1995 have been reclassified to correspond to current presentation for discontinued operations (see Note 2).


NOTE 2 - Discontinued Operations
- - --------------------------------

         In May 1996, the Company entered into an agreement to sell the stock of its Shafer Valve Company subsidiary, a distinct segment of the Company's business, to Bettis Corporation for $13.2 million and has accounted for this operation as a discontinued operation effective April 30, 1996, the measurement date. Results of operations for 1995 have been reclassified for amounts associated with the discontinued operation.

         The sale of Shafer Valve is expected to be completed prior to the end of the Company's 1996 fiscal year, subject to governmental approval. The Company intends to use the net proceeds from the sale of the operation primarily to reduce debt.

         Results of the discontinued operation for the second quarter of fiscal years 1996 and 1995, and for the first six months of fiscal years 1996 and 1995 were as follows:


                                                    Three months ended April 30,         Six Months ended April 30,
                                                  -------------------------------      ------------------------------
                                                      1996               1995              1996             1995
                                                      ----               ----              ----             ----
Sales                                             $ 3,691,537        $ 4,595,090        $ 7,727,868      $ 8,137,217

Loss from operations, net of tax                       (3,205)           (87,587)          (379,311)        (635,725)
Loss on sale, net of tax                         ( 10,197,972)           ---           ( 10,197,972)         ---
                                                 -------------      -------------      -------------    -------------
Total loss on discontinued operations            ($10,201,177)      ($    87,587)      ($10,577,283)    ($   635,725)
                                                 =============      =============      =============    =============


         The estimated loss on disposal of the discontinued operations is $10.2 million, net of tax, which includes a provision of $1 million for anticipated operating losses and other disposal costs incurred until disposal.

         The investment in discontinued operations of $12.2 million consists of the assets and liabilities of Shafer Valve Company less the estimated loss on disposal of $10.2 million.


NOTE 3 - Inventories:
- - ---------------------
Inventories consist of the following:


                                                   April 30,          October 31,
                                                     1996                1995
                                                 ------------        ------------

Raw materials                                    $ 11,136,115        $ 14,521,604
Work-in-process                                     1,874,384           3,400,070
Finished goods                                      4,280,496           4,760,141
                                                 ------------        ------------
         Total at average cost                     17,290,995          22,681,815
LIFO reserve                                       (1,864,705)         (1,634,705)
                                                 ------------        ------------
         Total                                   $ 15,426,290        $ 21,047,110
                                                 ============        ============


NOTE 4 - Property, Plant and Equipment:
- - ---------------------------------------
Property, plant and equipment consist of the following:


                                                    April 30,          October 31,
                                                      1996                1995
                                                 --------------      --------------

Land                                             $    2,524,951      $    3,199,675
Buildings and improvements                           43,071,419          40,172,317
Machinery and equipment                              73,916,566          77,314,621
Furniture and fixtures                                4,930,563           5,836,662
Construction in progress                             27,886,530          24,048,847
                                                 --------------      --------------
         Total, at cost                             152,330,029         150,572,122
Less:  Accumulated depreciation                     (52,074,617)        (52,620,090)
                                                 --------------      --------------
Net property, plant and equipment                $  100,255,412      $   97,952,032
                                                 ==============      ==============


NOTE 5 - Financing Arrangements:
- - --------------------------------

Long-term debt consists of the following:

                                                                  April 30,            October 31,
                                                                    1996                  1995
                                                               -------------          -------------
Revolving credit loan extending to February 28, 2000 -
         interest at 6.0234%, at April 30, 1996                $  10,000,000          $  13,500,000

Revolving credit loan extending to February 28, 1998 -
         interest at 6.0234%, at April 30, 1996                    4,500,000                ---

Term loan - due in twenty quarterly installments
         of $300,000 plus interest which is fixed at 8.78%           ---                    600,000

Term loan - due in quarterly installments of
         $437,500 plus interest which is fixed 7.10%               7,000,000              7,875,000

Variable rate industrial development bond, secured by
         letter of credit, weighted average interest rate at
         3.9% payable on February 1, 2010                          4,137,115              1,331,042
                                                               -------------          -------------
                                                               $  25,637,115          $  23,306,042
Less: current portion                                             (1,750,000)            (2,350,000)
                                                               -------------          -------------

Total                                                          $  23,887,115          $  20,956,042
                                                               =============          =============


Prior to April 16, 1996, the Company had a $23 million revolving credit facility with Society National Bank ("Society"). In conjunction with the negotiation of the new credit facility described below, this line was terminated. On April 16, 1996, the Company signed an agreement with Society National Bank ("Society") for a revolving credit facility ("Facility") not to exceed $30 million. The term of the Facility extends to February 28, 2000 with an option for successive one year term extensions available at the Company's request and Society's approval, upon proper written notification. The Company has the option to select the applicable interest rate at Society's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the facility.

On April 16, 1996, the Company acting as guarantor for Shiloh of Michigan, L.L.C. signed an agreement with Society for a revolving credit facility ("Facility") not to exceed $23 million. The term of the Facility extends to February 28, 1998 with an option for successive one year term extensions available at the Company's request and Society's approval, upon proper written notification. The Company has the option to select the applicable interest rate at Society's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the facility.

Certain of the debt agreements described above contain various restrictive covenants which, among others, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

Amounts available under the Company's revolving credit facilities aggregated $41.5 million at April 30, 1996.

NOTE 6 - Other Information:
- - ---------------------------

During the six months ended April 30, 1996 and 1995, cash payments for interest amounted to $776,292 and $655,822, respectively, while cash payments for income taxes amounted to $5,061,784 and $4,690,100, respectively.

In 1995, the Company issued 22,813 shares as part of its required employer contribution to the various Company administered defined contribution plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- - -------

In 1995, the Company prepared a long-term business plan which included a strategic decision to concentrate on the core steel processing segment. As a result, the Company sought inquiries from prospective bidders for the sale of its Shafer Valve subsidiary. In May 1996, the Company entered into an agreement to sell the stock of Shafer Valve Company to Bettis Corporation. The sale is expected to be completed prior to the end of the Company's 1996 fiscal year, subject to governmental approval. With the pending sale of Shafer Valve, the Company is accounting for this operation as a discontinued operation and is no longer reporting results for the valve actuator segment.

The Company's steel processing segment typically experiences decreased revenue and operating income during the first fiscal quarter of each year, usually resulting from generally slower overall automobile production during the winter months. The revenues and operating income in the third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturer's changeover in production lines.

The Company provides a full range of intermediate steel processing services through two product lines: blanking and stamping and other steel processing services, which includes pickling hot rolled steel and slitting, edge trimming, roller leveling and cutting to length hot and cold rolled steel. In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to the customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. The Company estimates that during the past three years approximately 86% of total tons processed was done on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. As a result, the proportion of toll processing revenues to total steel processing revenues decreases as total revenues increase, provided the mix between toll processing and directly owned steel processing remains relatively constant. By product line, the Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. Third, because the cost of sales for toll processing revenue does not include raw material costs, the gross profit margin for such revenue is significantly higher. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

The Company operates on an October 31 fiscal year end and, unless the context requires otherwise, all references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to be fiscal year ending October 31 of the year referenced.

Results of Operations
- - ---------------------

THREE MONTHS ENDED APRIL 30, 1996
COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

REVENUES. Revenues increased by $1.7 million, or 3.1%, to $58.0 million for the second quarter of 1996 from $56.3 million for the comparable period in 1995. The increase in revenues is due primarily to increased sales volume and average selling prices. The percentage of toll processing sales as a percentage of total sales increased to 28.1% in the second quarter of 1996 from 25.6% in the second quarter of 1995. Revenues from the blanking and stamping product line for the second quarter of 1996 increased approximately 2.9% from the comparable period of 1995, while revenues from the other steel processing product line increased approximately 3.4%.

GROSS PROFIT. Gross profit increased by $1.1 million, or 11.3% to $11.3 million for the second quarter of 1996 from $10.1 million for the comparable period in 1995. Gross margin increased to 19.4% for the second quarter of 1996 from 18.0% for the comparable period in 1995. The increase in gross margin is principally due to management's continued efforts to contain costs and to recover historical steel price increases through higher sale prices to its customers. Continued improvements in gross margin will be more difficult to achieve as the impact of these price increases lessens. In addition, the increase in toll processing sales as a percentage of total sales contributed to gross margin improvement.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.5 million, or 12.6%, to $3.9 million in 1996 from $3.4 million in the prior year. As a percentage of revenues, these expenses increased to 6.7% in 1996 from 6.1% in 1995. This increase is primarily due to the expansion of the corporate sales staff.

OTHER. Interest expense, net, decreased to $0.0 million in the second quarter from $0.1 million in the prior year due primarily to capitalization of interest related to expansion of several facilities. The provision for income taxes was $2.9 million in the second quarter of 1996 compared with $2.6 million in 1995, representing effective tax rates of 38.6% and 40.0%, respectively.

Discontinued Operations
- - -----------------------
In May 1996, the Company entered into an agreement to sell the stock of its Shafer Valve Company subsidiary and accordingly has accounted for this operation as discontinued operations in the accompanying financial statements. The resulting charge to net income, net of tax, was $10.2 million reflecting the estimated loss on sale of the discontinued operation.

SIX MONTHS ENDED APRIL 30, 1996
COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

REVENUES. Revenues increased by $1.1 million, or 1.0%, to $109.6 million for the six months ended April 30, 1996 from $108.5 million for the comparable period in 1995. The increase in revenues reflects improvements in the other steel processing product line. The increase in revenues is due primarily to increased sales volume and average selling prices. Revenues from the blanking and stamping product line for the first six months of 1996 decreased approximately 0.6% from the comparable period of 1995 primarily as a result of increased tolling, while revenues from the other steel processing product line increased 5.3%. The percentage of toll processing sales as a percentage of total sales increased to 28.8% in the first six months of 1996 from 25.8% in the first six months of 1995.

GROSS PROFIT. Gross profit increased by $2.3 million, or 12.2% to $21.3 million for the first six months of 1996 from $19.0 million for the comparable period in 1995. Gross margin increased to 19.4% for the first six months of 1996 from 17.5% for the comparable period in 1995. The increase in gross margin is principally due to management's continued efforts to contain costs and to recover historical steel price increases through higher sale prices to its customers. Continued improvements in gross margin will be more difficult to achieve as the impact of these price increases lessens. In addition, the increase in toll processing sales as a percentage of total sales contributed to gross margin improvement.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.4 million, or 5.4%, to $7.7 million in 1996 from $7.3 million in the prior year. As a percentage of revenues, these expenses increased to 7.0% in 1996 from 6.7% in 1995. This increase is primarily due to the expansion of the corporate sales staff.

OTHER. Interest expense, net, decreased to $0.1 million in the first six months of 1996 from $0.3 million in the prior year due primarily to capitalization of interest related to expansion of several facilities. The provision for income taxes was $5.2 million in the first six months of 1996 compared with $4.4 million in 1995, representing effective tax rates of 38.6% and 38.7%, respectively.

Discontinued Operations
- - -----------------------
In May 1996, the Company entered into an agreement to sell the stock of its Shafer Valve Company subsidiary and accordingly has accounted for this operation as discontinued operations in the accompanying financial statements. The resulting charge to net income, net of tax, was $10.6 million, $10.2 million reflecting the estimated loss on sale of discontinued operations and $0.4 million for loss from discontinued operations.

Liquidity and Capital Resources
- - -------------------------------

At April 30, 1996, the Company had $43.3 million of working capital, representing a current ratio of 3.1 to 1 and debt of only 20.5% of total capitalization. As a result of this strong financial condition, the Company will be able to continue its planned investment in new equipment and facilities through the next fiscal year.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first six months of 1996 was $9.9 million as compared to $11.7 million for the comparable period in 1995. Fluctuations in working capital, including the working capital of discontinued operations, was the primary factor causing the decrease in net cash provided by operations from 1995 to 1996. The provision for loss on sale of the discontinued operations had no effect on cash flow during the period. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $14.7 million during the first six months of 1996 and $13.2 million for the comparable period in 1995. The capital expenditures during the first half of 1996 were primarily for the expansion at the Company's steel pickling operations in Valley City, Ohio. The project's total cost of approximately $23 million is being funded by a combination of internal cash flow, increased borrowings under existing credit facilities and additional debt financing. As of April 30, 1996, $22.0 million had been spent on the project. The Company's total capital budget for 1996, including this project, amounts to approximately $52 million. The increased level of capital expenditures is primarily due to the construction of a blanking facility in Romulus, Michigan, a joint venture with Rouge Steel, as well as a $15 million expansion of stamping operations at the Company's Sectional Stamping facility in Wellington, Ohio. As of April 30, 1996, $8.1 million and $1.8 million had been spent on these projects, respectively. These additions are being made to support increased business and anticipated new business and to enhance productivity. The Company anticipates financing its share of the initial investment in the Romulus facility, approximately $15 million, and the Sectional Stamping expansion through cash provided from operations as well as traditional bank financing.

Prior to April 16, 1996, the Company had a $23 million revolving credit facility with Society National Bank ("Society"). In conjunction with the negotiation of the new credit facility described below, this line was terminated. On April 16, 1996, the Company signed an agreement with Society for a revolving credit facility ("Facility") not to exceed $30 million. The term of the Facility extends to February 28, 2000 with an option for successive one year term extensions available at the Company's request and Society's approval, upon proper written notification. The Company has the option to select the applicable interest rate at Society's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the facility. In addition, the Company is acting as an 80% guarantor for a $23 million revolving credit facility entered into by Shiloh of Michigan, L.L.C.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's line of credit and revolving credit facility is $56.0 million, $41.5 million of which was unused at April 30, 1996. The Company intends to use the proceeds of approximately $13.2 million from the sale of its Shafer Valve Company subsidiary primarily to reduce debt.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds are to be used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The Company had withdrawn $4.1 million of such proceeds as of April 30, 1996, with the balance of $1.3 million being held in trust for the benefit of the Company pending use of such proceeds.

PART II - OTHER INFORMATION
ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On March 14, 1996, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took the following actions:

         (1) Elected as Class III Directors all nominees designated in the Proxy Statement dated February 13, 1996; and

         (2) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:


                                                                                                        BROKER
NOMINEE                                         FOR                          WITHHELD                  NON-VOTE
- - -------                                         ---                          --------                  --------
Robert L. Grissinger                        12,732,637                        6,557                      --
Curtis E. Moll                              12,732,637                        6,557                      --
Theodore K. Zampetis                        12,732,637                        6,557                      --


The approval of appointment of Price Waterhouse as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:


FOR                           AGAINST                             ABSTAIN                            NON-VOTE
- - ---                           -------                             -------                            --------
12,735,844                     1,850                               1,500                                --




ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.  Exhibits:  The following exhibits are filed herewith and made a part hereof:

   10.1           Credit Agreement, effective as of April 16, 1996, between Shiloh Industries,
                  Inc., the Banks listed on Annex A thereto and Society National Bank, as Agent.


   10.2           Credit Agreement, effective as of April 16, 1996, between Shiloh of Michigan,
                  L.L.C., the Banks listed on Annex A thereto and Society National Bank, as Agent.


   10.3           Guaranty of Payment, dated April 16, 1996, by Shiloh Industries, Inc. in favor of the Banks named therein (with an attached schedule identifying the other subsidiaries of the Company that have entered into an identical agreement).


   10.4           Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and
                  Valley City Steel Company.


   10.5           Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and Shiloh Industries,
                  Inc.


    27            Financial Data Schedule

         b.  Reports on Form 8-K:  None.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14, 1996                        SHILOH INDUSTRIES, INC.



                                            By:  /s/ Robert L. Grissinger
                                               -------------------------------
                                                     Robert L. Grissinger,
                                                     President and Chief
                                                     Executive Officer




                                            By:  /s/ G. Rodger Loesch
                                               -------------------------------
                                                     G. Rodger Loesch,
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                                   Exhibit Description
- - -----------                                   -------------------
   10.1           Credit Agreement, effective as of April 16, 1996, between Shiloh Industries,
                  Inc., the Banks listed on Annex A thereto and Society National Bank, as Agent.


   10.2           Credit Agreement, effective as of April 16, 1996, between Shiloh of Michigan,
                  L.L.C., the Banks listed on Annex A thereto and Society National Bank, as Agent.


   10.3           Guaranty of Payment, dated April 16, 1996, by Shiloh Industries, Inc. in favor of the Banks named therein (with an attached schedule identifying the other subsidiaries of the Company that have entered into an identical agreement).


   10.4           Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and
                  Valley City Steel Company.


   10.5           Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and Shiloh Industries,
                  Inc.


    27            Financial Data Schedule
