Form 10-Q
period 1996-07-31
SHILOH INDUSTRIES INC
filed 1996-09-16
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number          0-21964

                             SHILOH INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     51-0347683
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

             Suite 350, 1013 Centre Road, Wilmington, Delaware 19805
             -------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (302) 998-0592
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
   --------       ---------

APPLICABLE ONLY TO CORPORATE ISSUERS:
- -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of September 13, 1996 was 13,011,663 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----




                                                                           Page
                                                                           ----

         PART I.           FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheet                                   3

                Consolidated Statement of Income
                                                                             4

                Consolidated Statement of Cash Flows                         5

                Notes to Consolidated Financial Statements                   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10



         PART II.          OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K                 15
                           --------------------------------

EXHIBIT 2.1*               Stock Purchase Agreement for Shafer Valve,       **
                           dated May 22, 1996, by and between the Company and Bettis Corporation

EXHIBIT 2.2*               Asset Purchase Agreement, dated September 6,
                           1996, among GDM Acquisition, Inc., Greenfield
                           Die & Manufacturing Corp. and 3-D Engineering
                           Inc.                                             16

EXHIBIT 27*                Financial Data Schedule

 *Numbered in accordance with Item 601 of Regulation S-K.
**Incorporated by reference from the Company's Current Report on Form 8-K filed
  July 24, 1996.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                            July 31,                       October 31,
                                                              1996                            1995
                                                         --------------                  --------------
ASSETS
- ------
Cash and cash equivalents                                $      955,638                  $    2,391,645
Accounts receivable                                          30,076,267                      31,908,590
Inventory                                                    16,597,768                      21,047,110
Deferred income taxes                                         2,447,195                       2,860,311
Prepaid expenses                                              2,481,149                       2,469,767
                                                         --------------                  --------------
         Total current assets                                52,558,017                      60,677,423
                                                         --------------                  --------------

Property, plant and equipment, net                          110,682,111                      97,952,032
Goodwill                                                        620,509                      11,295,553
Other long-term assets                                        3,249,106                       3,338,583
                                                         --------------                  --------------

         Total assets                                       167,109,743                     173,263,591
                                                         --------------                  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Accounts payable                                              9,109,370                       8,559,699
Current portion of long-term debt                                   ---                       2,350,000
Accrued income taxes                                          2,313,848                       2,927,251
Other accrued expenses                                       10,294,485                      10,435,319
                                                         --------------                  --------------
         Total current liabilities                           21,717,703                      24,272,269
                                                         --------------                  --------------

Long-term debt                                               17,780,786                      20,956,042
Deferred income taxes                                         7,284,017                       9,494,277
Long-term pension liability                                         ---                          61,827
                                                         --------------                  --------------
         Total liabilities                                   46,782,506                      54,784,415
                                                         --------------                  --------------
Stockholders' equity
  Common stock                                                  130,116                         130,116
  Paid-in capital                                            38,375,152                      38,375,152
  Retained earnings                                          81,821,969                      79,973,908
                                                         --------------                  --------------

         Total stockholders' equity                         120,327,237                     118,479,176
                                                         --------------                  --------------

Commitments and contingent liabilities                              ---                             ---
                                                         --------------                  --------------

         Total liabilities and stockholders' equity      $  167,109,743                  $  173,263,591
                                                         --------------                  --------------



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                  Three months ended July 31,          Nine months ended July 31,
                                                -------------------------------      ------------------------------
                                                    1996                1995             1996              1995
                                                ------------        ------------     ------------      ------------
Revenues                                        $ 53,577,550        $ 47,888,004     $163,086,751      $156,340,169
Cost of sales                                     42,768,033          39,196,300      130,851,302       128,684,068
                                                ------------        ------------     ------------      ------------
Gross Profit                                      10,809,517           8,691,704       32,235,449        27,656,101

Selling, general and administrative expenses       4,271,693           3,890,965       11,958,781        11,185,302
                                                ------------        ------------     ------------      ------------
Operating income                                   6,537,824           4,800,739       20,276,668        16,470,799

Interest income (expense)                              1,558             (36,104         (110,558)         (315,357)
Other income, net                                    51,187              12,991           61,555            38,647
Income from continuing operations before
  income taxes                                     6,590,569           4,777,626       20,227,665        16,194,089
Provision for income taxes                         2,537,369           1,914,566        7,803,833         6,329,467
                                                ------------        ------------     ------------      ------------
Income from continuing operations                  4,053,200           2,863,060       12,423,832         9,864,622

Income (loss) from  discontinued  operations,
  net of  income taxes                                   ---             165,006         (379,311)         (470,718)
Loss on sale of discontinued operations, net
  of tax                                                 ---                 ---      (10,197,972)              ---
                                                ------------        ------------     ------------      ------------

Net income (loss)                              $   4,053,200       $   3,028,066   $    1,846,549    $    9,393,904
                                                ------------        ------------     ------------      ------------

Earnings per share:
  Income per share from continuing operations           $.31                $.22             $.95              $.76
  Earnings(loss) per share from discontinued             ---                 .01             (.03)             (.04)
  operations
  Loss per share on sale of discontinued
   operations                                            ---                 ---             (.78)              ---
                                                ------------        ------------     ------------      ------------
  Net income (loss) per share                           $.31                $.23             $.14              $.72
                                                ------------        ------------     ------------      ------------

Weighted average number of  common shares:        13,011,663          13,010,181       13,011,663         12,999,754

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Nine Months ended July 31,
                                                                    ---------------------------------
                                                                       1996                   1995
                                                                    ----------            -----------
Cash Flows From Operating Activities:
   Net income                                                       $1,846,549            $ 9,393,904
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                   5,381,566              4,777,594
     Loss on sale of discontinued operations                              ---                     ---
     Deferred income taxes                                                ---                 733,292
     Loss (gain) on sale of assets                                  10,197,972                 15,004
     Changes in operating assets and liabilities:
       Accounts receivable                                             (65,864)             4,603,624
       Inventories                                                    (468,573)            (4,841,221)
       Prepaids and other assets                                      (207,469)             3,001,146
       Payables and accruals                                         3,554,728              2,469,262
       Accrued income taxes                                           (613,404)            (1,643,308)
       Discontinued operations - noncash charges and
         working capital changes                                    (1,746,245)               714,003
                                                                    ----------            -----------

   Net cash provided by operating activities                        17,879,260             19,223,300
                                                                    ----------            -----------

Cash Flows From Investing Activities:
     Capital expenditures                                          (26,990,011)           (20,501,938)
     Proceeds from sale of assets                                   13,200,000                 10,000
                                                                    ----------            -----------
   Net cash used in investing activities                           (13,790,011)           (20,491,938)
                                                                    ----------            -----------

Cash Flows From Financing Activities:
     Proceeds from short-term borrowings                            11,000,000              8,550,000
     Repayments of short-term borrowings                           (11,000,000)            (7,750,000)
     Proceeds from long-term borrowings                             16,449,744              4,529,388
     Repayments of long-term borrowings                            (21,975,000)            (4,155,336)
     Issuance of common stock                                              ---                194,698
                                                                    ----------            -----------

   Net cash provided by (used for) financing activities             (5,525,256)             1,368,750
                                                                    ----------            -----------

Net (increase) decrease in cash and cash equivalents                (1,436,007)               100,112

Cash and cash equivalents at beginning of period                     2,391,645                946,827
                                                                    ----------            -----------

Cash and cash equivalents at end of period                            $955,638            $ 1,046,939
                                                                    ----------            -----------


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation and Business
- -------------------------------------------

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

         Revenues and operating results for the nine months ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         The Consolidated Statement of Income and Consolidated Statement of Cash Flows for the period ending July 31, 1995 have been reclassified to correspond to current presentation for discontinued operations (see Note 2).


NOTE 2 - Discontinued Operations
- --------------------------------

         In May 1996, the Company entered into an agreement to sell the stock of its Shafer Valve Company subsidiary, a segment of the Company's business, to Bettis Corporation for $13.2 million. This operation has been accounted for as a discontinued operation effective April 30, 1996, the measurement date. Results of operations for 1995 have been reclassified for amounts associated with the discontinued operation.

         The sale of Shafer Valve was completed July 9, 1996. The net proceeds from the sale were used primarily to reduce debt.

         Results of the discontinued operation for the third quarter of fiscal years 1996 and 1995, and for the first nine months of fiscal years 1996 and 1995 were as follows:

                                        Three months ended July 31,       Nine Months ended July 31,
                                        ---------------------------      -----------------------------
                                            1996            1995              1996             1995
                                        -----------     -----------     --------------    ------------

Sales                                   $ 3,202,830     $ 3,745,014      $ 10,930,698     $ 11,882,231

Loss from operations, net of tax                ---         165,006          (379,311)        (470,718)
Loss on sale, net of tax                                        ---       (10,197,972)             ---
                                        -----------     -----------     --------------    ------------
Total loss on discontinued operations   $       ---     $   165,006     ($ 10,577,283)      ($ 470,718)
                                        -----------     -----------     --------------    ------------

         The estimated loss on disposal of the discontinued operation is $10.2 million, net of tax, which includes a provision of $1 million for anticipated operating losses and other disposal costs incurred until disposal.

NOTE 3 - Inventories:
- ---------------------
Inventories consist of the following:

                                  July 31,         October 31,
                                    1996              1995
                                -------------     -------------
Raw materials                   $ 11,442,968      $ 14,521,604
Work-in-process                    2,085,874         3,400,070
Finished goods                     4,968,631         4,760,141
                                -------------     -------------
  Total at average cost           18,497,473        22,681,815
LIFO reserve                      (1,899,705)       (1,634,705)
                                -------------     -------------
  Total                         $ 16,597,768      $ 21,047,110
                                -------------     -------------




NOTE 4 - Property, Plant and Equipment:
- ----------------------------------------
Property, plant and equipment consist of the following:

                                           July 31,            October 31,
                                            1996                  1995
                                     --------------         --------------
Land                                 $    2,524,951         $    3,199,675
Buildings and improvements               43,089,466             40,172,317
Machinery and equipment                  85,897,996             77,314,621
Furniture and fixtures                    5,227,790              5,836,662
Construction in progress                 27,841,129             24,048,847
                                     --------------         --------------
  Total, at cost                        164,581,332            150,572,122
Less:  Accumulated depreciation         (53,899,221)           (52,620,090)
                                     --------------         --------------
Net property, plant and equipment    $  110,682,111         $   97,952,032
                                     --------------         --------------

NOTE 5 - Financing Arrangements
- -------------------------------

Long-term debt consists of the following:

                                                             July 31,            October 31,
                                                               1996                 1995
                                                           -------------        -------------
Revolving credit loan extending to February 28, 2000
 As amended -interest at 6.043%, at July 31, 1996           $        ---        $  13,500,000

Revolving credit loan extending to February 28, 1998-
 interest at 6.043%, at July 31, 1996                         12,500,000                  ---

Term loan - due in twenty quarterly installments of
 $300,000 plus interest which is fixed at 8.78%                      ---              600,000

Term loan - due in quarterly installments of
 $437,500 plus interest which is fixed 7.10%                         ---            7,875,000

Variable rate industrial development bond, secured by
 letter of credit, weighted average interest rate at 4.2%,
 payable on February 1, 2010                                   5,280,786            1,331,042
                                                           -------------        -------------
                                                           $  17,780,786        $  23,306,042
Less:  current portion                                               ---           (2,350,000)
                                                           -------------        -------------

Total                                                      $  17,780,786        $  20,956,042
                                                           -------------        -------------


Prior to April 16, 1996, the Company had a $23 million revolving credit facility with Society National Bank (now known as KeyBank National Association) ("KeyBank"). In conjunction with the negotiation of the new credit facility described below, this line was terminated. On April 16, 1996, the Company signed an agreement with KeyBank for a revolving credit facility ("Shiloh Facility") not to exceed $30 million. The term of the Shiloh Facility extends to February 28, 2000 with an option for successive one year term extensions available at the Company's request and KeyBank's approval, upon proper written notification. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the facility.

On April 16, 1996, the Company's joint venture with Rouge Steel, Shiloh of Michigan, L.L.C. ("SOM"), signed an agreement with KeyBank for a revolving credit facility ("SOM Facility") not to exceed $23 million. The term of the SOM Facility extends to February 28, 1998 with an option for successive one year term extensions available at SOM's request and KeyBank's approval, upon proper written notification. SOM has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the facility. The Company is an 80% guarantor of the SOM facility.

Certain of the debt agreements described above contain various restrictive covenants which, among others, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

Amounts available under the Company's revolving credit facilities, including the SOM facililty, aggregated $43.5 million at July 31, 1996.

NOTE 6 - Other Information:
- ---------------------------

During the nine months ended July 31, 1996 and 1995, cash payments for interest amounted to $1,046,135 and $967,034, respectively, while cash payments for income taxes amounted to $8,249,855 and $7,188,150, respectively.

In 1995, the Company issued 22,813 shares as part of its required employer contribution to the various Company administered defined contribution plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

In 1995, the Company prepared a long-term business plan which included a strategic decision to concentrate on its core steel processing segment. As a result, the Company sought inquiries from prospective bidders for the sale of its subsidiary, Shafer Valve Company. In May 1996, the Company entered into an agreement to sell the stock of Shafer Valve Company to Bettis Corporation. The sale was completed on July 9, 1996. Effective April 30, 1996, the Company accounted for Shafer Valve as a discontinued operation and thus no longer reports results for the valve actuator segment.

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

The Company operates on an October 31 fiscal year end and, unless the context requires otherwise, all references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to the fiscal year ending October 31 of the year referenced.

Results of Operations
- ---------------------

THREE MONTHS ENDED JULY 31, 1996
COMPARED TO THREE MONTHS ENDED JULY 31, 1995

REVENUES. Revenues increased by $5.7 million, or 11.9%, to $53.6 million for the third quarter of 1996 from $47.9 million for the comparable period in 1995. The increase in revenues is due primarily to increased sales volume and increased average selling prices. The percentage of toll processing sales as a percentage of total sales increased to 29.4% in the third quarter of 1996 from 27.1% in the third quarter of 1995. Revenues from the blanking and stamping product line for the third quarter of 1996 increased approximately 10.6% from the comparable period of 1995, while revenues from the other steel processing product line increased approximately 15.0%.

GROSS PROFIT. Gross profit increased by $2.1 million, or 24.4% to $10.8 million for the third quarter of 1996 from $8.7 million for the comparable period in 1995. Gross margin increased to 20.2% for the third quarter of 1996 from 18.2% for the comparable period in 1995. The increase in gross margin is principally due to management's continued efforts to contain costs and recover historical steel price increases through higher sale prices to its customers. Continued improvements in gross margin will be more difficult to achieve as the impact of these price increases lessens. In addition, the increase in toll processing sales as a percentage of total sales contributed to gross margin improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.4 million, or 9.8%, to $4.3 million for the third quarter of 1996 from $3.9 million for the comparable period in the prior year. As a percentage of revenues, these expenses decreased to 8.0% for the third quarter of 1996 from 8.1% for the comparable period in 1995.

OTHER. Interest expense, net, decreased to $1,558 in the third quarter from $.04 million in the prior year due primarily to capitalization of interest related to expansion of several facilities. The provision for income taxes was $2.5 million in the third quarter of 1996 compared with $1.9 million in 1995, representing effective tax rates of 38.5% and 40.1%, respectively.

DISCONTINUED OPERATIONS. In May 1996, the Company entered into an agreement to sell the stock of its Shafer Valve Company subsidiary and accordingly has accounted for this operation as a discontinued operation in the accompanying financial statements.

NINE MONTHS ENDED JULY 31, 1996
COMPARED TO NINE MONTHS ENDED JULY 31, 1995

REVENUES. Revenues increased by $6.7 million, or 4.3%, to $163.1 million for the nine months ended July 31, 1996 from $156.3 million for the comparable period in 1995. The increase in revenues primarily reflects improvements in the steel processing line. The increase in revenues is due primarily to increased sales volume and increased average selling prices. Revenues from the blanking and stamping product line and the other steel processing product lines for the first nine months of 1996 increased approximately 2.7% and 8.3% , respectively, from the comparable period of 1995. The percentage of toll processing sales as a percentage of total sales increased to 28.1% in the first nine months of 1996 from 26.2 % in the first nine months of 1995.

GROSS PROFIT. Gross profit increased by $4.6 million, or 16.6% to $32.2 million for the first nine months of 1996 from $27.6 million for the comparable period in 1995. Gross margin increased to 19.8% for the first nine months of 1996 from 17.7% for the comparable period in 1995. The increase in gross margin is principally due to management's continued efforts to contain costs and to recover historical steel price increases through higher sale prices to its customers. Continued improvements in gross margin will be more difficult to achieve as the impact of these price increases lessens. In addition, the increase in toll processing sales as a percentage of total sales contributed to gross margin improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.8 million, or 6.9% to $12.0 million for the first nine months of 1996 from $11.2 million for the comparable period in the prior year. As a percentage of revenues, these expenses increased to 7.3% for the first nine months of 1996 from 7.2% for the comparable period in 1995. This increase is primarily due to the expansion of the corporate sales staff.

OTHER. Interest expense, net, decreased 64.9% to $0.1 million in the first nine months of 1996 from $0.3 million for the comparable period in the prior year. The provision for income taxes was $7.8 million in the first nine months of 1996 compared with $6.3 million for the comparable period in 1995, representing effective tax rates of 38.6% and 39.1%, respectively.

Discontinued Operations
- -----------------------

In May 1996, the Company entered into an agreement to sell the stock of its Shafer Valve Company subsidiary and accordingly has accounted for this operation as a discontinued operation in the accompanying financial statements. The resulting charge to net income, net of tax, in the second quarter was $10.6 million, $10.2 million reflecting the estimated loss on sale of discontinued operations and $0.4 million for loss from discontinued operations.

Liquidity and Capital Resources
- -------------------------------

At July 31, 1996, the Company had $30.8 million of working capital, representing a current ratio of 2.4 to 1 and debt of only 14.8 % of total capitalization. As a result of this strong financial condition, the Company will be able to continue its planned investment in new equipment and facilities through the next fiscal year.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first nine months of 1996 was $17.9 million as compared to $19.2 million for the comparable period in 1995. Fluctuations in working capital, including the working capital of discontinued operations, was the primary factor causing the decrease in net cash provided by operations from 1995 to 1996. The provision for loss on sale of the discontinued operations had no effect on cash flow during the period. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $ 27.0 million during the first nine months of 1996 and $20.5 million for the comparable period in 1995. The capital expenditures during the first nine months of 1996 were primarily for the construction of a blanking facility in Romulus, Michigan, a joint venture with Rouge Steel, as well as a $15 million expansion of stamping operations at the Company's Sectional Stamping facility in Wellington, Ohio. The Company's total capital budget for 1996, including these projects, amounts to approximately $52 million. As of July 31, 1996, $12.9 million and $5.2 million had been spent on the Company's Romulus, Michigan and Rouge Steel joint venture projects, respectively. These additions are being made to support increased business and anticipated new business and to enhance productivity. The Company anticipates financing its share of the initial investment in the Shiloh of Michigan facility, approximately $15 million, and the Sectional Stamping expansion through cash provided from operations as well as traditional bank financing

Prior to April 16, 1996, the Company had a $23 million revolving credit facility with Society National Bank (now known as KeyBank National Association) ("KeyBank"). In conjunction with the negotiation of the new credit facility described below, this line was terminated. On April 16, 1996, the Company signed an agreement with KeyBank for a new revolving credit facility ("Facility") not to exceed $30 million. The term of the Facility extends to February 28, 2000 with an option for successive one year term extensions available at the Company's request and KeyBank's approval, upon proper written notification. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the facility. In addition, the Company is acting as an 80% guarantor for a $23 million revolving credit facility entered into by Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's line of credit and revolving credit facility is $56.0 million, $43.5 million of which was unused at July 31, 1996. The $13.2 million from the sale of its Shafer Valve Company subsidiary was used primarily to reduce debt.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds are to be used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The Company had withdrawn $5.3 million of such proceeds as of July 31, 1996, with the balance of $.1 million being held in trust for the benefit of the Company pending use of such proceeds.

On September 6, 1996, the Company entered into an agreement to purchase substantially all of the assets of Greenfield Die & Manufacturing Corp. The transaction, which is subject to governmental approval, is expected to be completed on or before October 31, 1996.

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ------- --------------------------------

(a)  Exhibits

  2.1 Stock Purchase Agreement for Shafer Valve, dated May 22, 1996, by and between the Company and Bettis Corporation (Incorporated by reference from the Company's Current Report on Form 8-K filed
      July 24, 1996)

  2.2 Asset Purchase Agreement, dated September 6, 1996, among GDM Acquisition, Inc., Greenfield Die &
      Manufacturing Corp. and 3-D Engineering, Inc.

  27  Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------
      The following Current Reports on Form 8-K were filed by the Company during the quarter ended July 31, 1996:


                                                                 Financial
                                Form 8-K                         Statements
        Date of Report          Item No.        Description      Filed
        --------------          --------        -----------      ----------

        7/24/96                    2           Disposition of        *
                                               Shafer Valve
                                               Company
                                               subsidiary

* Pro forma condensed consolidated balance sheet of the Company as of April 30, 1996 and unaudited proforma condensed consolidated income statements of the Company for the fiscal years ended October 31, 1995, 1994 and 1993, giving proforma effect to the disposition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 1996                    SHILOH INDUSTRIES, INC.



                                             By:  /s/ Robert L. Grissinger
                                                --------------------------------
                                                      Robert L. Grissinger,
                                                      President and Chief
                                                      Executive Officer




                                             By:  /s/ G. Rodger Loesch
                                                --------------------------------
                                                      G. Rodger Loesch,
                                                      Chief Financial Officer

                                EXHIBIT INDEX



                                                                     Sequential
Exhibit No.     Description of Exhibit                                  Page
- -----------     ----------------------                               ---------

2.1             Stock Purchase Agreement for Shafer Valve, dated         *
                May 22, 1996, by and between the Company and Bettis Corporation**

2.2             Asset Purchase Agreement dated September 6, 1996 by
                and among GDM Acquisition, Inc., Greenfield Die &
                Manufacturing Corp. and 3-D Engineering Inc.**           16

27              Financial Data Schedule

* Incorporated by Reference from the Company's Current Report on Form 8-K filed July 24, 1996.

** The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit to Exhibit 2.1 and 2.2.