Form 10-K
period 1996-10-31
SHILOH INDUSTRIES INC
filed 1997-01-29
CIK 904979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996    COMMISSION FILE NO. 0-21964

                             SHILOH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                              51-0347683
            (State or other jurisdiction of            (I.R.S. employer
             incorporation or organization)            identification no.)

    Suite 350, 1013 Centre Road, Wilmington, Delaware                19805
        (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (302) 998-0592

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, Par Value $0.01 Per Share

                  Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days. Yes X  No  ---   ---

                  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

                  Aggregate market value of Common Stock held by non-affiliates of the registrant as of January 17, 1997 at a closing price of $18.25 per share as reported by the Nasdaq National Market was approximately $66,466,846. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of January 17, 1997 was 13,011,663.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Annual Report on Form 10-K: (i) the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement"); and (ii) the Registrant's 1996 Annual Report for the fiscal year ended October 31, 1996 (the "Annual Report").

                             SHILOH INDUSTRIES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                      PAGE

PART I

  Item 1.  Business...............................................................................     1
  Item 2.  Properties.............................................................................     5
  Item 3.  Legal Proceedings......................................................................     7
  Item 4.  Submission of Matters to a Vote of Securityholders.....................................     7
  Item 4A. Executive Officers of the Company......................................................     7


PART II

  Item 5.  Market for Company's Common Equity and Related
           Stockholder Matters ...................................................................     8
  Item 6.  Selected Financial Data................................................................     8
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................................     8
  Item 8.  Financial Statements and Supplementary Data............................................     8
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................................................     8


PART III

  Item 10. Directors and Executive Officers of the Company........................................     8
  Item 11. Executive Compensation.................................................................     9
  Item 12. Security Ownership of Certain Beneficial Owners
              and Management......................................................................     9
  Item 13. Certain Relationships and Related Transactions.........................................     9


PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.........................................................................     9

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

                  Shiloh Industries, Inc. (the "Company") is a vertically integrated steel processor that supplies high quality blanks, stampings and processed steel to the automotive and other industries. The Company's products include steel blanks used principally by domestic and foreign automotive manufacturers for automobile fenders and hoods and heavy truck wheels and brake parts, as well as steel stampings used principally by automobile component manufacturers. The Company also designs, engineers and produces precision tools and dies for use in its own blanking and stamping operations as well as for sale to other industrial customers. In addition, the Company performs a variety of value-added intermediate steel processing services, such as pickling hot rolled steel and slitting, edge trimming, roller leveling and cutting to length hot and cold rolled steel.

                  The Company's origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, the Company expanded into blanking and stamping operations in the early 1960's. In 1977, the Company formed a joint venture with MTD Products Inc, a privately-held manufacturer of outdoor power equipment and tools, dies and stampings for the automotive industry ("MTD Products"), to develop additional steel processing capabilities.

                  On July 9, 1996, the Company sold all of the outstanding stock of its wholly owned subsidiary, Shafer Valve Company ("Shafer Valve"), for $13.2 million in cash. Shafer Valve, which the Company had acquired in May 1992, manufactured valve actuators primarily for the oil and gas industries. The sale of Shafer Valve was consistent with the Company's strategic objective to focus on its core steel processing business. In 1995, Shafer Valve accounted for approximately $16.5 million of the Company's total revenues of $228.8 million.

                  On November 1, 1996, the Company acquired substantially all of the assets of Greenfield Die & Manufacturing Corp. ("Greenfield") for approximately $22.6 million, which consisted of approximately $15.0 million in cash and approximately $7.6 million in assumed debt that was repaid immediately subsequent to closing. On January 3, 1997, the Company made an additional payment of approximately $2.3 million required under the terms of the Greenfield purchase agreement. Greenfield, headquartered in Canton, Michigan, a suburb of Detroit, serves the automotive industry by providing a variety of value added processes including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build. In 1995, Greenfield had sales of approximately $30 million. Today, after giving effect to the sale of Shafer Valve and the acquisition of Greenfield, the Company operates through eight facilities with a total of over 1.4 million square feet of manufacturing space.

                  The Company was organized as a Delaware corporation in April 1993 to serve as a holding company for seven operating subsidiaries. In June 1993, the Company effected a reorganization whereby these seven operating subsidiaries became direct or indirect subsidiaries of the Company. The Company's other subsidiary is Greenfield Die & Manufacturing Corporation, which the Company used to acquire the assets of Greenfield. In July 1993, the Company completed an initial public offering of 3,782,500 shares of its Common Stock. The Company's principal executive offices are located at Suite 350, 1013 Centre Road, Wilmington, Delaware 19805 and its telephone number is (302) 998-0592. Unless otherwise indicated, all references to the "Company" refer to Shiloh Industries, Inc. and its direct and indirect subsidiaries.


MARKET OVERVIEW

                  The Company occupies the market niche between primary steel producers and end-product manufacturers. Primary steel producers typically find it more cost effective to focus on the sale of standard size and tolerance steel to large volume purchasers and view the intermediate steel processor as part of their customer base. End-product manufacturers seek to purchase steel free from oxidation and scale, with closer tolerances, on shorter lead times and with more reliable and more frequent delivery than the primary steel producers can provide efficiently. Additionally, many end-product manufacturers are unwilling to invest in the technology, equipment and labor required to further blank, stamp or otherwise process steel for use in their manufacturing operations. By outsourcing certain components, many end-product manufacturers are able to significantly enhance the flexibility of their manufacturing operations in order to accommodate the shorter production runs and changeover times required by competitive pressures. These factors, together with the lower cost structure typically found in the outside supplier, have caused many end-product manufacturers to find it more beneficial, from a cost, quality and manufacturing flexibility standpoint, to outsource to steel processors many of the component parts which are utilized in the production of their end-products.

                  Sales to the automotive industry have historically represented a significant portion of the Company's sales. This is expected to continue for the foreseeable future. Sales to automotive and heavy truck manufacturers, and suppliers to those manufacturers, constituted 64%, 66% and 57% of the Company's revenues for the fiscal years ended October 31, 1996, 1995 and 1994, respectively.


STEEL PROCESSING PRODUCTS AND SERVICES

                  Blanking and Stamping. The Company produces precision stamped steel components through its blanking and stamping operations. Blanking is a process in which flat rolled steel is cut into precise two dimensional shapes by passing steel through a press employing a blanking die. The Company's blanking presses range in size from 200 tons to 3,000 tons, giving the Company the flexibility to produce blanks from flat rolled steel ranging in thickness from
 .020 inches to .500 inches. The Company's blanks are used principally by manufacturers in the automobile, heavy truck, heating, ventilating and air conditioning and lawn and garden industries to produce items such as automobile exterior parts including fenders, hoods and side panels, and heavy truck wheel rims and brake components.

                  Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three dimensional parts. The Company's stamping presses range in size from 150 tons to 1,500 tons, giving the Company the flexibility to stamp flat rolled steel and steel blanks ranging in thickness from .015 inches to .250 inches. The Company produces stamped parts using precision single stage, progressive and transfer dies, which in most cases are designed and manufactured by the Company. The Company produces stamped components principally for use in the manufacture of seat components, window assemblies and exhaust systems for automobiles and light trucks. In addition, the Company's stamping and blanking operations provide value-added processes such as welding, assembly, prototyping and mold design and build. These processes are principally utilized in the automotive industry.

                  The Company also designs, engineers and produces precision tools and dies. The Company produces tools and dies for use in its own blanking and stamping operations as well as for sale to other industrial customers. The Company maintains state-of-the-art technology to improve its tool and die production capabilities, and has computerized most of the design and engineering portions of its tool and die production process to reduce production time and cost. All of the Company's tool and die manufacturing facilities are electronically connected to certain major customers to expedite the delivery of tool and die specifications.

                  Other Steel Processing. The Company processes flat rolled steel principally for primary steel producers and manufacturers, including its own operations, that require processed steel for end-product manufacturing purposes. The Company either purchases or receives on a toll processing basis (i.e., the Company does not acquire ownership of the steel) hot rolled and cold rolled steel from primary steel producers located throughout the Midwest. This steel typically requires additional processing to meet the requirements of the end-product manufacturers. The Company's intermediate processing operations include pickling, slitting, edge trimming, roller leveling, cutting to length and quality inspecting of flat rolled steel.

                  The first processing operation for hot rolled steel typically involves pickling, a chemical process in which an acidic solution is applied to the steel to remove the surface oxidation and scale which develops on the steel shortly after it is hot rolled. During the pickling process, the steel is either coated with oil to prevent oxidation or with a borax based solution to prevent oxidation and facilitate the stamping process. The Company recently added a new pickling line, which allows the Company to nearly double its capacity for cleaning, finishing and coating steel. This new pickling line became fully operational in 1996. After pickling, the steel is ready for either delivery to the customer or additional processing. Cold rolled steel does not require pickling.

                  Pickled steel and cold rolled steel often go through additional processing operations by the Company to meet the requirements of end-product manufacturers. Slitting is the cutting of coiled steel to precise widths. Edge trimming removes a specified portion of the outside edges of the coiled steel to produce a uniform width. Roller leveling flattens the steel by applying pressure across the width of the steel to make the steel suitable for blanking and stamping. Cutting to length produces steel cut to specified lengths ranging from 12 inches to 168 inches. In addition to cleaning, leveling and cutting steel, the Company visually inspects steel to detect production flaws and utilizes computers to provide both visual displays and documented records of the thickness maintained throughout the entire coil of steel. To achieve high quality and increased volume levels, and to be responsive to manufacturers' just-in-time supply requirements, the Company has computerized most of its steel processing operations and has combined several complementary processing lines such as pickling, slitting and cutting to length at single facilities. The Company also performs inspection and inventory control services for certain customers.


FORMATION OF JOINT VENTURE; EXPANSION INTO MICHIGAN

                  In January 1996, the Company and Rouge Steel Company formed a limited liability company, Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), to create a joint venture to produce engineered steel blanks, with the Company as an eighty percent (80%) equity owner. The Company's investment in this joint venture has totaled approximately $18.8 million. Shiloh of Michigan commenced construction of a new manufacturing facility in Romulus, Michigan in 1995. Construction of this facility was completed in 1996 and it is anticipated that the facility will operate at full capacity by the end of fiscal 1997.

                  In November 1996, the Company completed its acquisition of Greenfield, which is based in a suburb of Detroit, Michigan. See "Business -- General." Through Greenfield and its interest in Shiloh of Michigan, the Company has expanded its geographic presence in Michigan. This expansion is consistent with the Company's long-term strategy of broadening its geographic scope.

SALES AND MARKETING

                  The Company's steel processing products and services are marketed directly by a sales force consisting of 14 salesmen who cover 9 states located principally in the Midwest. Two of the Company's salesmen focus on the Company's relationships with primary steel producers. Each of the Company's salesmen is trained to market the Company's entire line of steel processing products and services. The Company supplements its sales efforts with the technical support of its engineering staff, which, in many cases, offers the customer technical assistance during the product development stage. Certain of the Company's executive officers also actively participate in the Company's marketing efforts.


CUSTOMERS

                  The Company produces blanked and stamped parts and processes flat rolled steel for a variety of industrial customers. The Company supplies steel blanks primarily to the Big Three automobile manufacturers and manufacturers of heavy truck wheels and brake parts, and supplies stamped components to other automobile parts producers such as AP Parts, Johnson Controls and Excel Industries, who in turn sell to the Big Three and other automobile manufacturers. In addition, the Company also supplies blanks and stampings to manufacturers in the heating, ventilating and air conditioning, steel tubing, lawn and garden, home appliance and construction industries. The Company estimates that in fiscal 1996, sales of blanks and stampings to the automotive industry accounted for approximately 53% of the Company's revenues. The Company processes flat rolled steel for a number of primary steel producers and for end-product manufacturers in a variety of industries, including the automotive and lawn and garden industries.

                  One of the Company's largest customers is the Parma, Ohio stamping facility of the Metal Fabricating division of General Motors Corporation ("MFD Parma"). During fiscal 1996, MFD Parma accounted for approximately 8.5% of the Company's revenues and, because these revenues relate to blanks that are produced on a toll processing basis, approximately 15.2% of the total steel tonnage processed by the Company. The Company is the exclusive supplier of blanks to MFD Parma and has principally dedicated one of its blanking facilities to such production. MFD Parma produces stamped exterior body parts for use in many General Motors automobiles. The Company is linked through an electronic data interchange with MFD Parma and supplies blanks on a just-in-time basis.

                  LTV Steel Company, Inc. ("LTV Steel"), a primary steel producer with significant production facilities located in close proximity to the Company, is another large customer of the Company. During fiscal 1996, LTV Steel accounted for approximately 1.9% of the Company's revenues and approximately 8.5% of the total steel tonnage processed by the Company. The Company processes steel for LTV Steel on a toll processing basis and typically ships the processed steel to end-product manufacturers after completion of the necessary processing operations.


OPERATIONS AND ENGINEERING

                  The Company operates its steel processing facilities on an integrated basis. A significant portion of the processed flat rolled steel required by the Company in its blanking and stamping operations is supplied through its other steel processing operations. With three tool and die facilities, the Company typically designs, engineers and manufactures substantially all of the tools and dies used in its blanking and stamping operations.

                  Five of the Company's facilities were constructed by the Company and were located and designed to facilitate the integrated flow of the Company's processing operations. In addition, the Company has developed a just-in-time delivery system that enables the Company to meet its customers' requirements for deliveries on shorter lead times thereby minimizing their need to carry significant inventory levels.

                  The Company has a highly qualified and trained work force supplemented, where appropriate, with automation. In 1990, the Company established its own Total Quality Management program, known as the Integrated Continuous Improvement Program, which allows employees to take active roles in the improvement of their manufacturing processes and environment. The employees meet regularly to generate new ideas or projects relating to quality improvements, production safety and cost reduction.


RAW MATERIALS

                  The basic materials required for the Company' steel processing operations are hot and cold rolled steel. The Company obtains steel for processing from a number of primary steel producers, including Rouge Steel, Wheeling-Pittsburgh Steel, LTV Steel, Warren Consolidated Steel, U.S. Steel and Weirton Steel. A significant portion of the Company's steel processing products and services are provided on a toll processing basis. Under these arrangements, the Company charges a specified fee for processing steel without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase its raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers. Although the Company has been able to satisfy all of its current requirements for flat rolled steel, most of its suppliers have instituted allocation programs due to the current strong demand for flat rolled steel.


COMPETITION

                  Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including internal divisions of the Big Three automobile manufacturers, which have blanking facilities and greater financial and other resources than the Company. The market for the Company's other steel processing operations is also highly competitive. The Company competes with a number of steel processors in its region, such as Worthington Industries and Samuel Steel Pickling Company, and primary steel producers, many of which also have comparable facilities and greater financial and other resources than the Company. The primary characteristics of competition encountered by the Company in each of these markets are product quality, just-in-time delivery and price.


EMPLOYEES

                  As of December 31, 1996, the Company had approximately 1,270 employees. The employees at two of the Company's operating facilities (an aggregate of 326 employees) are covered by collective bargaining agreements that are due to expire on January 14, 2000 and June 4, 2001, respectively.


BACKLOG

                  Because the Company conducts its steel processing operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.


SEASONALITY

                  The Company typically experiences decreased revenue and operating income during its first fiscal quarter of each year, usually resulting from generally slower overall automobile production during the winter months. The Company's revenues and operating income in its third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers' changeover in production lines.


ENVIRONMENTAL MATTERS

                  The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other Federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. While the Company believes that at the present time it is in substantial compliance with environmental laws and regulations, these laws and regulations are constantly evolving and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on the Company in the future.


ITEM 2.  PROPERTIES.

                  The Company is a Delaware holding corporation that conducts its operations through eight manufacturing plants, six located in north central Ohio and two located in Michigan. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company considers full capacity of its steel processing facilities to be three eight hour shifts for 5.5 days per week. At October 31, 1996, the Company's steel processing operations were operating at near full capacity. The Company's eight operating facilities, all of which are owned (except for portions of its Canton, Michigan facility), are as follows:


                                                     SQUARE              DATE OF
                     LOCATION                        FOOTAGE             OPERATION          DESCRIPTION OF USE
                     --------                        -------             ---------          ------------------



   Mansfield Ohio.................................   274,245(1)             1955            Blanking/Tool and Die
                                                                                            Production

   Valley City, Ohio..............................   256,095(2)             1986            Blanking

   Wellington, Ohio...............................    32,700                1946            Tool and Die Production

   Wellington, Ohio...............................   210,915(3)             1987            Stamping

   Valley City, Ohio..............................   257,815                1977            Other Steel Processing

   Valley City, Ohio..............................   222,870                1990            Other Steel Processing

   Romulus, Michigan(4)...........................   170,600                1996(5)         Blanking

   Canton, Michigan...............................    96,706                1996(6)         Stamping/Tool and Die
                                                                                            Production


-------------------

(1) Includes a 58,963 square foot addition to this facility, which was completed in October 1994 and houses the Company's automated blanking press line.

(2) Includes a 56,630 square foot addition to this facility, which is expected to be completed in February 1997.

(3) Includes a 98,095 square foot addition to this facility, which was completed in September 1996.

(4) This facility is owned by Shiloh of Michigan, the Company's joint venture with Rouge Steel. The Company is a 80% equity owner of Shiloh of Michigan.

(5)      The Shiloh of Michigan facility was completed in August 1996.

(6) The Company acquired these operating facilities in November 1996 in connection with its acquisition of Greenfield.

                  The facilities in Valley City, Ohio are in close proximity to each other, facilitating greater integration of operations and management. In addition, the Company's operating facilities at Canton, Michigan consist of six separate facilities (five of which are leased) located within a five mile radius of each other.

ITEM 3.  LEGAL PROCEEDINGS.

                  The Company is involved in various lawsuits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of securityholders of the Company.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

                  The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         ROBERT L. GRISSINGER, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Grissinger was appointed Chairman of the Board in October 1996. In addition, he was appointed Chief Executive Officer of the Company in January 1995 and has been President and a Director of the Company since its formation in April 1993. Mr. Grissinger has also served as the Executive Vice President of Shiloh Corporation since 1989, and has been employed by Shiloh Corporation since 1963 in various financial and operational capacities. Mr. Grissinger is 58 years old.

         DOMINICK C. FANELLO, VICE CHAIRMAN OF THE BOARD. Mr. Fanello has been Vice Chairman of the Board since October 1996 and a Director of the Company since its formation in April 1993. Mr. Fanello served as Chairman of the Board of the Company from April 1993 to October 1996. In January 1995, Mr. Fanello resigned his position as the Chief Executive Officer of the Company, a position that he had previously held since April 1993. Mr. Fanello has also served as the Chairman and Chief Executive Officer of Shiloh Corporation since 1954, and was one of the founders of Shiloh Corporation and its predecessor. Mr. Fanello also serves as a director of Park National Bank (Newark, Ohio), Richland Trust Company and Rouge Steel Company. Mr. D. Fanello is 75 years old.

         JAMES C. FANELLO, EXECUTIVE VICE PRESIDENT AND PRESIDENT OF STAMPING AND BLANKING. Mr. Fanello has been the Executive Vice President and President of Stamping and Blanking and a Director of the Company since its formation in April 1993. Mr. Fanello has been employed by Shiloh Corporation and its predecessor since 1951 during which time he has held various positions, including President and Executive Vice President. Mr. J. Fanello is 68 years old.

         WILLIAM R. BURTON, SENIOR VICE PRESIDENT, CORPORATE PLANNING. Mr. Burton joined the Company in October 1994 and served as President of Shafer Valve until its sale in July 1996. Since January 1995, Mr. Burton has served as Senior Vice President, Corporate Planning. From December 1990 through September 1994, Mr. Burton was the President and General Manager of Hartman Electrical Manufacturing, a division of Figgie International, Inc. that manufacturers electrical components principally for use in commercial and military aircraft. Mr. Burton is 58 years old.

         G. RODGER LOESCH, EXECUTIVE VICE PRESIDENT OF MANUFACTURING AND SALES. Mr. Loesch was appointed Executive Vice President of Manufacturing and Sales of the Company in October 1996. Prior to October 1996, Mr. Loesch had been the Chief Financial Officer of the Company since January 1995 and the Treasurer of the Company since its formation in April 1993. Mr. Loesch has also served as the Corporate Controller of Shiloh Corporation since 1986. Mr. Loesch is a Certified Public Accountant. Prior to joining Shiloh Corporation, Mr. Loesch was employed by Burroughs Corporation and Arthur Andersen & Co. Mr. Loesch is 42 years old.

         CRAIG A. STACY, CHIEF FINANCIAL OFFICER AND TREASURER. Mr. Stacy was appointed Chief Financial Officer and Treasurer in October 1996. Mr. Stacy had been the Corporate Controller of the Company since 1994. Prior to joining the Company, Mr. Stacy was employed by Price Waterhouse LLP and Ernst & Young LLP. Mr. Stacy is a Certified Public Accountant. Mr. Stacy is 30 years old.

         DAVID K. FRINK, VICE PRESIDENT OF STEEL PROCESSING AND DIRECTOR OF CORPORATE PURCHASING. Mr. Frink was named Vice President of Steel Processing and Director of Corporate Purchasing in August 1996. Prior to August 1996, Mr. Frink had been the plant general manager at Liverpool Coil Processing since June 1991. Mr. Frink is 49 years old.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The information required by Item 5 is set forth at page 23 of the Annual Report, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

                  The information required by Item 6 is set forth at page 18 and pages 29 through 39 of the Annual Report, which information is incorporated herein by reference. In addition to such information incorporated herein by reference, at October 31, 1994, 1993 and 1992, the total assets of the Company were $155,733, $143,064 and $130,566, respectively, and the long-term debt of the Company was $22,868, $26,914 and $62,791, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by Item 7 is set forth at pages 19 through 22 of the Annual Report, which information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information required by Item 8 is set forth at pages 23 through 39 of the Annual Report, which information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

                  Information with respect to Directors of the Company is set forth in the Proxy Statement on pages 1 through 4 under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement on page 7 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

                  Information with respect to executive compensation is set forth in the Proxy Statement on pages 8 through 11 under the heading "Compensation of Executive Officers" and on page 4 under the heading "Election of Directors -- Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement on pages 5 and 6 under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Information with respect to certain relationships and related transactions is set forth in the Proxy Statement on page 4 under the heading "Election of Directors -- Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions," which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K.

              1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the report of independent accountants thereon, included in the Annual Report on pages 23 through 39, are incorporated by reference in Item 8:

                  Report of Independent Accountants

                  Consolidated Balance Sheet at October 31, 1996 and 1995.

                  Consolidated Statement of Income for the three years ended October 31, 1996.

                  Consolidated Statement of Cash Flows for the three years ended October 31, 1996.

                  Consolidated Statement of Stockholders' Equity for the three years ended October 31, 1996.

                  Notes to Consolidated Financial Statements.

              2. Financial Statement Schedules. The following consolidated financial statement schedules of the Company and its subsidiaries and the report of independent accountants thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report:

                  SCHEDULES
                  ---------

                  Report of Independent Accountants on Financial Statement Schedule

                  II.      Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

              3.  Exhibits:

                  2.1 Stock Purchase Agreement, dated May 22, 1996, by and between the Company and Bettis Corporation is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No. 0-21964).

                  2.2 Asset Purchase Agreement, dated September 6, 1996, among GDM Acquisition, Inc., Greenfield Die & Manufacturing Corp. and 3-D Engineering, Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No. 0-21964).

                  3.1(i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                    (ii) By-Laws of the Company are incorporated herein by reference to Exhibit 3.1(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  4.1 Specimen certificate for the Common Stock, par value $.01 per share, of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  4.2 Stockholders Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc. and the stockholders named therein is incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  4.3 Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  4.4 First Amendment to Stockholders Agreement, dated March 11, 1994, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  10.1 Credit Agreement, effective as of April 16, 1996, between the Company, the Banks listed on Annex A thereto and Society National Bank, as Agent is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

                  10.2 Credit Agreement, effective as of April 16, 1996, between Shiloh of Michigan, L.L.C., the Banks listed on Annex A thereto and Society National Bank, as Agent is incorporated herein by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

                  10.3 Guaranty of Payment, dated April 16, 1996, by the Company in favor of the Banks named therein (with an attached schedule identifying the other subsidiaries of the Company that have entered into an identical agreement) is incorporated herein by reference to
                           Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

                  10.4 Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to
                           Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

                  10.5 Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

                  10.6 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  *10.7 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  *10.8 Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                  *10.9 Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

                  *10.10 Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to
                           Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

                  13.1     1996 Annual Report.

                  21.1     Subsidiaries of the Company.

                  24.1     Powers of Attorney.

                  27.1     Financial Data Schedule.


         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996.


-----------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

                                   SIGNATURES

                  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     SHILOH INDUSTRIES, INC.


                                     BY:   /s/ ROBERT L. GRISSINGER
                                         --------------------------------------
                                         Robert L. Grissinger
                                         Chairman, President and Chief Executive
                                         Officer

                                     DATE:  JANUARY 25, 1997

                  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                   TITLE                                            DATE
         ---------                                   -----                                            ----

                 *                             Vice Chairman and Director                        January 25, 1997
---------------------------------------
        DOMINICK C. FANELLO

     /s/ Robert L. Grissinger                  Chairman, President and Chief Executive Officer   January 25, 1997
---------------------------------------        and Director (Principal Executive Officer)
        ROBERT L. GRISSINGER

                 *                             Treasurer and Chief Financial Officer             January 25, 1997
---------------------------------------        (Principal Accounting and Principal
        CRAIG A. STACY                         Financial Officer)


                 *                             Director                                          January 25, 1997
---------------------------------------
        JAMES C. FANELLO

                 *                             Director                                          January 25, 1997
---------------------------------------
        CURTIS E. MOLL

                 *                             Director                                          January 25, 1997
---------------------------------------
        DIETER KAESGEN

                 *                             Director                                          January 25, 1997
---------------------------------------
        DAVID J. HESSLER

                 *                             Director                                          January 25, 1997
---------------------------------------
        RICHARD S. GRAY

                 *                             Director                                          January 25, 1997
---------------------------------------
        JAMES A. KARMAN

                 *                             Director                                          January 25, 1997
---------------------------------------
        THEODORE K. ZAMPETIS


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


By:  /s/ Robert L. Grissinger
   ---------------------------------------
   ROBERT L. GRISSINGER, ATTORNEY-IN-FACT

                                  EXHIBIT INDEX


Exhibit No.                            Exhibit Description
-----------                            -------------------


2.1 Stock Purchase Agreement, dated May 22, 1996, by and between the Company and Bettis Corporation is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No. 0-21964).

2.2 Asset Purchase Agreement, dated September 6, 1996, among GDM Acquisition, Inc., Greenfield Die & Manufacturing Corp. and 3-D Engineering, Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No. 0-21964).

3.1(i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

3.1(ii) By-Laws of the Company are incorporated herein by reference to Exhibit 3.1(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.1 Specimen certificate for the Common Stock, par value $.01 per share, of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.2 Stockholders Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc. and the stockholders named therein is incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.3 Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to
                     Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (Commission File No. 0-21964).

4.4 First Amendment to Stockholders Agreement, dated March 11, 1994, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.1 Credit Agreement, effective as of April 16, 1996, between the Company, the Banks listed on Annex A thereto and Society National Bank, as Agent is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

Exhibit No.                            Exhibit Description
-----------                            -------------------


10.2 Credit Agreement, effective as of April 16, 1996, between Shiloh of Michigan, L.L.C., the Banks listed on Annex A thereto and Society National Bank, as Agent is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.3 Guaranty of Payment, dated April 16, 1996, by the Company in favor of the Banks named therein (with an attached schedule identifying the other subsidiaries of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.4 Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.5 Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.6 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to
                     Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.7 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.8 Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.9 Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

10.10 Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

Exhibit No.                            Exhibit Description
-----------                            -------------------

13.1                 1996 Annual Report.

21.1                 Subsidiaries of the Company.

24.1                 Powers of Attorney.

27.1                 Financial Schedule.

                                                                     Schedule II


                                SHILOH INDUSTRIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                           Additions
                                          Balance at       charged to                          Balance at
                                          beginning        costs and                             end of
                                          of period         expenses            Deductions       period
                                          ---------         --------            ----------       ------

Description
-----------

Valuation account for accounts
receivable
  Year ended October 31, 1996           $1,105,068        $   34,600             $226,598      $  913,070

  Year ended October 31, 1995              829,344           322,064               46,340       1,105,068

  Year ended October 31, 1994              549,200           587,853              307,709         829,344


Reserve for excess, slow moving
and potentially obsolete
material
  Year ended October 31, 1996             $482,368        $   82,181             $482,368       $  82,181

  Year ended October 31, 1995              505,000           426,340              448,972         482,368

  Year ended October 31, 1994               26,000           505,000               26,000         505,000


Valuation allowance for deferred
tax assets (a)
  Year ended October 31, 1996             $ 92,941        $5,046,335             $ 92,941      $5,046,335

  Year ended October 31, 1995               94,972           _____                  2,031          92,941

  Year ended October 31, 1994               _____             94,972                _____          94,972