Form 10-K/A
period 1996-10-31
SHILOH INDUSTRIES INC
filed 1997-02-05
CIK 904979

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO

   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996 COMMISSION FILE NO. 0-21964

                             SHILOH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                              51-0347683
(State of other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification no.)

Suite 350, 1013 Centre Road, Wilmington, Delaware                  19805
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

               Consolidated Statement of Cash Flows for the three years ended October 31, 1996.

               Consolidated Statement of Stockholders' Equity for the three years ended October 31, 1996.

               Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules. The following consolidated financial statement schedules of the Company and its subsidiaries and the report of independent accountants thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report:

               SCHEDULES                                            PAGE NO.
               ---------                                            --------
               Report of Independent Accountants on Financial
                 Statement Schedule................................

               II. Valuation and Qualifying Accounts...............



     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

       3. Exhibits:

          2.1 Stock Purchase Agreement, dated May 22, 1996, by and between the Company and Bettis Corporation is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No.0-21964).

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

          4.4 First Amendment to Stockholders Agreement, dated March 11, 1994, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0- 21964).

          10.1 Credit Agreement, effective as of April 16, 1996, between the Company, the Banks listed on Annex A thereto and Society National Bank, as Agent is incorporated herein by reference to Exhibit
               10.1 of the Company's Quarterly Report on Form 10- Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

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

-------------------
* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

     All Exhibits previously filed are incorporated herein by reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                SHILOH INDUSTRIES, INC.

                                BY:          *
                                   ----------------------------------
                                   Robert L. Grissinger
                                   Chairman, President and Chief Executive
                                    Officer

                                   DATE:  FEBRUARY 5, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                   TITLE                                          DATE
         ---------                                   -----                                          ----
                 *                             Vice Chairman and Director                       February 5, 1997
----------------------------------
        DOMINICK C. FANELLO

                 *                             Chairman, President and Chief Executive          February 5, 1997
----------------------------------             Officer and Director (Principal
        ROBERT L. GRISSINGER                   Executive Officer)


                 *                             Treasurer and Chief Financial Officer            February 5, 1997
----------------------------------             (Principal Accounting and Principal
        CRAIG A. STACY                         Financial Officer)


                 *                             Director                                         February 5, 1997
----------------------------------
        JAMES C. FANELLO

                 *                             Director                                         February 5, 1997
----------------------------------
        CURTIS E. MOLL

                 *                             Director                                         February 5, 1997
----------------------------------
        DIETER KAESGEN

                 *                             Director                                         February 5, 1997
----------------------------------
        DAVID J. HESSLER

                 *                             Director                                         February 5, 1997
----------------------------------
        RICHARD S. GRAY

                 *                             Director                                         February 5, 1997
----------------------------------
        JAMES A. KARMAN

                 *                             Director                                         February 5, 1997
----------------------------------
        THEODORE K. ZAMPETIS

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By: /s/ Thomas C. Daniels
   ------------------------------------------
   THOMAS C. DANIELS, ATTORNEY-IN-FACT

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

Our audits of the consolidated financial statements referred to in our report dated December 10, 1996 appearing in the 1996 Annual Report to Shareholders of Shiloh Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

Cleveland, Ohio
December 10, 1996

                                                                     Schedule II

                               SHILOH INDUSTRIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                      Additions
                                      Balance at      charged to                       Balance at
                                      beginning       costs and                         end of
                                      of period        expenses       Deductions        period
                                      ---------        --------       ----------        ------
Description
-----------
Valuation account for accounts
receivable
     Year ended October 31, 1996      $1,105,068      $   34,600      $  226,598      $  913,070

     Year ended October 31, 1995         829,344         322,064          46,340       1,105,068

     Year ended October 31, 1994         549,200         587,853         307,709         829,344

Reserve for excess, slow moving
and potentially obsolete
material
     Year ended October 31, 1996      $  482,368      $   82,181      $  482,368      $   82,181

     Year ended October 31, 1995         505,000         426,340         448,972         482,368

     Year ended October 31, 1994          26,000         505,000          26,000         505,000

Valuation allowance for deferred
tax assets (a)
     Year ended October 31, 1996      $   92,941      $5,046,335      $   92,941      $5,046,335

     Year ended October 31, 1995          94,972              --           2,031          92,941

     Year ended October 31, 1994              --          94,972              --          94,972