Form 10-Q
period 1997-01-31
SHILOH INDUSTRIES INC
filed 1997-03-14
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission file number     0-21964
                      -------------------

                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      51-0347683
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
                      or organization)                   Identification No.)

             Suite 350, 1013 Centre Road, Wilmington, Delaware 19805
--------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (302) 998-0592
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of March 13, 1996 was 13,038,763 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                                               Page
                                                                                               ----
         PART I.           FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet                                                              3

         Consolidated Statement of Income                                                        4

         Consolidated Statement of Cash Flows                                                    5

         Notes to Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           9

         PART II.          OTHER INFORMATION

Item 2.  Changes in Securities                                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                                       11

         Exhibit 27  Financial Data Schedule

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                            January 31,           October 31,
                                                              1997                   1996
                                                           ------------          ------------
ASSETS
------

Cash and cash equivalents                                  $        807          $  1,721,152
Accounts receivable                                          43,481,998            33,115,765
Inventory                                                    28,816,285            18,626,492
Deferred income taxes                                         1,034,092             1,034,092
Prepaid expenses                                              3,660,373             3,573,160
                                                           ------------          ------------
       Total current assets                                  76,993,555            58,070,661
                                                           ------------          ------------
Property, plant and equipment, net                          143,933,384           122,293,375
Goodwill                                                      7,529,661               615,318
Other long-term assets                                        3,525,408            26,029,671
                                                           ------------          ------------
       Total assets                                        $231,982,008          $207,009,025
                                                           ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                           $ 23,640,654          $  9,719,528
Short- term debt                                              7,000,000             2,500,000
Accrued income taxes                                          4,043,800             1,412,499
Other accrued expenses                                        8,680,535             9,625,343
                                                           ------------          ------------
       Total current liabilities                             43,364,989            23,257,370
                                                           ------------          ------------
Long- term debt                                              50,400,000            50,433,352
Deferred income taxes                                         7,161,027             7,161,027
                                                           ------------          ------------
       Total liabilities                                    100,926,016            80,851,749
                                                           ------------          ------------
Stockholders' equity
  Common stock                                                  130,387               130,116
  Paid-in capital                                            38,743,407            38,375,152
  Retained earnings                                          92,182,198            87,652,008
                                                           ------------          ------------
       Total stockholders' equity                           131,055,992           126,157,276
                                                           ------------          ------------
Commitments and contingent liabilities                             --                    --

       Total liabilities and stockholders' equity          $231,982,008          $207,009,025
                                                           ============          ============





The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                        Three months ended January 31,
                                                      ---------------------------------
                                                          1997                 1996
                                                          ----                 ----
Revenues                                              $64,567,498          $ 51,539,142
Cost of sales                                          51,990,268            41,532,762
                                                      -----------          ------------
Gross Profit                                           12,577,230            10,006,380
Selling, general and administrative expenses            5,325,262             3,816,659
                                                      -----------          ------------
Operating income                                        7,251,968             6,189,721
Interest expense, net                                     152,586               114,406
Minority interest                                          95,281                  --
Other income, net                                         171,496                 7,411
                                                      -----------          ------------
Income from continuing operations before
  income taxes                                          7,366,159             6,082,726

Provision for income taxes                              2,835,969             2,343,139
                                                      -----------          ------------
Income from continuing operations                       4,530,190             3,739,587

Loss from discontinued operations, net
 of income taxes                                             --                (376,106)
                                                      -----------          ------------
Net income                                            $ 4,530,190          $  3,363,481
                                                      ===========          ============

Earnings per share:
   Income from continuing operations                  $       .35          $        .29
   Loss from discontinued operations                         --                    (.03)
                                                      -----------          ------------
   Net income per share                               $       .35          $        .26
                                                      ===========          ============
Weighted average number of common shares:              13,011,663            13,011,663



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months ended January 31,
                                                                                   ----------------------------------
                                                                                       1997                  1996
                                                                                       ----                  ----
Cash Flows From Operating Activities:
    Net income                                                                     $  4,530,190           $ 3,363,481
    Adjustments to reconcile net income from continuing
       operations to net cash provided by operating
       activities:
          Depreciation and amortization                                               2,262,185             1,784,359
          Discontinued Operations                                                            --               376,106
          Minority Interest                                                             (95,281)                 --
          Loss (gain) on sale of assets                                                 (41,553)                 --
          Changes in operating assets and liabilities
           net of effects of business acquired:
              Accounts receivable                                                    (4,564,356)            1,670,610
              Inventories                                                            (4,114,869)             (599,614)
              Prepaids and other assets                                                  96,851              (625,425)
              Payables and accruals                                                   9,331,114             2,609,504
              Accrued income taxes                                                    2,631,301             1,086,380
                                                                                   ------------           -----------
    Net cash provided by continuing operations                                       10,035,582             9,665,401

          Discontinued operations - non cash charges and
            working capital changes                                                        --              (1,710,284)
                                                                                   ------------           -----------
    Net cash provided by operating activities                                        10,035,582             7,955,117
                                                                                   ------------           -----------
Cash Flows From Investing Activities:
       Capital expenditures                                                         (14,000,414)           (4,886,840)
       Proceeds from sale of assets                                                     169,377                  --
       Acquisition of business                                                       (2,760,064)                 --
                                                                                   ------------           -----------
    Net cash used in investing activities                                           (16,591,101)           (4,886,840)
                                                                                   ------------           -----------
Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                                            8,500,000             2,500,000
       Repayments of short-term borrowings                                           (4,000,000)                 --
       Proceeds from long-term borrowings                                                  --               1,814,271
       Repayments of long-term borrowings                                               (33,352)           (9,237,500)
       Issuance of common stock                                                         368,526                  --
                                                                                   ------------           -----------
    Net cash provided by (used for) financing activities                              4,835,174            (4,923,229)
                                                                                   ------------           -----------
Net decrease in cash and cash equivalents                                            (1,720,345)           (1,854,952)

Cash and cash equivalents at beginning of period                                      1,721,152             2,391,645
                                                                                   ------------           -----------
Cash and cash equivalents at end of period                                         $        807           $   536,693
                                                                                   ============           ===========



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation and Business
-------------------------------------------

         The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders.

         Revenues and operating results for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         The Consolidated Statement of Income and Consolidated Statement of Cash Flows for the period ending January 31, 1996 have been reclassified to correspond to current presentation for discontinued operations (see Note 2).

NOTE 2 - Discontinued Operations
--------------------------------

               In May 1996, the Company entered into an agreement to sell the stock of one of its subsidiaries, the Shafer Valve Company, to Bettis Corporation for $13.2 million. The Company has accounted for this operation as a discontinued operation effective April 30, 1996, the measurement date. Results of operations and cash flows for 1996 have been reclassified for amounts associated with the discontinued operation.

               The sale of Shafer Valve was completed on July 9, 1996. The net proceeds from the sale of the operation were used primarily to reduce debt.

NOTE 3 - Inventories:
---------------------

Inventories consist of the following:

                                    January 31,       October 31,
                                       1997              1996
                                   ------------      ------------
Raw materials                      $ 16,602,967      $ 11,557,662
Work-in-process                       7,786,886         2,797,698
Finished goods                        5,665,968         5,475,054
                                   ------------      ------------
Total at average cost                30,055,821        19,830,414
LIFO reserve                         (1,239,536)       (1,203,922)
                                   ------------      ------------
 Total                             $ 28,816,285      $ 18,626,492
                                   ============      ============

NOTE 4 - Property, Plant and Equipment:
---------------------------------------

Property, plant and equipment consist of the following:

                                            January 31,             October 31,
                                               1997                     1996
                                           -------------           -------------
Land                                       $   3,901,473           $   3,584,572
Buildings and improvements                    51,070,950              48,916,332
Machinery and equipment                       93,401,901              87,121,959
Furniture and fixtures                         6,243,422               4,810,494
Construction in progress                      43,959,853              30,787,858
                                           -------------           -------------
    Total, at cost                           198,577,599             175,221,215
Less:  Accumulated depreciation              (54,644,215)            (52,927,840)
                                           -------------           -------------
Net property, plant and equipment          $ 143,933,384           $ 122,293,375
                                           =============           =============

NOTE 5 - Financing Arrangements:

Short-term debt consists of the following:
                                                                  January 31,           October 31,
                                                                      1997                 1996
                                                                 --------------      ---------------
Revolving credit loan - interest at 6.00% at January 31, 1997    $    2,000,000      $           --
Revolving credit loan - interest at 6.06% at January 31, 1997         3,000,000                  --
Revolving credit loan - interest at 6.00% at January 31, 1997         2,000,000            2,500,000
                                                                 --------------      ---------------
Total                                                            $    7,000,000      $     2,500,000
                                                                 ==============      ===============

Long-term debt consists of the following:


                                                                          January 31,          October 31,
                                                                             1997                  1996
                                                                          -----------          -----------
Revolving credit loan - interest at 6.03% at January 31, 1997             $26,500,000          $26,500,000
Revolving credit loan - interest at 6.00% at January 31, 1997              18,500,000           18,500,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.8% payable on
 February 1, 2010                                                           5,400,000            5,433,352
                                                                          -----------          -----------
                                                                          $50,400,000          $50,433,352
 Less:  current portion                                                            --                   --
                                                                          -----------          -----------
                                                                          $50,400,000          $50,433,352
                                                                          ===========          ===========


Prior to January 31, 1997, the Company had a $30 million unsecured revolving credit facility ("Facility") with KeyBank National Association ("KeyBank"). The Company increased this Facility to $70 million as of January 31, 1997.

Prior to February 24, 1997, the Company was acting as an 80% guarantor for a $23 million unsecured revolving credit facility ("Shiloh Michigan Facility") entered into by Shiloh of Michigan with KeyBank. The Company increased the Shiloh Michigan Facility to $28 million as of February 24, 1997.

Certain of the debt agreements described above contain various restrictive covenants which, among others, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

Amounts available under the Company's revolving credit facilities, including the Shiloh Michigan facility, aggregated $48 million at January 31, 1997.



NOTE 6 - Other Information:
---------------------------

During the three months ended January 31, 1997 and 1996, cash payments for interest amounted to $539,165 and $403,701, respectively, while cash payments, net of refunds, for income taxes amounted to $204,668 and $1,128,784, respectively.

The Company's Non-Qualified Stock Option Plan, adopted in May 1993, provides for granting officers and employees options to acquire up to an aggregate of 450,000 shares of the Company's Common Stock. To date, the Company has granted options to certain officers and employees to purchase an aggregate of 253,400 shares at prices ranging from $11.00 to $16.50 per share.

On January 29, 1997, the Company issued 27,100 shares of Common Stock as the result of the exercise of stock options. As a result of such issuance of Common Stock, the Company received proceeds of $298,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In 1995, the Company prepared a long-term, business plan which included a strategic decision to concentrate on the core steel processing segment. As a result, the Company sought inquiries from prospective bidders for the sale of its subsidiary, Shafer Valve Company ("Shafer Valve"). Effective April 30, 1996, the Company accounted for Shafer Valve as a discontinued operation. In May 1996, the Company entered into an agreement to sell the stock of Shafer Valve to Bettis Corporation. The sale was completed on July 9, 1996.

Subsequent to the November 1, 1996 purchase of Greenfield Die & Manufacturing Company ("GDM"), the Company operates through eight subsidiaries, Shiloh Corporation, Valley City Steel Company, Sectional Die Company, Inc., Medina Blanking, Inc., Sectional Stamping, Inc., Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel ("Shiloh Michigan") and GDM.

The Company typically experiences decreased revenue and operating income during the first fiscal quarter of each year, usually resulting from generally slower overall automobile production during the winter months. The revenues and operating income in the third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers' changeover in production lines.

The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel to the automotive, heavy truck and other industries. The Company performs a variety of intermediate steel processing services, which include pickling hot rolled steel and slitting, edge trimming, roller leveling and cutting to length hot and cold rolled steel. In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to the customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. The Company estimates that during the past three years approximately 85.9%, 86.4% and 85.4%, respectively, of total tons processed was done on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not; consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

Results of Operations
---------------------

THREE MONTHS ENDED JANUARY 31, 1997
COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

REVENUES. Revenues increased by $13.0 million, or 25.3%, to $64.6 million for the first quarter of fiscal 1997 from $51.5 million for the comparable period in 1996. The increase in revenues is primarily due to the inclusion of $10.2 million of revenues from GDM, which was acquired in November 1996. Revenues from the blanking and stamping and the other steel processing operations for the first quarter of fiscal 1997 increased approximately 26.9% and 21.5%, respectively, from the comparable period in fiscal 1996. The percentage of revenues from directly owned steel processed increased to 74.5% for the first quarter of fiscal 1997 from 70.3% for the comparable period in fiscal 1996. Revenues from toll processed steel declined to 25.5% for the first quarter of fiscal 1997 from 29.7% for the comparable period in fiscal 1996. The increase in the percentage of revenues from directly owned steel processed was primarily due to the inclusion of GDM.

GROSS PROFIT. Gross profit increased by $2.6 million, or 25.7%, to $12.6 million for the first quarter of fiscal 1997 from $10.0 million for the comparable period in fiscal 1996. Gross margin increased to 19.5% for the first quarter of fiscal 1997 from 19.4% for the comparable period in fiscal 1996. The slight increase in gross margin is primarily attributable to higher gross margins realized with the inclusion of GDM, offset by pre-operating costs incurred at Shiloh Michigan and start-up costs related to major expansion projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 39.5% to $5.3 million for the first quarter of fiscal 1997 from $3.8 million for the comparable period in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses increased to 8.3% for the first quarter of fiscal 1997 from 7.4% for the comparable period in fiscal 1996. The largest component of the increase, both as a percentage of sales and in dollars, arose principally from the inclusion of GDM. In addition, the increase was attributable to increased personnel costs at the Company's corporate office in connection with the addition of new personnel and start-up costs related to major expansion projects.

OTHER. Interest expense, net, increased 33.4% to $152,000 for the first quarter of fiscal 1997 from $114,000 for the first quarter in fiscal 1996. Interest expense of $554,000 related to expansion of several facilities was capitalized during the period. The provision for income taxes was $2.8 million in the first quarter of fiscal 1997 compared with $2.3 million in the comparable period in fiscal 1996, representing an effective tax rate of 38.5% for both periods.

DISCONTINUED OPERATIONS. On July 9, 1996 the Company sold Shafer Valve, which had been accounted for as a discontinued operation effective April 30, 1996.

NET INCOME. Net income for the first quarter of fiscal 1997 increased by $1.1 million, or 34.7%, to $4.5 million from $3.4 million for the comparable period in fiscal 1996. This increase was primarily the result of the inclusion of GDM, which was acquired by the Company in November 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 1997, the Company had $33.6 million of working capital, representing a current ratio of 1.8 to 1, and a debt-to-capitalization ratio of 30.5%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1997.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first quarter of 1997 was $10.0 million as compared to $8.0 million for the first quarter of fiscal 1996. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $14.0 million during the first quarter of fiscal 1997 and $4.9 million for the comparable period in fiscal 1996. The capital expenditures during the first quarter of 1997 were primarily for the expansion of the Company's current blanking and stamping facilities, as well as construction at Shiloh Michigan. For fiscal 1997, the Company has planned capital expenditures of up to approximately $60.4 million. The increased level of capital expenditures is due to the planned construction of a new $17.0 million stamping facility for GDM, and an $11.4 million tooling center in Wellington, Ohio, as well as $26.4 million for new machinery and equipment and the expansion of existing operating facilities and $5.6 million in sustaining capital expenditures. Such facilities and machinery and equipment are being constructed or obtained to support increased business and anticipated new business and to enhance productivity.

Prior to January 31, 1997, the Company had a $30.0 million revolving credit facility ("Facility") with KeyBank National Association ("KeyBank"). On January 31, 1997, the Company increased this Facility to $70 million.

Prior to February 24, 1997, the Company was acting as an 80% guarantor for a $23 million unsecured revolving credit facility ("Shiloh Michigan Facility") entered into by Shiloh Michigan with KeyBank. On February 24, 1997, the Company increased the Shiloh Michigan Facility to $28 million.

The Company executed a promissory note as of December 6, 1996 in favor of Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR rate plus 3/4%. In addition, the Company executed a promissory note as of January 31, 1997 in favor of KeyBank and received an aggregate amount of $3.0 million for working capital purposes. Interest accrues on the outstanding principal balance of this promissory note at approximately 6.1% per annum.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The entire $5.4 million of such proceeds was outstanding as of January 31, 1997.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $100 million, $48.0 million of which was unused at January 31, 1997.

FORWARD-LOOKING STATEMENTS

        The statements contained in this Report that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade,
(ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions, internal expansion and the construction of new facilities and (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

PART II

Item 2. CHANGES IN SECURITIES

        (c) The Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 27,100 shares of Common Stock on January 27, 1997 upon the exercise of certain stock options at an exercise price of $11.00 per share.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Financial Data Schedule

        (b) The Company filed a Current Report on Form 8-K dated November 1, 1996 in connection with the acquisition of Greenfield Die & Manufacturing Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 1997                  SHILOH INDUSTRIES, INC.



                                      By:  /s/ Robert L. Grissinger
                                         ---------------------------------
                                               Robert L. Grissinger,
                                               Chairman,
                                               President and Chief
                                               Executive Officer

                                      By:  /s/ Craig A. Stacy
                                         ---------------------------------
                                               Craig A. Stacy,
                                               Chief Financial Officer
                                               and Treasurer