Form 10-Q/A
period 1997-01-31
SHILOH INDUSTRIES INC
filed 1997-04-01
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 205499
                                   Form 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number       0-21964
                       ----------------------

                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         51-0347683
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 or organization)                                       Identification No.)

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

Yes   X      No
    -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of March 13, 1997 was 13,038,763 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                  PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheet

                  Consolidated Statement of Income

                  Consolidated Statement of Cash Flows

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                  PART II.          OTHER INFORMATION

Item 2.           Changes in Securities

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibit 10.1 Master Unsecured Demand Promissory Note of Shiloh Corporation to
                                      The Richland Trust Company of
                                      Mansfield, dated December 6, 1996

                  Exhibit 10.2 First Amendment to Credit Agreement, dated January 31, 1997 by and among the Company, the banks listed on Annex A thereto and Keybank National Association (successor to Society National Bank), as Agent

                  Exhibit 10.3 First Amendment to Credit Agreement, dated as of February 24, 1997, by and among Shiloh of Michigan, LLC, the banks listed on Annex A thereto and Keybank National Association, as Agent

                  Exhibit 10.4 Master Promissory Note of the Company to Keybank National Association, dated as of January 31, 1997

                  Exhibit 27          Financial Data Schedule

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibit 10.1      Master Unsecured Demand Promissory
                                             Note of Shiloh Corporation to The
                                             Richland Trust Company, dated
                                             December 6, 1996

                           Exhibit 10.2      First Amendment to Credit
                                             Agreement, dated January 31, 1997
                                             by and among the Company, the banks
                                             listed on Annex A thereto and
                                             Keybank National Association
                                             (successor to Society National
                                             Bank), as Agent

                           Exhibit 10.3      First Amendment to Credit
                                             Agreement, dated as of February 24,
                                             1997, by and among Shiloh of
                                             Michigan, LLC, the banks listed on
                                             Annex A thereto and Keybank
                                             National Association, as Agent

                           Exhibit 10.4 Master Promissory Note of the Company to Keybank National
                                             Association, dated as of
                                             January 31, 1997

                           Exhibit 27.1      Financial Data Schedule

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

Date:  April 1, 1997                         SHILOH INDUSTRIES, INC.


                                             By:   /s/ Robert L. Grissinger
                                                --------------------------------
                                                       Robert L. Grissinger
                                                       Chairman,
                                                       President and Chief
                                                       Executive Officer

                                             By:   /s/ Craig A. Stacy
                                                --------------------------------
                                                       Craig A. Stacy
                                                       Chief Financial Officer
                                                       and Treasurer