Form 10-Q
period 1997-04-30
SHILOH INDUSTRIES INC
filed 1997-06-16
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------
Commission file number          0-21964
                       --------------------

                             SHILOH INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    51-0347683
---------------------------------           -----------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization)


      Suite 350, 1013 Centre Road,  Wilmington, Delaware 19805
-------------------------------------------------------------------------------
      (Address of principal executive offices - zip code)

                                 (302) 998-0592
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes    X                No
    ------                -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of June 6, 1997 was 13,038,763 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

        PART I.           FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                Consolidated Balance Sheet                                  3

                Consolidated Statement of Income                            4

                Consolidated Statement of Cash Flows                        5

                Notes to Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          10

        PART II.          OTHER INFORMATION

Item 4 .        Submission of Matters to a Vote of Security-Holders        15

Item 6.         Exhibits and Reports on Form 8-K                           15

PART I - FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                   SHILOH INDUSTRIES, INC.
                                                                 CONSOLIDATED BALANCE SHEET
                                                                         (Unaudited)

                                                                      April 30,                October 31,
                                                                         1997                     1996
                                                                    ------------              ------------
ASSETS
------
Cash and cash equivalents                                           $  2,301,440              $  1,721,152
Accounts receivable                                                   43,922,141                33,115,765
Inventory                                                             27,287,334                18,626,492
Deferred income taxes                                                  1,034,092                 1,034,092
Prepaid expenses                                                       4,416,912                 3,573,160
                                                                    ------------              ------------
        Total current assets                                          78,961,919                58,070,661
                                                                    ------------              ------------

Property, plant and equipment, net                                   150,163,222               122,293,375
Goodwill                                                               7,885,885                   615,318
Other long-term assets                                                 3,657,644                26,029,671
                                                                    ------------              ------------
        Total assets                                                $240,668,670              $207,009,025
                                                                    ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                    $ 14,640,754              $  9,719,528
Short-term debt                                                        1,500,000                 2,500,000
Accrued income taxes                                                   3,677,076                 1,412,499
Other accrued expenses                                                10,546,700                 9,625,343
                                                                    ------------              ------------
        Total current liabilities                                     30,364,530                23,257,370
                                                                    ------------              ------------

Long-term debt                                                        66,650,000                50,433,352
Deferred income taxes                                                  7,161,027                 7,161,027
                                                                    ------------              ------------
        Total liabilities                                            104,175,557                80,851,749
                                                                    ------------              ------------

Stockholders' equity
  Common stock                                                           130,387                   130,116
  Paid-in capital                                                     38,743,406                38,375,152
  Retained earnings                                                   97,619,320                87,652,008
                                                                    ------------              ------------
        Total stockholders' equity                                   136,493,113               126,157,276
                                                                    ------------              ------------


Commitments and contingent liabilities                                      --                        --

        Total liabilities and stockholders' equity                  $240,668,670              $207,009,025
                                                                    ============              ============




The accompanying notes are an integral part of these financial statements.




                                                                   SHILOH INDUSTRIES, INC.
                                                              CONSOLIDATED STATEMENT OF INCOME
                                                                         (Unaudited)

                                                             Three months ended April 30,     Six Months ended April 30,
                                                             ----------------------------    ---------------------------
                                                                   1997           1996           1997            1996
                                                                   ----           ----           ----            ----

Revenues                                                      $70,689,021   $ 58,044,758    $135,256,520   $ 109,583,900
Cost of sales                                                  55,587,229     46,775,206     107,577,497      88,307,968
                                                             ------------  -------------   ------------   -------------
Gross Profit                                                   15,101,792     11,269,552      27,679,023      21,275,932

Selling, general and administrative expenses                    6,115,932      3,870,429      11,441,195       7,687,088
                                                             ------------  -------------   -------------  --------------
Operating income                                                8,985,860      7,399,123      16,237,828      13,588,844

Interest expense                                                  564,948           --           741,695         165,948
Interest income                                                    31,640          2,290          55,801          53,832
Minority interest                                                 103,479           --           198,760            --
Other income, net                                                  25,514          2,957         197,004          10,368
                                                             ------------   ------------   -------------  --------------
Income from continuing operations before
            income taxes                                        8,581,545      7,404,370      15,947,698      13,487,096
Provision for income taxes                                      3,144,418      2,860,183       5,980,387       5,203,322
                                                             ------------  -------------   -------------  --------------
Income from continuing operations                               5,437,127      4,544,187       9,967,311       8,283,774

Loss from discontinued operations, net of
            income taxes                                             --           (3,205)           --          (379,311)
Loss on sale of discontinued operations, net of
            income taxes                                             --      (10,197,972)           --       (10,197,972)
                                                             ------------  -------------   -----------    --------------

Net income (loss)                                             $ 5,437,127   $ (5,656,990)   $  9,967,311   $  (2,293,509)
                                                             ============  =============   =============  ==============

Earnings per share:
            Income per share from continuing operations            $.42             $.35            $.77            $.64
            Loss per share from discontinued operations              --            ( .00)             --           ( .03)
            Loss per share on sale of discontinued
                        operations                                   --            ( .78)             --           ( .78)
                                                                  -----            -----           -----           -----
            Net income (loss) per share                            $.42            ($.43)           $.77           ($.17)
                                                                  =====            =====           =====           =====

Weighted average number of  common shares:                     13,038,763     13,011,663      13,025,288      13,011,663







The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                          Six Months ended April 30,
                                                                                          --------------------------
                                                                                           1997                 1996
                                                                                           ----                 ----
Cash Flows From Operating Activities:
     Net income (loss)                                                                 $  9,967,311        $ (2,293,509)
     Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
              Depreciation and amortization                                               4,921,697           3,556,962
              Discontinued operations                                                          --            10,197,972
              Minority interest                                                            (198,760)               --
              Loss (gain) on sale of assets                                                 (39,090)               --
              Changes in operating assets and liabilities net of effects of business acquired:
                  Accounts receivable                                                    (5,200,951)         (1,831,272)
                  Inventories                                                            (2,585,918)            702,905
                  Prepaids and other assets                                                (491,993)            (57,308)
                   Payables and accruals                                                  2,197,379             597,849
                  Accrued income taxes                                                    2,335,003            (132,589)
                                                                                       ------------        ------------
      Net cash provided by continuing operations                                         10,904,678          10,741,010
         Discontinued operations - noncash charges
          and working capital changes                                                          --              (725,020)
                                                                                       ------------        ------------

     Net cash provided by operating activities                                           10,904,678          10,015,990
                                                                                       ------------        ------------

Cash Flows From Investing Activities:
         Capital expenditures                                                           (22,825,748)        (14,738,708)
         Proceeds from sale of assets                                                       171,877                --
         Acquisition of business                                                         (3,185,267)               --
                                                                                       ------------        ------------

     Net cash used in investing activities                                              (25,839,138)        (14,738,708)
                                                                                       ------------        ------------

Cash Flows From Financing Activities:
         Proceeds from short-term borrowings                                             13,500,000           6,000,000
         Repayments of short-term borrowings                                            (14,500,000)         (6,000,000)
         Proceeds from long-term borrowings                                              16,250,000          12,306,073
         Repayments of long-term borrowings                                                 (33,352)         (9,975,000)
         Issuance of common stock                                                           298,100                --
                                                                                       ------------        ------------
     Net cash provided by financing activities                                           15,514,748           2,331,073
                                                                                       ------------        ------------

Net increase (decrease) in cash and cash equivalents                                        580,288          (2,391,645)

Cash and cash equivalents at beginning of period                                          1,721,152           2,391,645
                                                                                       ------------        ------------

Cash and cash equivalents at end of period                                             $  2,301,440        $          0
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

            Revenues and operating results for the six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

            The Consolidated Statement of Income and Consolidated Statement of Cash Flows for the period ending April 30, 1996 have been reclassified to correspond to current presentation for discontinued operations (see Note 2 ).

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

NOTE 3 - Inventories:
---------------------

Inventories consist of the following:

                                                  April 30,         October 31,
                                                    1997               1996
                                                    ----               ----


Raw materials                                  $ 15,710,581        $ 11,557,662
Work-in-process                                   7,146,052           2,797,698
Finished goods                                    5,664,622           5,475,054
                                               ------------        ------------
     Total at average cost                       28,521,255          19,830,414
LIFO reserve                                     (1,233,921)         (1,203,922)
                                               ------------        ------------
     Total                                     $ 27,287,334        $ 18,626,492
                                               ============        ============

NOTE 4 - Property, Plant and Equipment:
---------------------------------------

Property, plant and equipment consist of the following:

                                                  April 30,          October 31,
                                                    1997                1996
                                                    ----                ----


Land                                           $   3,901,473      $   3,584,572
Buildings and improvements                        64,967,996         48,916,332
Machinery and equipment                          105,039,385         87,121,959
Furniture and fixtures                             6,720,904          4,810,494
Construction in progress                          26,478,192         30,787,858
                                               -------------      -------------
     Total, at cost                              207,107,950        175,221,215
Less:  Accumulated depreciation                  (56,944,728)       (52,927,840)
                                               -------------      -------------
Net property, plant and equipment              $ 150,163,222      $ 122,293,375
                                               =============      =============




NOTE 5 - Financing Arrangements:
--------------------------------

Short-term debt consists of the following:


                                                                       April 30,      October 31,
                                                                          1997           1996
                                                                  ----------------   ------------


Revolving credit loan - interest at 5.9000% at October 31, 1996   $           --     $2,500,000
Revolving credit loan - interest at 6.1875% at April 30, 1997            1,500,000         --
                                                                  ----------------   ----------

Total                                                             $      1,500,000   $2,500,000
                                                                  ================   ==========

Long-term debt consists of the following:

                                                                        April 30,      October 31,
                                                                           1997           1996
                                                                           ----           ----



Revolving credit loan - interest at 6.1875% at April 30, 1997          $37,250,000   $26,500,000
Revolving credit loan - interest at 6.1875% at April 30, 1997           24,000,000    18,500,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.7% payable on
     February 1, 2010                                                    5,400,000     5,433,352
                                                                       -----------   -----------
                                                                       $66,650,000   $50,433,352
 Less:  current portion                                                       --            --
                                                                       -----------   -----------
Total                                                                  $66,650,000   $50,433,352
                                                                       ===========   ===========



Prior to January 31, 1997, the Company had a $30 million revolving credit facility ("Facility") with KeyBank National Association ("KeyBank"). On January 31, 1997, the Company increased this Facility to $70 million.

Prior to February 24, 1997, the Company was acting as an 80% guarantor for a $23 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan with KeyBank. On February 24, 1997, the Company increased the SOM Facility to $28 million and remains an 80% guarantor of the SOM Facility.

Certain of the debt agreements described above contain various restrictive covenants which, among others things, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

Amounts available under the Company's revolving credit facilities, including the SOM facility, aggregated $42.3 million at April 30, 1997.

NOTE 6 - Other Information:
---------------------------

During the six months ended April 30, 1997 and 1996, cash payments for interest amounted to $1,544,871 and $776,292, respectively, while cash payments, net of refunds, for income taxes amounted to $3,645,384 and $5,061,784, respectively.

The Company's 1993 Key Employee Stock Incentive Plan, as amended, provides for granting officers and employees of the Company options to acquire up to an aggregate of 450,000 shares of the Company's Common Stock. To date, the Company has granted options to certain officers and employees to purchase an aggregate of 253,400 shares at prices ranging from $11.00 to $16.50 per share.

On January 29, 1996 the Company issued 27,100 shares of Common Stock as the result of the exercise of stock options. As a result of such issuance of Common Stock, the Company received proceeds of $298,100.

NOTE 7  - Newly Issued Accounting Pronouncements:
------------------------------------------------

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued. The Company will adopt SFAS No. 123 in the year ending October 31, 1997. The Company will continue to apply APB Opinion 25 in accounting for stock-based employee compensation; however, the impact of the fair value based method described in SFAS No. 123 will be presented in the notes to the financial statements.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") , was issued. This statement establishes standards for computing and presenting earnings per share. Adoption of SFAS No. 128 is not expected to have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel to the automotive, heavy truck and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). The Company operates through eight subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc., Sectional Stamping, Inc., Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel ("SOM"), and Greenfield Die & Manufacturing Company ("GDM").

In 1995, the Company prepared a long-term, business plan which included a strategic decision to concentrate on the core steel processing business. As a result, the Company sought inquires from prospective bidders for the sale of its subsidiary, Shafer Valve Company ("Shafer Valve"). Effective April 30, 1996, the Company accounted for Shafer Valve as a discontinued operation. In May 1996, the Company entered into an agreement to sell the stock of Shafer Valve to Bettis Corporation. The sale was completed on July 9, 1996.

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

In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to the customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during the period, the Company estimates that in 1994, 1995 and 1996 approximately 85.9%, 86.4% and 85.4%, respectively, of total tons processed were on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not, consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

Results of Operations
---------------------

THREE MONTHS ENDED APRIL 30, 1997
COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

REVENUES. Revenues increased by $12.7 million, or 21.8%, to $70.7 million for the second quarter of fiscal 1997 from $58.0 million for the comparable period in fiscal 1996. The increase in revenues is primarily due to the inclusion of $10.0 million of revenues from GDM, which was acquired in November 1996. Revenues from the blanking and stamping and the other steel processing operations for the second quarter of fiscal 1997 increased approximately 28.2% and 6.4%, respectively, from the comparable period in fiscal 1996. The percentage of revenues from directly owned steel processed decreased slightly to 71.6% for the second quarter of fiscal 1997 from 71.9% for the comparable period in fiscal 1996. Revenues from toll processed steel increased slightly to 28.4% for the second quarter of fiscal 1997 from 28.1% for the comparable period in fiscal 1996. The slight decrease in the percentage of revenues from directly owned steel processed was primarily due to increased tolling at Valley City Steel as well as the inclusion of SOM revenues, offset by the inclusion of GDM which predominantly processes directly owned steel.

GROSS PROFIT. Gross profit increased by $3.8 million, or 34.0%, to $15.1 million for the second quarter of fiscal 1997 from $11.3 million for the comparable period in fiscal 1996. Gross margin increased to 21.4 % for the second quarter of fiscal 1997 from 19.4% for the comparable period in fiscal 1996. The increase in gross margin is primarily attributable to the value added services provided by the inclusion of GDM, and a shift in the mix of toll and directly owned steel processing at certain facilities, off-set by start-up costs related to certain expansion projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 58.0% to $6.1 million for the second quarter of fiscal 1997 from $3.9 million for the comparable period in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses increased to 8.7% for the second quarter of fiscal 1997 from 6.7% for the comparable period in fiscal 1996. The largest component of the increase, both as a percentage of sales and in dollars, arose principally from the inclusion of GDM. In addition, the increase was attributable to increased personnel costs at the Company's corporate offices in connection with the addition of new personnel and start-up costs related to certain expansion projects.

OTHER. The Company incurred interest expense of $.5 million in the second quarter of fiscal 1997 due primarily to increased average borrowings during the period and the Company had no interest expense in the comparable period of fiscal 1996.. Interest expense of approximately $.4 million relating to expansion of several facilities was capitalized during the period. The provision for income taxes was $3.1 million in the second quarter of fiscal 1997 compared with $2.9 million for the comparable period in fiscal 1996, representing effective tax rates of 36.6% and 38.6%, respectively. The lower rate in the second quarter of fiscal 1996 reflects the effect of state tax credits.

DISCONTINUED OPERATIONS. On July 9, 1996 the Company sold Shafer Valve which had been accounted for as a discontinued operation effective April 30, 1996.

NET INCOME. Net income from continuing operations for the second quarter of fiscal 1997 increased by $.9 million, or 19.7%, to $5.4 million from $4.5 million for the comparable period in fiscal 1996. This increase was substantially the result of the inclusion of GDM, which was acquired by the Company in November 1996.

SIX MONTHS ENDED APRIL 30, 1997
COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

REVENUES. Revenues increased by $25.7 million, or 23.4%, to $135.3 million for the first six months of fiscal 1997 from $109.6 million for the comparable period in fiscal 1996. The increase in revenues is primarily due to the inclusion of $20.2 million of revenues from GDM. Revenues from the blanking and stamping and the other steel processing operations for the first six months of fiscal 1997 increased approximately 27.5% and 13.5%, respectively, from the comparable period in fiscal 1996. The percentage of revenues from directly owned steel processed increased to 73.0% for the first six months of fiscal 1997 from
71.2 % for the comparable period in fiscal 1996. Revenues from toll processed steel declined to 27.0% for the first six months of fiscal 1997 from 28.9% for the comparable period in fiscal 1996. The increase in the percentage of revenues from directly owned steel processed was primarily due to the inclusion of GDM which predominantly processes directly owned steel.

GROSS PROFIT. Gross profit increased by $6.4 million, or 30.1%, to $27.7 million for the first six months of fiscal 1997 from $21.3 million for the comparable period in fiscal 1996. Gross margin increased to 20.5% for the first six months of fiscal 1997 from 19.4% for the comparable period in fiscal 1996. The increase in gross margin is primarily attributable to higher gross margins realized with the inclusion of GDM, off-set by pre-operating costs incurred at SOM and start-up costs related to certain expansion projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.7 million, or 48.8% to $11.4 million for the first six months of fiscal 1997 from $7.7 million for the comparable period in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses increased to 8.5% for the first six months of fiscal 1997 from 7.0% for the comparable period in fiscal 1996. The largest component of the increase, both as a percentage of sales and in dollars, arose principally from the inclusion of GDM. In addition, the increase was attributable to increased personnel costs at the Company's corporate offices in connection with the addition of new personnel and start-up costs related to certain expansion projects.

OTHER. Interest expense increased to $.7 million for the first six months of fiscal 1997 from $.1 million for the comparable period in fiscal 1996 due primarily to increased average borrowings during the first six months of fiscal 1997 that were primarily in connection with the acquisition of GDM. Interest expense of approximately $.9 million relating to expansion of several facilities was capitalized during the first six months of fiscal 1997. The provision for income taxes was $6.0 million for the first six months of fiscal 1997 compared with $5.2 million for the comparable period in fiscal 1996, representing effective tax rates of 37.5% and 38.6%, respectively.

DISCONTINUED OPERATIONS. On July 9, 1996 the Company sold Shafer Valve which had been accounted for as a discontinued operation effective April 30, 1996.

NET INCOME. Net income from continuing operations for the first six months of fiscal 1997 increased by $1.7 million, or 20.3%, to $10.0 million from $8.3 million for the comparable period in fiscal 1996. This increase was substantially the result of the inclusion of GDM.

Liquidity and Capital Resources
-------------------------------

At April 30, 1997, the Company had $48.6 million of working capital, representing a current ratio of 2.6 to 1 and a debt-to-capitalization ratio of 33.3% . As a result of the financial condition of the Company , the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1997.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first six months of fiscal 1997 was $10.8 million as compared to $10.0 million for the comparable period of fiscal 1996. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $22.8 million during the first six months of fiscal 1997 and $14.7 million for the comparable period in fiscal 1996. Approximately $14.4 million of the capital expenditures during the first half of fiscal 1997 were for expansions of the Company's current blanking and stamping facilities. In addition, approximately $5.3 million was for construction and equipment at SOM. For fiscal 1997, the Company has remaining planned capital expenditures of up to approximately $37.6 million. The Company's planned capital expenditures for fiscal 1997 of up to $60.4 million included the planned construction of a new $17 million stamping facility for GDM, and an $11.4 million tooling center in Wellington, Ohio, as well as $26.4 million for new machinery and equipment and the expansion of existing operating facilities and $5.6 million in sustaining capital expenditures. Such facilities and machinery and equipment are being constructed or obtained to support increased business and anticipated new business and to enhance productivity.

Prior to January 31, 1997, the Company had a $30 million revolving credit facility ("Facility") with KeyBank National Association ("KeyBank"). On January 31, 1997, the Company increased this Facility to $70 million. The term of the Facility extends to February 28, 2001 with an option for successive one year term extensions available at the Company's request and KeyBank's approval, upon proper written notification. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the Facility.

Prior to February 24, 1997, the Company was acting as an 80% guarantor for a $23 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan with KeyBank. On February 24, 1997, the Company increased the SOM Facility to $28 million and remains an 80% guarantor of the SOM Facility. Shiloh of Michigan has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the SOM Facility.

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

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The entire $5.4 million of such proceeds was outstanding as of April 30, 1997.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $105 million, $42.3 million of which was unused at April 30, 1997.

FORWARD-LOOKING STATEMENTS

            The statements contained in this Report that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions, internal expansion and the construction of new facilities and (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On March 6 , 1997, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took the following actions:

          (1) Elected as Class I Directors all nominees designated in the Proxy Statement dated February 10, 1997; and

          (2) Approved the amendments to the 1993 Key Employee Stock Incentive Plan; and

          (3) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:

                                                                   BROKER
NOMINEE                          FOR             WITHHELD         NON-VOTE
-------                          ---             --------         --------

Dominick C. Fanello          11,185,662              5,807             --
Richard . Gray               11,186,162              5,307             --
David J. Hessler             11,186,162              5,307             --


The approval of the amendments to the 1993 Key Employee Stock Incentive Plan was approved by the following vote:

                                                                 BROKER
FOR                    AGAINST            ABSTAIN               NON-VOTE
---                    -------            -------               --------

11,189,519               ---                1,950                    --


The approval of appointment of Price Waterhouse as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                               BROKER
FOR                    AGAINST            ABSTAIN             NON-VOTE
---                    -------            -------             --------

10,979,011             163,041            49,417                  --

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

        a. Exhibits

           Exhibit 10 1993 Key Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 1996 (Commission File No. 0-21964).

           Exhibit 27 Financial Data Schedule.

           Exhibit 99 Press Release dated June 12, 1997.

        b.  Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 1997            SHILOH INDUSTRIES, INC.



                                       By:  /s/ Robert L. Grissinger
                                           ------------------------------
                                                Robert L. Grissinger,
                                                Chairman,
                                                President and Chief
                                                Executive Officer

                                       By:  /s/ Craig A. Stacy
                                           ------------------------------
                                                Craig A. Stacy,
                                                Chief Financial Officer
                                                and Treasurer