Form 10-Q
period 1997-07-31
SHILOH INDUSTRIES INC
filed 1997-09-15
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number          0-21964

                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    51-0347683
------------------------------            --------------------------------------
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

Yes   X   No
     ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of September 12, 1997 was 13,038,763 shares.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                        July 31,        October 31,
                                                          1997              1996
                                                      -----------      -------------
ASSETS
------

Cash and cash equivalents                             $  1,141,775      $  1,721,152
Accounts receivable                                     41,199,497        33,115,765
Inventory                                               29,845,936        18,626,492
Deferred income taxes                                    1,034,092         1,034,092
Prepaid expenses                                         4,459,060         3,573,160
                                                      ------------      ------------
      Total current assets                              77,680,360        58,070,661
                                                      ------------      ------------

Property, plant and equipment, net                     162,383,525       122,293,375
Goodwill                                                 7,934,572           615,318
Other long-term assets                                   3,886,113        26,029,671
                                                      ------------      ------------
      Total assets                                    $251,884,570      $207,009,025
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                      $ 16,324,077      $  9,719,528
Short-term debt                                          2,600,000         2,500,000
Accrued income taxes                                     3,209,811         1,412,499
Other accrued expenses                                  14,047,803         9,625,343
                                                      ------------      ------------
      Total current liabilities                         36,181,691        23,257,370
                                                      ------------      ------------

Long-term debt                                          67,400,000        50,433,352
Deferred income taxes                                    7,161,027         7,161,027
                                                      ------------      ------------
      Total liabilities                                110,742,718        80,851,749
                                                      ------------      ------------

Stockholders' equity
  Common stock                                             130,387           130,116
  Paid-in capital                                       38,743,406        38,375,152
  Retained earnings                                    102,268,059        87,652,008
                                                      ------------      ------------
      Total stockholders' equity                       141,141,852       126,157,276
                                                      ------------      ------------


Commitments and contingent liabilities                       ---               ---

      Total liabilities and stockholders' equity      $251,884,570      $207,009,025
                                                      ============      ============




The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                       Three months ended July 31,         Nine Months ended July 31,
                                                       ---------------------------         --------------------------
                                                         1997                1996             1997              1996
                                                         ----                ----             ----              ----

Revenues                                            $  65,460,360      $  53,577,550     $ 200,716,879     $ 163,086,751
Cost of sales                                          51,184,773         42,768,033       158,762,270       130,851,302
                                                    -------------      -------------     -------------     -------------
Gross Profit                                           14,275,587         10,809,517        41,954,609        32,235,449

Selling, general and administrative expenses            6,720,079          4,271,693        18,161,273        11,958,781
                                                    -------------      -------------     -------------     -------------
Operating income                                        7,555,508          6,537,824        23,793,336        20,276,668

Interest expense                                          665,786              ---           1,407,481           262,587
Interest income                                           (15,746)             1,558            40,055           152,029
Minority interest                                         115,558              ---             314,318             ---
Other income, net                                           7,904             51,187           204,907            61,555
                                                    -------------      -------------     -------------     -------------
Income from continuing operations before
   income taxes                                         6,997,438          6,590,569        22,945,135        20,227,665
Provision for income taxes                              2,348,698          2,537,369         8,329,084         7,803,833
                                                    -------------      -------------     -------------     -------------
Income from continuing operations                       4,648,740          4,053,200        14,616,051        12,423,832

Loss from discontinued operations, net of
   income taxes                                             ---                ---               ---            (379,311)
Loss on sale of discontinued operations, net of
   income taxes                                             ---                ---               ---         (10,197,972)
                                                    -------------      -------------     -------------     -------------

Net income (loss)                                   $   4,648,740      $   4,053,200     $  14,616,051     $   1,846,549
                                                    =============      =============     =============     =============

Earnings per share:
   Income per share from continuing operations               $.36               $.31             $1.12             $ .95
   Loss per share from discontinued operations                ---                ---               ---              (.03)
   Loss per share on sale of discontinued
      operations                                              ---                ---               ---              (.78)
                                                             ----               ----             -----             -----
   Net income (loss) per share                               $.36               $.31             $1.12             $ .14
                                                             ====               ====             =====             =====

Weighted average number of  common shares:             13,038,763         13,011,663        13,029,829        13,011,663




The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months ended July 31,
                                                                     --------------------------
                                                                      1997               1996
                                                                      ----               ----
Cash Flows From Operating Activities:
    Net income (loss)                                             $ 14,616,051       $  1,846,549
    Adjustments to reconcile net income from continuing
       operations to net cash provided by operating
       activities:
          Depreciation and amortization                              7,813,464          5,381,566
          Discontinued operations                                        ---           10,197,972
          Minority interest                                           (314,318)             ---
          Loss (gain) on sale of assets                                (39,190)             ---
          Changes in operating assets and liabilities net of
              effects of business acquired:
                  Accounts receivable                               (2,281,855)           (65,864)
                  Inventories                                       (5,144,520)          (468,573)
                  Prepaids and other assets                           (843,504)          (207,469)
                  Payables and accruals                              7,381,804          3,554,728
                  Accrued income taxes                               1,797,312           (613,404)
                                                                  ------------       ------------
    Net cash provided by continuing operations                      22,985,244         19,625,505
       Discontinued operations - noncash charges
          and working capital changes                                    ---           (1,746,245)
                                                                  ------------       ------------

    Net cash provided by operating activities                       22,985,244         17,879,260
                                                                  ------------       ------------

Cash Flows From Investing Activities:
       Capital expenditures                                        (37,870,879)       (26,990,011)
       Proceeds from sale of assets                                    171,977         13,200,000
       Acquisition of business                                      (3,300,893)             ---
                                                                  ------------       ------------

    Net cash used in investing activities                          (40,999,795)       (13,790,011)
                                                                  ------------       ------------

Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                          14,600,000         11,000,000
       Repayments of short-term borrowings                         (14,500,000)       (11,000,000)
       Proceeds from long-term borrowings                           18,250,000         16,449,744
       Repayments of long-term borrowings                           (1,283,352)       (21,975,000)
       Issuance of common stock                                        368,526              ---
                                                                  ------------       ------------
    Net cash provided by financing activities                       17,435,174         (5,525,256)
                                                                  ------------       ------------

Net increase (decrease) in cash and cash equivalents                  (579,377)        (1,436,007)

Cash and cash equivalents at beginning of period                     1,721,152          2,391,645
                                                                  ------------       ------------

Cash and cash equivalents at end of period                        $  1,141,775       $    955,638
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

         Revenues and operating results for the nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         The Consolidated Statement of Income and Consolidated Statement of Cash Flows for the period ending July 31, 1996 have been reclassified to correspond to current presentation for discontinued operations (see Note 2).



NOTE 2 - Discontinued Operations
--------------------------------

         In May 1996, the Company entered into an agreement to sell the stock of its Shafer Valve Company (Shafer Valve) subsidiary to Bettis Corporation for $13.2 million and has accounted for this operation as a discontinued operation effective April 30, 1996, the measurement date. Results of operations for 1996 have been reclassified for amounts associated with the discontinued operation.

         The sale of Shafer Valve was completed July 9, 1996. The net proceeds from the sale of the operation were used primarily to reduce debt.



NOTE 3 - Inventories:
---------------------

Inventories consist of the following:

                                   July 31,         October 31,
                                     1997               1996
                                ------------       -------------


Raw materials                   $ 18,572,882       $ 11,557,662
Work-in-process                    7,147,160          2,797,698
Finished goods                     5,394,815          5,475,054
                                ------------       ------------
     Total at average cost        31,114,857         19,830,414
LIFO reserve                      (1,268,921)        (1,203,922)
                                ------------       ------------
     Total                      $ 29,845,936       $ 18,626,492
                                ============       ============

NOTE 4 - Property, Plant and Equipment:
---------------------------------------

Property, plant and equipment consist of the following:

                                          July 31,           October 31,
                                            1997               1996
                                       -------------       -------------

Land                                   $   3,901,473       $   3,584,572
Buildings and improvements                67,307,305          48,916,332
Machinery and equipment                  116,470,632          87,121,959
Furniture and fixtures                     6,919,176           4,810,494
Construction in progress                  27,416,345          30,787,858
                                       -------------       -------------
     Total, at cost                      222,014,931         175,221,215
Less:  Accumulated depreciation          (59,631,406)        (52,927,840)
                                       -------------       -------------
Net property, plant and equipment      $ 162,383,525       $ 122,293,375
                                       =============       =============




NOTE 5 - Financing Arrangements:
--------------------------------

Short-term debt consists of the following:

                                                                    July 31,         October 31,
                                                                     1997                1996
                                                                 ------------        ------------
Revolving credit loan - interest at 6.1484% at July 31, 1997     $  2,600,000        $  2,500,000
                                                                 ------------        ------------

Total                                                            $  2,600,000        $  2,500,000
                                                                 ============        ============


Long-term debt consists of the following:

                                                                        July 31,         October 31,
                                                                          1997              1996
                                                                      ------------       -----------

Revolving credit loan - interest at 6.1875% at July 31, 1997          $ 37,000,000       $26,500,000
Revolving credit loan - interest at 6.1641% at July 31, 1997            25,000,000        18,500,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.84% payable on
     February 1, 2010                                                    5,400,000         5,433,352
                                                                      ------------       -----------
                                                                      $ 67,400,000       $50,433,352
     Less: current portion                                                    ---                ---
                                                                      ------------       -----------
Total                                                                 $ 67,400,000       $50,433,352
                                                                      ============       ===========



Prior to January 31, 1997, the Company had a $30 million revolving credit facility ("Facility") with KeyBank National Association ("KeyBank"). On January 31, 1997, the Company increased this Facility to $70 million.

Prior to February 24, 1997, the Company was acting as an 80% guarantor for a $23 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan with KeyBank. On February 24, 1997, the Company increased the SOM Facilities to $28 million and remains an 80% guarantor of the SOM Facility.

Certain of the debt agreements described above contain various restrictive covenants which, among other things, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

Amounts available under the Company's revolving credit facilities, including the SOM facility, aggregated $40.4 million at July 31, 1997.



NOTE 6 - Other Information:
---------------------------

During the nine months ended July 31, 1997 and July 31, 1996, cash payments for interest amounted to $2,581,593 and $1,046,135, respectively, while cash payments, net of refunds, for income taxes amounted to $6,470,144 and $8,249,855, respectively.

The Company's 1993 Key Employee Stock Incentive Plan, as amended, provides for granting officers and employees of the Company options to acquire up to an aggregate 450,000 shares of the Company's Common Stock. To date, the Company has granted options to certain officers and employees to purchase an aggregate of 251,400 shares at prices ranging from $11.00 to $16.50 per share.

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

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), was issued. This statement establishes standards for computing and presenting earnings per share. Adoption of SFAS No. 128 is not expected to have a material impact on the Company.



NOTE 8 - Subsequent Event:
--------------------------

On August 29, 1997, the Company completed the acquisition of C & H Design Company (C & H). The acquisition of substantially all of the assets and assumption of certain liabilities of C & H will be accounted for as a purchase and its results of operations will be included in Shiloh's consolidated results from that date forward. The purchase price included approximately $7,300,000 in cash and escrow payments and approximately $3,200,000 in assumed debt which was repaid to the creditors of C & H immediately subsequent to closing. In addition, costs associated with the transaction have been accrued at July 31, 1997.
The purchase agreement provides for final purchase price adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel to the automotive, heavy truck and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). With the August 29, 1997 purchase of C & H, the Company operates through nine subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc., Sectional Stamping, Inc., Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel ("SOM"), Greenfield Die & Manufacturing Company ("GDM"), and C & H.

In 1995, the Company prepared a long-term business plan which included a strategic decision to concentrate on the core steel processing business. As a result, the Company sought inquiries from prospective bidders for the sale of its subsidiary, Shafer Valve . Effective April 30, 1996, the Company accounted for Shafer Valve as a discontinued operation. In May 1996, the Company entered into an agreement to sell the stock of Shafer Valve to Bettis Corporation. The sale was completed on July 9, 1996.

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

In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to the customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during the period, the Company estimates that in 1994, 1995 and 1996 approximately 85.9%, 86.4% and 85.4%, respectively, of total tons processed was done on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not, consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

Results of Operations
---------------------

THREE MONTHS ENDED JULY 31, 1997
COMPARED TO THREE MONTHS ENDED JULY 31, 1996

REVENUES. Revenues increased by $11.9 million, or 22.2%, to $65.5 million for the third quarter of fiscal 1997 from $53.6 million for the comparable period in fiscal 1996. The increase in revenues is due primarily to the inclusion of $8.6 million of revenues from GDM, which was acquired in November 1996. Revenues from the blanking and stamping operations for the third quarter of fiscal 1997 increased approximately 34.7% due primarily to the inclusion of revenues from GDM, while revenues from the other steel processing operations decreased approximately 7.1% from the comparable period in fiscal 1996. The
percentage of   revenues from directly owned steel processed was 70.9% for the third quarter of fiscal 1997 and 70.6% for the comparable period in fiscal 1996. Revenues from toll processed steel were 29.1% for the third quarter of fiscal 1997 and 29.4% for the comparable period in fiscal 1996. The increase in the percentage of revenues from directly owned steel processed was primarily due to the inclusion of GDM which predominantly processes directly owned steel.

GROSS PROFIT. Gross profit increased by $3.5 million, or 32.1%, to $14.3 million for the third quarter of fiscal 1997 from $10.8 million for the comparable period in fiscal 1996. Gross margin increased to 21.8% for the third quarter of fiscal 1997 from 20.2% for the comparable period in fiscal 1996. The increase in gross margin is primarily attributable to a shift in the mix of toll and directly owned steel processing at certain facilities and the value added services provided by the inclusion of GDM.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 57.3% to $6.7 million for the third quarter of fiscal 1997 from $4.3 million for the comparable period in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses increased to 10.3% for the third quarter of fiscal 1997 from 8.0% for the comparable period in fiscal 1996. The largest component of the increase, both as a percentage of sales and in dollars, arose principally from the inclusion of GDM for the third quarter of 1997. In addition, the increase was attributable to costs associated with the adoption of a supplemental executive retirement plan, and to a lesser extent, to increased personnel costs at the Company's corporate offices in connection with the addition of new personnel.

OTHER. The Company incurred interest expense of $.7 million in the third quarter of fiscal 1997 due primarily to increased average borrowings during the period and the Company had no interest expense in the comparable period of fiscal 1996. Interest expense of approximately $.4 million relating to expansion of several facilities was capitalized during the three month period. The provision for income taxes was $2.4 million in the third quarter of fiscal 1997 compared with $2.5 million for the comparable period in fiscal 1996, representing effective tax rates of 33.6% and 38.5%, respectively. The lower rate in the third quarter of fiscal 1997 reflects the effect of state incentive programs.

DISCONTINUED OPERATIONS. On July 9, 1996 the Company sold Shafer Valve which had been accounted for as a discontinued operation effective April 30, 1996.

NET INCOME. Net income from continuing operations for the third quarter of fiscal 1997 increased by $.6 million, or 14.7 %, to $4.7 million from $4.1 million for the comparable period in fiscal 1996. This increase was substantially the result of the inclusion of GDM, which was acquired by the Company in November 1996.

NINE MONTHS ENDED JULY 31, 1997
COMPARED TO NINE MONTHS ENDED JULY 31, 1996

REVENUES. Revenues increased by $37.6 million, or 23.1 %, to $200.7 million for the first nine months of fiscal 1997 from $163.1 million for the comparable period in fiscal 1996. The increase in revenues is primarily due to the inclusion of $28.8 million of revenues from GDM. Revenues from the blanking and stamping operations for the first nine months of fiscal 1997 increased approximately 29.9% due primarily to the inclusion of revenues from GDM, while revenues from the other steel processing operations for the first nine months of fiscal 1997 increased approximately 6.7%, from the comparable period in fiscal 1996. The percentage of revenues from directly owned steel processed was 72.3% for the first nine months of fiscal 1997 and 71.0% for the comparable period in fiscal 1996. Revenues from toll processed steel were 27.7% for the first nine months of fiscal 1997 and 29.0% for the comparable period in fiscal 1996. The increase in the percentage of revenues from directly owned steel processed was primarily due to the inclusion of GDM which predominantly processes directly owned steel.

GROSS PROFIT. Gross profit increased by $9.7 million, or 30.2%, to $41.9 million for the first nine months of fiscal 1997 from $32.2 million for the comparable period in fiscal 1996. Gross margin increased to 20.9% for the first nine months of fiscal 1997 from 19.8% for the comparable period in fiscal 1996. The increase in gross margin is primarily attributable to higher gross margins realized with the inclusion of GDM, off-set by pre-operating costs incurred at SOM and start-up costs related to certain expansion projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $6.2 million, or 51.9% to $18.2 million for the first nine months of fiscal 1997 from $12.0 million for the comparable period in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses increased to 9.1% for the first nine months of fiscal 1997 from 7.3% for the comparable period in fiscal 1996. The largest component of the increase, both as a percentage of sales and in dollars, arose principally from the inclusion of GDM. In addition, the increase was
attributable to costs   associated with the adoption of a supplemental
executive retirement plan, and to a lesser extent, to increased personnel costs at the Company's corporate offices in connection with the addition of new personnel.

OTHER. Interest expense increased to $1.4 million for the first nine months of fiscal 1997 from $.3 million for the comparable period in fiscal 1996 due primarily to increased average borrowings during the first nine months of fiscal 1997 that were primarily incurred in connection with the acquisition of GDM. Interest expense of approximately $1.3 million relating to expansion of several facilities was capitalized during the first nine months of fiscal 1997. The provision for income taxes was $8.3 million for the first nine months of fiscal 1997 compared with $7.8 million for the comparable period in fiscal 1996, representing effective tax rates of 36.3% and 38.6%, respectively. The lower rate for the first nine months of fiscal 1997 reflects the effect of state incentive programs.

DISCONTINUED OPERATIONS. On July 9, 1996 the Company sold Shafer Valve which had been accounted for as a discontinued operation effective April 30, 1996.

NET INCOME. Net income from continuing operations for the first nine months of fiscal 1997 increased by $2.2 million, or 17.6%, to $14.6 million from $12.4 million for the comparable period in fiscal 1996. This increase was substantially the result of the inclusion of GDM.

Liquidity and Capital Resources
-------------------------------

At July 31, 1997, the Company had $41.5 million of working capital, representing a current ratio of 2.1 to 1 and a debt-to-capitalization ratio of 33.2%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1997.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first nine months of fiscal 1997 was $23.0 million as compared to $17.9 million for the comparable period of fiscal 1996. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

The Company had planned capital expenditures for fiscal 1997 of up to $60.4 million, which included the planned construction of a new $17.0 million stamping facility for GDM, and an $11.4 million tooling center in Wellington, Ohio, as well as $26.4 million for new machinery and equipment and the expansion of existing operating facilities and $5.6 million in sustaining capital expenditures. Capital expenditures were $37.9 million during the first nine months of fiscal 1997 and $27.0 million for the comparable period in fiscal 1996. Approximately $23.6 million of the capital expenditures during the first nine months of fiscal 1997 were for expansions of the Company's current blanking and stamping facilities. In addition, approximately $6.6 million was for construction and equipment at SOM. Such facilities and machinery and equipment are being constructed or obtained to support increased business and anticipated new business and to enhance productivity. For fiscal 1997, the Company has remaining planned capital expenditures of up to approximately $22.5 million.

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

The Company executed a promissory note as of December 6, 1996 in favor of Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR rate plus 3/4%. In addition, the Company executed a promissory note as of January 31, 1997 in favor of KeyBank and received an aggregate amount of $3.0 million for working capital purposes. Interest accrues on the outstanding principal balance of this promissory note at the LIBOR rate.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The entire $5.4 million of such proceeds was outstanding as of July 31, 1997.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $105 million, $40.4 million of which was unused at July 31, 1997.



FORWARD-LOOKING STATEMENTS

         The statements contained in this Report that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade,
(ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions, internal expansion and the construction of new facilities, (iii) the Company's ability to integrate its acquisitions, and (iv) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K


         a.       Exhibits


                  27       Financial Data Schedule.


         b.       Reports on Form 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 1997            SHILOH INDUSTRIES, INC.



                                             By:  /s/ Robert L. Grissinger
                                                  -----------------------------
                                                      Robert L. Grissinger,
                                                      Chairman, President and
                                                      Chief Executive Officer




                                             By:  /s/ Craig A. Stacy
                                                  -----------------------------
                                                      Craig A. Stacy,
                                                      Chief Financial Officer
                                                      and Treasurer