Form 10-K
period 1997-10-31
SHILOH INDUSTRIES INC
filed 1998-01-29
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997           COMMISSION FILE NO. 0-21964

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

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by non-affiliates of the registrant as of January 20, 1998 at a closing price of $18.25 per share as reported by the Nasdaq National Market was approximately $72,689,111. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of Common Stock outstanding as of January 20, 1998 was 13,038,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following document are incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

                             SHILOH INDUSTRIES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                       PAGE
                                                                                       ----
PART I

Item 1.           Business                                                                2
Item 2.           Properties                                                              5
Item 3.           Legal Proceedings                                                       6
Item 4.           Submission of Matters to a Vote of Securityholders                      6
Item 4A.          Executive Officers of the Company                                       6

PART II

Item 5.           Market for Company's Common Equity and Related Stockholder              8
                  Matters
Item 6.           Selected Financial Data                                                 9
Item 7.           Management's Discussion and Analysis of Financial Condition            10
                  and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk             14
Item 8.           Financial Statements and Supplementary Data                            14
Item 9.           Changes in and Disagreements with Accountants on Accounting            32
                  and Financial Disclosure

PART III

Item 10.          Directors and Executive Officers of the Company                        32
Item 11.          Executive Compensation                                                 32
Item 12.          Security Ownership of Certain Beneficial Owners and                    32
                  Management
Item 13.          Certain Relationships and Related Transactions                         32

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K       32

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

         In April 1993, the Company was organized as a Delaware corporation to serve as a holding company for seven operating subsidiaries. In June 1993, the Company effected a reorganization whereby these seven operating subsidiaries became direct or indirect subsidiaries of the Company (the "Reorganization"). In July 1993, the Company completed an initial public offering of 3,782,500 shares of its Common Stock.

         On November 1, 1996, the Company acquired substantially all of the assets of Greenfield Die & Manufacturing Corp. ("Greenfield"), for approximately $22.6 million, which consisted of approximately $15.0 million in cash and approximately $7.6 million in assumed debt that was repaid immediately subsequent to closing. On January 3, 1997, the Company made an additional payment of approximately $2.3 million required under the terms of the Greenfield purchase agreement. Greenfield, headquartered in Canton, Michigan, a suburb of Detroit, serves the automotive industry by providing a variety of value added processes, including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build.

         On August 29, 1997, the Company acquired substantially all of the assets of C&H Design Company, d.b.a. C&H Die Technology ("C&H"), for approximately $10.9 million, which consisted of approximately $7.7 million in cash and approximately $3.2 million in assumed debt that was repaid immediately subsequent to closing. C&H, headquartered in Utica, Michigan, primarily serves the automotive industry by providing tool and die design and build. Today, after giving effect to the acquisition of C&H, the Company operates through nine facilities.

         On November 25, 1997, the Company announced plans for the formation of a joint venture with Bing Steel Management Inc. ("Bing") and Rouge Industries, Inc. ("Rouge") to produce and market first operation steel blanks for the automotive industry. The entity to be formed by the joint venture, Bing Blanking LLC ("Bing LLC"), will be a Michigan limited liability company and will be principally managed and operated by Bing. The Company and Rouge will hold minority positions in Bing LLC and will provide technical assistance and Rouge will provide flat rolled sheet steel. In addition, the Company commenced construction of a blanking and stamping facility in Pendergrass, Georgia in 1997. It is anticipated that this facility will be completed in the second half of 1998.

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

         Sales to the automotive and light truck industry have historically represented a significant portion of the Company's sales. This is expected to continue for the foreseeable future. Sales to automotive and heavy truck manufacturers, and suppliers to those manufacturers, constituted 76.5%, 64% and 66% of the Company's revenues for the fiscal years ended October 31, 1997, 1996 and 1995, respectively.

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

         Other Steel Processing. The Company processes flat rolled steel principally for primary steel producers and manufacturers, including its own operations, that require processed steel for end-product manufacturing purposes. The Company either purchases or receives on a toll processing basis (i.e., the Company does not acquire ownership of the steel) hot rolled and cold rolled steel from primary steel producers located throughout the Midwest. See "-- Raw Materials." This steel typically requires additional processing to meet the requirements of the end-product manufacturers. The Company's intermediate processing operations include pickling, slitting, edge trimming, roller leveling, cutting to length and quality inspecting of flat rolled steel.

         The first processing operation for hot rolled steel typically involves pickling, a chemical process in which an acidic solution is applied to the steel to remove the surface oxidation and scale which develops on the steel shortly after it is hot rolled. During the pickling process, the steel is either coated with oil to prevent oxidation or with a borax based solution to prevent oxidation and facilitate the stamping process. The Company added a pickling line, which became fully operational in 1996, thereby allowing the Company to nearly double its capacity for cleaning, finishing and coating steel. After pickling, the steel is ready for either delivery to the customer or additional processing. Cold rolled steel does not require pickling.

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

FORMATION OF JOINT VENTURE; EXPANSION INTO MICHIGAN

         In January 1996, the Company and Rouge formed a limited liability company, Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), to create a joint venture to produce engineered steel blanks, with the Company as an eighty percent (80%) equity owner. As of the end of fiscal 1997, the Company's investment in this joint venture totaled approximately $28.0 million. Shiloh of Michigan commenced construction of a new manufacturing facility in Romulus, Michigan in 1995. Construction of this facility was completed in 1996 and the facility became operational in 1997.

         In November 1996, the Company completed its acquisition of Greenfield, which is based in a suburb of Detroit, Michigan. In addition, in September 1997, the Company completed its acquisition of C&H, which is based in Utica, Michigan. See "-- General."

         In November 1997, the Company, Rouge and Bing announced plans for the formation of a Michigan limited liability company, Bing LLC, to create a joint venture to produce and market first operation steel blanks for the automotive industry. The Company will be a 19.75 percent equity owner in this entity. Through Greenfield, C&H and its interests in Shiloh of Michigan and Bing LLC, the Company has expanded its geographic presence in Michigan. This expansion is consistent with the Company's long-term strategy of broadening its geographic scope.

SALES AND MARKETING

         The Company's steel processing products and services are marketed directly by a sales force consisting of 19 salesmen who cover 14 states. Two of the Company's salesmen focus on the Company's relationships with primary steel producers. Each of the Company's salesmen is trained to market the Company's entire line of steel processing products and services. The Company supplements its sales efforts with the technical support of its engineering staff, which, in many cases, offers the customer technical assistance during the product development stage. Certain of the Company's executive officers also actively participate in the Company's marketing efforts.

CUSTOMERS

         The Company produces blanked and stamped parts and processes flat rolled steel for a variety of industrial customers. The Company supplies steel blanks primarily to the Big Three automobile manufacturers and manufacturers of heavy truck wheels and brake parts, and supplies stamped components to other automobile parts producers such as AP Parts, Johnson Controls and Excel Industries, who in turn sell to the Big Three and other automobile manufacturers. In addition, the Company also supplies blanks and stampings to manufacturers in the heating, ventilating and air conditioning, lawn and garden, home appliance and construction industries. The Company estimates that in fiscal 1997, sales to the automotive and light truck industry accounted for approximately 66.4% of the Company's revenues. The Company processes flat rolled steel for a number of primary steel producers and for end-product manufacturers in a variety of industries, including the automotive and lawn and garden industries.

         One of the Company's largest customers is the Parma, Ohio stamping facility of the Metal Fabricating division of General Motors Corporation ("MFD Parma"). During fiscal 1997, MFD Parma accounted for approximately 8.7% of the Company's revenues and, because these revenues relate to blanks that are produced on a toll processing basis, approximately 20.5% of the total steel tonnage processed by the Company. The Company is the exclusive supplier of blanks to MFD Parma and has principally dedicated one of its blanking facilities to such production. MFD Parma produces stamped exterior body parts for use in many General Motors automobiles. The Company is linked through an electronic data interchange with MFD Parma and supplies blanks on a just-in-time basis.

         LTV Steel Company, Inc. ("LTV Steel"), a primary steel producer with significant production facilities located in close proximity to the Company, is another large customer of the Company. During fiscal 1997, LTV Steel accounted for approximately 2.2 % of the Company's revenues and approximately 10.3% of the total steel tonnage processed by the Company. The Company processes steel for LTV Steel on a toll processing basis and typically ships the processed steel to end-product manufacturers after completion of the necessary processing operations.

OPERATIONS AND ENGINEERING

         The Company operates its steel processing facilities on an integrated basis. A significant portion of the processed flat rolled steel required by the Company in its blanking and stamping operations is supplied through its other steel processing operations. With four tool and die facilities, the Company typically designs, engineers and manufactures substantially all of the tools and dies used in its blanking and stamping operations.

         Seven of the Company's facilities were constructed by the Company and were located and designed to facilitate the integrated flow of the Company's processing operations. In addition, the Company has developed a just-in-time delivery system that enables the Company to meet its customers' requirements for deliveries on shorter lead times thereby minimizing their need to carry significant inventory levels.

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

RAW MATERIALS

         The basic materials required for the Company' steel processing operations are hot and cold rolled steel. The Company obtains steel for processing from a number of primary steel producers, including Rouge, Wheeling-Pittsburgh Steel, LTV Steel,

Warren Consolidated Steel and North Star BAP Steel LTD. A significant portion of the Company's steel processing products and services are provided on a toll processing basis. Under these arrangements, the Company charges a specified fee for processing steel without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase its raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers. Although the Company has been able to satisfy all of its current requirements for flat rolled steel, most of its suppliers have instituted allocation programs due to the current strong demand for flat rolled steel.

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

EMPLOYEES

         As of December 31, 1997, the Company had approximately 1,590 employees. The employees at two of the Company's operating facilities (an aggregate of 349 employees) are covered by collective bargaining agreements that are due to expire on January 14, 2000 and June 4, 2001, respectively. In addition, on December 12, 1997, employees of Shiloh of Michigan voted in favor of unionizing. As of the date hereof, a formal agreement has not yet been entered into with respect to such employees of Shiloh of Michigan.

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

ITEM 2.  PROPERTIES.

         The Company is a Delaware holding corporation that conducts its operations through nine manufacturing plants, six located in north central Ohio and three located in Michigan. In addition, the Company commenced construction in 1997 of a blanking and stamping facility in Pendergrass, Georgia. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company considers full capacity of its steel processing facilities to be three eight hour shifts for 5.5 days per week. At October 31, 1997, the Company's steel processing operations were operating at near full capacity. The Company's nine operating facilities, all of which are owned (except for its Utica and portions of its Canton, Michigan facilities), are as follows:

                                           SQUARE                DATE OF
           LOCATION                        FOOTAGE              OPERATION             DESCRIPTION OF USE
           --------------------------------------------------------------------------------------------------
Mansfield, Ohio                              274,245                1955            Blanking/Tool and Die
                                                                                    Production

Valley City, Ohio                            256,095(1)             1986            Blanking

Wellington, Ohio                              70,000(2)             1946            Tool and Die Production

Wellington, Ohio                             210,915                1987            Stamping

Valley City, Ohio                            257,815                1977            Other Steel Processing

Valley City, Ohio                            222,870                1990            Other Steel Processing

Romulus, Michigan(3)                         170,600                1996            Blanking

Canton, Michigan                             220,555                1996(4)         Stamping/Tool and Die
                                                                                    Production

Utica, Michigan                               62,500                1997(5)         Tool and Die Production

Pendergrass, Georgia                          90,000                1998(6)         Blanking

(1) Includes a 56,630 square foot addition to this facility, which was completed in February 1997.

(2) The Company began construction on an expansion of this facility in July 1997, and anticipates that the facility will be completed in February 1998.

(3) This facility is owned by Shiloh of Michigan, the Company's joint venture with Rouge. The Company is a 80% equity owner of Shiloh of Michigan.

(4) The Company acquired these operating facilities in November 1996 in connection with its acquisition of Greenfield. Includes an approximately 45,000 square foot addition to this facility, which is expected to be completed in August 1998.

(5) The Company acquired these operating facilities in August 1997 in connection with the acquisition of C&H. The Company leases these facilities.

(6) The Company began construction of this facility in September 1997, and the Company anticipates that the facility will be completed in June 1998.

         The facilities in Valley City, Ohio are in close proximity to each other, facilitating greater integration of operations and management. In addition, the Company's operating facilities at Canton, Michigan consist of six separate facilities (four of which are leased) located within a five mile radius of each other.

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

         Robert L. Grissinger, Chairman of the Board, President and Chief Executive Officer. Mr. Grissinger was appointed Chairman of the Board in October 1996. In addition, he was appointed Chief Executive Officer of the Company in January 1995 and has been President and a Director of the Company since its formation in April 1993. Mr. Grissinger has also served as the Executive Vice President of Shiloh Corporation since 1989, and has been employed by Shiloh Corporation since 1963 in various financial and operational capacities. Mr. Grissinger is 59 years old.

         Dominick C. Fanello, Vice Chairman of the Board. Mr. Fanello has been Vice Chairman of the Board since October 1996 and a Director of the Company since its formation in April 1993. Mr. Fanello served as Chairman of the Board of the Company from April 1993 to October 1996. In January 1995, Mr. Fanello resigned his position as the Chief Executive Officer of the Company, a position that he had previously held since April 1993. Mr. Fanello has also served as the Chairman and Chief Executive Officer of Shiloh Corporation since 1954, and was one of the founders of Shiloh Corporation and its predecessor. Mr. Fanello also serves as a director of Park National Bank (Newark, Ohio), Richland Trust Company and Rouge. Mr. D. Fanello is 76 years old.

         James C. Fanello, Executive Vice President. Mr. Fanello has been the Executive Vice President and a Director of the Company since its formation in April 1993. Mr. Fanello had been the President of Stamping and Banking of the Company from April 1993 through October 1996. Mr. Fanello has been employed by Shiloh Corporation and its predecessor since 1951 during which time he has held various positions, including President and Executive Vice President. Mr. J. Fanello is 69 years old.

         William R. Burton, Senior Vice President, Corporate Planning. Mr. Burton joined the Company in October 1994 and served as President of Shafer Valve Company ("Shafer Valve") until its sale in July 1996. Since January 1995, Mr. Burton has served as Senior Vice President, Corporate Planning. From December 1990 through September 1994, Mr. Burton was the President and General Manager of Hartman Electrical Manufacturing, a division of Figgie International, Inc. that manufactures electrical components principally for use in commercial and military aircraft. Mr. Burton is 59 years old.

         G. Rodger Loesch, Executive Vice President of Engineered Products. Mr. Loesch was appointed Executive Vice President of Engineered Products of the Company in July 1997. Prior to July 1997, Mr. Loesch had been the Chief Financial Officer of the Company since January 1995 and the Treasurer of the Company since its formation in April 1993. Mr. Loesch has also served as the Corporate Controller of Shiloh Corporation since 1986. Mr. Loesch is a Certified Public Accountant. Prior to joining Shiloh Corporation, Mr. Loesch was employed by Burroughs Corporation and Arthur Andersen & Co. Mr. Loesch is 43 years old.

         Craig A. Stacy, Chief Financial Officer and Treasurer. Mr. Stacy was appointed Chief Financial Officer and Treasurer in October 1996. Mr. Stacy had been the Corporate Controller of the Company since 1994. Prior to joining the Company, Mr. Stacy was employed by Price Waterhouse LLP and Ernst & Young LLP. Mr. Stacy is a Certified Public Accountant. Mr. Stacy is 31 years old.

         David K. Frink, Executive Vice President of Steel Processing and Director of Corporate Purchasing. Mr. Frink was named Executive Vice President of Steel Processing and Director of Corporate Purchasing in August 1996. Prior to August 1996, Mr. Frink had been the plant general manager at Liverpool Coil Processing since June 1991. Mr. Frink is 50 years old.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of the close of business on January 20, 1998, there were 157 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 300. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in April 1993. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. The Common Stock is traded on the Nasdaq National Market under the symbol "SHLO".

         The Company's Common Stock commenced trading on June 29, 1993. The table below sets forth the high and low closing prices for the Company's Common Stock for its four quarters in fiscal 1996 and 1997.


                                                         High            Low
--------------------------------------------------------------------------------
1st Quarter
     January 31, 1996                                   $13.00           $10.63

2nd Quarter
     April 30, 1996                                     $14.38           $12.00

3rd Quarter
     July 31, 1996                                      $17.75           $13.00

4th Quarter
     October 31, 1996                                   $18.00           $12.75

1st Quarter
     January 31, 1997                                   $18.25           $15.50

2nd Quarter
     April 30, 1997                                     $18.25           $14.00

3rd Quarter
     July 31, 1997                                      $20.75           $15.50

4th Quarter
     October 31, 1997                                   $20.75           $16.25

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data of the Company. The data for each of the six years in the period ended October 31, 1997, are derived from the consolidated financial statements of the Company, which have been audited by Price Waterhouse LLP, independent accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this annual report.

(amounts in thousands, except per share data)                                             Year Ended October 31,
                                                                     --------------------------------------------------------------
                                                     1997            1996          1995          1994          1993        1992
                                                     ----            ----          ----          ----          ----        ----
INCOME STATEMENT DATA:
  Revenues                                           $273,161        $219,466      $212,348      $194,766      $162,526    $132,661
  Cost of sales                                       214,343         173,836       173,734       164,013       134,607     106,726
                                                     --------        --------      --------      --------      --------    --------
       Gross profit                                    58,818          45,630        38,614        30,753        27,919      25,935
  Selling, general and administrative expenses         25,557          17,086        14,341        13,962        12,324      13,314
                                                     --------        --------      --------      --------      --------    --------
       Operating income                                33,261          28,544        24,273        16,791        15,595      12,621
  Interest expense, net                                 2,161             111           402           836         1,377       1,820
  Minority interest                                       394             123            --            --            (6)        (57)
  Other income (expense), net                             274             (81)           64           (82)          182         133
                                                     --------        --------      --------      --------      --------    --------
  Income from continuing operations before taxes
       and effect of change in accounting principle    31,768          28,475        23,935        15,873        14,394      10,877
       Provision for income taxes                      11,675          10,952         9,471         6,491         5,958       4,523
                                                     --------        --------      --------      --------      --------    --------
  Income from continuing operations before effect
       of change in accounting principle               20,093          17,523        14,464         9,382         8,436       6,354
  Loss from discontinued operations, net income taxes      --            (256)         (289)         (613)          427         636
  Loss on sale of discontinued operations, net of
       income taxes                                        --          (9,589)           --            --            --          --
  Effect of change in accounting principle                 --              --            --          (281)           --          --
                                                     --------        --------      --------      --------      --------    --------
  Net Income                                         $ 20,093        $  7,678      $ 14,175      $  8,488      $  8,863    $  6,990
                                                     ========        ========      ========      ========      ========    ========

ACTUAL:
  Income from continuing operations before effect of
       change in accounting principle per share      $   1.54        $   1.35      $   1.11      $   0.72
  Loss from discontinued operations, net of income
       taxes per share                                     --           (0.02)        (0.02)        (0.05)
  Loss on sale of discontinued operations, net of
       income taxes per share                              --           (0.74)           --            --
  Effect of change in accounting principle per share       --              --            --         (0.02)
                                                     --------        --------      --------      --------
  Net income per share                               $   1.54        $   0.59      $   1.09      $   0.65
                                                     ========        ========      ========      ========


  Weighted average number of common shares             13,032          13,011        13,003        12,968

PRO FORMA: (1)
  Income from continuing operations before effect of
       change in accounting principle per share (1)                                                            $   0.82    $   0.69
  Income from discontinued operations, net of
       income taxes per share (1)                                                                                  0.04        0.07
                                                                                                               --------    --------
  Net income per share (1)                                                                                     $   0.86    $   0.76
                                                                                                               ========    ========


  Weighed average number of common shares:                                                                       10,351       9,167

OTHER DATA:
  (Excludes Shafer Valve and acquisitions of businesses)
  Capital expenditures                               $ 63,164        $ 37,482      $ 25,519      $ 12,815      $ 12,803    $ 15,504
  Depreciation and amortization                        11,012           7,166         6,467         6,063         5,125       4,440

BALANCE SHEET DATA:
  Working capital                                    $ 45,483        $ 34,813
  Total assets                                        289,626         207,009
  Total debt                                           96,400          52,933
  Stockholders' equity                                146,619         126,157



(1) Periods prior to the Reorganization are computed based upon the number of shares outstanding immediately subsequent to the Company's initial public offering in July 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel, as well as designs and builds tools for the automotive and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). With the August 1997 purchase of C&H, the Company operates through nine subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc., Sectional Stamping, Inc., Liverpool Coil Processing, Inc., Shiloh of Michigan, the Company's joint venture with Rouge, Greenfield and C & H.

         In 1995, the Company prepared a long-term, business plan which included a strategic decision to concentrate on core steel processing services. As a result, the Company sought inquiries from prospective bidders for the sale of its subsidiary, Shafer Valve. Effective April 30, 1996, the Company accounted for Shafer Valve as a discontinued operation. In May 1996, the Company entered into an agreement to sell the stock of Shafer Valve to Bettis Corporation. The sale was completed on July 9, 1996.

         The Company typically experiences decreased revenue and operating income during the first fiscal quarter of each year, usually resulting from slower overall automobile production during the winter months. The revenues and operating income in the third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers' changeover in production lines.

         In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during such period, the Company estimates that during the past three years approximately 87.2%, 85.9% and 86.4%, respectively, of total tons processed was done on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not; consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

Results of Operations

The following table sets forth, the periods indicated, income statement data of the Company expressed as a percentage of revenues:

                                                              Years Ended October 31,
                                                      ------------------------------------
                                                      1997             1996           1995
                                                      ----             ----           ----
Revenues                                              100.0%          100.0%          100.0%
Cost of sales                                          78.5            79.2            81.8
                                                      -----           -----           -----
Gross profit                                           21.5            20.8            18.2
Selling, general and administrative
     expenses                                           9.4             7.8             6.8
                                                        ---             ---             ---
Operating income from continuing
     operations                                        12.1            13.0            11.4
Interest expense                                         .8              --              .4
Interest income                                          .1              --              .2
Minority interest                                        .2              --              --
Other income                                             .1              --              --
                                                       ----            ----            ----
Income from continuing operations
     before taxes                                      11.7            13.0            11.2
Provision for income taxes                              4.3             5.0             4.4
                                                        ---             ---             ---
Income from continuing operations
     before effect of change in accounting
     principle                                          7.4             8.0             6.8
Loss from discontinued operations, net of
     income taxes                                        --              .1              .1
Loss on sale of discontinued operations,
     net of tax                                          --             4.4              --
Effect of change in accounting principle                 --              --              --
                                                       ----            ----            ----
Net income                                              7.4%            3.5%            6.7%
                                                       ====            ====            ====

YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

         REVENUES. Revenues increased by $53.7 million, or 24.5%, to $273.2 million for the year ended October 31, 1997 from $219.5 million for the comparable period in fiscal 1996. The increase in revenues is primarily due to the inclusion in fiscal 1997 of $38.0 million in revenues from Greenfield. Revenues from the blanking and stamping operations for fiscal 1997 increased approximately 32.8% from the comparable period due to the inclusion of revenue from Greenfield, while revenue from the other steel processing operations for fiscal 1997 increased approximately 5.2% from the comparable period in fiscal 1996. The percentage of revenues from directly owned steel processed was 71.7% for fiscal 1997 and 71.2% for the comparable period in fiscal 1996. Revenues from the toll processed steel were 28.3% for fiscal 1997 and 28.8% for the comparable period in fiscal 1996. The increase in the percentage of revenues from directly owned steel processed was primarily due to the inclusion of Greenfield which predominantly processes directly owned steel.

         GROSS PROFIT. Gross profit increased by $13.2 million, or 28.9%, to $58.8 million for fiscal 1997 from $45.6 million for the comparable period in 1996. Gross margin increased to 21.5% in fiscal 1997 from 20.8% for the comparable period in 1996. The increase in gross margin is primarily attributable to a shift in the mix of toll and directly owned steel processing at certain facilities and the value added services provided by the inclusion of Greenfield.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $8.5 million, or 49.7%, to $25.6 million in fiscal 1997 from $17.1 million for the comparable period in fiscal 1996. As a percentage of revenues, these expenses increased to 9.4% for fiscal 1997 from 7.8% for the comparable period in fiscal 1996. The largest component of the increase, both as a percentage of sales and in dollars, arose principally from the inclusion of Greenfield. In addition, the increase was attributable to costs associated with the adoption of a supplemental executive retirement plan, and to a lesser extent, the addition of new personnel at the Company's corporate offices.

         OTHER. Interest expense increased to $2.2 million in fiscal 1997 from $165,948 for the comparable period in fiscal 1996 due primarily to increased average borrowing during fiscal 1997 that were primarily incurred in connection with the acquisition of Greenfield. Interest expense of approximately $1.9 million relating to expansion of several facilities was capitalized in fiscal 1997. The provision for income taxes was $11.7 million in fiscal 1997 compared with $11.0 million in fiscal 1996, representing effective tax rates of 36.8% and 38.5%. The reduction in the effective tax rate is primarily due to state incentive programs for capital investments.

         DISCONTINUED OPERATIONS. On July 9, 1996, the Company sold the stock of Shafer Valve and accordingly has accounted for this operation as a discontinued operation. Prior year's statements of income and cash flows have been restated to reflect the discontinuation of the valve actuator segment.

         NET INCOME. Net income from continuing operations for fiscal 1997 increased by $2.6 million or 14.8% to $20.1 million from $17.5 million for the comparable period in fiscal 1996. This increase was primarily the result of the inclusion of Greenfield in fiscal 1997.


YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

         REVENUES. Revenues increased by $7.1 million, or 3.4%, to $219.5 million for the year ended October 31, 1996 from $212.4 million for the comparable period in 1995. The increase in revenues primarily reflects improvements in the Company's steel processing operations. Revenues from the blanking and stamping operations for fiscal 1996 increased approximately 1.3% from the comparable period in fiscal 1995, while revenue from the other steel processing operations for fiscal 1996 increased approximately 8.4 % from the comparable period in fiscal 1995. The percentage of toll sales as a percentage of total sales decreased to 28.8% in fiscal 1996 from 26.3 % in fiscal 1995.

         GROSS PROFIT. Gross profit increased by $7.0 million, or 18.2 %, to $45.6 million for fiscal 1996 from $38.6 million for the comparable period in fiscal 1995. Gross margin increased to 20.8% in fiscal 1996 from 18.2% for the comparable period in fiscal 1995. The increase in gross margin is principally due to management's continued efforts to contain costs and recover historical steel price increases through higher sale prices to its customers. Continued improvements in gross margin will be more difficult to achieve as the impact of these price increases lessens. In addition, the increase in toll processing sales as a percentage of total sales contributed to gross margin improvement.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.8 million, or 19.6%, to $17.1 million in fiscal 1996 from $14.3 million for the comparable period in fiscal 1995. As a percentage of revenues, these expenses increased to 7.8% for fiscal 1996 from 6.8% for the comparable period in fiscal 1995. The increase is primarily due to the expansion of the corporate sales staff and to pre-operating costs with respect to Shiloh of Michigan.

         OTHER. Interest expense increased to $165,948 in fiscal 1996 from $898,596 for the comparable period in fiscal 1995 due primarily to capitalization of interest related to expansion of several facilities. The provision for income taxes was $11 million in fiscal 1996 compared with $ 9.5 million in fiscal 1995, representing effective tax rates of 38.5% and 39.6 %. The reduction in the effective tax rate is primarily due to state tax credits.

         DISCONTINUED OPERATIONS. On July 9, 1996, the Company sold the stock of Shafer Valve and accordingly has accounted for this operation as a discontinued operation. Prior year's statements of income and cash flows have been restated to reflect the discontinuation of the valve actuator segment.

         NET INCOME. Net income from continuing operations for fiscal 1996 increased by $3.0 million or 20.7% to $17.5 million from $14.5 million for the comparable period in fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1997, the Company had $45.5 million of working capital, representing a current ratio of 2.1 to 1 and debt to total capitalization of 39.7%. As a result of this strong financial condition, the Company will be able to continue its planned investment in new equipment and facilities through the next fiscal year.

         Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities for 1997 was $31.1 million as compared to $16.6 million for the comparable period in fiscal 1996. Fluctuations in working capital and improved operating income were the primary factors causing the increase in net cash provided by operations from fiscal 1996 to fiscal 1997. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

         Capital expenditures were $63.2 million during the year ended October 31, 1997 and $37.5 million for the comparable period in fiscal 1996. The capital expenditures made during 1997 were primarily for expansions of current blanking and stamping facilities of $30.7 million, as well as the construction of an $8.0 million tool and die facility in Wellington, Ohio, and the announced construction of a new $18.5 million blanking facility in Pendergrass, Georgia.

The Company's total capital budget for fiscal 1998 will be approximately $40 million. The capital expenditures in fiscal 1997 and fiscal 1998 are primarily for facility expansions and additions, which are being made to support increased business, anticipated new business and to enhance productivity. In addition to using cash generated by operating activities to fund such capital expenditures, the Company anticipates funding such activities through bank financing.

         On November 1, 1996, the Company completed the acquisition of Greenfield for approximately $25.0 million. On August 29, 1997, the Company completed the acquisition of C&H for approximately $10.9 million. These acquisitions were financed with funds obtained through the Company's credit facilities.

         Prior to January 31, 1997, the Company had a $30 million unsecured revolving credit facility with KeyBank National Association ("KeyBank"). On January 31, 1997, the Company increased this facility to $70 million (the "Shiloh Facility"). The term of the Shiloh Facility extends to February 28, 2001 with an option for successive one year term extensions available at the Company's request and KeyBank's approval, upon proper written notification. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the Shiloh Facility. In addition, the Company is acting as an 80% guarantor for a $28 million revolving credit facility entered into by Shiloh of Michigan ("SOM Facility"). The Company is required to maintain certain customary operating and financial covenants during the terms of the Shiloh Facility and the SOM Facility. The Company is in compliance with all of its loan covenants, and none of these covenants would preclude the Company from completing currently planned capital expenditures.

          On January 22, 1998, the Company increased the Shiloh Facility to $135 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor as determined by a pricing matrix based on the Company's ratio of "Funded Debt to EBITDA." The factor as determined by the pricing matrix is currently .175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently .3%. On January 22, 1998 the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the SOM Facility.

         The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements.

         In March 1995, Medina County, Ohio issued on behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The Company had withdrawn the entire $5.4 million as of October 31, 1996.

YEAR 2000

         The Company has initiated a review of its management and information systems to discover whether such systems are Year 2000 compliant. Although the Company has not completed such review, the Company does not anticipate that significant compliance efforts will be required.

OUTLOOK

         The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term, including, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion and (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

EFFECT OF INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Although the general level of inflation has not had a material effect on the Company's financial results, the Company's difficulties in passing through steel price increases adversely affected its operating results in fiscal 1994.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Index to Financial Statements

Report of Independent Accountants

Consolidated Balance Sheet at October 31, 1997 and 1996

Consolidated Statement of Income for three years ended October 31, 1997

Consolidated Statement of Cash Flows for the three years ended October 31, 1997

Consolidated Statement of Stockholders' Equity for the three years ended October 31, 1997

Notes to Consolidated Financial Statements

Financial Statement Schedule for the three years ended October 31, 1997 is located in Item 14(a) of the Annual Report on Form 10-K:



         II - Valuation and Qualifying Accounts and Reserves


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Shiloh Industries, Inc.

         In our opinion, the consolidated financial statements listed on the accompanying index, present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Shiloh Industries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Cleveland, Ohio


December 11, 1997, except as to Note 17, which is as of January 22, 1998.

                            SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                               October 31,            October 31,
                                                                   1997                  1996
                                                                   ----                  ----
ASSETS
Cash and cash equivalents                                       $    191,688          $  1,721,152
Accounts receivable                                               50,151,099            33,115,765
Inventory                                                         31,148,360            18,626,492
Deferred income taxes                                                370,467             1,034,092
Prepaid expenses                                                   3,921,449             3,573,160
                                                                ------------          ------------
     Total current assets                                         85,783,063            58,070,661
                                                                ------------          ------------
Property, plant and equipment, net                               187,178,766           122,293,375
Goodwill                                                          12,643,610               615,318
Other assets                                                       4,020,791            26,029,671
                                                                ------------          ------------
     Total assets                                               $289,626,230          $207,009,025
                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $ 20,995,989          $  9,719,528
Short term note payable                                            3,000,000             2,500,000
Accrued income taxes                                               1,916,333             1,412,499
Other accrued expenses                                            14,387,519             9,625,343
                                                                ------------          ------------
     Total current liabilities                                    40,299,841            23,257,370
                                                                ------------          ------------
Long-term debt                                                    93,400,000            50,433,352
Deferred income taxes                                              9,307,241             7,161,027
                                                                ------------          ------------
     Total liabilities                                           143,007,082            80,851,749
                                                                ------------          ------------
Stockholders' equity
     Common stock, par value $.01 per share;
         25,000,000 shares authorized; 13,038,763 and
         13,011,663 shares issued and outstanding at
         October 31, 1997 and 1996, respectively                     130,387               130,116
     Preferred stock, $.01 per share; 5,000,000 shares
         authorized and unissued                                          --                    --
     Paid-in capital                                              38,743,406            38,375,152

     Retained earnings                                           107,745,355            87,652,008
                                                                ------------          ------------
     Total stockholders' equity                                  146,619,148           126,157,276

Commitments and contingent liabilities                                    --                    --

     Total liabilities and stockholders' equity                 $289,626,230          $207,009,025
                                                                ============          ============

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                         Year Ended October 31,
                                                            ----------------------------------------------------
                                                                 1997               1996              1995
                                                                 ----               ----              ----
Revenues                                                    $273,161,251      $ 219,465,925       $ 212,347,916
Cost of sales                                                214,343,391        173,835,459         173,734,108
                                                             -----------        -----------         -----------
Gross Profit                                                  58,817,860         45,630,466          38,613,808

Selling, general and administrative expenses                  25,556,837         17,086,152          14,340,652
                                                              ----------         ----------          ----------
Operating income                                              33,261,023         28,544,314          24,273,156

Interest expense                                               2,219,003            165,948             898,596
Interest income                                                   57,832             55,408             496,147
Minority interest                                                394,207            123,162                  --
Other income (expense), net                                      274,081            (81,215)             64,019
                                                              ----------         ----------          ----------
Income from continuing operations before taxes                31,768,140         28,475,721          23,934,726

Provision for income taxes                                    11,674,793         10,952,269           9,470,855
                                                              ----------         ----------           ---------

Income from continuing operations                             20,093,347         17,523,452          14,463,871
Loss from discontinued operations, net of income taxes                --           (256,139)           (288,469)
Loss on sale of discontinued operations, net of
     income taxes                                                     --         (9,589,213)                 --


Net income                                                  $ 20,093,347      $   7,678,100       $  14,175,402
                                                            ============      =============       =============

Earnings per share:
     Income from continuing operations                      $       1.54      $        1.35       $        1.11
     Loss from discontinued operations                                --               (.02)               (.02)
     Loss on sale of discontinued operations                          --               (.74)                 --
                                                            ------------      -------------       -------------
     Net income per share                                   $       1.54      $        0.59       $        1.09
                                                            ============      =============       =============

Weighted average number of common shares                      13,032,081         13,011,663          13,002,616



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              Years Ended October 31,
                                                                             ------------------------------------------------------
                                                                                 1997                1996              1995
                                                                                 ----                ----              ----
Cash Flows From Operating Activities:
Net income                                                                       $ 20,093,347         $ 7,678,100       $14,175,402
Adjustment to reconcile net income from continuing operations to net cash provided by operating activities:
         Depreciation and amortization                                             11,012,383           7,165,910         6,466,668
         Discontinued operations                                                           --           9,845,352           288,469
         Minority interest                                                           (394,207)           (103,162)               --
         Deferred income taxes                                                      2,809,839           1,290,012           683,979
         Deferred pension                                                                  --                  --            61,827
         Loss (gain) on sale of assets                                                (53,065)                 --            40,831
         Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
                  Accounts receivable                                              (8,846,145)         (3,412,343)       (1,757,362)
                  Inventories                                                      (2,539,552)         (2,527,297)        2,639,569
                  Prepaids and other assets                                          (335,682)         (1,415,075)        1,690,578
                  Payables and accruals                                             9,086,189           3,492,744         1,060,896
                  Accrued income taxes                                                503,834          (1,226,016)        1,270,429
                                                                                  -----------         -----------       -----------

     Net cash provided by continuing operations                                    31,336,941          20,788,225        26,621,286
         Discontinued operations - non cash charges and
              working capital changes                                                      --          (4,225,697)       (1,165,511)
                                                                                  -----------         -----------       -----------

     Net cash provided by operating activities                                     31,336,941          16,562,528        25,455,775
                                                                                  -----------         -----------       -----------

Cash Flows From Investing Activities:
         Capital expenditures                                                     (63,164,276)        (37,482,394)      (25,519,357)
         Proceeds from sale of assets                                                 157,134          13,200,000           297,580
         Acquisitions, net of cash                                                (13,694,436)        (22,577,937)               --
                                                                                  -----------         -----------       -----------

     Net cash used in investing activities                                        (76,701,578)        (46,860,331)      (25,221,777)
                                                                                  -----------         -----------       -----------

Cash Flows From Financing Activities:
         Proceeds from short-term borrowings                                       29,700,000          16,500,000        11,800,000
         Repayments of short-term borrowings                                      (29,200,000)        (14,000,000)      (11,800,000)
         Proceeds from long-term borrowings                                        44,250,000          65,102,310         5,331,042
         Repayments of long-term borrowings                                        (1,283,352)        (37,975,000)       (4,892,836)
         Issuance of common stock                                                     368,525                  --           194,696
                                                                                  -----------         -----------       -----------

     Net cash provided by financing activities                                     43,835,173          29,627,310           632,902
                                                                                  -----------         -----------       -----------

     Net increase (decrease) in cash and cash equivalents                          (1,529,464)           (670,493)          866,900
     Cash and cash equivalents at beginning of period                               1,721,152           2,391,645         1,524,745
                                                                                  -----------         -----------       -----------

     Cash and cash equivalents at end of period                                   $   191,688         $ 1,721,152       $ 2,391,645
                                                                                  ===========         ===========       ===========

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           COMMON
                                           STOCK         ADDITIONAL
                                         ($.01 PAR        PAID-IN          RETAINED
                                           VALUE)         CAPITAL          EARNINGS            TOTAL
                                          --------      -----------      ------------      ------------
October 31, 1994                           129,889       38,180,683        65,798,506       104,109,078

    Issuance of 22,813 common shares           227          194,469                --           194,696

    Net Income                                  --               --        14,175,402        14,175,402
                                          --------      -----------      ------------      ------------
October 31, 1995                           130,116       38,375,152        79,973,908       118,479,176

    Net Income                                  --               --         7,678,100         7,678,100
                                          --------      -----------      ------------      ------------
October 31, 1996                           130,116       38,375,152        87,652,008       126,157,276

    Issuance of 27,100 common shares           271          368,254                --           368,525

    Net Income                                  --               --        20,093,347        20,093,347
                                          --------      -----------      ------------      ------------
October 31, 1997                          $130,387      $38,743,406      $107,745,355      $146,619,148
                                          ========      ===========      ============      ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Business:

         The Company is a vertically integrated steel processor that supplies high quality blanks, stampings and processed steel as well as designs and builds tools for the automotive and other industries.



NOTE 2 - Summary of Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION
         The Company recognizes revenue upon product shipment. Revenues include both direct sales as well as toll processing revenue. Toll processing revenue is generated when the Company processes customer owned material. Revenues include $77,383,879, $63,171,827 and $55,848,345 of toll processing revenue for 1997,
1996 and 1995, respectively.

EMPLOYEE BENEFIT PLANS
         The Company accrues the cost of defined benefit pension plans which cover a majority of the Company's employees in accordance with Statement of Financial Accounting Standards ("SFAS") 87. The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to certain employees (Note 11).

GOODWILL
         Goodwill represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over the expected benefit period of 30 years. During 1997, 1996 and 1995, goodwill amortization amounted to $297,544, $20,763 and $23,113, respectively. Accumulated amortization was $375,545 and $78,001 at October 31, 1997 and 1996, respectively.

         The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of goodwill and other long-term assets.

CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

INVENTORIES
         Inventories are valued at the lower of cost or market, cost being determined primarily by the last-in, first-out ("LIFO") method and the balance determined by the first-in, first-out ("FIFO") method, which approximates average cost.

PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from five to twelve years for furniture and fixtures and machinery and equipment, fifteen to twenty years for land improvements and thirty to forty years for buildings and their related improvements. Depreciation is computed using principally the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

INCOME TAXES
         The Company utilizes the asset and liability method in accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and tax basis of assets and liabilities.

CONCENTRATION OF CREDIT RISK
         The Company sells products to customers primarily in the automotive and heavy truck industries. The Company performs on-going credit evaluations of its customers and generally does not require security when extending credit. The Company maintains a reserve for potential credit losses. Such losses have historically been within management's expectations. Currently, the Company does not have financial instruments with off-balance sheet risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amount of cash and investments, trade receivables and payables approximates fair value because of the short maturity of those instruments. The carrying value of the Company's long-term debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

ACCOUNTING ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION
         During 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company continues to apply APB Opinion 25 in accounting for stock-based employee compensation; however, the impact of the fair value based method described in SFAS No. 123 is presented in the notes to the financial statements.

EARNINGS PER SHARE
         Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), was issued. This Statement establishes standards for computing and presenting earnings per share. The Company will adopt SFAS 128 in the year ending October 31, 1998. This statement is not expected to have a significant impact on the earnings per share computation as historically computed by the Company.

         In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") was issued. This Statement establishes standards for disclosing information about an entity's capital structure. The Company will adopt SFAS No. 129 in the year ending October 31, 1998. Adoption of SFAS 129 is not expected to have a material impact on the Company.

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in the year ending October 31, 1999.

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. This Statement requires that public business enterprises report information about operating segments in annual financial statements using the management approach. The Company will adopt SFAS No. 131 in the year ending October 31, 1999. The Company has not yet determined what, if any, impact this standard will have on the financial statements.

NOTE 3 - Discontinued Operations

         On July 9, 1996, the Company completed the sale of substantially all of the issued and outstanding common stock of Shafer Valve for $13,200,000 in cash. The disposition of this segment resulted in a $9,589,213 loss after tax and has been accounted for as a discontinued operation.

         Summary operating data of the discontinued operation for the period ending July 9, 1996 and fiscal year 1995 were as follows:

                                                     1996                     1995
                                                     ----                     ----
Sales                                            $ 10,931,052             $ 16,461,916
Gross profit                                        2,395,279                4,235,599
Loss before income taxes                             (756,391)                (309,034)
Income tax benefit                                    244,238                   20,565
                                                 ------------             ------------
Net loss from discontinued operations            $   (512,153)            $   (288,469)
                                                 ============             ============

NOTE 4- Acquisitions

         During fiscal 1997, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

         On August 29, 1997, the Company acquired substantially all the assets of C & H for an aggregate cash purchase of approximately $10.9 million, including acquisition costs. C&H, headquartered in Utica, Michigan, provides tool design and build services for the automotive industry.

         On November 1, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Greenfield for approximately $25.3 million, including acquisition costs, comprised of approximately $17.3 million of cash and approximately $7.6 million of assumed liabilities. Greenfield, headquartered in Canton, Michigan, provides the automotive industry a variety of processes including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build.

         The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair value on the dates of acquisitions, as follows:

(In thousands)                                    C&H             Greenfield
                                                  ---             ----------
Net working capital, other than cash            $ 3,364            $ 8,018
Property, plant and equipment                     2,764              9,801
Goodwill                                          4,805              7,519
                                                -------            -------
Purchase price                                  $10,933            $25,338
                                                =======            =======

         The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition.

         On the basis of a pro forma consolidation of the results of operations as if the C&H acquisition had taken place at the beginning of fiscal 1997, consolidated net sales, net income and earnings per share would have been $288.7 million, $20.2 million and $1.55 per share, respectively, for fiscal 1997. For the C&H and Greenfield acquisitions combined, pro forma consolidated net sales, net income and earnings per share would have been $269.7 million, $8.2 million and $0.63 per share, respectively, for fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had been effective at the beginning of fiscal years 1996 and 1997.


NOTE 5 - Accounts Receivable:

         Accounts receivable in the consolidated balance sheet are expected to be collected within one year and are net of provisions for doubtful accounts, in the amount of $849,554 and $913,070 at October 31, 1997 and 1996, respectively.

NOTE 6 - Inventories:

Inventories consist of the following:

                                        October 31,             October 31,
                                            1997                    1996
                                        ------------           ------------
Raw materials                           $ 14,009,471           $ 11,557,662
Work-in-process                           12,873,380              2,797,698
Finished goods                             5,431,578              5,475,054
                                        ------------           ------------
         Total at average cost            32,314,429             19,830,414
LIFO reserve                              (1,166,069)            (1,203,922)
                                        ------------           ------------
         Total                          $ 31,148,360           $ 18,626,492
                                        ============           ============

         Average cost inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $137,938 and $82,181 at October 31, 1997 and 1996, respectively. Of the total inventory at average cost at October 31, 1997 and 1996, $21,393,078 and $17,741,751, respectively, were valued using the LIFO method.


NOTE 7 - Other Assets:

Other assets consist of the following:

                                               October 31,          October 31,
                                                  1997                 1996
                                                ----------          ------------
Cash surrender value of life insurance          $3,242,679          $ 2,990,140
Other                                              778,112              461,594
Deposit for acquisition                                 --           22,577,937
                                                ----------          -----------
         Total                                  $4,020,791          $26,029,671
                                                ==========          ===========

NOTE 8 - Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                            October 31,              October 31,
                                               1997                     1996
                                           -------------           -------------
Land                                       $   4,307,018           $   3,584,572
Buildings and improvements                    69,457,521              48,916,332
Machinery and equipment                      136,681,671              87,121,959
Furniture and fixtures                         7,767,319               4,810,494
Construction in progress                      30,695,279              30,787,858
                                           -------------           -------------
         Total, at cost                      248,908,808             175,221,215
Less:  Accumulated depreciation              (61,730,042)            (52,927,840)
                                           -------------           -------------
Net property, plant and equipment          $ 187,178,766           $ 122,293,375
                                           =============           =============

         Depreciation expense was $10,698,783, $7,145,146, and $6,443,556 for
1997, 1996 and 1995, respectively.

         During the three years ended October 31, 1997, interest costs of $1,886,464, $650,629 and $445,648 were capitalized as part of property, plant and equipment respectively.

         The Company had commitments for capital expenditures of approximately $16.2 million at October 31, 1997.

NOTE 9 - Financing Arrangements:

Short-term debt consists of the following:

                                                                          October 31,        October 31,
                                                                             1997               1996
                                                                           ----------        ----------
Revolving credit loan - interest at 5.90% at October 31, 1996              $       --        $2,500,000
Revolving credit loan - interest at 6.16% at October 31, 1997               3,000,000                --
                                                                           ----------        ----------

Total                                                                      $3,000,000        $2,500,000
                                                                           ==========        ==========

Long-term debt consists of the following:

                                                                          October 31,          October 31,
                                                                              1997                 1996
                                                                           -----------        ------------
Revolving credit loan - interest at 6.16% at October 31, 1997              $63,000,000        $26,500,000
Revolving credit loan - interest at 6.15% at October 31, 1997               25,000,000         18,500,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.80% payable on
         February 1, 2010                                                    5,400,000          5,433,352
                                                                           -----------        -----------
                                                                           $93,400,000        $50,433,352
         Less:  current portion                                                     --                 --
                                                                           -----------        -----------
                                                                           $93,400,000        $50,433,352
                                                                           ===========        ===========

         Prior to January 31, 1997, the Company had a $30 million unsecured revolving credit facility with KeyBank. On January 31, 1997, the Company increased the Shiloh Facility to $70 million. The term of the Shiloh Facility extends to February 28, 2001 with an option for successive one year term extensions available at the Company's request and KeyBank's approval, upon proper written notification. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2 % fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the Shiloh Facility.

         Prior to February 24, 1997, the Company was acting as an 80% guarantor for the SOM Facility, a $23 million unsecured revolving credit facility, entered into by Shiloh of Michigan with KeyBank. On February 24, 1997, the Company decreased the SOM Facility to $5 million and remains an 80% guarantor of the SOM Facility. The Company is an 80% owner of Shiloh of Michigan. The Company's joint venture partner continues to guarantee the remaining 20% of the SOM Facility. The term of the SOM Facility extends to February 28, 1999 with an option for successive one year term extensions available at Shiloh of Michigan's request and KeyBank's approval, upon proper written notification. Shiloh of Michigan has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus 1/2% fixed in increments of 30, 60 or 90 days. The terms of the agreement require an annual commitment fee equal to 1/4% on the average unused amount of the SOM Facility.

         Under the Company's revolving credit facilities, including the SOM Facility, $14 million was unused at October 31, 1997.

         At October 31, 1997, the scheduled maturities of all long-term debt during the next five years is a follows:

      1998                          --
      1999                  25,000,000
      2000                          --
      2001                  63,000,000
      2002                          --
      2003                          --
      Thereafter             5,400,000

         In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The entire $5.4 million of such proceeds was borrowed and outstanding as of October 31, 1996.

         Certain of the debt agreements described above contain various restrictive covenants which require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures. Interest paid amounted to $4,006,614, $1,063,938 and $1,575,547 during 1997,
1996 and 1995, respectively.


NOTE 10 - Leases:

         The Company leases certain equipment under operating leases. Rent expense under operating leases for 1997, 1996 and 1995 was $474,482, $274,441 and $252,791, respectively. Future minimum lease payments under operating leases are as follows at October 31, 1997:

                                                         Operating
                                                        ----------
                   1998                                   $686,188
                   1999                                    608,387
                   2000                                    546,409
                   2001                                    505,777
                   2002                                    360,242
                                                        ----------
                   Total minimum lease payments         $2,707,003
                                                        ==========


Note 11 - Employee Benefit Plans:
---------------------------------

         The Company maintains pension plans covering most employees. The assets of the plans consist primarily of insurance and annuity contracts. The assumptions used to develop net periodic pension cost were as follows: discount rate ranged from 7.25% to 8.25% for all plans for the three years ended October 31, 1997; expected long-term rate of return on plan assets ranged from 6.0% to 8.0% for all plans for the three years ended October 31, 1997; rates of increase in compensation levels of salaried plans ranged from 4.5% to 5.0% for all plans for the three years ended October 31, 1997. For the valuation of pension obligations at the end of 1997, the discount rate for all plans was decreased to 7.5% from 8.0% at the end of 1996.

         The components of net periodic pension cost are as follows:

                                                                     October 31,
                                              --------------------------------------------------------
                                                  1997                   1996                 1995
                                                  ----                   ----                 ----
Service cost for the current period           $   899,753            $   863,168          $   688,641
Interest cost on projected benefit
         obligation                               748,406                651,116              623,452
Actual return on assets                        (1,141,290)              (603,488)          (1,100,300)
Net amortization and deferrals                    470,402                 90,722              574,211
                                              -----------            -----------          -----------
                                              $   977,271            $ 1,001,518           $  786,004
                                              ===========            ===========           ==========


Employee pension funded status was as follows:

                                                                       October 31, 1997         October 31, 1996
                                                                       ---------------          ---------------

                                                                            Assets                   Assets
                                                                            Exceed                   Exceed
Actuarial present value of benefit obligations:                           Accumulated              Accumulated
                                                                            Benefits                Benefits
                                                                        -------------            -------------
Vested employees                                                        $ (6,869,940)            $(6,180,351)

Non-vested employees                                                        (197,640)               (180,578)
                                                                        ------------             -----------

         Accumulated benefit obligation                                   (7,067,580)             (6,360,929)

Additional benefits based on estimated future salary levels               (3,689,779)             (2,994,145)
                                                                        ------------             -----------

Projected benefit obligation                                             (10,757,359)             (9,355,074)

Plan assets at fair value                                                 10,191,992               9,728,033
                                                                        ------------             -----------

         Funded status                                                      (565,367)                372,959

Unamortized net liability existing at date of adoption of SFAS 87            901,772                 988,596

Unrecognized net experience (loss) gain                                      277,529                (366,087)

Minimum liability                                                                ---                     ---

Unrecognized prior service cost                                              727,088                 515,796
                                                                        ------------             -----------
Pension related asset (liability)                                       $  1,341,022             $ 1,511,264
                                                                        ============             ===========

         In addition to the defined benefit plans described above, the Company recorded expense of $1,292,320, $1,118,322 and $1,022,830 during 1997, 1996 and
1995, respectively, with respect to its defined contribution plans.

         During 1997, the Company initiated a Supplemental Executive Retirement Plan (SERP) for key employees of the Company. The Company has agreed to pay each covered employee a certain sum annually for ten (10) years upon retirement or, in the event of death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by discharge for cause). Compensation expense relating to this plan was $1,359,000 in fiscal 1997. Total benefits accrued under this plan were $1,359,000 at October 31, 1997.

         Effective November 1, 1993, the Company adopted SFAS 106. This statement requires the expected cost of postretirement benefits to be recognized during the years that employees render service. The Company provides postretirement health care benefits to certain employees (and their dependents) who retire early, but coverage generally continues only until age 65. Prior to the adoption of SFAS 106 these benefits were recorded on a cash basis and were insignificant in 1993 and 1992. As permitted under SFAS 106, the Company elected to amortize the transition liability of $586,000 over twenty years.

The Company's accumulated postretirement benefit obligation (APBO) is comprised of the following:

                                                  October 31,         October 31,
                                                     1997                1996
                                                  -----------         -----------
Retirees                                          $  (671,455)         $ (396,018)

Fully eligible active plan participants              (240,655)           (274,507)

Other active plan participants                     (1,787,082)          1,263,562)

APBO                                               (2,699,192)          1,934,087)

Unrecognized transition liability                     428,450             455,060

Unrecognized prior service cost                           ---                 ---

Unrecognized net loss (gain)                        1,351,676             876,833
                                                  -----------          ----------
Postretirement benefit related liability          $  (919,066)         $ (602,194)
                                                  ===========          ==========


The net periodic postretirement benefit cost included the following:

                                                     October 31,              October 31,
                                                        1997                     1996
                                                  ---------------          ---------------
Service cost of benefits earned                   $       124,242          $       137,813

Interest cost on APBO                                     181,827                  167,549

Amortization of transition liability                       26,610                   28,401

Net amortization and deferrals                             50,153                   66,823
                                                  ---------------          ---------------
Total                                             $       382,832          $       400,586
                                                  ===============          ===============

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at October 31, 1997 was 8.0%, gradually declining to 4.5% in 2001 and remaining at that level thereafter. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately $983,808 at October 31, 1997 and the postretirement benefit cost by approximately $172,931 for the year then ended. The actuarial present value of accumulated postretirement benefit obligations was determined using a weighted average discount rate of 7.5% at October 31, 1997. The 1997 and 1996 net periodic postretirement benefit cost was determined using a weighted average discount rate of 8.0% and 7.5%, respectively.

NOTE 12 - Stock and Bonus Plans:

1993 KEY EMPLOYEE STOCK INCENTIVE PLAN

         The Company's 1993 Key Employee Stock Incentive Plan (the "Incentive Plan"), which was adopted by the Company in May 1993, authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as "incentive stock options," (ii) nonqualified stock options and (iii) restricted stock awards. The Incentive Plan also authorizes grants of nonqualified stock options and restricted stock awards to consultants to the Company and its subsidiaries. The Incentive Plan authorizes the granting of stock options and restricted stock awards up to an aggregate of 450,000 shares of Common Stock, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. Incentive stock options are exercisable for up to 10 years at an option price of not less than the fair market value of the Common Stock on the date on which the option is granted or at an option price of not less than 110% of the fair market value of the Common Stock in the case of an officer or other key employee who owns at the time the option is granted more than 10% of the Common Stock. Nonqualified stock options may be granted for up to 10 years at such exercise price and upon such terms and conditions as the Board of Directors or the Compensation Committee may determine. In May 1993, the Company granted nonqualified stock options for 46,400 shares of Common Stock, with an exercise price equal to $11.00 per share. Such options become exercisable over a period of three years commencing on the first anniversary of the date of grant. On October 17, 1995, the Company granted nonqualified stock options for 47,000 shares of Common Stock (no options were granted in 1994), at an exercise price of $11.00 per share. Such options became exercisable as of the date of grant and will remain so for a period of five years commencing on the first anniversary of the date of grant. On October 22, 1996, the Company granted nonqualified stock options for 160,000 shares of Common Stock, at an exercise price of $16.50 per share. Such options became exercisable as of the date of grant and will remain so for a period of 5 years commencing on the first anniversary of the date of grant. During fiscal year 1997, 27,100 shares were exercised. There were 226,300 options exercisable at October 31, 1997.

         The Company applies the intrinsic value based method of accounting for this plan. Accordingly, no compensation expense has been recognized for its fixed stock option plan as options are granted at fair market value. The effect on the Company's net earnings per share for fiscal 1996, had compensation expense been determined based on fair value of the awards at the date of grant, was $0.04 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of 0%; expected volatility of 26.0%; risk-free interest rate of 6.1%; and expected lives of 4 years.

EXECUTIVE INCENTIVE BONUS PLAN

         In 1996, the Company replaced the Executive Bonus Plan with the Short-Term Incentive Plan (the "Bonus Plan") which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate annual bonus pool (the "Aggregate Amount") equal to 5% of the Company's operating earnings. Incentives up to the Aggregate Amount may be paid to the individual participants, in the case of the Chief Executive Officer, by the Board of Directors upon recommendation by the Compensation Committee, and in the case of other eligible employees, by the Chief Executive Officer as approved by the Compensation Committee and the Board of Directors. In determining the individual incentives, in the case of the Chief Executive Officer, 75% of the incentive depends upon meeting the corporate goal for return on equity and 25% of the incentive depends upon meeting specific, project-oriented goals. These goals are established by the Board of Directors. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the corporate goal for return on equity and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the goal for operating return on assets established by the Chief Executive Officer and 50% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 1997, 1996 and 1995, amounts of $750,038, $516,600 and $519,100, respectively, were paid under the existing bonus plan for that fiscal year.

NOTE 13 - Income Taxes:

         The components of the provision for income taxes on income from continuing operations were as follows:

                                                          Year Ended October 31,
                                   ------------------------------------------------------------------
                                          1997                     1996                     1995
                                   ----------------         ----------------         ----------------
Current:
         Federal                   $      7,276,000         $      8,570,579         $      7,455,226
         State and local                  1,588,954                1,091,678                1,331,650
                                   ----------------         ----------------         ----------------
                                          8,864,954                9,662,257                8,786,876
Deferred                                  2,809,839                1,290,012                  683,979
         Total                     ----------------         ----------------         ----------------
                                   $     11,674,793         $     10,952,269         $      9,470,855
                                   ================         ================         ================

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

                                                           October 31,             October 31,
                                                               1997                   1996
                                                        ---------------         ---------------
Deferred tax assets:
         Bad debt reserves                              $       324,135         $       365,228
         Inventory reserves                                     306,828                 349,061
         State income and franchise taxes                     1,173,166                 608,622
         Accrued group insurance                                224,668                 366,800
         Personal property tax reserves                         561,996                 394,999
         Accrued vacation reserves                              397,243                 375,807
         Net operating loss carryforwards                          ----                 241,475
         Capital loss carryforwards                           4,912,050               5,046,335
         Other reserves                                         459,968                 647,304
                                                        ---------------          --------------
                                                              8,360,054               8,395,631
Less: Valuation allowance                                    (4,912,050)             (5,046,335)
                                                        ---------------          --------------

Total deferred tax assets                                     3,448,004               3,349,296
Deferred tax liabilities:
         Fixed assets                                       (11,295,229)             (8,712,337)
         Pension assets                                         (11,416)               (763,894)
         Accounts receivable marked to market                  (725,649)                   ----
         Joint venture investment                              (256,229)                   ----
         Other                                                  (96,255)                   ----
                                                        ---------------          --------------
Net deferred tax liability                              $    (8,936,774)         $   (6,126,935)
                                                        ===============          ==============

         The valuation allowance relates to capital loss carryforwards which are not expected to be utilized.

         A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                        Years Ended October 31,
                                                ----------------------------------
                                                1997           1996           1995
                                                ----           ----           ----
Federal income tax at statutory rate            35.0%          35.0%          35.0%
State and local income taxes                     1.8            3.0            3.6
Other                                            ---            0.5            1.0
                                                ----           ----           ----
     Effective income tax rate                  36.8%          38.5%          39.6%
                                                ====           ====           ====

         Income taxes paid amounted to $ 8,757,066, $10,942,558 and $8,616,188 for the years 1997, 1996 and 1995, respectively.

         At October 31, 1997, the Company had available a capital loss carryforward of approximately $12,791,797, expiring in 2001, if not utilized. The capital loss was incurred on the sale of Shafer Valve and a full valuation allowance has been provided.



NOTE 14 - Related Party Transactions:

         The Company had sales to a significant shareholder of $7,042,217, $5,360,341 and $5,899,935 for the years 1997, 1996 and 1995, respectively. At
October 31, 1997 and 1996, the Company had receivable balances of $1,091,495 and $845,482 respectively, due from this shareholder.

NOTE 15 - Quarterly Results of Operations (Unaudited):

                                                                           (Dollars in Thousands)
                                                  -----------------------------------------------------------------------
                                                       First            Second               Third              Fourth
                                                      Quarter           Quarter             Quarter             Quarter
                                                    -----------       -----------         -----------         -----------
October 31, 1997
Revenues                                            $    64,568       $    70,689         $    65,460         $    72,444
Gross Profit                                             12,577            15,102              14,276              16,863
Operating Income                                          7,252             8,986               7,556               9,467
Net Income (Loss)                                         4,530             5,437               4,649               5,477

Net Income (Loss) per Share                                 .35               .42                 .36                 .42
                                                    -----------       -----------         -----------         -----------

October 31, 1996

Revenues                                            $    51,539       $    58,045         $    53,578         $    56,304
Gross Profit                                             10,006            11,270              10,810              13,544
Operating Income                                          6,190             7,399               6,538               8,417
Income from Continuing Operations                         3,740             4,544               4,053               5,186
Loss from Discontinued Operations                          (376)               (3)                ---                 123
Income (Loss) on Sale of Discontinued
         Operations                                         ---           (10,198)                ---                 609
Net Income (Loss)                                   $     3,364       $    (5,657)        $     4,053         $     5,918
                                                    -----------       -----------         -----------         -----------

Net Income from Continuing Operations per
         Share                                      $       .29       $       .35         $       .31         $       .39
Loss from Discontinued Operations per Share                (.03)             (.00)               (.00)                .01
Loss from Sale of Discontinued Operations
         per Share                                         (.00)             (.78)               (.00)                .05
                                                    -----------       -----------         -----------         -----------
Net Income (Loss) per Share                         $       .26       $      (.43)        $       .31         $       .45
                                                    -----------       -----------         -----------         -----------

NOTE 16 - Commitments and Contingent Liabilities:

         The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition or results of operations.

NOTE 17 - Subsequent Events:

          On January 22, 1998, the Company increased the Shiloh Facility to $135 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. The factor as determined by the pricing matrix is currently .175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently .3%. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the SOM Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to Directors of the Company is set forth in the Proxy Statement on pages 2 through 4 under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement on page 7 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information with respect to executive compensation is set forth in the Proxy Statement on pages 8 through 10 under the heading "Compensation of Executive Officers" and on page 4 under the heading "Election of Directors -- Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement on pages 5 through 7 under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

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

                  1.       Financial Statements.

                           Report of Independent Accountants.

                           Consolidated Balance Sheet at October 31, 1997 and 1996.

                           Consolidated Statement of Income for the three years
                            ended October 31, 1997.

                           Consolidated Statement of Cash Flows for the three
                            years ended October 31, 1997.

                           Consolidated Statement of Stockholders' Equity for the three years ended October 31, 1997.

                           Notes to Consolidated Financial Statements.

                  2. Financial Statement Schedules. The following consolidated financial statement schedules of the Company and its subsidiaries and the report of independent accountants thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K:

                           SCHEDULES

                           Financial Statement Schedule II.

                           Valuation and Qualifying Accounts.

                                   Schedule II


                             SHILOH INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                    Additions
                                                                   Balance at       Charged to                        Balance at
                                                                   Beginning        Costs and                            End
                            Description                             of Period        Expenses        Deductions        of Period
                            -----------                             ---------        --------        ----------        ---------

         Valuation account for accounts receivable
                 Year ended October 31, 1997                       $913,070           $5,452          $68,968          $849,554
                 Year ended October 31, 1996                      1,105,068           34,600          226,598           913,070
                 Year ended October 31, 1995                        829,344          322,064           46,340         1,105,068

         Reserve for excess, slow moving and potentially
         obsolete material
                 Year ended October 31, 1997                        $82,181         $137,938          $82,181          $137,938
                 Year ended October 31, 1996                        482,368           82,181          482,368            82,181
                 Year ended October 31, 1995                        505,000          426,340          448,972           482,368

         Valuation allowance for deferred tax assets (a)
                 Year ended October 31, 1997                     $5,046,335             $---         $134,285        $4,912,050
                 Year ended October 31, 1996                         92,941        5,046,335           92,941         5,046,335
                 Year ended October 31, 1995                         94,972              ---            2,031            92,941

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

                      *10.7 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on
                                    Schedule 14A for the fiscal year ended
                                    October 31, 1996 (Commission File No.
                                    0-21964).

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

                      10.11 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to
                                    Exhibit 10.1 of the Company's Quarterly
                                    Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).


                      10.12 First Amendment to Credit Agreement, dated January 31, 1997 by and among the Company, the banks listed on Annex A thereto and Keybank National Association (successor to Society National Bank), as Agent is incorporated herein by reference to Exhibit
                                    10.2 of the Company's Quarterly Report on
                                    Form 10-Q/A for the fiscal quarter ended
                                    January 1, 1997 (Commission File No.
                                    0-21964).

                      10.13 First Amendment to Credit Agreement, dated February 24, 1997 by and among Shiloh of Michigan, LLC, the banks listed on Annex A thereto and Keybank National Association, as Agent is incorporated herein by reference to
                                    Exhibit 10.3 of the Company's Quarterly
                                    Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0- 21964).

                      10.14 Master Promissory Note of the Company to Keybank National Association, dated as of January 31, 1997 is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

                     *10.15 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and Robert L. Grissinger.

                       21.1         Subsidiaries of the Company.

                       23.1         Consent of Price Waterhouse LLP.

                       24.1         Powers of Attorney.

                       27.1         Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       SHILOH INDUSTRIES, INC.

                                       By: /s/ ROBERT L. GRISSINGER
                                           ------------------------------------
                                               Robert L. Grissinger
                                               Chairman, President and
                                               Chief Executive Officer

                                       DATE: JANUARY 29, 1998

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                                         TITLE                                          DATE
           -------------------------------------------------------------------------------------------------------------
         *                               Vice Chairman and Director                                     January 29, 1998
-----------------------------------------
Dominick C. Fanello

 /s/ ROBERT L. GRISSINGER                Chairman, President and                                        January 29, 1998
-----------------------------------------Chief Executive Officer
Robert L. Grissinger                     and Director (Principal
                                         Executive Officer)

         *                               Treasurer and Chief Financial                                  January 29, 1998
-----------------------------------------
Craig A. Stacy                           Officer (Principal Accounting
                                         and Principal Financial Officer)

         *                               Director                                                       January 29, 1998
-----------------------------------------
James C. Fanello

         *                               Director                                                       January 29, 1998
-----------------------------------------
Curtis E. Moll

         *                               Director                                                       January 29, 1998
-----------------------------------------
Dieter Kaesgen

         *                               Director                                                       January 29, 1998
-----------------------------------------
David J. Hessler

         *                               Director                                                       January 29, 1998
-----------------------------------------
Richard S. Gray

         *                               Director                                                       January 29, 1998
-----------------------------------------
James A. Karman

         *                               Director                                                       January 29, 1998
-----------------------------------------
Theodore K. Zampetis

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


By:       /s/ ROBERT L. GRISSINGER
          -------------------------------
          ROBERT L. GRISSINGER,
          ATTORNEY-IN-FACT

                                  EXHIBIT INDEX

EXHIBIT NO.                                             EXHIBIT DESCRIPTION
---------------------------------------------------------------------------
2.1               Stock Purchase Agreement, dated May 22, 1996, by and between the Company and Bettis Corporation is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 24,
                  1996 (Commission File No. 0-21964).

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

EXHIBIT NO.                         EXHIBIT DESCRIPTION
---------------------------------------------------------------------------
10.7              1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on
                  Schedule 14A for the fiscal year ended October 31, 1996
                  (Commission File No. 0-21964).

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

10.10             Option Agreement, dated May 28, 1993, by and between the
                  Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21964).

10.11 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6,
                  1996 is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).


10.12 First Amendment to Credit Agreement, dated January 31, 1997 by and among the Company, the banks listed on Annex A thereto and Keybank National Association (successor to Society National
                  Bank), as Agent is incorporated herein by reference to Exhibit
                  10.2 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No.
                  0-21964).

10.13 First Amendment to Credit Agreement, dated February 24, 1997 by and among Shiloh of Michigan, LLC, the banks listed on Annex A thereto and Keybank National Association, as Agent is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

10.14             Master Promissory Note of the Company to Keybank National
                  Association, dated as of January 31, 1997 is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly
                  Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

10.15 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North
                  Carolina and Robert L. Grissinger.

21.1              Subsidiaries of the Company.

23.1              Consent of Price Waterhouse LLP.

24.1              Powers of Attorney.

27.1              Financial Data Schedule.