Form 10-K/A
period 1997-10-31
SHILOH INDUSTRIES INC
filed 1998-02-25
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-K/A


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

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K/A. [ ]

         Aggregate market value of Common Stock held by non-affiliates of the registrant as of January 20, 1998 at a closing price of $18.25 per share as reported by the Nasdaq National Market was approximately $72,689,111. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of Common Stock outstanding as of January 20, 1998 was 13,038,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following document are incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

         Although Note 9 of this Item 8 contains certain amendments, the complete text of Item 8 is included in this Form 10-K/A pursuant to Rule 12b-15 of the Securities Exchange Act of 1934. Accordingly, Item 8 is hereby amended and restated in its entirety as follows:


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

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

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

                                       DATE: FEBRUARY 24, 1998

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                                         TITLE                                          DATE
           -------------------------------------------------------------------------------------------------------------
         *                               Vice Chairman and Director                                     February 24, 1998
-----------------------------------------
Dominick C. Fanello

 /s/ ROBERT L. GRISSINGER                Chairman, President and                                        February 24, 1998
-----------------------------------------Chief Executive Officer
Robert L. Grissinger                     and Director (Principal
                                         Executive Officer)

         *                               Treasurer and Chief Financial                                  February 24, 1998
-----------------------------------------
Craig A. Stacy                           Officer (Principal Accounting
                                         and Principal Financial Officer)

         *                               Director                                                       February 24, 1998
-----------------------------------------
James C. Fanello

         *                               Director                                                       February 24, 1998
-----------------------------------------
Curtis E. Moll

         *                               Director                                                       February 24, 1998
-----------------------------------------
Dieter Kaesgen

         *                               Director                                                       February 24, 1998
-----------------------------------------
David J. Hessler

         *                               Director                                                       February 24, 1998
-----------------------------------------
Richard S. Gray

         *                               Director                                                       February 24, 1998
-----------------------------------------
James A. Karman

         *                               Director                                                       February 24, 1998
-----------------------------------------
Theodore K. Zampetis

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K/A pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


By:       /s/ ROBERT L. GRISSINGER
          -------------------------------
          ROBERT L. GRISSINGER,
          ATTORNEY-IN-FACT