Form 10-Q
period 1998-01-31
SHILOH INDUSTRIES INC
filed 1998-03-16
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------
Commission file number          0-21964
                       ------------------

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

Number of shares of Common Stock outstanding as of March 13, 1998 was 13,038,763 shares.

                             SHILOH INDUSTRIES, INC.

                                      INDEX




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

Item 6                     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                       (Unaudited)
                                                       January 31,        October 31,
                                                          1998                1997
                                                      ------------        ------------


ASSETS
------

Cash and cash equivalents                             $  1,015,276        $    191,688
Accounts receivable                                     53,560,292          50,151,099
Inventory                                               30,717,554          31,148,360
Deferred income taxes                                      370,467             370,467
Prepaid expenses                                         4,106,070           3,921,449
                                                      ------------        ------------
    Total current assets                                89,769,659          85,783,063
                                                      ------------        ------------
Property, plant and equipment, net                     205,286,429         187,178,766
Goodwill                                                13,057,791          12,643,610
Other assets                                             4,108,478           4,020,791
                                                      ------------        ------------
    Total assets                                      $312,222,357        $289,626,230
                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                      $ 17,896,055        $ 20,995,989
Short term note payable                                 18,100,000           3,000,000
Accrued income taxes                                     5,035,037           1,916,333
Other accrued expenses                                  13,940,221          14,387,519
                                                      ------------        ------------
    Total current liabilities                           54,971,313          40,299,841
                                                      ------------        ------------
Long-term debt                                          96,400,000          93,400,000
Deferred income taxes                                    9,307,241           9,307,241
                                                      ------------        ------------
    Total liabilities                                  160,678,554         143,007,082
                                                      ------------        ------------

Stockholders' equity
    Common Stock                                           130,387             130,387
    Paid-in capital                                     38,743,406          38,743,406
    Retained earnings                                  112,670,010         107,745,355
                                                      ------------        ------------

    Total stockholders' equity                         151,543,803         146,619,148
                                                      ------------        ------------

    Commitments and contingent liabilities                     ---                 ---

    Total liabilities and stockholders' equity        $312,222,357        $289,626,230
                                                      ============        ============



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                          Three months ended January 31,
                                                          ------------------------------
                                                             1998               1997
                                                             ----               ----


Revenues                                                  $73,930,008        $64,567,498
Cost of sales                                              58,902,298         51,990,268
                                                          -----------        -----------
Gross Profit                                               15,027,710         12,577,230

Selling, general and administrative expenses                6,136,787          5,325,262
                                                          -----------        -----------
Operating income                                            8,890,923          7,251,968

Interest expense                                              995,074            176,747
Interest income                                                 4,261             24,161
Minority interest                                              82,586             95,281
Other income, net                                              11,872            171,496
                                                          -----------        -----------
Income before income taxes                                  7,994,568          7,366,159

Provision for income taxes                                  3,069,914          2,835,969
                                                          -----------        -----------
Income from continuing operations                           4,924,654          4,530,190

Net income                                                $ 4,924,654        $ 4,530,190
                                                          ===========        ===========

Earnings per share:
  Basic earnings per share                                       $.38               $.35
                                                                 ====               ====

Basic weighted average number of common shares:            13,038,763         13,011,958

   Diluted earnings per share                                    $.38               $.35
                                                                 ====               ====

Diluted weighted average number of common shares:          13,084,618         13,038,894


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months ended January 31,
                                                                 ------------------------------
                                                                    1998                 1997
                                                                    ----                 ----


Cash Flows From Operating Activities:
    Net income                                                  $  4,924,654         $  4,530,190
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
          Depreciation and amortization                            3,547,290            2,262,185
          Minority Interest                                           82,586              (95,281)
          Loss (gain) on sale of assets                                 (943)             (41,553)
          Changes in operating assets and liabilities:
              Accounts receivable                                 (3,409,193)          (4,564,356)
              Inventories                                            430,806           (4,114,869)
              Prepaids and other assets                             (489,151)              96,851
              Payables and accruals                               (3,547,231)           9,331,114
              Accrued income taxes                                 3,118,704            2,631,301
                                                                ------------         ------------

    Net cash provided by operating activities                      4,657,522           10,035,582
                                                                ------------         ------------

Cash Flows From Investing Activities:
       Capital expenditures                                      (21,933,934)         (14,000,414)
       Proceeds from sale of assets                                      ---              169,377
       Acquisition of business                                           ---           (2,760,064)
                                                                ------------         ------------

    Net cash used in investing activities                        (21,933,934)         (16,591,101)
                                                                ------------         ------------

Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                        19,100,000            8,500,000
       Repayments of short-term borrowings                        (4,000,000)          (4,000,000)
       Proceeds from long-term borrowings                          3,000,000                  ---
       Repayments of long-term borrowings                                ---              (33,352)
       Issuance of common stock                                          ---              368,526
                                                                ------------         ------------


    Net cash provided by financing activities                     18,100,000            4,835,174
                                                                ------------         ------------

Net increase (decrease) in cash and cash equivalents                 823,588           (1,720,345)

Cash and cash equivalents at beginning of period                     191,688            1,721,152
                                                                ------------         ------------

Cash and cash equivalents at end of period                      $  1,015,276         $        807
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

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation and Business
-------------------------------------------

         The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders.

         Revenues and operating results for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.



NOTE 2 - Inventories:
---------------------

Inventories consist of the following:



                                  January 31,          October 31,
                                     1998                 1997
                                  -----------          -----------

Raw materials                    $ 13,596,465         $ 14,009,471
Work-in-process                    11,931,833           12,873,380
Finished goods                      6,400,326            5,431,578
                                 ------------         ------------
    Total at average cost          31,928,624           32,314,429
LIFO reserve                       (1,211,070)          (1,166,069)
                                 ------------         ------------
    Total                        $ 30,717,554         $ 31,148,360
                                 ============         ============

NOTE 3 - Property, Plant and Equipment:
---------------------------------------

Property, plant and equipment consist of the following:


                                          January 31,           October 31,
                                              1998                  1997
                                         -------------         -------------
Land                                     $   4,374,614         $   4,307,018
Buildings and improvements                  69,704,064            69,457,521
Machinery and equipment                    137,644,935           136,681,671
Furniture and fixtures                       7,918,433             7,767,319
Construction in progress                    50,299,703            30,695,279
                                         -------------         -------------
    Total, at cost                         269,941,749           248,908,808
Less:  Accumulated depreciation            (64,655,320)          (61,730,042)
                                         -------------         -------------
Net property, plant and equipment        $ 205,286,429         $ 187,178,766
                                         =============         =============



NOTE 4 - Financing Arrangements:
--------------------------------

Short-term debt consists of the following:


                                                                         January 31,        October 31,
                                                                             1998               1997
                                                                         -----------        -----------
Revolving credit loan - interest at 5.91% at January 31, 1998            $ 5,000,000        $    ------
Revolving credit loan - interest at 5.86% at January 31, 1998             10,000,000             ------
Revolving credit loan - interest at 6.36% at January 31, 1998              3,100,000          3,000,000
                                                                         -----------        -----------

Total                                                                    $18,100,000        $ 3,000,000
                                                                         ===========        ===========


Long-term debt consists of the following:


                                                                       January 31,         October 31,
                                                                          1998                1997
                                                                       -----------        -----------
Revolving credit loan - interest at 6.38% at January 31, 1998          $91,000,000        $63,000,000
Revolving credit loan - interest at 6.15% at October 31, 1997                  ---         25,000,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.74% payable on
     February 1, 2010                                                    5,400,000          5,400,000
                                                                       -----------        -----------
                                                                       $96,400,000        $93,400,000
    Less:  current portion                                                     ---                ---
                                                                       -----------        -----------
                                                                       $96,400,000        $93,400,000
                                                                       ===========        ===========



Prior to January 22, 1998, the Company had a $70 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank"). On January 22, 1998, the Company increased the Shiloh Facility to $135 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. The factor as determined by a pricing matrix is currently .175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently .3%.

Prior to January 22, 1998, the Company was an 80% guarantor for a $28 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan with KeyBank. On January 22, 1998 the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the SOM Facility.

Certain of the debt agreements described above contain various restrictive covenants which, among others, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

Amounts available under the Company's revolving credit facilities, aggregated $29.9 million at January 31, 1998.



NOTE 5 - Other Information:
---------------------------

During the three months ended January 31, 1998 and 1997, cash payments for interest amounted to $1.2 million and $.5 million, respectively, while cash payments for income taxes amounted to $2.0 million and $.2 million respectively.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees options to acquire 450,000 common shares at an exercised price equal to 100% of market price on the date of grant. The Company granted options to certain officers and employees to purchase an aggregate of 389,900 shares at prices ranging from $11.00 to $18.625 per share.

During fiscal year 1997, 27,100 shares of the granted options were exercised. As a result of such issuance of common stock, the Company received $298,100 in proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

         The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel, as well as designs and builds tools for the automotive, heavy truck and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). With the August 29, 1997 purchase of C&H Design Company ("C&H"), the Company operates through nine subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc., Sectional Stamping, Inc., Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Industries, Inc. ("SOM"), Greenfield Die & Manufacturing Company ("GDM") and C&H.

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

         In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during the period, the Company estimates that during the past three years approximately 87.2%, 85.9% and 86.4% respectively, of total tons processed was done on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not, consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenue attributable to directly owned steel processing may result in higher revenues and gross profits, but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998
COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

REVENUES. Revenues increased by $9.3 million, or 14.4%, to $73.9 million for the first quarter of fiscal 1998 from $64.6 million for the comparable period in fiscal 1997. The increase in revenue is primarily due to the inclusion of newly acquired C&H. The percentage of revenues from toll processing increased to 28.1% in the first quarter of fiscal 1998 from 25.5% in the first quarter of fiscal 1997. Revenues from the blanking and stamping product line for the first quarter of fiscal 1998 increased approximately 14.4% from the comparable period of fiscal 1997, while revenues from the other steel processing product lines for the first quarter of fiscal 1998 increased approximately 14.6% from the comparable period of fiscal 1997.

GROSS PROFIT. Gross profit increased by $2.4 million, or 19.0%, to $15.0 million for the first quarter of fiscal 1998 from $12.6 million for the comparable period in fiscal 1997. Gross margin increased to 20.3% for the first quarter of fiscal 1998 from 19.5% for the comparable period in fiscal 1997. The increase in gross margin is primarily a result of increased toll processing revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $.8 million, or 15.2% to $6.1 million. As a percentage of revenues, these expenses increased to 8.3% in the first quarter of fiscal 1998 compared to 8.2% in the first quarter of fiscal 1997. The increase was primarily due to the acquisition of C&H, which added $.3 million in selling, general and administrative expenses.

OTHER. Interest expense increased $.8 million to $1.0 million in the first quarter of fiscal 1998 from $.2 million in the first quarter of fiscal 1997 due primarily to increased average borrowings resulting from the purchase of C&H and significant capital expenditures. The provision for income taxes was $3.1 million in the first quarter of fiscal 1998 compared with $2.8 million in the first quarter of fiscal 1997, representing effective tax rates of 38.4% and 38.5%, respectively.

NET INCOME. Net income for the first quarter of fiscal 1998 increased by $.4 million, or 8.9%, to $4.9 million from $4.5 million for the comparable period in fiscal 1997. This increase was primarily the result of the inclusion of C&H and additional volume increases.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company had $34.8 million of working capital, representing a current ratio of 1.6 to 1 and debt to total capitalization of 43%. As a result of this strong financial condition, the Company expects to continue its planned investment in new equipment and facilities through the next fiscal year.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first quarter of fiscal 1998 was $4.7 million as compared to $10.0 million for the comparable period in fiscal 1997. Fluctuations in working capital were the primary factors contributing to the decrease in net cash provided by operations from fiscal
1997 to fiscal 1998. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $21.9 million during the first quarter of fiscal 1998 and $14.0 million for the comparable period in fiscal 1997. The capital expenditures during the first quarter of fiscal 1998 were primarily for the expansion of the Company's current blanking and stamping facilities, as well as new construction at Jefferson Blanking. As of January 31, 1998, $18.4 million had been spent on these projects. The Company?s total capital budget for fiscal 1998, including these projects, amounts to approximately $40 million. These additions are being made to support increased business and anticipated new business and to enhance productivity.

Prior to January 22, 1998, the Company had a $70 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank"). On January 22, 1998, the Company increased the Shiloh Facility to $135 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. The factor as determined by a pricing matrix is currently .175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently .3%.

Prior to January 22, 1998, the Company was an 80% guarantor for a $28 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan with KeyBank. On January 22, 1998 the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the SOM Facility.

Certain of the debt agreements described above contain various restrictive covenants which, among others, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured line of credit and revolving credit facility is $139 million, $29.9 million of which was unused at January 31, 1998.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The Company had withdrawn the entire $5.4 million of such proceeds as of January 31, 1998.

YEAR 2000

The Company has initiated a review of its management and information systems to discover whether such systems are Year 2000 compliant. Although the Company has not completed such review, the Company does not anticipate that significant compliance efforts will be required.


FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1998 as well as over the long term such as, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions, internal expansion and the construction of new facilities and
(iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10 Credit Agreement, dated as of January 22, 1998 by and among Shiloh Industries, Inc., Shiloh of Michigan L.L.C., the Banks listed on Annex A thereto and KeyBank National Association, as Agent.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company did not file a Current Report on Form 8-K during the first quarter of fiscal 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 1998                       SHILOH INDUSTRIES, INC.



                                           By:  /s/Robert L. Grissinger
                                                -------------------------------
                                                    Robert L. Grissinger,
                                                    President and Chief
                                                    Executive Officer




                                           By:  /s/Craig A. Stacy
                                                -------------------------------
                                                    Craig A. Stacy,
                                                    Chief Financial Officer

                                  Exhibit Index

Exhibit
Number                   Exhibit Description
------                   -------------------

10 Credit Agreement, dated as of January 22, 1998 by and among Shiloh Industries, Inc., Shiloh of Michigan L.L.C., the Banks listed on Annex A thereto and KeyBank National Association, as Agent.

27                Financial Data Schedule.