Form 10-Q
period 1998-04-30
SHILOH INDUSTRIES INC
filed 1998-06-15
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number     0-21964
                      ---------------------

                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     51-0347683
    -----------------------                      -------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

Number of shares of Common Stock outstanding as of June 11, 1998 was 13,080,263 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----




                                                                           Page
                                                                           ----

         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet                                 3

                  Consolidated Statement of Income                           4

                  Consolidated Statement of Cash Flows                       5

                  Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9



         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders                14

Item 6.  Exhibits and Reports on Form 8-K                                   15

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       (Unaudited)
                                                                         April 30,                October 31,
ASSETS                                                                      1998                     1997
------                                                                   ---------                -----------

Cash and cash equivalents                                              $  1,047,285               $    191,688
Accounts receivable                                                      51,737,133                 50,151,099
Inventory                                                                29,390,193                 31,148,360
Deferred income taxes                                                       370,467                    370,467
Prepaid expenses                                                          3,768,627                  3,921,449
                                                                       ------------               ------------
      Total current assets                                               86,313,705                 85,783,063
                                                                       ------------               ------------


Property, plant and equipment, net                                      221,869,214                187,178,766
Goodwill                                                                 11,889,711                 12,643,610
Other assets                                                              4,222,443                  4,020,791
                                                                       ------------               ------------
      Total assets                                                     $324,295,073               $289,626,230
                                                                       ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                       $ 21,551,834               $ 20,995,989
Short term note payable                                                       --                     3,000,000
Accrued income taxes                                                      4,460,317                  1,916,333
Other accrued expenses                                                   13,740,145                 14,387,519
                                                                       ------------               ------------
      Total current liabilities                                          39,752,296                 40,299,841
                                                                       ------------               ------------

Long-term debt                                                          117,400,000                 93,400,000
Deferred income taxes                                                     9,307,241                  9,307,241
                                                                       ------------               ------------
      Total liabilities                                                 166,459,537                143,007,082
                                                                       ------------               ------------

Stockholders' equity
  Common stock                                                              130,689                    130,387
  Paid-in capital                                                        39,196,494                 38,743,406
  Retained earnings                                                     118,508,353                107,745,355
                                                                       ------------               ------------
      Total stockholders' equity                                        157,835,536                146,619,148
                                                                       ------------               ------------

Commitments and contingent liabilities                                         --                       --

      Total liabilities and stockholders' equity                       $324,295,073               $289,626,230
                                                                       ============               ============








The accompanying notes are an integral part of these financial statements.



                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                         Three months ended April  30,            Six Months ended April 30,
                                                         -----------------------------           --------------------------
                                                          1998                1997                1998                1997
                                                          ----                ----                ----                ----

Revenues                                                $ 82,037,736       $ 70,689,021       $155,967,744       $135,256,520
Cost of sales                                             64,879,401         55,587,229        123,781,699        107,577,497
                                                        ------------       ------------       ------------       ------------
Gross Profit                                              17,158,335         15,101,792         32,186,045         27,679,023

Selling, general and administrative expenses               6,785,455          6,115,932         12,922,242         11,441,195
                                                        ------------       ------------       ------------       ------------
Operating income                                          10,372,880          8,985,860         19,263,803         16,237,828

Interest expense                                           1,080,071            564,948          2,075,146            741,695
Interest income                                               53,972             31,640             58,233             55,801
Minority interest                                             47,455            103,479            130,041            198,760
Other income, net                                             83,594             25,514             95,468            197,004
                                                        ------------       ------------       ------------       ------------
Income from continuing operations before
   income taxes                                            9,477,830          8,581,545         17,472,399         15,947,698
Provision for income taxes                                 3,639,487          3,144,418          6,709,401          5,980,387
                                                        ------------       ------------       ------------       ------------
Net income (loss)                                       $  5,838,343       $  5,437,127       $ 10,762,998       $  9,967,311
                                                        ============       ============       ============       ============

Earnings per share:

Basic earnings per share                                $        .45       $        .42       $        .83       $        .77

Basic  weighted average number of common
shares:                                                   13,045,579         13,038,763         13,042,115         13,025,138

Diluted earnings per share                              $        .45       $        .42       $        .82       $        .76

Diluted weighted average number of common
shares:                                                   13,122,257         13,051,139         13,100,819         13,045,365







The accompanying notes are an integral part of these financial statements.





                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                      Six Months ended April 30,
                                                                                      --------------------------
                                                                                     1998                      1997
                                                                                     ----                      ----




Cash Flows From Operating Activities:
    Net income (loss)                                                              $ 10,762,998              $  9,967,311
    Adjustments to reconcile net income from
      continuing operations to net cash provided by
      operating activities:
          Depreciation and amortization                                               7,288,786                 4,921,697
          Minority interest                                                            (130,041)                 (198,760)
          Loss (gain) on sale of assets                                                     785                   (39,090)
          Changes in operating assets and liabilities
          net of effects of business acquired:
                  Accounts receivable                                                (1,586,034)               (5,200,951)
                  Inventories                                                         1,758,167                (2,585,918)
                  Prepaids and other assets                                              81,211                  (491,993)
                  Payables and accruals                                                 (91,529)                2,197,379
                  Accrued income taxes                                                2,658,310                 2,335,003
                                                                                   ------------              ------------

    Net cash provided by operating  activities                                       20,742,653                10,904,678
                                                                                   ------------              ------------

Cash Flows From Investing Activities:
       Capital expenditures                                                         (41,226,119)              (22,825,748)
       Proceeds from sale of assets                                                        --                     171,877
       Acquisition of business                                                             --                  (3,185,267)
                                                                                   ------------              ------------

    Net cash used in investing activities                                           (41,226,119)              (25,839,138)
                                                                                   ------------              ------------

Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                                                 --                  13,500,000
       Repayments of short-term borrowings                                           (3,000,000)              (14,500,000)
       Proceeds from long-term borrowings                                            24,000,000                16,250,000
       Repayments of long-term borrowings                                                  --                     (33,352)
       Issuance of common stock                                                         339,063                   298,100
                                                                                   ------------              ------------

    Net cash provided by financing activities                                        21,339,063                15,514,748

Net increase (decrease) in cash and cash equivalents                                    855,597                   580,288

Cash and cash equivalents at beginning of period                                        191,688                 1,721,152
                                                                                   ------------              ------------

Cash and cash equivalents at end of period                                         $  1,047,285              $  2,301,440
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

Revenues and operating results for the six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------

Inventories consist of the following:

                                                 April 30,         October 31,
                                                    1998                1997
                                                    ----                ----


Raw materials                                  $ 11,336,020        $ 14,009,471
Work-in-process                                  12,545,671          12,873,380
Finished goods                                    6,584,571           5,431,578
                                               ------------        ------------
    Total at average cost                        30,466,262          32,314,429
LIFO reserve                                     (1,076,069)         (1,166,069)
                                               ------------        ------------
    Total                                      $ 29,390,193        $ 31,148,360
                                               ============        ============


NOTE 3 - Property, Plant and Equipment:
---------------------------------------


Property, plant and equipment consist of the following:

                                                  April 30,         October 31,
                                                    1998               1997
                                                    ----               ----

Land                                           $   5,658,030      $   4,307,018
Buildings and improvements                        81,498,869         69,457,521
Machinery and equipment                          147,179,127        136,681,671
Furniture and fixtures                             9,722,644          7,767,319
Construction in progress                          45,940,070         30,695,279
                                               -------------      -------------
    Total, at cost                               289,998,740        248,908,808
Less:  Accumulated depreciation                  (68,129,526)       (61,730,042)
                                               -------------      -------------
Net property, plant and equipment              $ 221,869,214      $ 187,178,766
                                               =============      =============

NOTE 4 - Financing Arrangements:
--------------------------------

Short-term debt consists of the following:

                                                                                    April 30,          October 31,
                                                                                      1998                1997
                                                                                --------------       --------------

Revolving credit loan - interest at 6.16% at October 31, 1997                   $        ---         $    3,000,000
                                                                                --------------       --------------

Total                                                                           $        ---         $    3,000,000
                                                                                ==============       ==============




Long-term debt consists of the following:

                                                                            April 30,           October 31,
                                                                              1998                 1997
                                                                         --------------       --------------


Revolving credit loan - interest at 6.0333% at April 30, 1998            $112,000,000        $  63,000,000
Revolving credit loan - interest at 6.1875% at April 30, 1997                 ---               25,000,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.69% payable on
     February 1, 2010                                                       5,400,000            5,400,000
                                                                         $                   $  93,400,000
     Less:  current portion                                                   ---                      ---
                                                                         ------------        -------------
Total                                                                    $117,400,000        $  93,400,000
                                                                         ============        =============


Prior to January 22, 1998, the Company had a $70 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank"). On January 22, 1998, the Company increased the Shiloh Facility to $135 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of April 30, 1998, the factor as determined by the pricing matrix was .175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently .3%.

Prior to January 22, 1998, the Company was acting as an 80% guarantor for a $28 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan with KeyBank. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the SOM Facility.

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

Amounts available under the Company's revolving credit facilities, including the SOM facility, aggregated $21.6 million at April 30, 1998.

NOTE 5 - Other Information:
---------------------------

During the six months ended April 30, 1998 and 1997, cash payments for interest amounted to $2.1 million and $1.5 million respectively, while cash payments, net of refunds, for income taxes amounted to $4.1 million and $3.6 million, respectively. The provision for income taxes was $6.7 million for the first six months of fiscal 1998 compared with $6.0 million for the comparable period in fiscal 1997, representing effective tax rates of 38.4% and 37.5%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 450,000 shares at an exercise price equal to 100% of market price on the date of grant. The Company, as of November 14, 1997, had granted options to certain officers and employees to purchase an aggregate of 389,900 shares at prices ranging from $11.00 to $18.625 per share. No additional stock options have been granted subsequent to November 14, 1997.

During the six months ended April 30, 1998, 30,200 shares of the granted options were exercised. As a result of such issuance of common stock, the Company received $339,063 in proceeds. During fiscal year 1997, 27,100 shares of the granted options were exercised. As a result of such issuance of common stock, the Company received proceeds of $298,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel to the automotive, heavy truck and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). The Company operates through ten subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc., Sectional Stamping, Inc., Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel ("SOM"), Greenfield Die & Manufacturing Company ("GDM"), C&H Design Company, d.b.a. C&H Die Technology ("C&H") and Jefferson Blanking, Inc..

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

In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to the customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during the period, the Company estimates that during the past three years approximately 87.2%, 85.9% and 86.4%, respectively, of total tons processed were on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not, consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company?s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

On November 25, 1997, the Company announced plans for the formation of a joint venture with Bing Steel Management Inc. ("Bing") and Rouge Industries, Inc. ("Rouge") to produce and market first operation steel blanks for the automotive industry. The entity that was formed by the joint venture, Bing Blanking LLC ("Bing LLC"), is a Michigan LLC and is principally managed and operated by Bing. On March 31, 1998, the Company, through mutual agreement with the other parties, terminated its interest as a member of Bing LLC due to the Company's decision to focus its resources on other strategic initiatives.

Results of Operations
---------------------

THREE MONTHS ENDED APRIL 30, 1998
COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

REVENUES. Revenues increased by $11.3 million, or 16.0%, to $82.0 million for the second quarter of fiscal 1998 from $70.7 million for the comparable period in fiscal 1997. The increase in revenues is primarily due to the inclusion of $4.8 million of revenues from C&H, which was acquired in August 1997. Revenues from the blanking and stamping and the other steel processing operations for the second quarter of fiscal 1998 increased approximately 18.6% and 8.7%, respectively, from the comparable period in fiscal 1997. The percentage of revenues from directly owned steel processed increased slightly to 72.0% for the second quarter of fiscal 1998 from 71.6% for the comparable period in fiscal 1997. The percentage of revenues from toll processed steel decreased slightly to 28.0% for the second quarter of fiscal 1998 from 28.4% for the comparable period in fiscal 1997. This slight shift in the mix of revenue from directly owned steel processing and toll processing resulted from a large percentage of the overall quarter growth coming from directly owned steel processing sales.

GROSS PROFIT. Gross profit increased by $2.1 million, or 13.6%, to $17.2 million for the second quarter of fiscal 1998 from $15.1 million for the comparable period in fiscal 1997. Gross margin decreased to 20.9% for the second quarter of fiscal 1998 from 21.4% for the comparable period in fiscal 1997. The slight decline in gross margins is primarily attributed to the increase in directly owned steel processing revenue of .4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10.9% to $6.8 million for the second quarter of fiscal 1998 from $6.1 million for the comparable period in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 8.3% for the second quarter of fiscal 1998 from 8.7% for the comparable period in fiscal 1997. The largest component of this increase, in dollars, principally is a result of the inclusion of C&H for the second quarter of 1998.

OTHER. The Company incurred interest expense of $1.1 million in the second quarter of fiscal 1998 due primarily to increased average borrowings during the period and the Company had $.6 million of interest expense in the comparable period of fiscal 1997. Interest expense of approximately $.7 million relating to expansion of several facilities was capitalized during the period. The provision for income taxes was $3.6 million in the second quarter of fiscal 1998 compared with $3.1 million for the comparable period in fiscal 1997, representing effective tax rates of 38.4% and 36.6%, respectively. The lower rate in the second quarter of fiscal 1997 reflects the utilization of certain state tax credits.

NET INCOME. Net income from continuing operations for the second quarter of fiscal 1998 increased by $.4 million, or 7.4%, to $5.8 million from $5.4 million for the comparable period in fiscal 1997. This increase was primarily the result of net income improvements at the Company's blanking and stamping divisions.

SIX MONTHS ENDED APRIL 30, 1998
COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

REVENUES. Revenues increased by $20.7 million, or 15.3%, to $156.0 million for the first six months of fiscal 1998 from $135.3 million for the comparable period in fiscal 1997. The increase in revenues is primarily due to the inclusion of $9.4 million of revenues from C&H. The remaining increase is attributed to a significant volume increase at our Sectional Stamping division. Revenues from the blanking and stamping and the other steel processing operations for the first six months of fiscal 1998 increased approximately 19.9% and 2.8%, respectively, from the comparable period in fiscal 1997. The percentage of revenues from directly owned steel decreased to 71.9% for the first six months of fiscal 1998 from 73.0% for the comparable period in fiscal 1997. Revenues from toll processed steel increased to 28.1% for the first six months of fiscal 1998 from 27.0% for the comparable period in fiscal 1997. The increase in the percentage of revenues from toll processed steel was primarily due to the increased toll processing revenue and tonnage at certain facilities during the first quarter of fiscal 1998.

GROSS PROFIT. Gross profit increased by $4.5 million, or 16.3%, to $32.2 million for the first six months of fiscal 1998 from $27.7 million for the comparable period in fiscal 1997. Gross margin increased to 20.6% for the first six months of fiscal 1998 from 20.5% for the comparable period in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.5 million, or 12.9% to $12.9 million for the first six months of fiscal 1998 from $11.4 million for the comparable period in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 8.3% for the first six months of fiscal 1998 from 8.5% for the comparable period in fiscal 1997. The largest component of the increase, in dollars, arose principally from the inclusion of C&H. In addition, the increase was attributable to start-up costs of Jefferson Blanking during the first six months of fiscal 1998.

OTHER. Interest expense increased to $2.1 million for the first six months of fiscal 1998 from $.7 million for the comparable period in fiscal 1997 due primarily to increased average borrowings during the first six months of fiscal 1998 that were primarily in connection with the acquisition of C&H and significant capital expenditures made during fiscal 1997 and 1998. Interest expense of approximately $1.3 million relating to expansion of several facilities was capitalized during the first six months of fiscal 1998. The provision for income taxes was $6.7 million for the first six months of fiscal 1998 compared with $6.0 million for the comparable period in fiscal 1997, representing effective tax rates of 38.4% and 37.5%, respectively.

NET INCOME. Net income from continuing operations for the first six months of fiscal 1998 increased by $.8 million, or 8.0%, to $10.8 million from $10.0 million for the comparable period in fiscal 1997. This increase was primarily the result of net income improvements at the Company's blanking and stamping divisions.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had $46.6 million of working capital, representing a current ratio of 2.17 to 1 and a debt-to-capitalization ratio of 42.7%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1998.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first six months of fiscal 1998 was $20.6 million as compared to $10.9 million for the comparable period of fiscal 1997. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $41.2 million during the first six months of fiscal 1998 and $22.8 million for the comparable period in fiscal 1997. Approximately $37.0 million of the capital expenditures during the first half of fiscal 1998 were for expansions of the Company's current blanking and stamping facilities as well as new construction at Jefferson Blanking. The Company's total capital budget for fiscal 1998, including carryover from the previous year amounts to approximately $68.0 million. These additions are being constructed or obtained to support increased business and anticipated new business and to enhance productivity.

Prior to January 22, 1998, the Company had a $70 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank"). On January 22, 1998, the Company increased the Shiloh Facility to $135 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of April 30, 1998, the factor as determined by the pricing matrix was .175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently .3%.

Prior to January 22, 1998, the Company was acting as an 80% guarantor for a $28 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan with KeyBank. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the SOM Facility.

The Company executed a promissory note as of December 6, 1996 in favor of Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR rate plus 3/4%.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The $5.4 million of such proceeds was outstanding as of April 30, 1998.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $139.0 million, $21.6 million of which was unused at April 30, 1998.

The Company has initiated a review of its management and information systems to discover whether such systems are year 2000 compliant. Although the Company has not completed such a review, the Company does not anticipate that significant compliance efforts will be required. The Company is unable to determine the extent to which year 2000 issues will impact its suppliers with respect to orders and shipments of material used by the Company, however, the Company does not anticipate that year 2000 compliance issues of its suppliers, if any, will have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are forward-looking statements. These forward- looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1998 as well as over the long term such as, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade,
(ii) a labor dispute involving either the Company's customers or suppliers,
(iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions, internal expansion and the construction of new facilities and (iv) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On March 26, 1998, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took the following actions:

         (1) Elected as Class I Directors all nominees designated in the Proxy Statement dated February 24, 1998; and

         (2) Approved the amendments to the 1993 Key Employee Stock Incentive Plan; and

         (3) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:

                                                           BROKER
NOMINEE                  FOR               WITHHELD       NON-VOTE
-------                  ---               --------       --------

James C. Fanello        12,576,678          12,657           --
Dieter Kaesgen          12,576,654          12,681           --
James A. Karman         12,576,654          12,681           --


The approval of the amendments to the 1993 Key Employee Stock Incentive Plan was approved by the following vote:



                                                                     BROKER
FOR                        AGAINST                   ABSTAIN        NON-VOTE
---                        -------                   -------        --------

11,811,376                  572,684                  4,382             --


The approval of appointment of Price Waterhouse as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                             BROKER
FOR                    AGAINST            ABSTAIN            NON-VOTE
---                    -------            -------            --------

12,583,891             2,074               3,370               --

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit 10 1993 Key Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

                  Exhibit 27    Financial Data Schedule.

         b.       Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 1998                     SHILOH INDUSTRIES, INC.



                                       By:  /s/ Robert L. Grissinger
                                           ------------------------------------
                                                Robert L. Grissinger,
                                                Chairman, President
                                                and Chief Executive Officer




                                       By:  /s/ Craig A. Stacy
                                           ------------------------------------
                                                Craig A. Stacy,
                                                Chief Financial Officer
                                                and Treasurer