Form 10-Q
period 1998-07-31
SHILOH INDUSTRIES INC
filed 1998-09-14
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number          0-21964
                      -----------------------
                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                                                 51-0347683
---------------------------------------------                              ------------------------------------
(State or other jurisdiction of incorporation                              (I.R.S. Employer Identification No.)
              or organization)

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

Yes   X    No
   ------    ------

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of September 11, 1998 was 13,080,563 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                                                 Page
                                                                                                 ----

         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet                                                     3

                  Consolidated Statement of Income                                               4

                  Consolidated Statement of Cash Flows                                           5

                  Notes to Consolidated Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             13

         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                       14

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       (Unaudited)
                                                         July 31,         October 31,
                                                           1998               1997
ASSETS                                               ---------------   ---------------
Cash and cash equivalents                            $     1,279,353   $       191,688
Accounts receivable                                       35,791,480        50,151,099
Inventory                                                 40,524,364        31,148,360
Deferred income taxes                                        370,467           370,467
Prepaid expenses                                           4,316,468         3,921,449
                                                     ---------------   ---------------
      Total current assets                                82,282,132        85,783,063
                                                     ---------------   ---------------


Property, plant and equipment, net                       232,827,176       187,178,766
Goodwill                                                  11,850,717        12,643,610
Other assets                                               4,253,516         4,020,791
                                                     ---------------   ---------------
      Total assets                                   $   331,213,541   $   289,626,230
                                                     ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $    23,022,224   $    20,995,989
Short term note payable                                         --           3,000,000
Accrued income taxes                                       4,229,038         1,916,333
Other accrued expenses                                    14,231,907        14,387,519
                                                     ---------------   ---------------
      Total current liabilities                           41,483,169        40,299,841
                                                     ---------------   ---------------

Long-term debt                                           119,400,000        93,400,000
Deferred income taxes                                      9,307,241         9,307,241
                                                     ---------------   ---------------
      Total liabilities                                  170,190,410       143,007,082
                                                     ---------------   ---------------

Stockholders' equity
  Common stock                                               130,805           130,387
  Paid-in capital                                         39,399,805        38,743,406
  Retained earnings                                      121,492,521       107,745,355
                                                     ---------------   ---------------
      Total stockholders' equity                         161,023,131       146,619,148
                                                     ---------------   ---------------

Commitments and contingent liabilities                          --                --


      Total liabilities and stockholders' equity     $   331,213,541   $   289,626,230
                                                     ===============   ===============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                    Three months ended July 31,            Nine Months ended July 31,
                                                    ---------------------------            --------------------------
                                                       1998             1997                 1998              1997
                                                       ----             ----                 ----              ----
Revenues                                        $    64,367,661   $    65,460,360    $   220,335,409   $   200,716,879
Cost of sales                                        52,228,665        51,184,773        176,010,373       158,762,270
                                                ---------------   ---------------    ---------------   ---------------
Gross Profit                                         12,138,996        14,275,587         44,325,036        41,954,609

Selling, general and administrative expenses          6,481,529         6,720,079         19,403,770        18,161,273
                                                ---------------   ---------------    ---------------   ---------------
Operating income                                      5,657,467         7,555,508         24,921,266        23,793,336

Interest expense                                        976,653           665,786          3,069,045         1,407,481
Interest income                                          47,190           (15,746)           122,667            40,055
Minority interest                                        34,361           115,558            164,402           314,318
Other income, net                                        62,697             7,904            158,165           204,907
                                                ---------------   ---------------    ---------------   ---------------

Income before income taxes                            4,825,062         6,997,438         22,297,455        22,945,135
Provision for income taxes                            1,840,886         2,348,698          8,550,287         8,329,084
                                                ---------------   ---------------    ---------------   ---------------
Net income                                      $     2,984,176   $     4,648,740    $    13,747,168   $    14,616,051
                                                ===============   ===============    ===============   ===============

Earnings per share:

Basic earnings per share                                  $ .23             $ .36              $1.05             $1.12

Basic weighted average number of common
shares:                                              13,077,030        13,038,763         13,053,881        13,030,027

Diluted earnings per share                                $ .23             $ .36              $1.05             $1.12


Diluted weighted average number of common
shares:                                              13,126,725        13,088,317         13,108,280        13,061,084

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months ended July 31,
                                                                  --------------------------
                                                                  1998                 1997
                                                                  ----                 ----
Cash Flows From Operating Activities:
    Net income (loss)                                       $    13,747,168    $    14,616,051
    Adjustments to reconcile net income from continuing
       operations to net cash provided by operating
       activities:
          Depreciation and amortization                          11,076,187          7,813,464
          Minority interest                                        (164,402)          (314,318)
          Loss (gain) on sale of assets                             (28,364)           (39,190)
          Changes in operating assets and liabilities net
          of effects of business acquired:
                  Accounts receivable                            14,359,619         (2,281,855)
                  Inventories                                    (9,376,004)        (5,144,520)
                  Prepaids and other assets                        (463,343)          (843,504)
                  Payables and accruals                           1,870,623          7,381,804
                  Accrued income taxes                            2,312,705          1,797,312
                                                            ---------------    ---------------

    Net cash provided by operating activities                    33,334,189         22,985,244
                                                            ---------------    ---------------

Cash Flows From Investing Activities:
       Capital expenditures                                     (55,934,240)       (37,870,879)
       Proceeds from sale of assets                                  30,900            171,977
       Acquisition of business                                         --           (3,300,893)
                                                            ---------------    ---------------

    Net cash used in investing activities                       (55,903,340)       (40,999,795)
                                                            ---------------    ---------------

Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                             --           14,600,000
       Repayments of short-term borrowings                       (3,000,000)       (14,500,000)
       Proceeds from long-term borrowings                        26,000,000         18,250,000
       Repayments of long-term borrowings                              --           (1,283,352)
       Issuance of common stock                                     656,816            368,526
                                                            ---------------    ---------------

    Net cash provided by financing activities                    23,656,816         17,435,174
                                                            ---------------    ---------------

Net increase (decrease) in cash and cash equivalents              1,087,665           (579,377)

Cash and cash equivalents at beginning of period                    191,688          1,721,152
                                                            ---------------    ---------------

Cash and cash equivalents at end of period                  $     1,279,353    $     1,141,775
                                                            ===============    ===============

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

Revenues and operating results for the nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:

                                                              July 31,           October 31,
                                                                1998                1997
                                                          ---------------    ---------------
Raw materials                                             $    14,094,630    $    14,009,471
Work-in-process                                                18,334,897         12,873,380
Finished goods                                                  9,180,906          5,431,578
                                                          ---------------    ---------------
    Total at average cost                                      41,610,433         32,314,429
LIFO reserve                                                   (1,086,069)        (1,166,069)
                                                          ---------------    ---------------
    Total                                                 $    40,524,364    $    31,148,360
                                                          ===============    ===============


NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:

                                                              July 31,           October 31,
                                                                1998                1997
                                                          ---------------    ---------------
Land                                                      $     5,704,070    $     4,307,018
Buildings and improvements                                     81,751,681         69,457,521
Machinery and equipment                                       160,196,995        136,681,671
Furniture and fixtures                                         10,130,393          7,767,319
Construction in progress                                       46,747,008         30,695,279
                                                          ---------------    ---------------
    Total, at cost                                            304,530,147        248,908,808
Less:  Accumulated depreciation                               (71,702,971)       (61,730,042)
                                                          ---------------    ---------------
Net property, plant and equipment                         $   232,827,176    $   187,178,766
                                                          ===============    ===============


NOTE 4 - Financing Arrangements:
--------------------------------

Short-term debt consists of the following:
                                                                              July 31,          October 31,
                                                                                 1998              1997

Revolving credit loan - interest at 6.16% at October 31, 1997             $          --     $     3,000,000
                                                                          ---------------   ---------------

Total                                                                     $          --     $     3,000,000
                                                                          ===============   ===============

Long-term debt consists of the following:

                                                                              July 31,          October 31,
                                                                                 1998              1997
                                                                          ---------------   ---------------


Revolving credit loan - interest at 5.9766% at July 31, 1998              $   114,000,000   $    63,000,000
Revolving credit loan - interest at 6.1875% at July 31, 1997                         --          25,000,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.84% payable on
     February 1, 2010                                                           5,400,000         5,400,000
                                                                          ---------------   ---------------
                                                                          $                 $    93,400,000
     Less:  current portion                                                          --                --
                                                                          ---------------   ---------------
Total                                                                     $   119,400,000   $    93,400,000
                                                                          ===============   ===============


Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank"). On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of July 31, 1998, the factor as determined by the pricing matrix was 0.175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.3%.

Prior to January 22, 1998, the Company was acting as an 80% guarantor for a $28.0 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan, L.L.C. with KeyBank.

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

Amounts available under the Company's revolving credit facilities, including the SOM facility, aggregated $19.6 million at July 31, 1998.

NOTE 5 - Other Information:
---------------------------

During the nine months ended July 31, 1998 and 1997, cash payments for interest amounted to $5.1 million and $2.6 million respectively, while cash payments, net of refunds, for income taxes amounted to $6.3 million and $6.5 million, respectively. The provision for income taxes was $8.6 million for the first nine months of fiscal 1998 compared with $8.3 million for the comparable period in fiscal 1997, representing effective tax rates of 38.3% and 36.3%, respectively. The higher rate for fiscal 1998 relates to a reduction in state tax credits available to the Company in fiscal 1998.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 450,000 shares at an exercise price equal to 100% of market price on the date of grant. During the nine months ended July 31, 1998, 41,800 shares of the granted options were exercised. As a result of such issuance of common stock, the Company received $533,863 in proceeds. During fiscal year 1997, 27,100 shares of the granted options were exercised. As a result of such issuance of common stock, the Company received proceeds of $298,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel to the automotive, heavy truck and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). The Company operates through ten subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc., Sectional Stamping, Inc. ("Sectional Stamping"), Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel ("SOM"), Greenfield Die & Manufacturing Company ("GDM"), C&H Design Company, d.b.a. C&H Die Technology ("C&H") and Jefferson Blanking, Inc..

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

The Company typically experiences decreased revenue and operating income during the first fiscal quarter of each year, usually resulting from generally slower overall automobile production during the winter months. The revenues and operating income in the third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers' changeover in production lines. In addition, during the third quarter of fiscal 1998, the Company revenues and operating income were adversely affected as a result of the strike at certain facilities of General Motors.

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

Results of Operations
---------------------

THREE MONTHS ENDED JULY 31, 1998
COMPARED TO THREE MONTHS ENDED JULY 31, 1997

REVENUES. Revenues decreased by $1.1 million, or 1.7%, to $64.4 million for the third quarter of fiscal 1998 from $65.5 million for the comparable period in fiscal 1997. The decrease in revenues is primarily due to the impact of the GM strike, which occurred during the third fiscal quarter. Revenues from blanking and stamping and other steel processing operations decreased 2.0% and .5% respectively for the third quarter of fiscal 1998, from the comparable period in fiscal 1997. The percentage of revenues from directly owned steel processed decreased slightly to 70.2% for the third quarter of fiscal 1998 from 70.9% for the comparable period in fiscal 1997. The percentage of revenues from toll processed steel increased slightly to 29.8% for the third quarter of fiscal 1998 from 29.1% for the comparable period in fiscal 1997. This slight shift in the mix of revenue from directly owned steel processing and toll processing resulted from a shift in customer orders for the quarter.

GROSS PROFIT. Gross profit decreased by $2.1 million, or 15.0%, to $12.1 million for the third quarter of fiscal 1998 from $14.3 million for the comparable period in fiscal 1997. Gross margin decreased to 18.9% for the third quarter of fiscal 1998 from 21.8% for the comparable period in fiscal 1997. The decline in gross margins is primarily attributed to the impact of the GM strike. In addition, Greenfield Die & Manufacturing's operations were negatively impacted by a combination of factors including facility expansion, implementation of a new information system, adjusting to the impact of the acquisition by an unrelated party of their largest customer and other transition issues as a result of management changes. The impact of the GM strike and Greenfield Die & Manufacturing issues were partially off-set by policy rebates of approximately $.9 million from the Ohio Bureau of Worker's Compensation (OBWC) relating to the Company's operations in Ohio. These policy rebates were the result of better than expected investment returns on reserves held by the OBWC to pay claims.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 3.5% to $6.5 million for the third quarter of fiscal 1998 from $6.7 million for the comparable period in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 10.1% for the third quarter of fiscal 1998 from 10.3% for the comparable period in fiscal 1997. The largest component of this decrease, in dollars, is principally the initiative to control variable costs, in order to appropriately match general administrative expenses with revenues due to the impact of the GM strike.

OTHER. The Company incurred interest expense of $1.0 million in the third quarter of fiscal 1998 compared to $.7 million of interest expense in the comparable period of fiscal 1997. This increase is due primarily to increased average borrowings. Interest expense of approximately $.8 million relating to expansion of several facilities was capitalized during the third quarter of fiscal 1998. The provision for income taxes was $1.8 million in the third quarter of fiscal 1998 compared with $2.3 million for the comparable period in fiscal 1997, representing effective tax rates of 38.2% and 33.6%, respectively. The lower rate in the third quarter of fiscal 1997 reflects the utilization of certain state tax credits.

NET INCOME. Net income from continuing operations for the third quarter of fiscal 1998 decreased by $1.7 million, or 35.8%, to $3.0 million from $4.6 million for the comparable period in fiscal 1997. This decrease was primarily the result of the impact from the GM strike.

NINE MONTHS ENDED JULY 31, 1998
COMPARED TO NINE MONTHS ENDED JULY 31, 1997

REVENUES. Revenues increased by $19.6 million, or 9.8%, to $220.3 million for the first nine months of fiscal 1998 from $200.7 million for the comparable period in fiscal 1997. The increase in revenues is primarily due to the inclusion of $14.4 million of revenues from C&H. The remaining increase is attributed to a significant volume increase at Sectional Stamping, off-set by a decrease in revenue caused by the impact of the GM strike. Revenues from the blanking and stamping and the other steel processing operations for the first nine months of fiscal 1998 increased approximately 12.5% and 1.8%, respectively, from the comparable period in fiscal 1997. The percentage of revenues from directly owned steel decreased to 71.4% for the first nine months of fiscal 1998 from 72.3% for the comparable period in fiscal 1997. Revenues from toll processed steel increased to 28.6% for the first nine months of fiscal 1998 from 27.7% for the comparable period in fiscal 1997. The increase in the percentage of revenues from toll processed steel was primarily due to the increased toll processing revenue and tonnage at certain facilities during the first quarter of fiscal 1998.

GROSS PROFIT. Gross profit increased by $2.4 million, or 5.7%, to $44.3 million for the first nine months of fiscal 1998 from $42.0 million for the comparable period in fiscal 1997. Gross margin decreased to 20.1% for the first nine months of fiscal 1998 from 20.9% for the comparable period in fiscal 1997. This decline resulted from the impact of the GM strike and several factors impacting Greenfield Die and Manufacturing. In addition, during the third quarter the Company received approximately $.9 million in policy rebates from the OBWC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.2 million, or 6.8% to $19.4 million for the first nine months of fiscal 1998 from $18.2 million for the comparable period in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 8.8% for the first nine months of fiscal 1998 from 9.0% for the comparable period in fiscal 1997. The largest component of the increase, in dollars, arose principally from the inclusion of C&H. In addition, the increase was attributable to pre-operating costs of Jefferson Blanking incurred during the first six months of fiscal 1998.

OTHER. Interest expense increased to $3.1 million for the first nine months of fiscal 1998 from $1.4 million for the comparable period in fiscal 1997. This increase was due primarily to increased average borrowings during the first nine months of fiscal 1998 that were incurred in connection with the acquisition of C&H as well as significant capital expenditures made during the last half of fiscal 1997 and fiscal 1998. Interest expense of approximately $2.1 million relating to expansion of several facilities was capitalized during the first nine months of fiscal 1998. The provision for income taxes was $8.6 million for the first nine months of fiscal 1998 compared with $8.3 million for the comparable period in fiscal 1997, representing effective tax rates of 38.3% and 36.3%, respectively.

NET INCOME. Net income from continuing operations for the first nine months of fiscal 1998 decreased by $.9 million, or 5.9%, to $13.7 million from $14.6 million for the comparable period in fiscal 1997. This decrease was primarily the result of the impact from the GM strike.

Liquidity and Capital Resources
-------------------------------

At July 31, 1998, the Company had $40.8 million of working capital, representing a current ratio of 1.98 to 1 and a debt-to-capitalization ratio of 42.6%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1999.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first nine months of fiscal 1998 was $33.3 million as compared to $23.0 million for the comparable period of fiscal 1997, primarily as a result of the significant decrease in accounts receivable. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $55.9 million during the first nine months of fiscal 1998 and $37.9 million for the comparable period in fiscal 1997. Approximately $45.2 million of the capital expenditures during the first nine months of fiscal 1998 were for expansions of the Company's current blanking and stamping facilities as well as new construction at Jefferson Blanking. The Company's total capital budget for fiscal 1998, including carryover from the previous year amounts to approximately $68.0 million. These additions are being constructed or obtained to support increased business and anticipated new business and to enhance productivity.

Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank"). On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of July 31, 1998, the factor as determined by the pricing matrix was 0.175%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.3%.

Prior to January 22, 1998, the Company was acting as an 80% guarantor for a $28.0 million unsecured revolving credit facility ("SOM Facility") entered into by Shiloh of Michigan, L.L.C. with KeyBank.

The Company executed a promissory note as of December 6, 1996 in favor of Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR rate plus 3/4%.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The $5.4 million of such proceeds was outstanding as of July 31, 1998.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $139.0 million, $19.6 million of which was unused at July 31, 1998.

The Company has initiated a review of its business processes and information systems to discover whether these processes and systems are year 2000 compliant. This review is lead by the "Shiloh Technology Alignment and Reengineering"
(STAR) team that is performing an upgrade of the business operating system and a continuous review of computer related processes to determine year 2000 compliance. This team is composed of outside consultants who have an expertise in the area of computer systems as well as an internal project manager and a plant engineer who are dedicated to this project. The project manager's primary focus is compliance of information systems with a secondary focus on critical business systems. The primary focus of the plant engineer is compliance of non-technical business processes and systems. These non computer related areas include but are not limited to, security, heating, ventilation, air conditioning, utilities, equipment and machinery having computer controls.

The Company has also distributed and requested information related to year 2000 compliance from customers and suppliers in an effort to ascertain, what, if any negative impacts may occur in the event such customers and suppliers are not year 2000 compliant on January 1, 2000. Based on the efforts that are already underway as well as those that will continue to be developed, the Company believes it will have addressed all of the mission critical systems both computer related and non-computer related that will allow the Company to continue operations beyond the year 2000. However, there can be no assurance that the Company's systems, both computer and non-computer related will prove to be year 2000 compliant. In the event that such systems are not year 2000 compliant there could be a material adverse effect on the Company's business, prospects, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are forward-looking statements. These forward- looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1998 as well as over the long term such as, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade,
(ii) a labor dispute involving the Company's customers or suppliers (iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions, internal expansion and the construction of new facilities and (iv) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit 27        Financial Data Schedule.

         b.       Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 1998                SHILOH INDUSTRIES, INC.


                                        By: /s/ Robert L. Grissinger
                                           -------------------------------------
                                                Robert L. Grissinger,
                                                Chairman, President
                                                and Chief Executive Officer



                                        By:  /s/ Craig A. Stacy
                                           -------------------------------------
                                                 Craig A. Stacy,
                                                 Chief Financial Officer
                                                 and Treasurer