Form 10-K
period 1998-10-31
SHILOH INDUSTRIES INC
filed 1999-01-29
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998           COMMISSION FILE NO. 0-21964

                             SHILOH INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               51-0347683
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

SUITE 202, 103 FOULK ROAD, WILMINGTON, DELAWARE                    19803
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 998-0592

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by non-affiliates of the registrant as of January 22, 1999 at a closing price of $14.938 per share as reported by the Nasdaq National Market was approximately $60,912,159 Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of Common Stock outstanding as of January 22, 1999 was 13,080,563.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part of the following document is incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

                             SHILOH INDUSTRIES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                            PAGE
                                                                            ----

PART I

Item 1.     Business                                                          2
Item 2.     Properties                                                        6
Item 3.     Legal Proceedings                                                 7
Item 4.     Submission of Matters to a Vote of Security Holders               7
Item 4A.    Executive Officers of the Company                                 7


PART II

Item 5.     Market for Company's Common Equity and Related Stockholder
              Matters                                                         8
Item 6.     Selected Financial Data                                           9
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk       16
Item 8.     Financial Statements and Supplementary Data                      16
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       35


PART III

Item 10.    Directors and Executive Officers of the Company                  35
Item 11.    Executive Compensation                                           35
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management                                                     35
Item 13.    Certain Relationships and Related Transactions                   35


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                       35

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

         In November 1996, the Company acquired substantially all of the assets of Greenfield Die & Manufacturing Corp. ("Greenfield"), which is headquartered in Canton, Michigan, a suburb of Detroit, and serves the automotive industry by providing a variety of value added processes, including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build. In August 1997, the Company acquired C&H Design Company, d.b.a. C&H Die Technology ("C&H"), which is headquartered in Utica, Michigan, and primarily serves the automotive industry by providing tool and die design and build. The Company also entered into a joint venture with Bing Steel Management Inc. ("Bing") and Rouge Industries, Inc. ("Rouge") in November 1997, but in order to more closely focus on its core business, the Company terminated its interest in the joint venture on March 31, 1998 by mutual agreement. In addition, the Company commenced construction of Jefferson Blanking, Inc. ("Jefferson Blanking"), a blanking and stamping facility in Pendergrass, Georgia, in October 1997. This facility was completed in May 1998 and became operational in July 1998.

         The Company's principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (302) 998-0592. Unless otherwise indicated, all references to the "Company" refer to Shiloh Industries, Inc. and its direct and indirect subsidiaries.

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

         Sales to the automotive and light truck and heavy truck industries have historically represented a significant portion of the Company's sales. This is expected to continue for the foreseeable future. Sales to automotive and light truck and heavy truck manufacturers, and suppliers to those manufacturers, constituted 79.7%, 76.5% and 64% of the Company's revenues for the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

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

         The Company also designs, engineers and produces precision tools and dies. The Company produces tools and dies for use in its own blanking and stamping operations as well as for sale to other industrial customers. The Company maintains state-of-the-art technology to conduct its activities and improve its tool and die production capabilities, and has computerized most of the design and engineering portions of its tool and die production process to reduce production time and cost. All of the Company's tool and die manufacturing facilities are electronically connected to certain major customers to expedite the delivery of tool and die specifications.

         Other Steel Processing. The Company processes flat rolled steel principally for primary steel producers and manufacturers that require processed steel for end-product manufacturing purposes. In addition, the Company processes flat rolled steel for its own blanking and stamping operations. The Company either purchases or receives on a toll processing basis (i.e., the Company does not acquire ownership of the steel) hot rolled and cold rolled steel from primary steel producers located throughout the Midwest. See "-- Raw Materials." This steel typically requires additional processing to meet the requirements of the end-product manufacturers. The Company's intermediate processing operations include pickling, slitting, edge trimming, roller leveling, cutting to length and quality inspecting of flat rolled steel.

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

FORMATION OF JOINT VENTURE; EXPANSION OUTSIDE OHIO INTO MICHIGAN AND GEORGIA

         In January 1996, the Company and Rouge formed a limited liability company, Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), to create a joint venture to produce engineered steel blanks, with the Company as an eighty percent (80%) equity owner. As of the end of fiscal 1998, the Company's investment in this joint venture totaled approximately $28.0 million. Shiloh of Michigan commenced construction of a new manufacturing facility in Romulus, Michigan in 1995. Construction of this facility was completed in 1996 and the facility became operational in 1997.

         In November 1996, the Company completed its acquisition of Greenfield, which is based in a suburb of Detroit, Michigan. In September 1997, the Company completed its acquisition of C&H, which is based in Utica, Michigan. In addition, the Company completed construction of Jefferson Blanking in Pendergrass, Georgia, which became operational in July 1998. See "-- General."

         Through Greenfield, C&H, Jefferson Blanking and its interest in Shiloh of Michigan, the Company has expanded its geographic presence outside Ohio and into Michigan and Georgia. This expansion is consistent with the Company's long-term strategy of broadening its geographic scope.

SALES AND MARKETING

         The Company's steel processing products and services are marketed directly by a sales force consisting of 18 salesmen who cover 14 states. Two of the Company's salesmen focus on the Company's relationships with primary steel producers. Each of the Company's salesmen is trained to market the Company's entire line of steel processing products and services. The Company supplements its sales efforts with the technical support of its engineering staff, which, in many cases, offers the customer technical assistance during the product development stage. Certain of the Company's executive officers also actively participate in the Company's marketing efforts.

CUSTOMERS

         The Company produces blanked and stamped parts and processes flat rolled steel for a variety of industrial customers. The Company supplies steel blanks primarily to the Big Three automobile manufacturers (General Motors, Ford and Chrysler) and manufacturers of heavy truck wheels and brake parts, such as Hendrickson Trailer Suspension Systems, Navistar International Transportation Corp. and Dana Corporation. In addition, the Company supplies stamped components to other automobile parts producers such as AP Automotive Systems, Inc., Johnson Controls, Inc., Excel Industries, Inc., Aetna Industries, Inc. and Tower Automotive Inc. who in turn sell to the Big Three and other automobile manufacturers. In addition, the Company also supplies blanks and stampings to manufacturers in the heating, ventilating and air conditioning, lawn and garden, home appliance and construction industries. The Company estimates that in fiscal 1998, sales to the automotive and light truck industry accounted for approximately 69.2% of the Company's revenues. The Company processes flat rolled steel for a number of primary steel producers such as US Steel Company, LTV

Steel Company ("LTV Steel"), AK Steel Corporation and Rouge Steel Company ("Rouge Steel"), and for end-product manufacturers in a variety of industries, including the automotive and lawn and garden industries.

         One of the Company's largest customers is the Parma, Ohio stamping facility of the Metal Fabricating division of General Motors Corporation ("MFD Parma"). During fiscal 1998, MFD Parma accounted for approximately 6.0% of the Company's revenues and, because these revenues relate to blanks that are produced on a toll processing basis, approximately 14.3% of the total steel tonnage processed by the Company. The Company is the exclusive supplier of blanks to MFD Parma and has principally dedicated one of its blanking facilities to such production. MFD Parma produces stamped exterior body parts for use in many General Motors automobiles. The Company is linked through an electronic data interchange with MFD Parma and supplies blanks on a just-in-time basis.

         LTV Steel, a primary steel producer with significant production facilities located in close proximity to the Company, is another large customer of the Company. During fiscal 1998, LTV Steel accounted for approximately 1.7% of the Company's revenues and approximately 6.6% of the total steel tonnage processed by the Company. The Company processes steel for LTV Steel on a toll processing basis and typically ships the processed steel to end-product manufacturers after completion of the necessary processing operations.

OPERATIONS AND ENGINEERING

         The Company operates its steel processing facilities on an integrated basis. A significant portion of the steel required by the Company in its blanking and stamping operations is processed through its other steel processing operations. With four tool and die facilities, the Company typically designs, engineers and manufactures substantially all of the tools and dies used in its blanking and stamping operations.

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

RAW MATERIALS

         The basic materials required for the Company' steel processing operations are hot and cold rolled steel. The Company obtains steel for processing from a number of primary steel producers, including Rouge Steel, Wheeling-Pittsburgh Steel, LTV Steel, Warren Consolidated Steel, North Star BHP Steel LTD, Gallatin Steel and NUCOR Steel. A significant portion of the Company's steel processing products and services are provided on a toll processing basis. Under these arrangements, the Company charges a specified fee for processing steel without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase its raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 1,845 employees. The employees at two of the Company's operating facilities (an aggregate of approximately 330 employees) are covered by collective bargaining agreements. These agreements are due to expire on January 14, 2000 and June 4, 2001. In addition, employees of Shiloh of Michigan and Liverpool Coil Processing, Inc. voted in favor of unionizing on December 12, 1997 and June 17, 1998, respectively. The Company has been meeting on a routine basis with the bargaining teams of both organizations and expects these meetings to culminate in contracts acceptable to the Company and its employees.

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

ITEM 2. PROPERTIES.

         The Company is a Delaware holding corporation that conducts its operations through ten manufacturing plants, six located in north central Ohio, three located in Michigan and one located in Georgia. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company considers full capacity of its steel processing facilities to be three eight hour shifts for 5.5 days per week. At October 31, 1998, the Company's steel processing operations were operating at near full capacity. The Company's ten operating facilities, all of which are owned (except for its Utica and portions of its Canton, Michigan facilities), are as follows:

                                           SQUARE                DATE OF
        LOCATION                           FOOTAGE              OPERATION                   DESCRIPTION OF USE
        --------                           -------              ---------                   ------------------
Mansfield, Ohio                               285,055              1955           Blanking/Tool and Die
                                                                                  Production
Valley City, Ohio                           372,000(1)             1986           Blanking
Wellington, Ohio                             85,667(2)             1998           Tool and Die Production
Wellington, Ohio                            226,316                1987           Stamping
Valley City, Ohio                           260,000                1977           Other Steel Processing
Valley City, Ohio                           244,000(3)             1990           Other Steel Processing
Romulus, Michigan                           170,600(4)             1996           Blanking
Canton, Michigan                            280,370(5)             1996           Stamping/Tool and Die
                                                                                  Production

                                           SQUARE                DATE OF
        LOCATION                           FOOTAGE              OPERATION                   DESCRIPTION OF USE
        --------                           -------              ---------                   ------------------
Utica, Michigan                              62,500(6)             1997           Tool and Die Production
Pendergrass, Georgia                        171,000(7)             1998           Blanking

(1) Includes a 116,000 square foot addition to this facility, which is expected to be completed in March 1999.

(2) In February 1998, the new facility became operational, which replaced the previous facility of 70,000 square feet which had been operational since 1946.

(3) Includes an approximately 21,000 square foot addition relating to a coil storage bay.

(4) This facility is owned by Shiloh of Michigan, the Company's joint venture with Rouge. The Company is a 80% equity owner of Shiloh of Michigan.

(5) Includes an approximately 60,000 square foot addition to this facility, which was completed in December 1998.

(6)      The Company leases these facilities.

(7) Construction of this facility was completed in May 1998 and operations commenced in July 1998. Also includes an approximately 81,000 square foot addition, which is expected to be completed in May 1999.

         The facilities in Valley City, Ohio are in close proximity to each other, facilitating greater integration of operations and management. In addition, the Company's operating facilities at Canton, Michigan consist of four separate facilities (two of which are leased) located within a five mile radius of each other.

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

         Robert L. Grissinger, Chairman of the Board, President and Chief Executive Officer. Mr. Grissinger was appointed Chairman of the Board in October 1996. In addition, he was appointed Chief Executive Officer of the Company in January 1995 and has been President and a Director of the Company since its formation in April 1993. Mr. Grissinger has also served as the Executive Vice President of Shiloh Corporation since 1989, and has been employed by Shiloh Corporation since 1963 in various financial and operational capacities. Mr. Grissinger is 60 years old.

         Dominick C. Fanello, Vice Chairman of the Board. Mr. Fanello has been Vice Chairman of the Board since October 1996 and a Director of the Company since its formation in April 1993. Mr. Fanello served as Chairman of the Board of the Company from April 1993 to October 1996. In January 1995, Mr. Fanello resigned his position as the Chief Executive Officer of the Company, a position that he had previously held since April 1993. Mr. Fanello has also served as the Chairman and Chief Executive Officer of Shiloh Corporation since 1954, and was one of the founders of Shiloh Corporation and its predecessor. Mr. Fanello also serves as a director of Park National Bank (Newark, Ohio), Richland Trust Company and Rouge. Mr. D. Fanello is 77 years old.

         James C. Fanello, Executive Vice President. Mr. Fanello has been the Executive Vice President and a Director of the Company since its formation in April 1993. Mr. Fanello had been the President of Stamping and Blanking of the Company from April 1993 through October 1996. Mr. Fanello has been employed by Shiloh Corporation and its predecessor since 1951 during which time he has held various positions, including President and Executive Vice President. Mr. J. Fanello is 69 years old.

         William R. Burton, Senior Vice President, Corporate Planning. Mr. Burton joined the Company in October 1994 and served as President of Shafer Valve Company ("Shafer Valve") until its sale in July 1996. Since January 1995, Mr. Burton has served as Senior Vice President, Corporate Planning. From December 1990 through September 1994, Mr. Burton was the President and General Manager of Hartman Electrical Manufacturing, a division of Figgie International, Inc. that manufactures electrical components principally for use in commercial and military aircraft. Mr. Burton is 60 years old.

         G. Rodger Loesch, Executive Vice President of Engineered Products. Mr. Loesch was appointed Executive Vice President of Engineered Products of the Company in July 1997. From October 1996 to July 1997, Mr. Loesch served as Executive Vice President of Manufacturing and Sales. He also served as Treasurer and Chief Financial Officer from 1993 to 1996. In addition, he served as the Corporate Controller of Shiloh Corporation since 1986. Mr. Loesch is a Certified Public Accountant. Prior to joining Shiloh Corporation, Mr. Loesch was employed by Burroughs Corporation and Arthur Andersen & Co. Mr. Loesch is 44 years old.

         Craig A. Stacy, Chief Financial Officer and Treasurer. Mr. Stacy was appointed Chief Financial Officer and Treasurer in October 1996. Mr. Stacy had been the Corporate Controller of the Company since 1994. Prior to joining the Company, Mr. Stacy was employed by PricewaterhouseCoopers LLP and Ernst & Young LLP. Mr. Stacy is a Certified Public Accountant. Mr. Stacy is 32 years old.

         David K. Frink, Executive Vice President of Steel Processing and Director of Corporate Purchasing. Mr. Frink was named Executive Vice President of Steel Processing in July 1997 and Director of Corporate Purchasing in May 1996. Mr. Frink was President of Steel Processing from August 1996 to July 1997. Prior to August 1996, Mr. Frink had been the plant general manager at Liverpool Coil Processing since June 1991. Mr. Frink is 51 years old.

         Nickolas L. Blauwiekel, Corporate Vice-President of Human Resources. Mr. Blauwiekel was named Corporate Vice President of Human Resources in November of 1998. Prior to November 1998, Mr. Blauwiekel had been the Vice President, Human Resources for Cooper Automotive, a manufacturer and supplier of automotive components and a Division of Federal Mogul Corporation. Mr. Blauwiekel is 43 years old.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of the close of business on January 22, 1999, there were approximately 170 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 300. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in April 1993. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. The Common Stock is traded on the Nasdaq National Market under the symbol "SHLO".

         The Company's Common Stock commenced trading on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in fiscal 1997 and 1998.

                                                            HIGH            LOW
                                                            ----            ---
1st Quarter
  January 31, 1997                                         $18.25        $15.50
2nd Quarter
  April 30, 1997                                           $18.25        $14.00

                                                       HIGH            LOW
                                                       ----            ---
3rd Quarter
  July 31, 1997                                         $20.75        $15.50
4th Quarter
  October 31, 1997                                      $20.75        $16.25
1st Quarter
  January 31, 1998                                      $19.50        $18.00
2nd Quarter
  April 30, 1998                                        $23.13        $19.00
3rd Quarter
  July 31, 1998                                         $22.13        $17.25
4th Quarter
  October 31, 1998                                      $19.38        $14.25

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 1998, are derived from the consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report.

(amounts in thousands, except per share data)                                Year Ended October 31,
                                                              -------------------------------------------------------------
                                                              1998         1997         1996         1995          1994
                                                              ----         ----         ----         ----          ----
INCOME STATEMENT DATA:
     Revenues                                                 $299,350     $273,161     $219,466     $212,348      $194,766
     Cost of sales                                             242,499      214,343      173,836      173,734       164,013
                                                              --------     --------     --------     --------      --------
         Gross profit                                           56,851       58,818       45,630       38,614        30,753
     Selling, general and administrative expenses               26,832       25,557       17,086       14,341        13,962
                                                              --------     --------     --------     --------      --------
         Operating income                                       30,019       33,261       28,544       24,273        16,791
     Interest expense, net                                       5,130        2,161          111          402           836
     Minority interest                                             342          394          123        ---           ---
     Other income (expense), net                                   (16)         274          (81)          64           (82)
                                                              --------     --------     --------     --------      --------
     Income from continuing operations before taxes
         and effect of change in accounting
         principle                                              25,215       31,768       28,475       23,935        15,873
         Provision for income taxes                              9,673       11,675       10,952        9,471         6,491
                                                              --------     --------     --------     --------      --------
     Income from continuing operations before
         effect of change in accounting principle               15,542       20,093       17,523       14,464         9,382
     Loss from discontinued operations,
         net income taxes                                        ---          ---           (256)        (289)         (613)
     Loss on sale of discontinued operations,
         net of income taxes                                     ---          ---         (9,589)       ---           ---
     Effect of change in accounting principle                    ---          ---          ---          ---            (281)
                                                              --------     --------     --------     --------      --------
     Net Income                                               $ 15,542     $ 20,093     $  7,678     $ 14,175      $  8,488
                                                              ========     ========     ========     ========      ========

EARNINGS PER SHARE:
   Basic and diluted earnings per share:
     Income from continuing operations before
         effect of change in accounting
         principle per share                                  $   1.19     $   1.54     $   1.35     $   1.11      $   0.72
     Loss from discontinued operations,
         net of income taxes per share                           ---          ---          (0.02)       (0.02)        (0.05)
     Loss on sale of discontinued operations,
         net of income taxes per share                           ---          ---          (0.74)       ---           ---
     Effect of change in accounting principle
         per share                                               ---          ---          ---          ---           (0.02)
                                                              --------     --------     --------     --------      --------
     Net income per share                                     $   1.19     $   1.54     $   0.59     $   1.09      $   0.65
                                                              ========     ========     ========     ========      ========

     Basic weighted average
         number of common shares                                13,061       13,032       13,012       13,003        12,968
     Diluted weighted average
         number of common shares                                13,103       13,066       13,032       13,0003       12,968

OTHER DATA:
     (Excludes Shafer Valve and
         acquisitions of businesses)
     Capital expenditures                                     $ 67,968     $ 63,164      $ 37,482    $ 25,519      $ 12,815
     Depreciation and amortization                              15,270       11,012         7,166       6,467         6,063

BALANCE SHEET DATA:
     Working capital                                          $ 56,360     $ 45,483     $ 34,813
     Total assets                                              354,829      289,626      207,009
     Total debt                                                135,865       96,400       52,933
     Stockholders' equity                                      162,818      146,619      126,157

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel as well as designs and builds tools and dies for the automotive and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). The Company operates through ten subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc., Sectional Stamping, Inc., Liverpool Coil Processing, Inc., Shiloh of Michigan, the Company's joint venture with Rouge, Greenfield Die & Manufacturing Company, C&H Design Company and Jefferson Blanking, Inc..

         In 1995, the Company prepared a long-term, business plan which included a strategic decision to concentrate on the core steel processing services. As a result, the Company sought inquiries from prospective bidders for the sale of its subsidiary, Shafer Valve Company ("Shafer Valve"). Effective April 30, 1996, the Company accounted for Shafer Valve as a discontinued operation. In May 1996, the Company entered into an agreement to sell the stock of Shafer Valve to Bettis Corporation. The sale was completed on July 9, 1996.

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

         In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during such period, the Company estimates that during the past three years approximately 87.4%, 87.2% and 85.9%, respectively, of total tons processed was done on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not; consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

         In November 1997, the Company entered into a joint venture with Bing and Rouge, but in order to more closely focus on its core business the Company terminated its interest in the joint venture on March 31, 1998 by mutual agreement.

Results of Operations
---------------------

         The following table sets forth income statement data of the Company expressed as a percentage of revenues for the periods indicated:

                                                                          Years Ended October 31,
                                                 ------------------------------------------------------------------------
                                                          1998                      1997                       1996
                                                          ----                      ----                       ----

Revenues                                                100.0%                    100.0%                     100.0%
Cost of sales                                            81.0                      78.5                       79.2
                                                       -------                   -------                    ------
Gross profit                                             19.0                      21.5                       20.8
Selling, general and
         administrative expenses                          9.0                       9.4                        7.8
                                                       -------                   -------                     -----
Operating income from continuing
         operations                                      10.0                      12.1                       13.0
Interest expense                                          1.8                        .8                          *
Interest income                                            .1                        .1                          *
Minority interest                                          .1                        .2                          *
Other income                                                *                        .1                          *
                                                       -------                    ------                     -----
Income from continuing operations
         before taxes                                     8.4                      11.7                       13.0
Provision for income taxes                                3.2                       4.3                        5.0
                                                       -------                   -------                    ------
Income from continuing operations
         before effect of change in
         accounting principle                             5.2                       7.4                        8.0
Loss from discontinued
         operations, net of
         income taxes                                     ---                       ---                         .1
Loss on sale of discontinued
         operations, net of tax                           ---                       ---                        4.4
                                                       -------                   -------                    ------
Net income                                                5.2%                      7.4%                       3.5%
                                                       =======                   =======                    =======

* Indicates that amounts are greater than 0.0 percent but less than 0.1 percent.

YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

         REVENUES. Revenues increased by $26.2 million, or 9.6%, to $299.4 million for the year ended October 31, 1998 from $273.2 million for the comparable period in 1997. The increase in revenues is primarily due to the inclusion in fiscal 1998 of $18.6 million in revenues from C&H and increased revenues resulting from additional steel processing capabilities at Sectional Stamping. In addition, revenues increased at Shiloh of Michigan and Liverpool Coil Processing. Revenues from the blanking and stamping operations for fiscal 1998 increased approximately 7.6% from the comparable period due primarily to the inclusion of C&H and increased revenue at Sectional Stamping, while revenue from the other steel processing operations for fiscal 1998 increased approximately 14.7% from the comparable period in fiscal 1997 due primarily to increased revenue at Shiloh of Michigan and Liverpool Coil Processing. The percentage of revenues from directly owned steel processed was 70.3% for fiscal 1998 compared to 71.7% for fiscal 1997. Revenues from the toll processed steel were 29.7% for fiscal 1998 and 28.3% for the comparable period in fiscal 1997.

         GROSS PROFIT. Gross profit decreased by $2.0 million, or 3.3%, to $56.9 million for fiscal 1998 from $58.8 million for the comparable period in 1997. Gross margin decreased to 19.0% in fiscal 1998 from 21.5% for the comparable period in 1997. The decrease in gross margin is primarily attributable to lower margins in the tool and die business, a decrease in outsourcing by major steel producing customers that impacted one of our steel processing operations, a lower price for scrap steel that is sold in the secondary steel industry, the residual effects from the GM strike and Greenfield's continued challenges associated with the integration of its operations as a result of the acquisition and subsequent expansion of its facility.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.3 million, or 5.0%, to $26.8 million in fiscal 1998 from $25.6 million for the comparable period in fiscal 1997. As a percentage of revenues, these expenses decreased to 9.0% for fiscal 1998 from 9.4% for the comparable period in fiscal 1997. The largest component of the increase, in dollars, arose principally from the inclusion of C&H. In addition, the increase in dollars was attributable to pre-operating costs of Jefferson Blanking.

         OTHER. Interest expense increased to $5.3 million in fiscal 1998 from $2.2 million for the comparable period in fiscal 1997 due primarily to increased average borrowings during fiscal 1998 that were primarily incurred in connection with the acquisition of C&H and other capital expenditures. Interest expense of approximately $2.2 million relating to expansion of several facilities was capitalized in fiscal 1998. The provision for income taxes was $9.7 million in fiscal 1998 compared with $11.7 million in fiscal 1997, representing effective tax rates of 38.4% and 36.8%. The increase in the effective tax rate is primarily due to a return to a more sustainable level of state incentives for capital investments.

         NET INCOME. Income from continuing operations for fiscal 1998 decreased by $4.6 million, or 22.7%, to $15.5 million from $20.1 million for the comparable period in fiscal 1997. This decrease was substantially the result of lower margins in the tool and die business, lower price for scrap steel that is sold to the secondary steel industry and residual effects from the GM strike.

YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

         REVENUES. Revenues increased by $53.7 million, or 24.5%, to $273.2 million for the year ended October 31, 1997 from $219.5 million for the comparable period in 1996. The increase in revenues is primarily due to the inclusion in fiscal 1997 of $38.0 million in revenues from Greenfield. Revenues from the blanking and stamping operations for fiscal 1997 increased approximately 32.8% from the comparable period due to the inclusion of revenue from Greenfield, while revenue from the other steel processing operations for fiscal 1997 increased approximately 5.2% from the comparable period in fiscal 1996. The percentage of revenues from directly owned steel processed was 71.7% for fiscal 1997 and 71.2% for the comparable period in fiscal 1996. Revenues from the toll processed steel were 28.3% for fiscal 1997 and 28.8% for the comparable period in fiscal 1996. The increase in the percentage of revenues from directly owned steel processed was primarily due to the inclusion of Greenfield which predominantly processes directly owned steel.

         GROSS PROFIT. Gross profit increased by $13.2 million, or 28.9%, to $58.8 million for fiscal 1997 from $45.6 million for the comparable period in 1996. Gross margin increased to 21.5% in fiscal 1997 from 20.8% for the comparable period in 1996. The increase in gross margin is primarily attributable to higher gross margins realized with the inclusion of Greenfield.

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

         OTHER. Interest expense increased to $2.2 million in fiscal 1997 from $165,948 for the comparable period in fiscal 1996 due primarily to increased average borrowings during fiscal 1997 that were primarily incurred in connection with the acquisition of Greenfield. Interest expense of approximately $1.9 million relating to expansion of several facilities was capitalized in fiscal 1997. The provision for income taxes was $11.7 million in fiscal 1997 compared with $11.0 million in 1996, representing effective tax rates of 36.8% and 38.5%. The reduction in the effective tax rate is primarily due to state incentive programs for capital investments.

         DISCONTINUED OPERATIONS. On July 9, 1996, the Company sold the stock of Shafer Valve and accordingly has accounted for this operation as a discontinued operation. Prior year's statements of income and cash flows have been restated to reflect the discontinuation of the valve actuator segment.

         NET INCOME. Income from continuing operations for fiscal 1997 increased by $2.6 million, or 14.7%, to $20.1 million from $17.5 million for the comparable period in fiscal 1996. This increase was primarily the result of the inclusion of Greenfield in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1998, the Company had $56.4 million of working capital, representing a current ratio of 2.4 to 1 and debt to total capitalization of 45.5%. As a result of the financial condition of the Company, the Company will be able to continue its planned investment in new equipment and facilities through the next fiscal year.

         Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities for 1998 was $28.2 million as compared to $31.3 million for the comparable period in fiscal 1997. Fluctuations in working capital were the primary factors causing the increase in net cash provided by operations from fiscal 1997 to fiscal 1998. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

         Capital expenditures, excluding acquisitions, were $68.0 million during the year ended October 31, 1998 and $63.2 million during fiscal 1997. The capital expenditures made during 1998 were primarily for expansions of current blanking and stamping facilities of approximately $34.7 million, as well as $25.4 million of new construction at Jefferson Blanking for the completion of their facility expansion.

         The Company's total projected capital expenditures for fiscal 1999 amounts to approximately $46.0 million. The capital expenditures in fiscal 1998 and fiscal 1999 are primarily for facility expansions and additions, which are being made to support current business, anticipated new business and to enhance productivity. In addition to using cash generated by operating activities to fund the fiscal 1999 capital expenditures, the Company anticipates funding such activities through additional bank financing.

         Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility (the "Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of October 31, 1998, the factor as determined by the pricing matrix was 0.200%. The terms of the agreement also require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.35%. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan facility. On October 31, 1998, the Company had an aggregate of $2.9 million of availability remaining under such Shiloh Facility.

         The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements.

         In March 1995, Medina County, Ohio issued on behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, all of which were drawn upon as of October 31, 1996. These bonds are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio.

YEAR 2000 COMPLIANCE

         The "Year 2000" problem relates to the computer systems and software that may have a problem distinguishing the dates 1900 and 2000 because the calendar year date is abbreviated by only two digits. As a result of this design decision, systems could fail to operate or produce the correct results if the "00" is interpreted to mean 1900 rather than 2000. If this occurs in a system used by the Company or a third party dealing with the Company, the results could conceivably have an adverse material effect on the Company.

         As a key supplier to the automotive and other manufacturing industries, the Company's major exposure for the Year 2000 problems is the effect of shutting down production at one of its customer's facilities. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of a customer's facility. Such a finding could have an adverse material impact on the Company's operating results.

         The most likely way in which the Company would shut down production at a customer's facility is by being unable to supply material or parts to that customer. The material supplied by the Company, in many cases is an integral component of the end products that the customer produces, and the inability to provide them may make the customer unable to manufacture and sell its products. Breakdowns in any number of the Company's computer systems and applications could prevent the Company from being able to manufacture and ship its products. Examples of such potential failures include, without limitation, failure in the Company's manufacturing application software, bar-coding system, embedded computer chips in shop-floor equipment, and lack of supply of material from its suppliers, or lack of heat, power or water from utilities servicing the Company's facilities. The Company's products do not contain computer devices that require remediation to meet the Year 2000 requirements.

         For its information technology, the Company currently utilizes an IBM RS6000 computing environment that is complemented by a series of local-area networks ("LANs") that are connected nationwide via a wide-area network ("WAN"). Most of the operating systems related to the RS6000s, LANs and WAN have been or are in the process of being updated to comply with the Year 2000 requirements. Additionally, upgraded and modified versions of the Company's financial, manufacturing (including bar coding), payroll, human resources and other software applications which are Year 2000 ready are available and are now in the process of being integrated into the Company's information systems. The Company expects that this integration will be substantially complete by the end of the third calendar quarter of 1999.

         The Company utilizes non-mainframe computers and software in its various production facilities throughout the country. An initial internal review of these systems have identified that only a few revisions are necessary to these systems to make them Year 2000 ready. The majority of the revisions that have been identified relate to old personal computers or memory chips that must be replaced. Although there can be no assurances that the Company will identify and correct every Year 2000 problem in the computer applications used in its business or production processes, the Company believes that it has in place a comprehensive program to identify and correct any such problem. The plan calls for substantial completion of the remediation of these systems by the end of the third calendar quarter of 1999. At this time, the Company does not believe that it requires a contingency plan with respect to the information technology, business and production processes and has therefore not developed one.

         The Company is also reviewing its building and utility systems (heat, electrical, water, phones, etc.) for the impact of Year 2000. Many of the systems in this area are currently Year 2000 compliant. While the Company is diligently working with the providers of these services and has no reason to expect that they will not meet their requirements for Year 2000 compliance, there can be no assurances that these suppliers will in fact meet the Company's requirement. A failure by any of these suppliers to remediate their systems could potentially cause a shutdown of one or more of the Company's facilities, which could impact the Company's ability to meet its obligations to deliver products to its customers. At this time, the Company has not developed a contingency plan in the event of a failure caused by a supplier or third party, but would do so if a specific problem is identified. In some cases, especially with respect to utilities, there may not, however, be an alternative source available.

         The Company has also started a program to determine the Year 2000 compliance of their significant equipment and material suppliers. The Company has sent out a comprehensive questionnaire to all of its suppliers regarding their Year 2000 compliance and is attempting to identify any potential problem areas with respect to them. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend, in part on its assessment of the risk that any such problem may cause the shutdown of a customer's plant or other problem which the Company believes would have a material effect on operations. The Company cannot, however, fully control the conduct of its suppliers and there can be no guarantee that Year 2000 problems originating from a supplier will not occur. At this time, the Company has not developed a contingency plan in the event of a failure caused by a supplier or third party, but would do so if a specific problem is identified. In some cases there may not be an alternative source available.

         As a supplier to the automotive industry, the Company takes an active role in many industry-sponsored organizations, including the American Iron and Steel Institute ("AISI") and the Automotive Industry Action Group ("AIAG"). The AIAG has been proactive in working with OEMs and Tier 1,2 and 3 suppliers to ensure that the industry as a whole addresses the Year 2000 problem. The AIAG provides tools to assist in achieving compliance including questionnaires, regular meetings of members, follow-up by AIAG personnel regarding the answers to the questionnaires, etc. The Company will continue to work with such organizations in order to have access to the tools available to address the Year 2000 problem. To date, the Company has not spent a material amount on specific Year 2000 issues. As of October 31, 1998, the Company spent approximately $8.4 million on a new business system; however, the Company cannot quantify the amount directly related to Year 2000 compliance. Similarly, the Company, at this time, cannot quantify the amount to be spent on Year 2000 issues and compliance matters related thereto.

         The information presented above sets forth the key steps taken by the Company to address the Year 2000 problem. There can be no assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks and that the costs of Year 2000 compliance for its information and production systems will not be material in its consolidated and financial and operational results.

OUTLOOK

         The statements contained in this Annual Report of Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1998 as well as over the long term such as, without limitations, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material, (iv) risks associated with integrating operations of acquired companies, (v) potential disruptions in operations due to or during facility expansions, (vi) a labor dispute involving the Company, its customers or suppliers and (vii) the potential inability to adequately address issues relating to the Year 2000 problems. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

EFFECT OF INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company's financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Index to Financial Statements

Report of Independent Accountants

Consolidated Balance Sheet at October 31, 1998 and 1997

Consolidated Statements of Income for three years ended October 31, 1998

Consolidated Statements of Cash Flows for the three years ended October 31, 1998

Consolidated Statements of Stockholders' Equity for the three years ended October 31, 1998

Notes to Consolidated Financial Statements

Financial Statement Schedule for the three years ended October 31, 1998 is located in Item 14(a) of the Annual Report on Form 10-K:

                  II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Shiloh Industries, Inc.

         In our opinion, the consolidated financial statements listed on the accompanying index, present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Shiloh Industries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

December 4, 1998

                           SHILOH INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                              October 31,     October 31,
                                                                 1998             1997
                                                             ------------   ------------

ASSETS
------
Cash and cash equivalents                                    $    642,723   $    191,688
Accounts receivable                                            46,802,379     50,151,099
Inventories                                                    44,783,947     31,148,360
Deferred income taxes                                           1,290,357        370,467
Prepaid expenses                                                3,543,716      3,921,449
                                                             ------------   ------------
     Total current assets                                      97,063,122     85,783,063
                                                             ------------   ------------
Property, plant and equipment, net                            240,440,580    187,178,766
Goodwill                                                       12,056,054     12,643,610
Other assets                                                    5,269,086      4,020,791
                                                             ------------   ------------
     Total assets                                            $354,828,842   $289,626,230
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                             $ 23,863,107   $ 20,995,989
Short-term note payable                                              --        3,000,000
Accrued income taxes                                            1,020,204      1,916,333
Advanced billings                                               2,836,203        563,597
Other accrued expenses                                         12,983,892     13,823,922
                                                             ------------   ------------
     Total current liabilities                                 40,703,406     40,299,841
                                                             ------------   ------------
Long-term debt                                                135,865,000     93,400,000
Deferred income taxes                                          14,562,840      9,307,241
Long-term pension liability                                       879,800           --
                                                             ------------   ------------
     Total liabilities                                        192,011,046    143,007,082
                                                             ------------   ------------

Stockholders' equity
     Preferred stock, $.01 per share; 5,000,000 shares
         authorized and unissued                                     --             --
     Common stock, par value $.01 per share; 25,000,000
         shares authorized; 13,080,563 and 13,038,763
         shares issued and outstanding at October 31, 1998
         and 1997, respectively                                   130,805        130,387
     Paid-in capital                                           39,399,805     38,743,406
     Retained earnings                                        123,287,186    107,745,355
                                                             ------------   ------------

     Total stockholders' equity                               162,817,796    146,619,148
                                                             ------------   ------------

     Total liabilities and stockholders' equity              $354,828,842   $289,626,230
                                                             ============   ============




The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Years Ended October 31,
                                                   -----------------------------------------------

                                                       1998             1997             1996
                                                       ----             ----             ----

Revenues                                           $ 299,350,361    $ 273,161,251   $ 219,465,925
Cost of sales                                        242,499,691      214,343,391     173,835,459
                                                   -------------    -------------   -------------
Gross Profit                                          56,850,670       58,817,860      45,630,466

Selling, general and administrative expenses          26,832,133       25,556,837      17,086,152
                                                   -------------    -------------   -------------
Operating income                                      30,018,537       33,261,023      28,544,314

Interest expense                                       5,303,218        2,219,003         165,948
Interest income                                          173,898           57,832          55,408
Minority interest                                        341,638          394,207         123,162
Other income (expense), net                              (16,086)         274,081         (81,215)
                                                   -------------    -------------   -------------
Income from continuing operations before taxes        25,214,769       31,768,140      28,475,721

Provision for income taxes                             9,672,938       11,674,793      10,952,269
                                                   -------------    -------------   -------------

Income from continuing operations                     15,541,831       20,093,347      17,523,452
Loss from discontinued operations, net of income
     taxes                                                  --               --          (256,139)
Loss on sale of discontinued operations, net of
     income taxes                                           --               --        (9,589,213)
                                                   -------------    -------------   -------------

Net income                                         $  15,541,831    $  20,093,347   $   7,678,100
                                                   =============    =============   =============

Basic earnings per share:
     Income from continuing operations             $        1.19    $        1.54   $        1.35
     Loss from discontinued operations                      --               --              (.02)
     Loss on sale of discontinued operations                --               --              (.74)
                                                   -------------    -------------   -------------
                                                   $        1.19    $        1.54   $         .59
                                                   =============    =============   =============

   Weighted average number of common shares           13,060,794       13,032,229      13,011,663

Diluted earnings per share:
     Income from continuing operations             $        1.19    $        1.54   $        1.34
     Loss from discontinued operations                      --               --              (.02)
     Loss on sale of discontinued operations                --               --              (.73)
                                                   -------------    -------------   -------------
     Net income                                    $        1.19    $        1.54   $         .59
                                                   =============    =============   =============

     Weighted average number of common shares         13,103,144       13,065,950      13,031,621



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended October 31,
                                                                            ----------------------------------------------

                                                                                 1998            1997            1996
                                                                                 ----            ----            ----

Cash Flows From Operating Activities:
Net income                                                                  $ 15,541,831    $ 20,093,347    $  7,678,100
Adjustment to reconcile net income from continuing
     operations to net cash provided by operating activities:
         Depreciation and amortization                                        15,270,408      11,012,383       7,165,910
         Discontinued operations                                                    --              --         9,845,352
         Minority interest                                                      (341,638)       (394,207)       (103,162)
         Deferred income taxes                                                 4,335,709       2,809,839       1,290,012
         (Gain) on sale of assets                                                (46,074)        (53,065)           --
         Changes in operating assets and liabilities, net of
         working capital changes resulting from acquisitions
                  Accounts receivable                                          3,348,720      (8,846,145)     (3,412,343)
                  Inventories                                                (13,635,587)     (2,539,552)     (2,527,297)
                  Prepaids and other assets                                      350,877        (335,682)     (1,415,075)
                  Payables and accruals                                        4,299,695       9,086,189       3,492,744
                  Accrued income taxes                                          (896,129)        503,834      (1,226,016)
                                                                            ------------    ------------    ------------

     Net cash provided by continuing operations                               28,227,812      31,336,941      20,788,225
         Discontinued operations - non cash charges and
              working capital changes                                               --              --        (4,225,697)
                                                                            ------------    ------------    ------------

     Net cash provided by operating activities                                28,227,812      31,336,941      16,562,528
                                                                            ------------    ------------    ------------
Cash Flows From Investing Activities:
         Capital expenditures                                                (67,967,994)    (63,164,276)    (37,482,394)
         Proceeds from sale of assets                                             69,400         157,134      13,200,000
         Acquisitions, net of cash                                                  --       (13,694,436)    (22,577,937)
                                                                            ------------    ------------    ------------

     Net cash used in investing activities                                   (67,898,594)    (76,701,578)    (46,860,331)
                                                                            ------------    ------------    ------------

Cash Flows From Financing Activities:
         Proceeds from short-term borrowings                                        --        29,700,000      16,500,000
         Repayments of short-term borrowings                                  (3,000,000)    (29,200,000)    (14,000,000)
         Proceeds from long-term borrowings                                   42,465,000      44,250,000      65,102,310
         Repayments of long-term borrowings                                         --        (1,283,352)    (37,975,000)
         Issuance of common stock                                                656,817         368,525            --
                                                                            ------------    ------------    ------------
     Net cash provided by financing activities                                40,121,817      43,835,173      29,627,310
                                                                            ------------    ------------    ------------

     Net increase (decrease) in cash and cash equivalents                        451,035      (1,529,464)       (670,493)
     Cash and cash equivalents at beginning of period                            191,688       1,721,152       2,391,645
                                                                            ------------    ------------    ------------

     Cash and cash equivalents at end of period                             $    642,723    $    191,688    $  1,721,152
                                                                            ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                          COMMON
                                           STOCK       ADDITIONAL
                                         ($.01 PAR      PAID-IN        RETAINED
                                           VALUE)       CAPITAL        EARNINGS       TOTAL
                                       ------------   ------------   ------------   ------------
October 31, 1995                       $    130,116   $ 38,375,152   $ 79,973,908   $118,479,176

    Net Income                                 --             --        7,678,100      7,678,100
                                       ------------   ------------   ------------   ------------

October 31, 1996                            130,116     38,375,152     87,652,008    126,157,276

    Issuance of 27,100 common shares            271        368,254           --          368,525

    Net Income                                 --             --       20,093,347     20,093,347
                                       ------------   ------------   ------------   ------------

October 31, 1997                            130,387     38,743,406    107,745,355    146,619,148

    Issuance of 41,800 common shares            418        656,399           --          656,817

    Net Income                                 --             --       15,541,831     15,541,831
                                       ------------   ------------   ------------   ------------

October 31, 1998                       $    130,805   $ 39,399,805   $123,287,186   $162,817,796
                                       ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Business:
------------------

         Shiloh Industries, Inc. (the "Company") is a vertically integrated steel processor that supplies high quality blanks, stampings and processed steel as well as designs and builds tools for the automotive and other industries.



NOTE 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

         The Company recognizes revenue upon product shipment. Revenues include both direct sales as well as toll processing revenue. Toll processing revenue is generated as a result of the Company performing steel processing operations without acquiring ownership of the material. Revenues include $88,792,119, $77,383,879 and $63,171,827 of toll processing revenue for 1998, 1997 and 1996, respectively.

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

GOODWILL

         Goodwill represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over the expected benefit period of 30 years. During 1998, 1997 and 1996, goodwill amortization amounted to $408,558, $297,544 and $20,763, respectively. Accumulated amortization was $784,103 and $375,545 at October 31, 1998 and 1997, respectively.

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

------------------------------------------------------------------

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

CONCENTRATION OF CREDIT RISK

         The Company sells products to customers primarily in the automotive, light truck and heavy truck industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company maintains a reserve for potential credit losses. Such losses have historically been within management's expectations. Currently, the Company does not have financial instruments with off-balance sheet risk.

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

STOCK-BASED COMPENSATION

         During 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company continues to apply Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for stock-based employee compensation; however, the impact of the fair value based method described in SFAS No. 123 is presented in the notes to the financial statements.

EARNINGS PER SHARE

         During 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which requires companies to present basic and diluted earnings per share ("EPS"), instead of primary and fully diluted EPS previously required. The adoption of the new standard is required for the year-ended October 31, 1998 and requires restatement of EPS of all previous periods presented.

         The outstanding stock options under the Company's Key Employee Stock Incentive Plan (Note 12) are included in the diluted EPS calculation to the extent they are dilutive. In accordance with SFAS 128, the following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for "Income from continuing operations".

                                       1998          1997           1996
                                       ----          ----           ----

Income from continuing operations   $15,541,831   $20,093,347   $17,523,752
Basic weighted average shares        13,060,794    13,032,229    13,011,663
Effect of diluted shares:
     Stock options                       42,350        33,721        19,958
                                    -----------   -----------   -----------
Diluted weighted average shares      13,103,144    13,065,950    13,031,621
                                    -----------   -----------   -----------
Basic earnings per share                  $1.19         $1.54         $1.35
                                          =====         =====         =====
Diluted earnings per share                $1.19         $1.54         $1.34
                                          =====         =====         =====

                                      -23-

------------------------------------------------------------------

NEW ACCOUNTING STANDARDS:

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has had no significant items of other comprehensive income

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the provisions of this Standard.

         In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") was issued. This Statement establishes standards for disclosing information about an entity's pensions and other postretirement benefits. The Company will adopt SFAS 132 in the year ending October 31, 1999. Adoption of SFAS132 is not expected to have a material effect on the Company's disclosures.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS No. 133.

         The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is not expected to have a significant impact on the financial statements of the Company

         The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on the financial reporting of start-up costs and organization costs. The SOP is not expected to have a significant impact on the financial statements of the Company.



NOTE 3 - Discontinued Operations
--------------------------------

         On July 9, 1996, the Company completed the sale of substantially all of the issued and outstanding common stock of Shafer Valve for $13,200,000 in cash. The disposition of this segment resulted in a $9,589,213 loss after tax and has been accounted for as a discontinued operation.

         Summary operating data of the discontinued operation for the fiscal period ending July 9, 1996 was as follows:

                                            1996
                                            ----
Sales                                   $ 10,931,052
Gross profit                               2,395,279
Loss before income taxes                    (756,391)
Income tax benefit                           244,238
                                        ------------

Net loss from discontinued operations   $   (512,153)
                                        ============

NOTE 4 - Acquisitions
---------------------

         During fiscal 1997, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

         On August 29, 1997, the Company acquired substantially all the assets of C&H Design Company, d.b.a. C&H Die Technology ("C&H") for an aggregate cash purchase of approximately $10.9 million, including acquisition costs. C&H, headquartered in Utica, Michigan, provides tool design and build services for the automotive industry.

         On November 1, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Greenfield Die and Manufacturing Corporation ("Greenfield") for approximately $25.3 million, including acquisition costs, comprised of approximately $17.3 million of cash and approximately $7.6 million of assumed liabilities. Greenfield, headquartered in Canton, Michigan, provides the automotive industry a variety of processes including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build.

         The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair value on the dates of acquisitions, as follows:

(In thousands)                             C&H      Greenfield
                                           ---      ----------

Net working capital, other than cash   $    3,364   $    8,018
Property, plant and equipment               2,764        9,801
Goodwill                                    4,805        7,519
                                       ----------   -----------

Purchase price                         $   10,933   $   25,338
                                       ==========   ==========

         The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition.

         On the basis of a pro forma consolidation of the results of operations as if the C&H acquisition had taken place at the beginning of fiscal 1997, consolidated net sales, net income and earnings per share would have been $288.7 million, $20.2 million and $1.55 per share, respectively, for fiscal 1997. Such pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had been effective at the beginning of the 1997 fiscal year and are unaudited.

NOTE 5 - Accounts Receivable:
-----------------------------

         Accounts receivable in the consolidated balance sheet are expected to be collected within one year and are net of provisions for doubtful accounts, in the amount of $919,704 and $849,554 at October 31, 1998 and 1997, respectively.

NOTE 6 - Inventories:
---------------------

         Inventories consist of the following:


                                  October 31,      October 31,
                                    1998              1997
                                 ------------    -------------

Raw materials                    $ 17,725,301    $ 14,009,471
Work-in-process                    21,012,774      12,873,380
Finished goods                      7,253,874       5,431,578
                                 ------------    -------------
         Total at average cost     45,991,949      32,314,429
LIFO reserve                       (1,208,002)     (1,166,069)
                                 ------------    -------------
         Total                   $ 44,783,947    $ 31,148,360
                                 ============    =============

         Average cost inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $664,140 and $137,938 at October 31, 1998 and 1997, respectively. Of the total inventory at average cost at October 31, 1998 and 1997, $23,234,573 and $21,393,078, respectively, were valued using the LIFO method.


NOTE 7 - Other Assets:
----------------------

Other assets consist of the following:   October 31,  October 31,
                                            1998         1997
                                         ----------   ----------

Cash surrender value of life insurance   $3,311,111   $3,242,679
Long-term pension assets                    879,800         --
Other                                     1,078,175      778,112
                                         ----------   ----------
         Total                           $5,269,086   $4,020,791
                                         ==========   ==========

NOTE 8 - Property, Plant and Equipment:
---------------------------------------

Property, plant and equipment consist of the following:

                                      October 31,      October 31,
                                        1998              1997
                                    -------------    -------------

Land                                $   6,098,992    $   4,307,018
Buildings and improvements             87,837,749       69,457,521
Machinery and equipment               180,474,182      136,681,671
Furniture and fixtures                  9,896,521        7,767,319
Construction in progress               31,768,168       30,695,279
                                    -------------    -------------
         Total, at cost               316,075,612      248,908,808
Less:  Accumulated depreciation       (75,635,032)     (61,730,042)
                                    -------------    -------------
Net property, plant and equipment   $ 240,440,580    $ 187,178,766
                                    =============    =============


         Depreciation expense was $14,861,850, $10,698,783 and $7,145,146 for
1998, 1997 and 1996, respectively.

         During the three years ended October 31, 1998, interest costs of $2,231,993, $1,886,464 and $650,629 were capitalized as part of property, plant and equipment, respectively.

         The Company had commitments for capital expenditures of approximately $24.2 million at October 31, 1998.

NOTE 9 - Financing Arrangements:
--------------------------------

Short-term debt consists of the following:                      October 31,    October 31,
                                                                    1998          1997
                                                                ------------  ----------
Revolving credit loan - interest at 6.16% at October 31, 1997   $      --     $3,000,000
                                                                ------------  ----------

Total                                                           $      --     $3,000,000
                                                                ============  ==========

----------------------------------------------

Long-term debt consists of the following:

                                                                       October 31,     October 31,
                                                                          1998            1997
                                                                      ------------   ------------

Revolving credit loan - interest at 5.85% at October 31, 1998         $130,465,000   $ 63,000,000
Revolving credit loan - interest at 6.875% at October 31, 1997                --       25,000,000
Variable rate industrial development bond, collateralized by letter of credit, weighted average interest rate at 3.56% payable on
February 1, 2010                                                         5,400,000      5,400,000
                                                                      ------------   ------------

                                                                      $135,865,000   $ 93,400,000
         Less:  current portion                                               --             --
                                                                      ------------   ------------
                                                                      $135,865,000   $ 93,400,000
                                                                      ============   ============

         Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility ("Shiloh of Michigan") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of October 31, 1998, the factor as determined by the pricing matrix was 0.35%. The terms of the agreement also require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.200% of the outstanding loan balance. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan Facility.

         Under the Company's revolving credit facilities, $2,968,000 million was unused at October 31, 1998.

         At October 31, 1998, the scheduled maturities of all long-term debt during the next five years is a follows:

                1999                          --
                2000                          --
                2001                          --
                2002                          --
                2003 and thereafter    $135,865,000

         In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds, in the amount of $5.4 million, were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio in 1996. The entire $5.4 million of such proceeds was borrowed and outstanding as of October 31, 1996.

         Certain of the debt agreements described above contain various restrictive covenants which require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures. Interest paid amounted to $7,322,471, $4,006,614 and $1,063,938 during 1998,
1997 and 1996, respectively.



NOTE 10 - Leases:
-----------------

         The Company leases certain equipment under operating leases. Rent expense under operating leases for 1998, 1997 and 1996 was $1,154,806, $474,482 and $274,441, respectively. Future minimum lease payments under operating leases are as follows at October 31, 1998:

                                                          Operating
                                                          ---------
            1999                                        $    834,808
            2000                                             521,860
            2001                                             421,152
            2002                                             184,048
            2003                                                  56
                                                        ------------
            Total minimum lease payments                $  1,961,924
                                                        ============

NOTE 11 - Employee Benefit Plans:
---------------------------------

         The Company maintains pension plans covering most employees. The assets of the plans consist primarily of insurance and annuity contracts. The assumptions used to develop net periodic pension cost were as follows: discount rate ranged from 7.25% to 7.5% for all plans for the three years ended October 31, 1998; expected long-term rate of return on plan assets ranged from 6.0% to 8.0% for all plans for the three years ended October 31, 1998; rates of increase in compensation levels of salaried plans ranged from 4.5% to 5.0% for all plans for the three years ended October 31, 1998. For the valuation of pension obligations at the end of 1998, the discount rate for all plans was decreased to 7.25% from 7.5% at the end of 1997.

         The components of net periodic pension cost are as follows:

                                                        October 31,
                                      ------------------------------------------
                                          1998           1997           1996

Service cost for the current period   $ 1,120,899    $   899,753    $   863,168
Interest cost on projected benefit
         obligation                       806,801        748,406        651,116
Actual return on assets                  (519,816)    (1,141,290)      (603,488)
Net amortization and deferrals           (168,623)       470,402         90,722
                                      $ 1,239,261    $   977,271    $ 1,001,518


Employee pension funded status was as follows:

                                                      October 31, 1998                 October 31, 1997
                                                   -----------------------           -------------------
                                                -----------------------------   -----------------------------

                                                  Assets         Accumulated       Assets         Accumulated
                                                  Exceed          Benefits         Exceed          Benefits
                                                Accumulated        Exceed        Accumulated        Exceed
                                                  Benefits         Assets         Benefits          Assets
                                                ------------    ------------    ------------    -------------
Actuarial present value of benefit obligations:

Vested employees                                $ (5,554,617)   $ (3,077,066)   $ (6,869,940)   $       --

Non-vested employees                                (126,923)        (12,802)       (197,640)           --
                                                ------------    ------------    ------------    -------------

         Accumulated benefit obligation           (5,681,540)     (3,089,868)     (7,067,580)           --

Additional benefits based on estimated future
         salary levels                            (3,047,205)           --        (3,689,779)           --
                                                ------------    ------------    ------------    -------------

Projected benefit obligation                      (8,728,745)     (3,089,868)    (10,757,359)           --

Plan assets at fair value                          8,096,796       2,210,068      10,191,992            --
                                                ------------    ------------    ------------    -------------

         Funded status                              (631,949)       (879,800)       (565,367)           --

Unamortized net liability existing at date of
         adoption of SFAS 87                         632,743         182,205         901,772            --

Unrecognized net experience (loss) gain              157,673         344,484         277,529            --

Minimum liability                                       --        (1,336,774)           --              --

Unrecognized prior service cost                      114,847         810,085         727,088            --
                                                ------------    ------------    ------------    -------------

Pension related asset (liability)               $    273,314    $   (879,800)   $  1,341,022    $       --
                                                ============    ============    ============    =============

-----------------------------------------------

         In addition to the defined benefit plans described above, the Company recorded expense of $1,440,520, $1,292,320 and $1,118,322 during 1998, 1997 and
1996, respectively, with respect to its defined contribution plans.

         During 1997, the Company initiated a Supplemental Executive Retirement Plan ("SERP") for key employees of the Corporation. The Corporation has agreed to pay each covered employee a certain sum annually for ten (10) years upon retirement or, in the event of death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by discharge for cause). Compensation expense relating to this plan was $216,028 and $1,359,000 in fiscal 1998 and 1997 respectively. Total benefits accrued under this plan were $1,575,028 at October 31, 1998.

The Company provides postretirement health care benefits to certain employees (and their dependents) who retire early, but coverage generally continues only until age 65.

The Company's accumulated postretirement benefit obligation ("APBO") is comprised of the following:


                                                     October 31,     October 31,
                                                         1998           1997
                                                     -----------    -----------

Retirees                                             $  (725,081)   $  (671,455)

Fully eligible active plan participants                 (186,938)      (240,655)

Other active plan participants                        (1,564,324)    (1,787,082)
                                                     -----------    -----------

APBO                                                  (2,476,343)    (2,699,192)

Unrecognized transition liability                        401,840        428,450

Unrecognized net loss (gain)                             923,684      1,351,676
                                                     -----------    -----------

Postretirement benefit related liability             $(1,150,819)   $  (919,066)
                                                     ===========    ===========

The net periodic postretirement benefit cost included the following:



                                        October 31,     October 31,
                                           1998            1997

Service cost of benefits earned        $    121,174   $    124,242

Interest cost on APBO                       168,186        181,827

Amortization of transition liability         26,610         26,610

Net amortization and deferrals               34,295         50,153
                                       ------------   ------------

Total                                  $    350,265   $    382,832
                                       ============   ============


         The assumed health care cost trend rate used in measuring the APBO at October 31, 1998 was 8.0%, gradually declining to 4.5% in 2001 and remaining at that level thereafter. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the APBO by approximately $472,982 at October 31, 1998 and the postretirement benefit cost by approximately $5,937 for the year then ended. The actuarial present value of APBO was determined using a weighted average discount rate of 7.25% at October 31, 1998. The 1998 and 1997 net periodic postretirement benefit cost was determined using a weighted average discount rate of 7.5% and 8.0%, respectively.

NOTE 12 - Stock and Bonus Plans:
--------------------------------

1993 KEY EMPLOYEE STOCK INCENTIVE PLAN

         The Company maintains a Key Employee Stock Incentive Program (the "Incentive Plan"), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as "incentive stock options", (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,200,000 shares of common stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options.

         Only non-qualified stock options have been granted to date and all at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. Options granted in 1996, 1997 and 1998 are exercisable over five years. A summary of option activity under the plan follows:

                                        Number of         Weighted
                                      Shares Under     Average Option
                                         Option             Price
                                         ------             -----
Outstanding at November 1, 1995             91,400    $          11.00
         Granted                           160,000    $          16.50
         Exercised                            --                  --
         Canceled                             --                  --

Outstanding at October 31, 1996            251,400    $          14.50
         Granted                              --                  --
         Exercised                         (27,100)   $          11.00
         Canceled                           (2,500)   $          16.50

Outstanding at October 31, 1997            221,800    $          14.91
         Granted                           138,500    $         18.625
         Exercised                         (41,800)   $          12.72
         Canceled                           (4,000)   $         18.625

Outstanding at October 31, 1998            314,500    $          16.78

         Exercise prices for options outstanding as of October 31, 1998 ranged from $11.00 to $18.625, with 91% of options outstanding having exercise prices in the range of $16.50 to $18.625 per share.

         In accordance with the provisions of SFAS No. 123, the Company has elected to continue applying the intrinsic value approach under APB 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock price at the grant date is equal to or greater than the fair market value of the stock at that date.

         SFAS No. 123 requires pro forma information on net income and earnings per share as if the fair value method for valuing stocks options, as prescribed by SFAS No. 123, had been applied. The Company's pro forma information follows:

                            1998                1997
                            ----                ----

Net Income               $  14,776           $  19,273
Earnings per share:
         Basic                1.13                1.48
         Diluted              1.13                1.48

----------------------------------------------

         The fair value of these options was estimated at the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for 1998 and 1997:


                                       1998      1997
                                       ----      ----

Risk-free interest                      6.10%     6.10%
Dividend yield                          0.00%     0.00%
Volatility factor - market             26.00%    26.00%
Expected life of options - years        4.0       4.0


EXECUTIVE INCENTIVE BONUS PLAN

         In 1996, the Company replaced the Executive Bonus Plan with the Short-Term Incentive Plan (the "Bonus Plan") which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate annual bonus pool (the "Aggregate Amount") equal to 5% of the Company's operating earnings. Incentives up to the Aggregate Amount may be paid to the individual participants, in the case of the Chief Executive Officer, by the Board of Directors upon recommendation by the Compensation Committee and the Board of Directors. In determining the individual incentives, in the case of the Chief Executive Officer, 75% of the incentive depends upon meeting the corporate goal for return on equity and 25% of the incentive depends upon meeting specific, project-oriented goals. These goals are established by the Board of Directors. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goal for return on equity and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the goal for operating return on assets established by the Chief Executive Officer and 50% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 1998, 1997 and 1996, amounts of $1,089,000, $750,038 and $516,600, respectively, were paid under the existing bonus plan for performance during the previous fiscal year.

NOTE 13 - Income Taxes:
-----------------------

         The components of the provision for income taxes on income from continuing operations were as follows:

                                      Year Ended October 31,
                            -----------------------------------------
                                1998           1997            1996
Current:
         Federal           $  4,377,388   $  7,276,000   $  8,570,579
         State and local        959,841      1,588,954      1,091,678
                           ------------   ------------   ------------
                              5,337,229      8,864,954      9,662,257

Deferred                      4,335,709      2,809,839      1,290,012
                           ------------   ------------   ------------
         Total             $  9,672,938   $ 11,674,793   $ 10,952,269
                           ============   ============   ============


         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

                                                      October 31,     October 31,
                                                         1998            1997
                                                     ------------    -------------

Deferred tax assets:                                 $    310,158    $    324,135
         Bad debt reserves                                902,904         306,828
         Inventory reserves                             1,238,766       1,173,166
         State income and franchise taxes                 313,902         224,668
         Accrued group insurance Personal                  76,812         561,996
         property tax reserves                            455,852         397,243
         Accrued vacation reserves                      4,912,050       4,912,050
         Capital loss carryforwards                       384,892         297,813
         Post retirement benefits                         321,194            --
         Pension obligations                              241,320         162,155
                                                     ------------    -------------
         Other reserves                                 9,157,850       8,360,054
                                                       (4,912,050)     (4,912,050)
                                                     ------------    -------------
Less: Valuation allowance
                                                        4,245,800       3,448,004
Total deferred tax assets Deferred tax liabilities
         Fixed assets                                 (15,226,348)    (11,295,229)
         Pension asset                                       --           (11,416)
         Mark to market                                  (610,509)       (725,649)
         Joint venture investment                      (1,266,234)       (256,229)
         Goodwill                                        (397,183)        (96,255)
         Other                                            (18,009)           --
                                                     ------------    -------------

Net deferred tax liability                           $(13,272,483)   $ (8,936,774)
                                                     ============    ============

         The valuation allowance relates to capital loss carryforwards which are not expected to be utilized.

         A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                 Years Ended October 31,
                                          ------------------------------------
                                             1998         1997           1996
                                          ----------   ---------      --------
Federal income tax at statutory rate       35.0%         35.0%          35.0%
State and local income taxes                3.2           1.8            3.0
Nondeductible goodwill amortization          --            --             --
Other                                       0.2            --            0.5
                                           ----          ----           ----
     Effective income tax rate             38.4%         36.8%          38.5%
                                           ====          ====           ====

         Income taxes paid amounted to $6,372,737, $8,757,066 and $10,942,558 for the years 1998, 1997, and 1996, respectively.

         At October 31, 1998, the Company had available a capital loss carryforward of approximately $12,791,797, expiring in 2001, if not utilized. The capital loss was incurred on the sale of Shafer Valve and a full valuation allowance has been provided.



NOTE 14 - Related Party Transactions:
-------------------------------------

         The Company had sales to a significant shareholder of $6,564,094, $7,042,217 and $5,360,341 for the years 1998, 1997 and 1996, respectively. At
October 31, 1998 and 1997, the Company had receivable balances of $1,322,785 and $1,091,495 respectively, due from this shareholder.



NOTE 15 - Quarterly Results of Operations (Unaudited):
------------------------------------------------------

                                                                    (Dollars in Thousands)
                                               -------------------------------------------------------------
                                                First            Second             Third            Fourth
October 31, 1998                               Quarter           Quarter           Quarter           Quarter
----------------                               -------           -------           -------           -------
Revenues                                       $73,930           $82,038           $64,368           $79,015
Gross Profit                                    15,028            17,158            12,139            12,526
Operating Income                                 8,891            10,373             5,657             5,097
Net Income                                       4,925             5,838             2,984             1,794

Net Income per Share (Basic/Diluted)               .38               .45               .23               .14
                                               -------           -------           -------           -------

Weighted Average Number of Shares
         Basic                                  13,039            13,045            13,078            13,081
         Diluted                                13,088            13,120            13,126            13,098


October 31, 1997
----------------

Revenues                                       $64,568           $70,689           $65,460           $72,444
Gross Profit                                    12,577            15,102            14,276            16,863
Operating Income                                 7,252             8,986             7,556             9,467
Net Income                                       4,530             5,437             4,649             5,477

Net Income per Share (Basic/Diluted)               .35               .42               .36               .42
                                               -------           -------           -------           -------
Weighted Average Number of Shares
         Basic                                  13,013            13,039            13,039            13,039
         Diluted                                13,040            13,058            13,087            13,082

NOTE 16 - Commitments and Contingent Liabilities:
-------------------------------------------------

         The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to Directors of the Company is set forth in the Proxy Statement on pages 2 through 3 under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement on page 7 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information with respect to executive compensation is set forth in the Proxy Statement on pages 8 through 10 under the heading "Compensation of Executive Officers" and on page 2 under the heading "Election of Directors," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).

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

         1.       Financial Statements.

                  Report of Independent Accountants.

                  Consolidated Balance Sheet at October 31, 1998 and 1997.

                  Consolidated Statements of Income for the three years ended October 31, 1998.

                  Consolidated Statements of Cash Flows for the three years ended October 31, 1998.

                  Consolidated Statements of Stockholders' Equity for the three years ended October 31, 1998.

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

                  SCHEDULES

                  Financial Statement Schedule II.

                  Valuation and Qualifying Accounts and Reserves.



                                  SCHEDULE II

                            SHILOH INDUSTRIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                             ADDITIONS
                                          BALANCE AT         CHARGED TO                           BALANCE
                                           BEGINNING          COSTS AND                           AT END
            DESCRIPTION                    OF PERIOD          EXPENSES         DEDUCTIONS        OF PERIOD
            -----------                   ----------          ---------        ----------        ---------
Valuation account for accounts
  receivable
  Year ended October 31, 1998            $  849,554          $  106,549       $   36,399        $  919,704
  Year ended October 31, 1997               913,070               5,452           68,968           849,554
  Year ended October 31, 1996             1,105,068              34,600          226,598           913,070
Reserve for excess, slow moving
  and potentially obsolete
  material
  Year ended October 31, 1998            $  137,938          $  589,140       $   62,938        $  664,140
  Year ended October 31, 1997                82,181             137,938           82,181           137,938
  Year ended October 31, 1996               482,368              82,181          482,368            82,181
Valuation allowance for deferred
  tax assets (a)
  Year ended October 31, 1998            $4,912,050          $       --       $       --        $4,912,050
  Year ended October 31, 1997             5,046,335                  --          134,285         4,912,050
  Year ended October 31, 1996                92,941           5,046,335           92,941         5,046,335

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

2.2 Asset Purchase Agreement, dated September 6, 1996, among Greenfield Acquisition, Inc., Greenfield Die & Manufacturing Corp. and 3-D Engineering, Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No. 0-21964).

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

10.1 Credit Agreement, dated as of January 22, 1998 by and among Shiloh Industries, Inc., Shiloh of Michigan L.L.C., the Banks listed on Annex A thereto and KeyBank National Association, as Agent is incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report or Form 10-Q for the fiscal quarter ended January 31, 1998 (Commission File No. 0-21964).

10.2 Guaranty of Payment, dated April 16, 1996, by the Company in favor of the Banks named therein (with an attached schedule identifying the other subsidiaries of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.3 Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.4 Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the

         Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.5 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

*10.6 1993 Key Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on
         Schedule 14A for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

*10.7    Executive Incentive Bonus Plan is incorporated herein by reference to
         Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

*10.8 Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit
         10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

*10.9 Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

10.10 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

*10.11 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and Robert L. Grissinger is incorporated herein by reference to Exhibit
         10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

21.1     Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP

24.1     Powers of Attorney.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                SHILOH INDUSTRIES, INC.


                                                By: /s/ ROBERT L. GRISSINGER
                                                        Robert L. Grissinger
                                                        Chairman, President and
                                                        Chief Executive Officer

                                                DATE: JANUARY 29, 1999

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                                    TITLE                                                DATE
           ---------                                    -----                                                ----
         *                                  Vice Chairman and Director                                 January 29, 1999
Dominick C. Fanello

/s/ ROBERT L. GRISSINGER                    Chairman, President and                                    January 29, 1999
Robert L. Grissinger                        and Director (Principal
                                            Executive Officer)

      *                                     Treasurer and Chief Financial                              January 29, 1999
Craig A. Stacy                              Officer (Principal Accounting
                                            and Principal Financial Officer)

      *                                     Director                                                   January 29, 1999
James C. Fanello

       *                                    Director                                                   January 29, 1999
Curtis E. Moll

      *                                     Director                                                   January 29, 1999
Dieter Kaesgen

      *                                     Director                                                   January 29, 1999
David J. Hessler

       *                                    Director                                                   January 29, 1999
Richard S. Gray

       *                                    Director                                                   January 29, 1999
James A. Karman

         *                                  Director                                                   January 29, 1999
Theodore K. Zampetis

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:  /s/ ROBERT L. GRISSINGER
         ROBERT L. GRISSINGER,
         ATTORNEY-IN-FACT

                                  EXHIBIT INDEX

EXHIBIT NO.                                 EXHIBIT DESCRIPTION
----------                                  -------------------
2.1 Stock Purchase Agreement, dated May 22, 1996, by and between the Company and Bettis Corporation is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No. 0-21964).

2.2 Asset Purchase Agreement, dated September 6, 1996, among Greenfield Acquisition, Inc., Greenfield Die & Manufacturing Corp. and 3-D Engineering, Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed July 24, 1996 (Commission File No. 0-21964).

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

10.1 Credit Agreement, dated as of January 22, 1998 by and among Shiloh Industries, Inc., Shiloh of Michigan L.L.C., the Banks listed on Annex A thereto and KeyBank National Association, as Agent is incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report or Form 10-Q for the fiscal quarter ended January 31, 1998 (Commission File No. 0-21964).

EXHIBIT NO.                                  EXHIBIT DESCRIPTION
-----------                                  -------------------

10.2 Guaranty of Payment, dated April 16, 1996, by the Company in favor of the Banks named therein (with an attached schedule identifying the other subsidiaries of the Company that have entered into an identical agreement) is incorporated herein by reference to
                           Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.3 Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to
                           Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.4 Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No.
                           0-21964).

10.5 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.6 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

10.7 Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.8 Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

10.9 Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to
                           Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

10.10 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

EXHIBIT NO.                                   EXHIBIT DESCRIPTION
-----------                                   -------------------

10.11 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and Robert L. Grissinger is incorporated herein by reference to
                           Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

21.1                       Subsidiaries of the Company.

23.1                       Consent of PricewaterhouseCoopers LLP.

24.1                       Powers of Attorney.

27.1                       Financial Data Schedule.