Form 10-Q
period 1999-01-31
SHILOH INDUSTRIES INC
filed 1999-03-15
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number          0-21964
                         --------------------

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

             Suite 202, 103 Foulk Road, Wilmington, Delaware 19803
--------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

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

     Number of shares of Common Stock outstanding as of March 12, 1999 was 13,080,563 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----




                                                                          Page
                                                                          ----

         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet                               3

                  Consolidated Statement of Income                         4

                  Consolidated Statement of Cash Flows                     5

                  Notes to Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14

         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 15

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET



                                                       (Unaudited)
                                                       January 31,      October 31,
                                                          1999              1998
                                                      ------------      ------------
ASSETS

Cash and cash equivalents                             $  3,238,715      $    642,723
Accounts receivable                                     58,780,191        46,802,379
Inventories, net                                        44,075,570        44,783,947
Deferred income taxes                                    1,290,357         1,290,357
Prepaid expenses                                         4,606,835         3,543,716
                                                      ------------      ------------
      Total current assets                             111,991,668        97,063,122
                                                      ------------      ------------


Property, plant and equipment, net                     254,072,959       240,440,580
Goodwill                                                11,953,914        12,056,054
Other assets                                             5,494,780         5,269,086
                                                      ------------      ------------
      Total assets                                    $383,513,321      $354,828,842
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                      $ 31,428,416      $ 23,863,107
Short-term debt                                         16,625,000              --
Accrued income taxes                                     2,475,923         1,020,204
Advanced billings                                        2,083,320         2,836,203
Other accrued expenses                                  12,634,633        12,983,892
                                                      ------------      ------------
      Total current liabilities                         65,247,292        40,703,406
                                                      ------------      ------------

Long-term debt                                         137,975,000       135,865,000
Deferred income taxes                                   14,562,840        14,562,840
Long-term pension liability                                879,800           879,800
                                                      ------------      ------------
      Total liabilities                                218,664,932       192,011,046
                                                      ------------      ------------

Stockholders' equity
  Common stock                                             130,805           130,805
  Paid-in capital                                       39,399,805        39,399,805
  Retained earnings                                    125,317,779       123,287,186
                                                      ------------      ------------
      Total stockholders' equity                       164,848,389       162,817,796
                                                      ------------      ------------


      Total liabilities and stockholders' equity      $383,513,321      $354,828,842
                                                      ============      ============








The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                  Three months ended January 31,
                                                  --------------------------------
                                                        1999             1998
                                                        ----             ----
Revenues                                            $81,601,103      $73,930,008
Cost of sales                                        69,204,147       58,902,298
                                                    -----------      -----------
Gross Profit                                         12,396,956       15,027,710

Selling, general and administrative expenses          7,713,930        6,136,787
                                                    -----------      -----------
Operating income                                      4,683,026        8,890,923

Interest expense                                      1,697,424          995,074
Interest income                                          55,866            4,261
Minority interest                                       222,280           82,586
Other income (expense), net                              38,033           11,872
                                                    -----------      -----------
Income before income taxes                            3,301,781        7,994,568

Provision for income taxes                            1,271,186        3,069,914
                                                    -----------      -----------

Net income                                          $ 2,030,595      $ 4,924,654
                                                    ===========      ===========

Basic earnings per share:
     Net income                                           $ .16           $  .38
                                                          =====           ======

     Weighted average number of common shares:       13,080,563       13,038,763

Diluted earnings per share:
     Net income                                           $ .16           $  .38
                                                          =====           ======

     Weighted average number of common shares:       13,093,071       13,084,618



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months ended January 31,
                                                                 ------------------------------
                                                                    1999               1998
                                                                    ----               ----

Cash Flows From Operating Activities:
    Net income                                                 $  2,030,595       $  4,924,654
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                           4,514,672          3,547,290
          Minority interest                                        (222,280)            82,586
          Gain on sale of assets                                       (943)            (2,163)
          Changes in operating assets and liabilities net
          of effects of business acquired:
                  Accounts receivable                            (11,977,812)       (3,409,193)
                  Inventories                                        708,377           430,806
                  Prepaids and other assets                       (1,066,535)         (489,151)
                  Payables and accruals                            6,552,853        (3,547,231)
                  Accrued income taxes                             1,366,033         3,118,704
                                                               ------------       ------------

    Net cash provided by operating  activities                     1,903,740         4,657,522
                                                               ------------       ------------

Cash Flows From Investing Activities:
       Capital expenditures                                      (18,049,048)      (21,933,934)
       Proceeds from sale of assets                                    6,300                --
                                                               ------------       ------------

    Net cash used in investing activities                        (18,042,748)      (21,933,934
                                                               ------------       ------------

Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                       16,625,000         19,100,000
       Repayments of short-term borrowings                             --           (4,000,000)
       Proceeds from long-term borrowings                         4,110,000          3,000,000
       Repayments of long-term borrowings                        (2,000,000)              --
                                                               ------------       ------------
    Net cash provided by financing activities                    18,735,000         18,100,000
                                                               ------------       ------------
Net increase (decrease) in cash and cash equivalents              2,595,992            823,588
Cash and cash equivalents at beginning of period                    642,723            191,688
                                                               ------------       ------------
Cash and cash equivalents at end of period                     $  3,238,715       $  1,015,276
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

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation and Business
-------------------------------------------

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report to Stockholders.

Revenues and operating results for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:


                                              January 31,           October 31,
                                                  1999                  1998
                                             ------------          ------------


Raw materials                                $ 19,125,121          $ 17,725,301
Work-in-process                                18,664,744            21,012,774
Finished goods                                  7,501,957             7,253,874
                                             ------------          ------------
    Total at average cost                      45,291,822            45,991,949
LIFO reserve                                   (1,216,252)           (1,208,002)
                                             ------------          ------------
    Total                                    $ 44,075,570          $ 44,783,947
                                             ============          ============


NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:

                                               January 31,          October 31,
                                                  1999                  1998
                                             ------------          ------------
Land                                         $  6,546,906          $  6,098,992
Buildings and improvements                     87,973,122            87,837,749
Machinery and equipment                       184,084,232           180,474,182
Furniture and fixtures                         10,007,845             9,896,521
Construction in progress                       45,383,967            31,768,168
                                             ------------          ------------
    Total, at cost                            333,996,072           316,075,612
Less:  Accumulated depreciation               (79,923,113)          (75,635,032)
                                             ------------          ------------
Net property, plant and equipment            $254,072,959          $240,440,580
                                             ============          ============

NOTE 4 - Financing Arrangements:
--------------------------------

                                                                                        January 31,              October 31,
                                                                                           1999                      1998
                                                                                        -----------              -----------
Short-term debt consists of the following:

Revolving credit loan  - interest at 6.2% at January 31, 1999                          $ 16,625,000                  ---

Long-term debt consists of the following:

Revolving credit loan - interest at 5.61% at January 31, 1999                          $132,575,000            $130,465,000
Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.44% payable on
     February 1, 2010                                                                     5,400,000               5,400,000
                                                                                        -----------              -----------

 Total                                                                                 $154,600,000            $135,865,000
                                                                                       ============            ============



Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility ("Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of January 31, 1999, the factor as determined by the pricing matrix was 0.4%. The terms of the agreement also require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.225% of the outstanding loan balance. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan Facility. On December 28, 1998 the Company extended the existing facility with KeyBank to include an additional $35.0 million that will expire on April 30, 1999, at which time the Company will renegotiate the Shiloh Facility.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate interest bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds, in the amount of $5.4 million, were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio in 1996. The entire $5.4 million of such proceeds was outstanding as of January 31, 1999.

Certain of the debt agreements described above contain various restrictive covenants which, among others things, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures.

Under the Company's revolving credit facilities, $19.4 million was unused at January 31, 1999.

NOTE 5 - Other Information:
---------------------------

During the first quarter ended January 31, 1999 and 1998, cash payments for interest amounted to $2.0 million and $1.2 million respectively, while no cash payments for income taxes were made during the first quarter of 1999 cash payments, net of refunds, of $2.0 million were made for income taxes during the first quarter of fiscal 1998. The provision for income taxes was $1.3 million for the first three months of fiscal 1999 compared with $3.1 million for the comparable period in fiscal 1998, representing effective tax rates of 38.5% and 38.4%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,200,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first quarter of fiscal 1999, 198,500 stock options were granted but no options were exercised during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company is a vertically integrated steel processor that supplies blanks, stampings and processed steel as well as designs and builds tools and dies for the automotive and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). The Company operates through ten subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc. ("Medina Blanking"), Sectional Stamping, Inc. ("Sectional Stamping"), Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel Company, Greenfield Die & Manufacturing Company, C&H Design Company, d.b.a. C&H Die Technology and Jefferson Blanking, Inc. ("Jefferson Blanking").

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

In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to the customers on a toll processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during the period, the Company estimates that during the past three years approximately 87.4%, 87.2% and 85.9%, respectively, of total tons processed were on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not, consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

Results of Operations
---------------------

THREE MONTHS ENDED JANUARY 31, 1999
COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

REVENUES. Revenues increased by $7.7 million, or 10.4%, to $81.6 million for the first quarter of fiscal 1999 from $73.9 million for the comparable period in fiscal 1998. The increase in revenue is primarily due to Sectional Stamping's increased volumes with three primary customers and increased tailor welded blanking revenue at Medina Blanking. Revenues from blanking and stamping and other steel processing operations increased 12.6% and 4.8%, respectively, for the first quarter of fiscal 1999, from the comparable period in fiscal 1998. The percentage of revenue from directly owned steel processed increased to 73.3% for the first quarter of fiscal 1999 from 67.3% for the comparable period in fiscal 1998. The percentage of revenues from toll processed steel decreased to 26.7% for the first quarter of fiscal 1999 from 32.7% for the comparable period in fiscal 1998. This shift in the mix of revenue from toll processing and directly owned steel processing resulted from a shift in customer orders for the quarter.

GROSS PROFIT. Gross profit decreased by $2.6 million, or 17.5%, to $12.4 million for the first quarter of fiscal 1999 from $15.0 million for the comparable period in fiscal 1998. Gross margin decreased to 15.2% for the first quarter of fiscal 1999 from 20.3% for the comparable period in fiscal 1998. The decline in gross margin is primarily attributed to three primary factors: an increase in direct sales resulting in higher cost of goods sold, decreased scrap sales resulting from a lower market price for scrap steel, and lower margin on certain tool and die projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 25.7% to $7.7 million for the first quarter of fiscal 1999 from $6.1 million for the comparable period in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 9.5% for the first quarter of fiscal 1999 from 8.3% for the comparable period in fiscal 1998. The increase, in dollars, was primarily the result of inclusion of Jefferson Blanking which was not operational during the first quarter of fiscal 1998, increased corporate staffing and professional fees associated with the negotiation of two union contracts.

OTHER. The Company incurred interest expense of $1.6 million in the first quarter of fiscal 1999 compared to $1.0 million of interest expense in the comparable period of fiscal 1998. This increase is due primarily to increased average borrowings. Interest expense of approximately $.4 million relating to expansion of several facilities was capitalized during the first quarter of fiscal 1999. The provision for income taxes was $1.3 million in the first quarter of fiscal 1999 compared with $3.1 million for the comparable period in fiscal 1998, representing effective tax rates of 38.5% and 38.4%, respectively.

NET INCOME. Net income from continuing operations for the first quarter of fiscal 1999 decreased by $2.9 million, or 58.8%, to $2.0 million from $4.9 million for the comparable period in fiscal 1998. This decrease was the result of an increase in revenue attributed to directly owned steel, thereby resulting in an increase in cost of goods sold, decreased scrap sales as a result of a lower market price for scrap steel, lower margins on certain tool and die projects, higher interest expense resulting from a higher average level of debt and increased depreciation resulting from increased capital expenditures.

Liquidity and Capital Resources
-------------------------------

At January 31, 1999, the Company had $46.7 million of working capital, representing a current ratio of 1.72 to 1 and a debt-to-capitalization ratio of 48.4%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1999.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first quarter of fiscal 1999 was $1.9 million as compared to $4.7 million for the comparable period of fiscal 1998, primarily as a result of the increase in accounts receivable partially offset by the increase in accounts payable. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $18.0 million during the first quarter of fiscal 1999 and $21.9 million for the comparable period in fiscal 1998. Approximately $16.0 million of the capital expenditures during the first quarter of fiscal 1999 were for expansions of the Company's current blanking and stamping facilities as well as new construction at Jefferson Blanking and Medina Blanking. These additions are being constructed or obtained to support increased business and anticipated new business. The Company's total capital budget for fiscal 1999, including carryover from the previous year amounts to approximately $50.0 million.

Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility (the "Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of January 31, 1999, the factor as determined by the pricing matrix was 0.4%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.225% of the outstanding balance. On January 22, 1998, the Company used $28.0 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan facility. On December 28, 1998 the Company extended the credit facility with KeyBank to include an additional $35.0 million that will expire on April 30, 1999 at which time the Company will renegotiate the Shiloh Facility.

The Company executed a promissory note as of December 6, 1996 in favor of Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR rate plus 3/4%.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are secured by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The $5.4 million of such proceeds was outstanding as of January 31, 1999.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $174.0 million, $19.4 million of which was unused at January 31, 1999.

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

As a supplier to the automotive industry, the Company takes an active role in many industry-sponsored organizations, including the American Iron and Steel Institute ("AISI") and the Automotive Industry Action Group ("AIAG"). The AIAG has been proactive in working with OEMs and Tier 1,2 and 3 suppliers to ensure that the industry as a whole addresses the Year 2000 problem. The AIAG provides tools to assist in achieving compliance including questionnaires, regular meetings of members, follow-up by AIAG personnel regarding the answers to the questionnaires, etc. The Company will continue to work with such organizations in order to have access to the tools available to address the Year 2000 problem. To date, the Company has not spent a material amount on specific Year 2000 issues. As of January 31, 1999, the Company spent approximately $9.8 million on a new business system; however, the Company cannot quantify the amount directly related to Year 2000 compliance. Similarly, the Company, at this time, cannot quantify the amount to be spent on Year 2000 issues and compliance matters related thereto.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1999 as well as over the long term such as, without limitation, (i) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade,
(ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material. (iv) risks associated with integrating operations of acquired companies, (v) potential disruptions in operations due to or during facility expansions, (vi) a labor dispute involving the Company, its customers or suppliers, and (vii) the potential inability to adequately address issues relating to the Year 2000 problems. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw material. The general level of inflation has not had a material effect on the Company's financial results.

Euro Conversion

On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro". The currency existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currency will be available in the Participating Countries. Because the Company has no foreign operations and no material foreign sales, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company" business, prospects, results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculative purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

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

Date: March 15, 1999               SHILOH INDUSTRIES, INC.



                                            By:  /s/ Robert L. Grissinger
                                                -------------------------------
                                                     Robert L. Grissinger,
                                                     Chairman, President
                                                     and Chief Executive Officer




                                            By:  /s/ Craig A. Stacy
                                                -------------------------------
                                                     Craig A. Stacy,
                                                     Chief Financial Officer
                                                     and Treasurer