Form 10-Q
period 1999-04-30
SHILOH INDUSTRIES INC
filed 1999-06-14
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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

Number of shares of Common Stock outstanding as of June 11, 1999 was 13,080,563 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----



                                                                                                Page
                                                                                                ----

         PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets                                                   3

                  Consolidated Statements of Income                                             4

                  Consolidated Statements of Cash Flows                                         5

                  Notes to Consolidated Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                          9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            15

         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                   16


Item 6.  Exhibits and Reports on Form 8-K                                                      17

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                     April 30,     October 31,
                                                       1999           1998
                                                   ------------   ------------
ASSETS
------

Cash and cash equivalents                          $  5,567,278   $    642,723
Accounts receivable                                  65,165,388     46,802,379
Inventories, net                                     41,210,115     44,783,947
Deferred income taxes                                 1,290,357      1,290,357
Prepaid expenses                                      3,732,914      3,543,716
                                                   ------------   ------------
      Total current assets                          116,966,052     97,063,122
                                                   ------------   ------------


Property, plant and equipment, net                  251,501,196    240,440,580
Goodwill                                             11,851,775     12,056,054
Other assets                                          5,646,753      5,269,086
                                                   ------------   ------------
      Total assets                                 $385,965,776   $354,828,842
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                   $ 25,674,192   $ 23,863,107
Short-term debt                                      16,230,000           --
Accrued income taxes                                  3,867,945      1,020,204
Advanced billings                                     2,324,767      2,836,203
Other accrued expenses                               17,104,088     12,983,892
                                                   ------------   ------------
      Total current liabilities                      65,200,992     40,703,406
                                                   ------------   ------------

Long-term debt                                      135,975,000    135,865,000
Deferred income taxes                                14,562,840     14,562,840
Long-term pension liability                             879,800        879,800
Other liabilities                                       485,173           --
                                                   ------------   ------------

      Total liabilities                             217,103,805    192,011,046

Stockholders' equity
  Common stock                                          130,805        130,805
  Paid-in capital                                    39,399,805     39,399,805
  Retained earnings                                 129,331,361    123,287,186
                                                   ------------   ------------
      Total stockholders' equity                    168,861,971    162,817,796
                                                   ------------   ------------

      Total liabilities and stockholders' equity   $385,965,776   $354,828,842
                                                   ============   ============

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three months ended April 30,    Six months ended April 30,
                                               ----------------------------    --------------------------
                                                   1999            1998           1999           1998
                                                   ----            ----           ----           ----

Revenues                                       $ 89,564,775    $ 82,037,736   $171,165,878   $155,967,744
Cost of sales                                    73,283,884      64,879,401    142,488,037    123,781,699
                                               ------------    ------------   ------------   ------------
Gross Profit                                     16,280,891      17,158,335     28,677,841     32,186,045

Selling, general and administrative expenses      8,088,631       6,785,455     15,802,562     12,922,242
Operating income                                  8,192,260      10,372,880     12,875,279     19,263,803
                                               ------------    ------------   ------------   ------------

Interest expense                                  1,790,382       1,080,071      3,487,806      2,075,146
Interest income                                      25,203          53,972         81,069         58,233
Minority interest                                   112,743          47,455        335,023        130,041
Other income (expense), net                         (13,671)         83,594         24,362         95,468
                                               ------------    ------------   ------------   ------------
Income before income taxes                        6,526,153       9,477,830      9,827,927     17,472,399

Provision for income taxes                        2,512,566       3,639,487      3,783,752      6,709,401
                                               ------------    ------------   ------------   ------------
Net income                                     $  4,013,587    $  5,838,343   $  6,044,175   $ 10,762,998
                                               ============    ============   ============   ============

Basic earnings per share:

     Net income                                $        .31    $        .45   $        .46   $        .83

     Weighted average number of common
     shares:                                     13,080,563      13,045,579     13,080,563     13,042,115

Diluted earnings per share:

     Net income                                $        .31    $        .45   $        .46   $        .82

     Weighted average number of  common
     shares:                                     13,085,317      13,122,257     13,086,868     13,100,819


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months ended April 30,
                                                        --------------------------
                                                          1999            1998
                                                          ----            ----
Cash Flows From Operating Activities:
  Net income                                          $  6,044,175    $ 10,762,998
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                     8,921,005       7,288,786
       Minority interest                                  (335,023)       (130,041)
       Loss (gain) on sale of assets                      (472,016)            785
       Changes in operating assets and liabilities:
             Accounts receivable                       (18,363,009)     (1,586,034)
             Inventories                                 3,573,832       1,758,167
             Prepaids and other assets                    (231,841)         81,211
             Payables and accruals                       5,905,018         (91,529)
             Accrued income taxes                        2,847,741       2,658,310
                                                      ------------    ------------
  Net cash provided by operating  activities             7,889,882      20,742,653
                                                      ------------    ------------

Cash Flows From Investing Activities:
     Capital expenditures                              (30,564,038)    (41,226,119)
     Proceeds from sale of assets                       11,258,711            --
                                                      ------------    ------------
  Net cash used in investing activities                (19,305,327)    (41,226,119)
                                                      ------------    ------------

Cash Flows From Financing Activities:
     Proceeds from short-term borrowings                30,040,000            --
     Repayments of short-term borrowings               (13,810,000)     (3,000,000)
     Proceeds from long-term borrowings                  4,110,000      24,000,000
     Repayments of long-term borrowings                 (4,000,000)           --
     Issuance of common stock                                 --           339,063
                                                      ------------    ------------
  Net cash provided by financing activities             16,340,000      21,339,063
                                                      ------------    ------------
Net increase in cash and cash equivalents                4,924,555         855,597

Cash and cash equivalents at beginning of period           642,723         191,688
                                                      ------------    ------------
Cash and cash equivalents at end of period            $  5,567,278    $  1,047,285
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

Revenues and operating results for the six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:

                              April 30,      October 31,
                                1999            1998
                            ------------    ------------


Raw materials               $ 17,453,506    $ 17,725,301
Work-in-process               17,460,206      21,012,774
Finished goods                 7,564,405       7,253,874
                            ------------    ------------
    Total at average cost     42,478,117      45,991,949
LIFO reserve                  (1,268,002)     (1,208,002)
                            ------------    ------------
    Total                   $ 41,210,115    $ 44,783,947
                            ============    ============


NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:

                                           April 30,       October 31,
                                             1999              1998
                                         -------------    -------------
Land                                     $   6,749,752    $   6,098,992
Buildings and improvements                  87,994,167       87,837,749
Machinery and equipment                    173,103,870      180,474,182
Furniture and fixtures                      10,287,709        9,896,521
Construction in progress                    56,747,347       31,768,168
                                         -------------    -------------
  Total, at cost                           334,882,845      316,075,612
Less:  Accumulated depreciation            (83,381,649)     (75,635,032)
                                         -------------    -------------
     Net property, plant and equipment   $ 251,501,196    $ 240,440,580
                                         =============    =============

NOTE 4 - Financing Arrangements:
--------------------------------

                                                                         April 30,     October 31,
                                                                           1999           1998
                                                                       ------------   ------------

Short-term debt consists of the following:

     Revolving credit loan -- interest at 6.04% at April 30, 1999      $ 16,230,000           --
                                                                       ------------   ------------

Long-term debt consists of the following:

     Revolving credit loan - interest at 5.28% at April 30, 1999        130,575,000   $130,465,000
     Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.10% payable on
          February 1, 2010                                                5,400,000      5,400,000
                                                                       ------------   ------------

     Total Long-term debt                                               135,975,000    135,865,000
                                                                       ------------   ------------

Total                                                                  $152,205,000   $135,865,000
                                                                       ============   ============


Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility ("Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of April 30, 1999, the factor as determined by the pricing matrix was 0.4%. The terms of the agreement also require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.225% of the outstanding loan balance. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan Facility. On December 28, 1998 the Company amended the existing facility with KeyBank to include an additional $35.0 million that expired on April 30, 1999. The $35.0 million amendment was increased to $45.0 million on April 30, 1999 and expires on July 31, 1999, at which time the Company will enter into discussions for a new arrangement with KeyBank. There can be no assurance that the Company will enter into any such arrangement and, if entered, there can be no assurance that the terms of any such arrangement will be satisfactory to the Company.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate interest bonds due 2010, which are collateralized by the Company with a letter of credit. The funds from these bonds, in the amount of $5.4 million, were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio in 1996. The entire $5.4 million of such proceeds was outstanding as of April 30, 1999.

Certain of the debt agreements described above contain various restrictive covenants which, among other things, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures. As of April 30, 1999, the Company was in compliance with the applicable covenants under its debt agreements.

Total availability under the Company's unsecured lines of credit and revolving credit facilities is $184.0 million, $31.8 million of which was unused at April 30, 1999.

NOTE 5 - Other Information:
---------------------------

During the six months ended April 30, 1999 and 1998, cash payments for interest amounted to $3.9 million and $2.1 million respectively, while cash payments, net of refunds, for income taxes amounted to $0.7 and $4.1 million, respectively. The provision for income taxes was $3.8 million for the first six months of fiscal 1999 compared with $6.7 million for the comparable period in fiscal 1998, representing effective tax rates of 38.5% and 38.4%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,200,000 shares at an exercise price equal to 100% of market price on the date of grant. During the second quarter of fiscal 1999, no stock options were granted or exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company is an integrated steel processor that supplies blanks, stampings and processed steel as well as designs and builds tools and dies for the automotive and other industries. The Company currently provides a broad range of intermediate steel processing services, which include: (i) blanking and stamping; and (ii) other steel processing services (which include pickling hot rolled steel, slitting, edge trimming, roller leveling and cutting to length of both hot and cold rolled steel). The Company operates through ten subsidiaries, Shiloh Corporation, Valley City Steel Company, The Sectional Die Company, Medina Blanking, Inc. ("Medina Blanking"), Sectional Stamping, Inc.("Sectional Stamping"), Liverpool Coil Processing, Inc., Shiloh of Michigan, L.L.C., the Company's joint venture with Rouge Steel Company, Greenfield Die & Manufacturing Company ("Greenfield"), C&H Design Company, d.b.a. C&H Die Technology and Jefferson Blanking, Inc.("Jefferson Blanking").

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

Results of Operations
---------------------

THREE MONTHS ENDED APRIL 30, 1999
COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

REVENUES. Revenues increased by $7.5 million, or 9.2%, to $89.6 million for the second quarter of fiscal 1999 from $82.0 million for the comparable period in fiscal 1998. The increase in revenue is primarily due to Sectional Stamping's increased volumes primarily as a result of increased production from three customers, increased tailor welded blanking revenue at Medina Blanking, increased tool and die sales at Greenfield and the inclusion of Jefferson Blanking which was not operational during the second quarter of 1998. Revenues from blanking and stamping increased 14.7% while revenue from other steel processing operations decreased 8.3%, for the second quarter of fiscal 1999, from the comparable period in fiscal 1998. The percentage of revenue from directly owned steel processed decreased to 70.6% for the second quarter of fiscal 1999 from 72.0% for the comparable period in fiscal 1998. The percentage of revenues from toll processed steel increased to 29.4% for the second quarter of fiscal 1999 from 28.0% for the comparable period in fiscal 1998. This shift in the mix of revenue from directly owned steel processing to more toll processing resulted from a shift in customer orders for the quarter.

GROSS PROFIT. Gross profit decreased by $0.9 million, or 5.1%, to $16.3 million for the second quarter of fiscal 1999 from $17.2 million for the comparable period in fiscal 1998. Gross margin decreased to 18.2% for the second quarter of fiscal 1999 from 20.9% for the comparable period in fiscal 1998. The decline in gross margin is attributed to four primary factors: decreased scrap sales resulting from an approximate 36% decrease in the scrap price per gross ton from the second quarter of fiscal 1998 to the comparable period in fiscal 1999, increased depreciation resulting from increased capital expenditures, start-up costs on several new programs and lower margin on certain tool and die projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 19.2% to $8.1 million for the second quarter of fiscal 1999 from $6.8 million for the comparable period in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 9.0% for the second quarter of fiscal 1999 from 8.3% for the comparable period in fiscal 1998. The increase, in dollars, was the result of increased corporate staffing and professional fees associated with the negotiation of two union contracts and inclusion of Jefferson Blanking which was not operational during the second quarter of fiscal 1998.

OTHER. The Company incurred interest expense of $1.8 million in the second quarter of fiscal 1999 compared to $1.1 million of interest expense in the comparable period of fiscal 1998. This increase is due primarily to increased average borrowings. Interest expense of approximately $0.5 million relating to the expansion of several facilities was capitalized during the second quarter of fiscal 1999. The provision for income taxes was $2.5 million in the second quarter of fiscal 1999 compared with $3.6 million for the comparable period in fiscal 1998, representing effective tax rates of 38.5% and 38.4%, respectively.

NET INCOME. Net income from continuing operations for the second quarter of fiscal 1999 decreased by $1.8 million, or 31.3%, to $4.0 million from $5.8 million for the comparable period in fiscal 1998. This decrease was the result of decreased scrap sales as a result of a lower market price for scrap steel, lower margins on certain tool and die projects, higher interest expense resulting from a higher average level of debt and increased depreciation resulting from increased capital expenditures.

SIX MONTHS ENDED APRIL 30, 1999
COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

REVENUES. Revenues increased by $15.2 million, or 9.7%, to $171.2 million for the first six months of fiscal 1998 from $156.0 million for the comparable period in fiscal 1998. Revenues from blanking and stamping increased 14.7% while revenue from other steel processing operations decreased 6.1% for the first six months of fiscal 1999 from the comparable period in fiscal 1998. The percentage of revenues from directly owned steel decreased to 70.3% for the first six months of fiscal 1999 from 71.7% for the comparable period in fiscal 1998. Revenues from toll processed steel increased to 29.7% for the first six months of fiscal 1999 from 28.3% for the comparable period in fiscal 1998. The increase in the percentage of revenues from toll processed steel was primarily due to the increased toll processing revenue and tonnage at certain facilities during the first quarter of fiscal 1999.

GROSS PROFIT. Gross profit decreased by $3.5 million, or 10.9%, to $28.7 million for the first six months of fiscal 1999 from $32.2 million for the comparable period in fiscal 1998. Gross margin decreased to 16.8% for the first six months of fiscal 1999 from 20.6% for the comparable period in fiscal 1998. The decline in gross margin is attributed to four primary factors: decreased scrap sales resulting from an approximate 43% decrease in the scrap price per gross ton from the first six months of fiscal 1998 to the comparable period in fiscal 1999, increased depreciation resulting from increased capital expenditures, start-up costs on several new programs and lower margin on certain tool and die projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.9 million, or 22.3% to $15.8 million for the first six months of fiscal 1999 from $12.9 million for the comparable period in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 9.2% for the first six months of fiscal 1999 from 8.3% for the comparable period in fiscal 1998. The increase was the result of additional corporate staffing and related insurance, taxes and benefits and professional fees associated with recruitment and negotiation of two union contracts. The increase was also attributable to the inclusion of Jefferson Blanking during the first six months of fiscal 1999 which was not operational during the comparable period in fiscal 1998.

OTHER. Interest expense increased to $3.5 million for the first six months of fiscal 1999 from $2.1 million for the comparable period in fiscal 1998 due primarily to increased average borrowings during the first six months of fiscal 1999 that were primarily in connection with significant capital expenditures made during fiscal 1998 and 1999. Interest expense of approximately $1.0 million relating to expansion of several facilities was capitalized during the first six months of fiscal 1999. The provision for income taxes was $3.8 million for the first six months of fiscal 1999 compared with $6.7 million for the comparable period in fiscal 1998 representing effective tax rates of 38.5% and 38.4%, respectively.

NET INCOME. Net income from continuing operations for the first six months of fiscal 1999 decreased by $4.7 million, or 43.8%, to $6.0 million from $10.8 million for the comparable period in fiscal 1998. This decrease was the result of decreased scrap sales resulting from a lower market price for scrap steel, lower margins on certain tool and die projects, higher interest expense resulting from a higher average level of debt and increased depreciation resulting from increased capital expenditures.

\
Liquidity and Capital Resources
-------------------------------

At April 30, 1999, the Company had $68.1 million of working capital, representing a current ratio of 2.4 to 1 and a debt-to-capitalization ratio of 47.4%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1999.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities for the first six months of fiscal 1999 was $7.9 million as compared to $20.7 million for the comparable period of fiscal 1998, primarily as a result of the increase in accounts receivable partially offset by the increase in accounts payable and a decrease in net income. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $30.6 million during the first six months of fiscal 1999 and $41.2 million for the comparable period in fiscal 1998. Approximately $21.5 million of the capital expenditures during the second quarter of fiscal 1999 were for expansions of the Company's current blanking and stamping facilities as well as new construction at Jefferson Blanking and Medina Blanking. These additions are being constructed or obtained to support increased business and anticipated new business. The Company's total capital budget for fiscal 1999, including carryover from the previous year, amounts to approximately $50.0 million.

Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility (the "Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of April 30, 1999, the factor as determined by the pricing matrix was 0.4%. The terms of the agreement require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.225% of the outstanding loan balance. On January 22, 1998, the Company used $28.0 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan facility. On December 28, 1998 the Company amended the existing facility with KeyBank to include an additional $35.0 million that expired on April 30, 1999. The $35.0 million amendment was increased to $45.0 million on April 30, 1999 and expires on July 31, 1999, at which time the Company will enter into discussions for a new arrangement with KeyBank. There can be no assurance that the Company will enter into any such arrangement and, if entered, there can be no assurance that the terms of any such arrangement will be satisfactory to the Company.

The Company executed a promissory note as of December 6, 1996 in favor of Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR plus 0.75%.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are collateralized by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The $5.4 million of such proceeds was outstanding as of April 30, 1999.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $184.0 million, $31.8 million of which was unused April 30, 1999.

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

As a key supplier to the automotive and other manufacturing industries, the Company's major exposure for the Year 2000 problems is the effect of shutting down production at one of its customer's facilities by failing to provide materials or parts. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of a customer's facility. Such a finding could have an adverse material impact on the Company's operating results.

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

As a supplier to the automotive industry, the Company takes an active role in many industry-sponsored organizations, including the American Iron and Steel Institute ("AISI") and the Automotive Industry Action Group ("AIAG"). The AIAG has been proactive in working with OEMs and Tier I, II and III suppliers to ensure that the industry as a whole addresses the Year 2000 problem. The AIAG provides tools to assist in achieving compliance including questionnaires, regular meetings of members, follow-up by AIAG personnel regarding the answers to the questionnaires, etc. To date, the Company has not spent a material amount on specific Year 2000 issues. As of April 30, 1999, the Company spent approximately $10.6 million on a new business system; however, the Company cannot quantify the amount directly related to Year 2000 compliance. Similarly, the Company, at this time, cannot quantify the amount to be spent on Year 2000 issues and compliance matters related thereto.

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

Euro Conversion

On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro". The currency existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currency will be available in the Participating Countries. Because the Company has no foreign operations and no material foreign sales, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

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

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On March 25, 1999, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took the following actions:

         (1) Elected as Class I Directors all nominees designated in the Proxy Statement dated February 17, 1999; and

         (2) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:

                                                                            BROKER
NOMINEE                            FOR                   WITHHELD          NON-VOTE
-------                            ---                   --------          --------

Robert L. Grissinger            10,458,859                23,107              --
Curtis E. Moll                  10,459,509                22,457              --
Theodore K. Zampetis            10,459,509                22,457              --



The approval of appointment of PricewaterhouseCoopers as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                                                 BROKER
FOR                        AGAINST                   ABSTAIN                    NON-VOTE
---                        -------                   -------                    --------
10,480,116                  1,500                      350                         --

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit 10 Amendment to Credit Agreement, dated as of April 30, 1999, by and between the Company and KeyBank National Association, as agent for the Banks as parties thereto.

                  Exhibit 27        Financial Data Schedule.

         b.       Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 1999                    SHILOH INDUSTRIES, INC.



                                           By: /s/ John F. Falcon
                                               ---------------------------------
                                                   John F. Falcon,
                                                   President
                                                   and Chief Executive Officer




                                           By: /s/ Craig A. Stacy
                                               ---------------------------------
                                                   Craig A. Stacy,
                                                   Chief Financial Officer
                                                   and Treasurer