Form 10-Q
period 1999-07-31
SHILOH INDUSTRIES INC
filed 1999-09-14
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number  0-21964
                       --------

                               SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       51-0347683
--------------------------------------      ------------------------------------
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

Number of shares of Common Stock outstanding as of September 13, 1999 was 13,080,563 shares.

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




                                                                              Page
                                                                              ----

         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets

                  Consolidated Statements of Income

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     (Unaudited)
                                                       July 31,         October 31,
                                                         1999               1998
                                                     ------------     ------------
ASSETS
------

Cash and cash equivalents                            $  5,956,055     $    642,723
Accounts receivable                                    61,276,034       46,802,379
Inventory                                              48,156,039       44,783,947
Deferred income taxes                                   1,290,357        1,290,357
Prepaid expenses                                        5,000,559        3,543,716
                                                     ------------     ------------
      Total current assets                            121,679,044       97,063,122
                                                     ------------     ------------

Property, plant and equipment, net                    260,950,064      240,440,580
Goodwill                                               11,749,636       12,056,054
Other assets                                            5,887,648        5,269,086
                                                     ------------     ------------
      Total assets                                   $400,266,392     $354,828,842
                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                     $ 35,778,096     $ 23,863,107
Short-term debt                                        20,549,000               --
Accrued income taxes                                    6,485,602        1,020,204
Advanced billings                                       1,809,168        2,836,203
Other accrued expenses                                 11,929,203       12,983,892
                                                     ------------     ------------
      Total current liabilities                        76,551,069       40,703,406
                                                     ------------     ------------

Long-term debt                                        134,810,000      135,865,000
Deferred income taxes                                  14,562,840       14,562,840
Long-term pension liability                               879,800          879,800
Other Liabilities                                         467,426               --
                                                     ------------     ------------
      Total liabilities                               227,271,135      192,011,046
                                                     ------------     ------------

Stockholders' equity
  Common stock                                            130,805          130,805
  Paid-in capital                                      39,399,805       39,399,805
  Retained earnings                                   133,464,647      123,287,186
      Total stockholders' equity                     ------------     ------------
                                                      172,995,257      162,817,796
                                                     ------------     ------------


      Total liabilities and stockholders' equity     $400,266,392     $354,828,842
                                                     ============     ============

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Three months ended July 31,   Nine Months ended July 31,
                                               ---------------------------   --------------------------
                                                    1999          1998          1999            1998
                                                    ----          ----          ----            ----

Revenues                                       $ 83,869,151   $ 64,367,661   $255,035,030   $220,335,409
Cost of sales                                    68,721,222     52,228,665    211,209,259    176,010,373
                                               ------------   ------------   ------------   ------------
Gross Profit                                     15,147,929     12,138,996     43,825,771     44,325,036

Selling, general and administrative expenses      6,719,541      6,481,529     22,522,103     19,403,770
                                               ------------   ------------   ------------   ------------
Operating income                                  8,428,388      5,657,467     21,303,668     24,921,266

Interest expense                                  2,062,727        976,653      5,550,534      3,069,045
Interest income                                      10,272         47,190         91,341        122,667
Minority interest                                    85,799         34,361        420,822        164,402
Other income, net                                   125,602         62,697        149,964        158,165
                                               ------------   ------------   ------------   ------------

Income before income taxes                        6,587,334      4,825,062     16,415,261     22,297,455
Provision for income taxes                        2,454,048      1,840,886      6,237,800      8,550,287
                                               ------------   ------------   ------------   ------------
Net income (loss)                              $  4,133,286   $  2,984,176   $ 10,177,461   $ 13,747,168
                                               ============   ============   ============   ============

Basic earnings per share:

     Net Income                                $        .32   $        .23   $        .78   $       1.05

     Weighted average number of common
 shares:                                         13,080,563     13,077,030     13,080,563     13,053,881

Diluted earnings per share:

     Net Income                                $        .32   $        .23   $        .78   $       1.05

     Weighted average number of common
 shares:                                         13,086,310     13,126,725     13,086,857     13,108,280



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Nine Months ended July 31,
                                                                 --------------------------
                                                                   1999             1998
                                                                   ----             ----

Cash Flows From Operating Activities:
    Net income                                                 $ 10,177,461    $ 13,747,168
    Adjustments to reconcile net income from continuing
       operations to net cash provided by operating
       activities:
          Depreciation and amortization                          13,565,777      11,076,187
          Minority interest                                        (420,822)       (164,402)
          Gain on sale of assets                                   (535,072)        (28,364)
          Changes in operating assets and liabilities net of
            Effects of business acquired:
                  Accounts receivable                           (14,473,655)     14,359,619
                  Inventories                                    (3,372,092)     (9,376,004)
                  Prepaids and other assets                      (1,681,050)       (463,343)
                  Payables and accruals                          10,300,693       1,870,623
                  Accrued income taxes                            5,465,397       2,312,702
                                                               ------------    ------------

    Net cash provided by operating activities                    19,026,637      33,334,189
                                                               ------------    ------------

Cash Flows From Investing Activities:
       Capital expenditures                                     (44,616,016)    (55,934,240)
       Proceeds from sale of assets                              11,408,711          30,900
                                                               ------------    ------------

    Net cash used in investing activities                       (33,207,305)    (55,903,340)
                                                               ------------    ------------

Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                       38,929,000              --
       Repayments of short-term borrowings                      (19,545,000)     (3,000,000)
       Proceeds from long-term borrowings                         4,110,000      26,000,000
       Repayments of long-term borrowings                        (4,000,000)             --
       Issuance of common stock                                          --         656,816
                                                               ------------    ------------
    Net cash provided by financing activities                    19,494,000      23,656,816
                                                               ------------    ------------

Net increase in cash and cash equivalents                         5,313,332       1,087,665

Cash and cash equivalents at beginning of period                    642,723         191,688
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $  5,956,055    $  1,279,353
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

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - Basis of Presentation and Business
-------------------------------------------

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders.

         Revenues and operating results for the nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - Inventories:
---------------------

Inventories consist of the following:


                                              July 31,      October 31,
                                                1999            1998
                                           ------------    ------------

Raw materials                              $ 22,819,614    $ 17,725,301
Work-in-process                              17,292,078      21,012,774
Finished goods                                9,332,350       7,253,874
                                           ------------    ------------
     Total at average cost                   49,444,042      45,991,949
LIFO reserve                                 (1,288,003)     (1,208,002)
                                           ------------    ------------
     Total                                 $ 48,156,039    $ 44,783,947
                                           ============    ============

NOTE 3 - Property, Plant and Equipment:
---------------------------------------

Property, plant and equipment consist of the following:


                                                                        July 31,       October 31,
                                                                         1999             1998
                                                                   -------------    -------------

Land                                                               $   8,100,247    $   6,098,992
Buildings and improvements                                            91,932,081       87,837,749
Machinery and equipment                                              183,816,944      180,474,182
Furniture and fixtures                                                10,770,639        9,896,521
Construction in progress                                              53,285,636       31,768,168
                                                                   -------------    -------------
     Total, at cost                                                  347,905,547      316,075,612
Less:  Accumulated depreciation                                      (86,955,483)     (75,635,032)
                                                                   -------------    -------------
Net property, plant and equipment                                  $ 260,950,064    $ 240,440,580
                                                                   =============    =============


NOTE 4 - Financing Arrangements:
--------------------------------


                                                                       July 31,      October 31,
                                                                         1999            1998
                                                                     ------------   ------------
Short-term debt consists of the following:

    Revolving credit loan - interest at 6.45% at July 31, 1999       $ 20,549,000             --
                                                                     ------------   ------------

Long-term debt consists of the following:

   Revolving credit loan - interest at 5.80% at July 31, 1999         129,410,000    130,465,000

   Variable rate industrial development bond, secured by letter of credit, weighted average interest rate at 3.55% payable on
     February 1, 2010                                                   5,400,000      5,400,000
                                                                     ------------   ------------

     Total long-term debt                                             134,810,000    135,865,000
                                                                     ------------   ------------

Total                                                                $155,359,000   $135,865,000
                                                                     ============   ============



Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility ("Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of July 31, 1999, the factor as determined by the pricing matrix was 0.4%. The terms of the agreement also require an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. This annual facility fee is currently 0.225% of the outstanding loan balance. On January 22, 1998, the Company used $28 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan Facility. On December 28, 1998 the Company amended the existing facility with KeyBank to include an additional $35.0 million that expired on April 30, 1999. The $35.0 million amendment was increased to $45.0 million on April 30, 1999 and expired on July 31, 1999. On August 1, 1999 the term of the $45.0 million amendment was extended to September 15, 1999.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate interest bonds due 2010, which are collateralized by the Company with a letter of credit. The funds from these bonds, in the amount of $5.4 million, were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio in 1996. The entire $5.4 million principal amount was outstanding as of July 31, 1999.

The Company executed a promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR plus 0.75%. As of July 31, 1999, there were no borrowings outstanding under this note.

Certain of the debt agreements described above contain various restrictive covenants which, among other things, require the Company's various operating subsidiaries to maintain minimum net worth levels and financial ratios. The agreements also place certain restrictions on additional indebtedness and capital expenditures. As of July 31, 1999 the Company was in compliance with the applicable covenants under its debt agreements.

Total availability at July 31, 1999 under the Company's unsecured lines of credit and revolving credit facilities was $184.0 million, of which $28.6 was unused.


NOTE 5 - Other Information:
---------------------------

During the nine months ended July 31, 1999 and 1998, cash payments for interest amounted to $6.2 million and $5.1 million respectively, while cash payments, net of refunds, for income taxes amounted to $0.9 million and $6.3 million, respectively. The provision for income taxes was $6.2 million for the first nine months of fiscal 1999 compared with $8.6 million for the comparable period in fiscal 1998, representing effective tax rates of 38.0% and 38.3%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,200,000 shares at an exercise price equal to 100% of market price on the date of grant. During the third quarter of fiscal 1999, 45,000 options were granted.

NOTE 6 - Subsequent Event:
--------------------------

On September 13, 1999 the Company entered into a new credit agreement with KeyBank, National Association, as agent for a group of lenders. The Company now has a $210.0 million commitment under the credit agreement, which expires in September 2004. The credit agreement is secured by an interest in all of the Company's and its domestic subsidiaries, accounts receivable, inventory and machinery and equipment. The credit agreement includes, without limitation, covenants involving minimum interest coverage, minimum net worth coverage and a minimum leverage ratio. In addition, the credit agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, prepayments of other debt and liens and encumbrances.

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

In analyzing the financial aspects of the Company's steel processing operations, a number of factors must be considered. First, plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. Because the Company performs a number of different processing operations, however, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other steel processing services and therefore generally have higher margins. Second, a significant portion of the Company's steel processing products and services is provided to the customers on a toll-processing basis. Under these arrangements, the Company charges a specified toll processing fee for the processing operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons processed by the Company that are directly owned and toll processed may fluctuate from quarter to quarter primarily based on the customers for which the Company is providing services during the period, the Company estimates that during the past three years approximately 87.4%, 87.2% and 85.9%, respectively, of total tons processed were on a toll processing basis. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not, consequently, toll processing generally results in lower gross profit, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues and gross profits but lower gross margins. The Company's blanking and stamping operations use more directly owned steel than do its other steel processing operations. In addition, changes in the price of steel can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel.

Results of Operations
---------------------

THREE MONTHS ENDED JULY 31, 1999
COMPARED TO THREE MONTHS ENDED JULY 31, 1998

REVENUES. Revenues increased by $19.5 million, or 30.3%, to $83.9 million for the third quarter of fiscal 1999 from $64.4 million for the comparable period in fiscal 1998. The increase in revenue is primarily due to increased volumes at the stamping facility as a result of increased production principally from three customers, increased tailor welded blanking revenue, increased tool and die sales and the inclusion of Jefferson Blanking which was in the initial start-up stages during the third quarter of fiscal 1998. Revenues from the blanking and stamping operations and other steel processing operations increased approximately 35.9% and 11.6% respectively for the third quarter of fiscal 1999 from the comparable period in fiscal 1998. The percentage of revenues from directly owned steel processed increased to 71.3% for the third quarter of fiscal 1999 from 70.2% for the comparable period in fiscal 1998. The percentage of revenues from toll processed steel decreased to 28.7% for the third quarter of fiscal 1999 from 29.8% for the comparable period in fiscal 1998. This shift of 1.1% between the mix of revenue from toll processed steel and directly owned steel processing resulted from a shift in customer orders for the quarter.

GROSS PROFIT. Gross profit increased by $3.0 million, or 24.8%, to $15.1 million for the third quarter of fiscal 1999 from $12.1 million for the comparable period in fiscal 1998. Gross margin decreased to 18.1% for the third quarter of fiscal 1999 from 18.9% for the comparable period in fiscal 1998. The increase in gross profit is a direct result of the $19.5 million increase in revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 3.7% to $6.7 million for the third quarter of fiscal 1999 from $6.5 million for the comparable period in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 8.0% for the third quarter of fiscal 1999 from 10.1% for the comparable period in fiscal 1998. The increase, in dollars, was the result of the addition of corporate personnel and related benefit costs. In addition, the Company incurred increased professional fees associated with personnel recruitment and legal services associated with the negotiation of two union contracts. The increase was also attributed to a full quarter of operations of Jefferson Blanking, Inc.

OTHER. The Company incurred interest expense of $2.1 million in the third quarter of fiscal 1999 compared to $1.0 million in the comparable period of fiscal 1998. This increase is due primarily to increased average borrowings. Interest expense of approximately $0.6 million relating to expansion of several facilities was capitalized during the three-month period. The provision for income taxes was $2.5 million in the third quarter of fiscal 1999 compared with $1.8 million for the comparable period in fiscal 1998, representing effective tax rates of 37.3% and 38.2%, respectively. The lower rate in the third quarter of fiscal 1999 reflects the effect of certain state tax credits.

NET INCOME. Net income for the third quarter of fiscal 1999 increased by $1.1 million, or 38.5%, to $4.1 million from $3.0 million for the comparable period in fiscal 1998. This increase was substantially the result of increased revenue.

NINE MONTHS ENDED JULY 31, 1999
COMPARED TO NINE MONTHS ENDED JULY 31, 1998

REVENUES. Revenues increased by $34.7 million, or 15.8%, to $255.0 million for the first nine months of fiscal 1999 from $220.3 million for the comparable period in fiscal 1998. The increase in revenue is primarily due to increased volumes in our stamping operations, increased tailor-welded blanking revenue, increased tool and die sales and the inclusion of Jefferson Blanking, Inc. in the first nine months of fiscal 1999. Jefferson Blanking, Inc. was in pre-operating stage in the comparable period of fiscal 1998. This increase was partially offset by a decrease in revenue from sales of scrap steel due to an approximate 40.9% decline in the average price of scrap steel per gross ton in the first nine months of fiscal 1999. Revenues from our blanking and stamping operations for the first nine months of fiscal 1999 increased approximately 21.0%, while revenues from the other steel processing operations for the first nine months of fiscal 1999 decreased approximately 1.1%, from the comparable period in fiscal 1998. The percentage of revenues from directly owned steel processed increased slightly to 71.7% for the first nine months of fiscal 1999 from 71.4% for the comparable period in fiscal 1998. The percentage of revenues from toll processed steel decreased slightly to 28.3% for the first nine months of fiscal 1999 from 28.6% for the comparable period in fiscal 1998.

GROSS PROFIT. Gross profit decreased by $0.5 million, or 1.1%, to $43.8 million for the first nine months of fiscal 1999 from $44.3 million for the comparable period in fiscal 1998. Gross margin decreased to 17.2% for the first nine months of fiscal 1999 from 20.1% for the comparable period in fiscal 1998. The decrease in gross margin is primarily attributable to three factors: a decline in scrap prices per gross ton, lower margins on specific tool and die projects, and increased depreciation resulting from increased capital expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.1 million, or 16.1% to $22.5 million for the first nine months of fiscal 1999 from $19.4 million for the comparable period in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses remained unchanged at 8.8% for both the first nine months of fiscal 1999 and 1998. The increase, in dollars, was the result of the addition of corporate personnel and related benefits costs. In addition, the Company incurred increased professional fees associated with personnel recruitment and legal services associated with the negotiation of two union contracts. The increase was also attributed to the inclusion of a full quarter of operations at Jefferson Blanking, Inc.

OTHER. Interest expense increased to $5.6 million for the first nine months of fiscal 1999 from $3.1 million for the comparable period in fiscal 1998 due primarily to increased average borrowings during the first nine months of fiscal 1999 that were primarily incurred in connection with significant capital expenditures made during fiscal 1998 and 1999. Interest expense of approximately $1.6 million relating to expansion of several facilities was capitalized during the first nine months of fiscal 1999. The provision for income taxes was $6.2 million for the first nine months of fiscal 1999 compared with $8.6 million for the comparable period in fiscal 1998, representing effective tax rates of 38.0% and 38.3%, respectively.

NET INCOME. Net income for the first nine months of fiscal 1999 decreased by $3.5 million, or 26.0%, to $10.2 million from $13.7 million for the comparable period in fiscal 1998. This decrease is the result of the factors described above.

Liquidity and Capital Resources
-------------------------------

At July 31, 1999, the Company had $45.1 million of working capital, representing a current ratio of 1.6 to 1 and a debt-to-capitalization ratio of 47.3%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 1999.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first nine months of fiscal 1999 was $19.0 million as compared to $33.3 million for the comparable period of fiscal 1998, primarily as a result of the increase in accounts receivable, partially offset by the increase in accounts payable and a decrease in net income. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures were $44.6 million during the first nine months of fiscal 1999 and $55.9 million for the comparable period in fiscal 1998. Capital expenditures during the third quarter of fiscal 1999 were for expansions of the Company's current blanking and stamping facilities as well as new construction at Jefferson Blanking, Inc., Medina Blanking, Inc. and the Saltillo welded blank facility in Mexico. These additions are being constructed or obtained to support increased business and anticipated new business. The Company's total capital budget for fiscal 1999, including carryover from the previous year, amounts to approximately $50.0 million.

Prior to January 22, 1998, the Company had a $70.0 million unsecured revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility (the "Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The term of the Shiloh Facility extends to January 31, 2003. The Company had the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of July 31, 1999, the factor as determined by the pricing matrix was 0.4%. The terms of the agreement required an annual facility fee as determined by a pricing matrix based on the Company's ratio of Funded Debt to EBITDA. As of July 31, 1999, this annual facility fee was 0.225% of the outstanding loan balance. On January 22, 1998, the Company used $28.0 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan facility. On December 28, 1998 the Company amended the existing facility with KeyBank to include an additional $35.0 million that expired on April 30, 1999. The $35.0 million amendment was increased to $45.0 million on April 30, 1999 and expired on July 31, 1999. On August 1, 1999, the term of the $45.0 million amendment was extended to September 15, 1999. On September 13, 1999, the Company entered into a new credit agreement with KeyBank, National Association as agent for a group of lenders. The Company now has a $210 million secured commitment under the credit agreement, which expires in September 2004. Under the new credit agreement the Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on our funded debt to earnings before interest, taxes, depreciation and amortization. See "Note to Consolidated Financial Statements-Note 6-Subsequant Event."

The Company executed a promissory note as of December 6, 1996 in favor of Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance thereunder at LIBOR plus 0.75%. As of July 31, 1999, there were no borrowings outstanding under this note.

In March 1995, Medina County, Ohio issued on the behalf of the Company an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, which are collateralized by the Company with a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the Company's steel pickling operations in Valley City, Ohio. The $5.4 million of such proceeds was outstanding as of July 31, 1999.

The Company from time to time is involved in various stages of discussions and negotiations with acquisition candidates. Other than the proposed acquisition of the automotive division of MTD Products Inc, no definitive agreement with any acquisition candidate has been entered into, and there can be no assurance that any acquisition will be successfully negotiated, financed or consummated. The Company may seek to finance its acquisitions, if any, to the extent permitted by the credit agreement.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $184.0 million, $28.6 million of which was unused at July 31, 1999.

Year 2000 Compliance
--------------------

The "Year 2000" problem relates to the computer systems and software that may have a problem distinguishing the dates 1900 and 2000 because the calendar year date is abbreviated by only two digits. As a result of this design decision, systems could fail to operate or produce the correct results if the "00" is interpreted to mean 1900 rather than 2000. If this occurs in a system used by the Company or a third party dealing with the Company, the results could have an adverse material effect on the Company.

As a key supplier to the automotive and other manufacturing industries, the Company's major exposure for the Year 2000 problems is the effect of shutting down production at one of its customer's facilities by failing to provide materials and parts. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of a customer's facility. Such a finding could have an adverse material impact on the Company's operating results.

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

The Company utilizes non-mainframe computers and software in its various production facilities throughout the country. An initial internal review of these systems have identified that only a few revisions are necessary to these systems to make them Year 2000 ready. The majority of the revisions that have been identified relate to old personal computers or memory chips that must be replaced. Although there can be no assurances that the Company will identify and correct every Year 2000 problem in the computer applications used in its business or production processes, the Company believes that it has in place a comprehensive program to identify and correct any such problem. The program calls for substantial completion of the remediation of these systems by the end of the third calendar quarter of 1999. At this time, the Company does not believe that it requires a contingency plan with respect to the information technology, business and production processes and has therefore not developed one.

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

To date, the Company has not spent a material amount on specific Year 2000 issues. As of July 31, 1999, the Company spent approximately $11.4 million on a new business system; however, the Company cannot quantify the amount directly related to Year 2000 compliance. Similarly, the Company, at this time, cannot quantify the amount to be spent on Year 2000 issues and compliance matters related thereto.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to our variable rate debt. We do not enter into derivative financial investments for trading speculation purposes. As a result, we believe that our market risk exposure is not material to our financial position, liquidity or results of operations.


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K


         a.       Exhibits

                  10 Asset Purchase Agreement, dated June 21, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated by reference to Appendix A of the Company's Proxy Statement on
                            Schedule 14A as filed with the Commission on August 3, 1999.

                  27        Financial Data Schedule.



         b.       Reports on Form 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 1999                 SHILOH INDUSTRIES, INC.



                                             By:  /s/ John F. Falcon
                                                  ----------------------------
                                                     John F. Falcon,
                                                     President and
                                                     Chief Executive Officer




                                             By:  /s/ Craig A. Stacy
                                                  ----------------------------
                                                     Craig A. Stacy,
                                                     Chief Financial Officer
                                                     and Treasurer

                                Exhibit Index

Exhibit No.                 Description
-----------                 -----------


     10 Asset Purchase Agreement, dated June 21, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A as filed with the Commission on August 3, 1999.

     27        Financial Data Schedule.