Form 10-K
period 1999-10-31
SHILOH INDUSTRIES INC
filed 2000-01-31
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999           COMMISSION FILE NO. 0-21964


                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       51-0347683
---------------------------------------------             ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.
                            ---

Aggregate market value of Common Stock held by non-affiliates of the registrant as of January 26, 2000 at a closing price of $10.50 per share as reported by the Nasdaq National Market was approximately $49,284,070. Shares of Common Stock beneficially held by each officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of January 26, 2000 was 14,509,134.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

                             SHILOH INDUSTRIES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                Table of Contents


PART I:
                                                                                               Page
                                                                                               ----
         Item 1.      Business                                                                  3
         Item 2.      Properties                                                                9
         Item 3.      Legal Proceedings                                                        10
         Item 4.      Submission of Matters to a Vote of Security Holders                      10
         Item 4A.     Executive Officers of the Company                                        10

PART II:
         Item 5.      Market for the Company's Common Equity and Related
                      Stockholder Matters                                                      13
         Item 6.      Selected Financial Data                                                  14
         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      15
         Item 7A.     Quantitative and Qualitative Disclosures about Market Risk               22
         Item 8.      Financial Statements and Supplementary Data                              22
         Item 9.      Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                             45

PART III:

         Item 10.     Directors and Executive Officers of the Company                          45
         Item 11.     Executive Compensation                                                   45
         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management                                                           45
         Item 13.     Certain Relationships and Related Transactions                           45

PART IV:

         Item 14.     Exhibits, Financial Statement Schedules and Reports                      46
                      on Form 8-K


                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

         Shiloh is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets. The Company's blanks are principally sold to automotive and truck original equipment manufacturers ("OEMs") and are used for exterior steel components, such as fenders, hoods and doors, for which quality of fit and finish is critical. These blanks include first operation unexposed blanks and more advanced tailor-welded blanks, which are manufactured from two or more blanks of different steel or gauges that are welded together utilizing both mash seam resistance and laser welders. Tailor-welded blanks allow OEMs to achieve a reduction in vehicle weight, while maintaining body strength for safety and improving performance of the vehicle. The Company's stampings and assemblies are principally used as components in mufflers, seat frames, structural rails, window lifts, vehicle brakes and other structural body components. The Company also designs, engineers and manufactures precision tools and dies for use in its blanking and stamping operations, as well as for sale to OEMs, other Tier I automotive suppliers and other industrial customers. Furthermore, the Company provides a variety of intermediate steel processing services, such as pickling and oiling, cutting-to-length, slitting and edge trimming of hot-and cold-rolled steel coils for automotive and steel industry customers. The Company currently has 12 subsidiaries at locations in Ohio, Michigan, Georgia and Mexico.

HISTORY

         In April 1993, the Company was organized as a Delaware corporation to serve as a holding company for seven operating subsidiaries. In June 1993, the Company effected a reorganization whereby these seven operating subsidiaries became direct or indirect subsidiaries of the Company. In July 1993, the Company completed an initial public offering of 3,782,500 shares of its Common Stock.

         In January 1996, the Company and Rouge Steel Company formed a limited liability company, Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), to create a joint venture to produce engineered steel blanks, with the Company as an eighty percent (80%) equity owner. As of the end of fiscal 1999, the Company's investment in this joint venture totaled approximately $28.0 million.

         In November 1996, the Company acquired substantially all of the assets of Greenfield Die & Manufacturing Corp. ("Greenfield"), which is headquartered in Canton, Michigan, a suburb of Detroit, and serves the automotive industry by providing a variety of value added processes, including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build. In August 1997, the Company acquired C&H Design Company, d.b.a. C&H Die Technology ("C&H"), which is headquartered in Utica, Michigan, and primarily serves the automotive industry by providing tool and die design and build. The Company also commenced operation of Jefferson Blanking, Inc. ("Jefferson Blanking"), a blanking and stamping facility in Pendergrass, Georgia in July 1998. In addition, the Company commenced construction of Shiloh de Mexico, a laser welded blanking facility in Saltillo, Mexico in August 1999. This facility is anticipated to be completed in the second half of fiscal 2000.

         The Company's principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (302) 998-0592. Unless otherwise indicated, all references to the "Company" refer to Shiloh Industries, Inc. and its direct and indirect subsidiaries.

INDUSTRY

ENGINEERED PRODUCTS

         In the engineered products business, OEMs and Tier I automotive suppliers purchase steel components from suppliers such as the Company. The Company manufactures these components and also engineers and builds the tools and dies used in its blanking and stamping operations. In addition, the Company produces tools and dies for its customers. OEMs typically find it more cost effective and time efficient to focus their core operations on vehicle assembly, marketing and distribution. As a result, OEMs increasingly outsource the blanked and stamped steel components used in their vehicles. OEMs increasingly look to suppliers such as the Company to assume blanking and stamping, as well as tool and die operations that were previously done internally at OEMs.

         The automotive and light truck and heavy truck industries have been and continue to be significantly influenced by several trends, which include:

         -   Reduction in vehicle weight and cost;

         -   Increased outsourcing;

         -   Supplier consolidation; and

         -   Globalization.

         The Company believes that these trends afford the Company the opportunity to enhance its growth prospects for the following reasons:

         Reduction in vehicle weight and cost. OEMs are working to reduce the weight of vehicles and increase fuel efficiency in order to satisfy government-mandated fuel-economy standards while simultaneously working to reduce vehicle costs to meet competitive pressures. For example, tailor-welded banks allow OEMs to reduce vehicle weight, while maintaining body strength for safety and improving performance of the vehicle. Furthermore, by reducing the number of parts and supplemental operations required, tailor-welded blanks offer significant cost savings to OEMs. The Company believes that the Big Three automotive OEMs currently have limited tailor-welded blanking capability.

         Increased outsourcing. In order to respond to competitive pressures to improve product quality, and to reduce capital expenditures, production costs and inventory levels, OEMs are focusing on their core operations of vehicle assembly, marketing and distribution. Consequently, OEMs are increasingly outsourcing the manufacture of components. This outsourcing trend is evident as OEMs increasingly continue to outsource stampings and blankings to Tier I and Tier II suppliers, such as the Company.

         Supplier consolidation. OEMs have continued to reduce their supplier base in several product segments by awarding sole source contracts to full service suppliers. As a result, OEMs increasingly work with a smaller number of full service suppliers, each of which supplies a greater proportion of the total vehicle. Suppliers with sufficient size, geographic scope, and financial resources are best positioned to be these full-service suppliers. For suppliers such as the Company, this environment provides an opportunity to grow by obtaining business previously provided by other full service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business. Although these factors have already resulted in consolidation of component suppliers in some segments, the Company believes that the stamping industry is in the early stages of consolidation and will provide opportunities to it for further consolidation.

         Globalization. Full service suppliers are inceasingly following their OEM customers as they expand their operations into global markets. Shipping costs, import duties and local content laws make it advantageous for OEMs to purchase from Tier I suppliers with a local presence.

INTERMEDIATE STEEL PROCESSING

         Primary steel producers typically find it more cost effective to focus on the sale of standard size and tolerance steel to large volume purchasers and view the intermediate steel processor as part of their customer base. End-product manufacturers seek to purchase steel free from oxidation and scale, with closer tolerances, on shorter lead times and with more reliable and more frequent delivery than the primary steel producers can provide efficiently. By outsourcing these processing services, many end-product manufacturers are able to significantly enhance their productivity. These factors, together with the lower cost structure typically found in the outside supplier, have caused many end-product manufacturers to find it more beneficial, from a cost, quality and manufacturing flexibility standpoint, to outsource much of the intermediate steel processing, which is required for the production of their end-products.

PRODUCTS AND MANUFACTURING PROCESSES

ENGINEERED PRODUCTS

         The Company produces precision stamped steel components through its blanking and stamping operations. Blanking is a process in which flat rolled steel is cut into precise two dimensional shapes by passing steel through a press, employing a blanking die. The Company's blanking presses range in size from 600 tons to 3,000 tons, giving the flexibility to produce blanks from flat rolled steel ranging in thickness from 0.02 inches to 0.654 inches. These blanks are used principally by manufacturers in the automobile, heavy truck, heating, ventilation and air conditioning ("HVAC") and lawn and garden industries. These blanks are used by the Company's automotive and heavy truck customers for automobile exterior parts, including fenders, hoods, doors and side panels, and heavy truck wheel rims and brake components. The Company's HVAC and lawn and garden customers use blanks primarily for compressor housings and lawn mower decks.

         The Company produces tailor-welded blanks utilizing both the mash seam resistance and laser weld processes. The tailor-welded blanks that are produced generally consist of two or more sheets of steel or aluminum of the same or different material grade, thickness or coating welded together into a single flat panel. The primary distinctions between mash seam resistance and laser welding are weld bead appearance and cost. Mash seam resistance welds typically are 5%-20% thicker than the parent material gauge, while laser welds generally do not exceed the thickness of the parent metal unless filler metal is added. Tailor-welded blanks allow OEMs to reduce vehicle weight, while maintaining body strength for safety and improving performance of the vehicle. Furthermore, by reducing the number of parts and supplemental operations required, tailor-welded blanks offer significant cost savings to OEMs.

         Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three dimensional parts. The Company's stamping presses range in size from 150 tons to 1,500 tons, giving the flexibility to stamp flat rolled steel and steel blanks ranging in thickness from 0.01 inches to 0.375 inches. In addition, some of the Company's stamping presses can accommodate dies up to 240 inches in length and consequently can perform a large number of stamping functions on a single press. The Company also produces stamped parts using precision single stage, progressive and transfer dies, which in most cases, the Company designs and manufactures. In addition, stamping and blanking operations provide value-added processes, such as welding and some assembly. The Company also manufactures deep draw stampings, such as mufflers. The Company's stampings and assemblies are principally used as components for seat frames, structural rails, window lifts, vehicle brakes and other structural body components for automobiles and light trucks.

         The Company also designs, engineers and produces precision tools and dies to support the manufacturing process, by supplying substantially all of the tools and dies used in the blanking and stamping operations. The Company also produces tools and dies for sale to OEMs, Tier I suppliers and other industrial customers. Advanced technology is maintained to conduct activities and improve tool and die production capabilities. The Company has computerized most of the design and engineering portions of the tool and die production process to reduce production time and cost. All of the tool and die manufacturing facilities are electronically connected to major customers, which enables the Company to be more responsive in the design and build of tools and dies.

INTERMEDIATE STEEL PROCESSING

         The Company processes flat rolled steel for internal blanking and stamping operations. The Company also processes flat rolled steel principally for primary steel producers and manufacturers that require processed steel for end-product manufacturing purposes. The Company either purchases hot-rolled and cold-rolled steel from primary steel producers located throughout the Midwest or receives the steel on a toll-processing basis and does not acquire ownership of it. This steel typically requires additional processing to meet the requirements of the end-product manufacturers. The Company's intermediate processing operations include slitting, cutting-to-length, pickling and oiling, edge trimming, roller leveling and quality inspecting of flat rolled steel.

         The first processing operation for hot-rolled steel typically involves pickling, a chemical process in which an acidic solution is applied to the steel to remove the surface oxidation and scale which develops on the steel shortly after it is hot-rolled. During the pickling process, the steel is either coated with oil to prevent oxidation or with a borax-based solution to prevent oxidation and facilitate the stamping process. In 1996, the Company added an additional pickling line, allowing the Company to nearly double capacity for cleaning, finishing and coating steel. After pickling, the steel is ready for either additional processing or delivery to the customer.

         Pickled steel and cold-rolled steel often go through additional processing operations to meet the requirements of end-product manufacturers. Slitting is the cutting of coiled steel to precise widths. Cutting to length produces steel cut to specified lengths ranging from 12 inches to 168 inches. Edge trimming removes a specified portion of the outside edges of the coiled steel to produce a uniform width. Roller leveling flattens the steel by applying pressure across the width of the steel to make the steel suitable for blanking and stamping. To achieve high quality and increased volume levels and to be responsive to customers' just-in-time supply requirements, most of the Company's steel processing operations are computerized and have combined several complementary processing lines, such as pickling, slitting and cutting to length at single facilities. In addition to cleaning, leveling and cutting steel, the Company inspects steel to detect production flaws and utilize computers to provide both visual displays and documented records of the thickness maintained throughout the entire coil of steel. The Company also performs inventory control services for some customers.

CUSTOMERS

         The Company produces blanked and stamped parts and processed flat-rolled steel for a variety of industrial customers. The Company supplies steel blanks primarily to the Big Three automotive manufacturers and stampings to Tier I automotive suppliers. The Company also supplies blanks and stampings to manufacturers in the lawn and garden, HVAC, home appliance and construction industries. Finally, the Company processes flat-rolled steel for a number of primary steel producers.

         The Company's largest customer is the Parma, Ohio stamping facility of the metal fabricating division of General Motors. The Company has been working with General Motors for more than 20 years. Since 1986, the Company believes they have been the exclusive supplier of first operation blanks to the General Motors' facility in Parma, Ohio, which produces stamped exterior body parts for use in many of its automobiles. The Company is linked to this facility through an electronic data interchange and the Company supplies blanks on a just-in-time basis. During fiscal 1999, General Motors accounted for approximately 10.8% of the Company's revenues.

SALES AND MARKETING

         The Company recently reorganized its sales and marketing efforts and hired a new Vice President of Sales and Marketing to oversee these efforts. The current sales force consists of approximately 18 individuals. Over the next few months, the Company expects to expand the total sales force, including sales personnel dedicated to the operations of the recently acquired automotive division of MTD Products Inc. These individuals will directly market steel processing services, engineered steel products and tool and dies. The reorganization of sales efforts was designed to enable the Company to target sales and marketing efforts at three distinct types of customers.

           . OEM customers;

           . Tier I suppliers; and

           . Tool and die customers.

         To supplement the sales and marketing efforts, the Company is in the process of establishing an engineering and technical center in Michigan in close proximity to its automotive customers. The Company's engineering staff at this center will provide technical assistance and support to customers by offering the customer, in many cases, technical assistance during the product development stage. The location of the engineering and technical center allows for greater, more frequent access to some of the Company's key customers. This reorganized sales and marketing force is incentivized though a salary that is supplemented by a bonus based on performance.

OPERATIONS AND ENGINEERING

         The Company operates its steel processing facilities on an integrated basis. A significant portion of the flat-rolled steel used by the Company in its blanking and stamping operations is supplied through its other steel processing operations. With four tool and die facilities, the Company typically designs, engineers and manufacturers substantially all of the tools and dies used in its blanking and stamping operations.

         Eleven of the Company's facilities were constructed by the Company and were located and designed to facilitate the integrated flow of the Company's processing operations. In addition, the Company has developed a just-in-time delivery system that enables the Company to meet its customers' requirements for deliveries on shorter lead times thereby minimizing their need to carry significant inventory levels.

         In October 1999, the Company implemented a performance measurement system called the Shiloh Operating System ("SOS"). The objective of this system is to support the Company's manufacturing strategy by motivating activities that lead to continuous improvement in customer satisfaction, quality, cost and delivery. These measures are primarily non-financial and are designed to provide operational managers feedback on areas of improvement that require immediate action. This information is reviewed by the executive management team on a monthly basis for progress on improvement initiatives.

RAW MATERIALS

         The basic materials required for the Company's operations are hot- and cold-rolled steel. The Company obtains steel from a number of primary steel producers, including Rouge Steel Company, Wheeling-Pittsburgh Steel, LTV Steel Company, Warren Consolidated Steel, North Star BHP Steel LTD, Gallatin Steel and Nucor Steel. A significant portion of the steel processing products and services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

COMPETITION

         Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and DaimlerChrysler, as well as independent domestic and international Tier I suppliers, which have blanking facilities and greater financial and other resources than the Company. The market for the Company's steel processing operations is also highly competitive. The Company competes with a number of steel processors in its region, such as Worthington Industries and Samuel Steel Pickling Company, and primary steel producers, many of which also have comparable facilities and greater financial and other resources than the Company. The primary characteristics of competition encountered in each of these markets are product quality, service and price and technological innovation.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 3,220 employees. The employees at five of the subsidiaries, an aggregate of approximately 1,530 employees, are covered by six collective bargaining agreements that are due to expire in May 2000, June 2001, August 2001, May 2002, June 2002 and January 2005.

BACKLOG

         Because the Company conducts its steel processing operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

SEASONALITY

         The Company typically, experiences decreased revenue and operating income during its first fiscal quarter of each year, usually resulting from generally slower overall automobile production during the winter months. The Company's revenues and operating income in its third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers' changeover in production lines.

ENVIRONMENTAL MATTERS

         The Company is subject to environmental laws and regulations concerning:

          -   emissions to the air;

          -   discharges to waterways; and

          - generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.

         The Company is also subject to laws and regulations that can require the remediation of contamination that exists at current or former facilities. In addition, the Company is subject to other federal and state laws and regulations regarding health and safety matters. Each of the production facilities has permits and licenses allowing and regulating air emissions and water discharges. While the Company believes that at the present time they are in substantial compliance with environmental laws and regulations, these laws and regulations are constantly evolving and it is impossible to predict whether compliance with all liability under these laws and regulations may have a material adverse effect on the Company in the future.


RECENT DEVELOPMENTS

         On November 1, 1999 Shiloh acquired the automotive division ("MTD Automotive") from MTD Products Inc for an aggregate purchase price of approximately $31.1 million. Pursuant to the Purchase Agreement, the aggregate consideration consisted of $20 million in cash and a number of shares equal to $20 million divided by the greater of (1) $14.00 or (2) to the extent the average closing price of the Common Stock exceeded $14.50 per share, the average closing price. Because the average closing price did not exceed $14.50 per share, the Company issued 1,428,571 shares of Common Stock to MTD Products Inc. The closing price of the Common Stock of the Company as reported on the Nasdaq Stock Market on November 1, 1999 was $9.50 per share.

         The purchase price is subject to adjustment based upon the closing net working capital. In addition, the aggregate consideration will be increased or decreased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. The maximum amount of additional consideration to be paid under the performance clause is $28.0 million. The maximum amount of consideration to be refunded under the performance clause is $15.0 million. Such purchase price adjustments will be paid half in cash and half in Common Stock.

         MTD Automotive is primarily a Tier I supplier of highly engineered metal stampings and modular assemblies to the North American automotive and light truck industry. MTD Automotive manufactures modules used in the structural and powertrain systems of a vehicle. MTD Automotive's structural modules consist of bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules, and its powertrain products consist of deep draw components, such as oil pans, transmission pans and valve covers. In addition, MTD Automotive manufactures thermal heat-shielding components and non-automotive products, including a variety of heat-treated lawn mower blades. MTD Automotive also designs, engineers and produces precision tools and dies for use in its own stamping operations as well as for sale to other customers, and a portion of the welding and secondary assembly equipment that is used to manufacture its modular systems. In addition, MTD Automotive has assembly and welding capabilities, in-house tooling and special equipment design, development and manufacturing, painting capabilities and heat treatment equipment.

         MTD Automotive's operations are conducted at two manufacturing facilities in Ohio, which utilize presses ranging in size from 100 tons to 2,500 tons. MTD Automotive provides product development, prototyping and project management services that are accompanied by dedicated engineering support and has sales and engineering support offices located near Detroit, Michigan.

         MTD Automotive, at its facilities in Cleveland and Valley City, Ohio has engaged in industrial manufacturing operations since 1936 and 1968, during which time various hazardous substances have been handled at each facility. As a consequence of these historic operations, the potential for contamination of soil and groundwater may exist at the Cleveland facility, which the Company will lease from MTD Products Inc and the Valley City facility, which the Company owns. Although the Company could be liable for cleanup costs at these facilities, MTD Products Inc is contractually obligated to indemnify the Company against any such costs arising as a result of operations prior to the acquisition of MTD Automotive on November 1, 1999.

ITEM 2.  PROPERTIES
-------------------

         The Company is a Delaware holding corporation that conducts its operations through twelve subsidiaries, seven located in north central Ohio, three located in Michigan, one located in Georgia and one located in Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company considers full capacity of its steel processing facilities to be three eight hour shifts for 5.5 days per week. At October 31, 1999, the Company's steel processing operations were operating at near full capacity. The Company's facilities, at 13 locations, all of which are owned (except for its Utica and some of its Canton, Michigan and Cleveland, Ohio facilities), are as follows:



Location                       Square Footage        Date of Operation                Description of Use
--------                       --------------        -----------------                ------------------
Mansfield, Ohio                     295,240                1955               Blanking/Tool and Die Production

Valley City, Ohio                   489,481 (1)            1986               Blanking

Wellington,Ohio                      85,667                1998               Tool and Die Production

Wellington, Ohio                    226,316                1987               Stamping

Valley City, Ohio                   260,000                1977               Other Steel Processing

Valley City, Ohio                   244,000                1990               Other Steel Processing

Romulus, Michigan                   170,600 (2)            1996               Blanking

Canton, Michigan                    280,370                1996               Stamping/Tool and Die Production

Utica, Michigan                      62,500 (3)            1997               Tool and Die Production

Pendergrass, Georgia                171,000                1998               Blanking

Saltillo, Mexico                    140,825 (4)            2000               Blanking

Valley City, Ohio                   250,000 (5)            1999               Stamping

Cleveland, Ohio                     395,000 (5)            1999               Stamping/Tool and Die Production


--------------------

(1) Includes a 117,481 square foot addition to this facility, which is expected to be completed in July 2000.

(2) This facility is owned by Shiloh of Michigan, the Company's joint venture with Rouge Steel. The Company is an 80% equity owner of Shiloh of Michigan.

(3)      The Company leases these facilities.

(4) The Company began construction of this facility in August 1999, and the Company anticipates the facility will be completed in the second half of fiscal 2000.

(5) The Company acquired these facilities on November 1, 1999 in connection with the acquisition of MTD Automotive. The Valley City facility is owned and the Cleveland facility is leased.

         The facilities in Valley City, Ohio are in close proximity to each other facilitating greater integration of operations and management. In addition, the Company's operating facilities at Canton, Michigan consist of five separate facilities (three of which are leased) located within a five mile radius of each other.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is involved in various law suits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         On August 31, 1999 the stockholders of Shiloh Industries, Inc., at a special meeting, approved the acquisition by the Company of MTD Automotive from MTD Products Inc. On July 22, 1999, the record date for such special meeting, there were 13,080,563 shares of common stock outstanding and entitled to vote. There were 12,038,688 shares of common stock represented in person or by proxy at the special meeting. The final results of the votes cast were as follows:

                          Against
                             Or                             Broker
       For                Withheld          Abstain         Non-votes
     ------------        ---------         ----------       ---------
     12,026,443            9,000             3,245              0

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------

         The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         CURTIS E. MOLL, CHAIRMAN OF THE BOARD. Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Products Inc. Mr. Moll also serves as a director of Sherwin Williams Company. Mr. C. Moll is 60 years old.

         JOHN F. FALCON, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Falcon has been the President and Chief Executive Officer of the Company since April 1999. From 1995 to April 1999, Mr. Falcon held several positions at Lear Corporation, including Director of Interiors for its General Motors division. Prior to that time, he had over twenty years of experience at General Motors where he held several positions, including, among others, Worldwide Operations Manager for ignition and filtration products. Mr. J. Falcon is 51 years old.

         DOMINICK C. FANELLO, VICE CHAIRMAN OF THE BOARD. Mr. Fanello has been Vice Chairman of the Board since October 1996 and a Director of the Company since its formation in April 1993. Mr. Fanello served as Chairman of the Board of the Company from April 1993 to October 1996. Mr. Fanello served as the Chief Executive Officer of the Company from April 1993 to October 1996. Mr. Fanello served as Chairman and Chief Executive Officer of Shiloh Corporation since 1954, and was one of the founders of Shiloh Corporation and its predecessor. Mr. Fanello also serves as a director of Park National Bank (Newark, Ohio), Richland Trust Company and Rouge Industries, Inc. Mr. D. Fanello is 78 years old.

         JAMES C. FANELLO, EXECUTIVE VICE PRESIDENT. Mr. Fanello has been the executive Vice President and a Director of the Company since its formation in April 1993. Mr. Fanello served as the President of Stamping and Blanking operations from April 1993 to October 1996. Mr. Fanello has been employed by Shiloh Corporation and its predecessor since 1951 during which time he has held various positions, including President and Executive Vice President. Mr. J. Fanello is 70 years old.

         CRAIG A. STACY, CHIEF FINANCIAL OFFICER AND TREASURER. Mr. Stacy has served as Chief Financial Officer and Treasurer since October 1996. Mr. Stacy had been the Corporate Controller of the Company since 1994. Prior to joining the Company, Mr. Stacy was employed by Price Waterhouse LLP (currently PricewaterhouseCoopers LLP) and Ernst & Young LLP. Mr. Stacy is a Certified Public Accountant. Mr. Stacy is 33 years old.

         DAVID K. FRINK, EXECUTIVE VICE PRESIDENT OF STEEL PROCESSING. Mr. Frink was named Executive Vice President of Steel Processing in July 1997 and Director of Corporate Purchasing in May 1996. Mr. Frink was President of Steel Processing from August 1996 to July 1997. Prior to August 1996, Mr. Frink had been the plant general manager at Liverpool Coil Processing since June 1991. Mr. Frink is 52 years old.

         NICKOLAS L. BLAUWIEKEL, CORPORATE VICE-PRESIDENT OF HUMAN RESOURCES. Mr. Blauwiekel was named Corporate Vice President of Human Resources in November of 1998. Prior to November 1998, Mr. Blauwiekel had been the Vice President, Human Resources for Cooper Automotive, a manufacturer and supplier of automotive components and a Division of Federal Mogul Corporation. Mr. Blauwiekel is 44 years old.

         RONALD P. TURNER, VICE PRESIDENT OF SALES AND MARKETING. Mr. Turner was named Vice President of Sales and Marketing in August 1999. Prior to his tenure with the Company, Mr. Turner had been Vice President of Sales, Marketing and Program Management of Worldwide Safety Systems, a division of TRW Inc. from August 1996 to April 1999 and Vice President of Sales and Marketing of Seatbelt Systems, a division of TRW Inc. from August 1994 to August 1996. Mr. R. Turner is 52 years old.

         LARRY D. PAQUIN, VICE PRESIDENT OF QUALITY AND CONTINUOUS IMPROVEMENT. Mr. Paquin has served as Vice President of Quality and Continuous Improvement since August 1999. Prior to his tenure with the Company, Mr. Paquin had been Vice President and General Manager of Thomas Madison Incorporated from April 1996 to July 1999. Prior to that time, Mr. Paquin served as President of the Crescive Die and Tool Company. Mr. L. Paquin is 56 years old.

         MARK D. THEISEN, VICE PRESIDENT OF STRATEGIC PLANNING. Mr. Theisen was named Vice President of Strategic Planning of MTD Automotive in August 1998 and served as general manager of MTD Automotive from June 1997 to August 1998. Prior to that time Mr. Theisen had been Marketing Manager of MTD Automotive from April 1995 to June 1997 and Sales Account Manager of MTD Automotive prior to that time. Mr. M. Theisen is 37 years old.

         PATRICK C. BOYER, VICE PRESIDENT OF TOOLING & DESIGN. Mr. Boyer was named

Vice President of Tooling and Design in June 1999. Prior to June 1999, Mr. Boyer was Vice President of Marketing from November 1998 to May 1999. Prior to that time, Mr. Boyer served as Plant General Manager of Sectional Stamping Inc. for a six-year period. Mr. P. Boyer is 44 years old.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

         As of the close of business on January 26, 2000, there were 162 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 300. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in April 1993. The Company currently intends to retain earnings to supports its growth strategy and does not anticipate paying dividends in the foreseeable future. The Common Stock is traded on the Nasdaq National Market under the symbol "SHLO". On January 26, 2000, the closing price for the Company's Common Stock was $10.50 per share.

         The Company's Common Stock commenced trading on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 1998 and 1999.


                                                High               Low
--------------------------------------------------------------------------------
1st Quarter
     January 31, 1998                          $19.50             $18.00

2nd Quarter
     April 30, 1998                            $23.375            $18.625

3rd Quarter
     July 31, 1998                             $22.125            $17.25

4th Quarter
     October 31, 1998                          $19.375            $14.25

1st Quarter
     January 31, 1999                          $16.375            $12.25

2nd Quarter
     April 30, 1999                            $14.625            $9.125

3rd Quarter
     July 31, 1999                             $15.00             $9.875

4th Quarter
     October 31, 1999                          $13.50             $8.125


         On November 1, 1999, the Company issued 1,428,571 shares of its Common Stock to MTD Products Inc as a portion of the consideration for the acquisition by the Company of MTD Automotive. This issuance of shares of Common Stock was exempt from the registration requirements of the Securities Act of 1933 based on
Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 1999, are derived from the consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report.



(amounts in thousands, except per share data)                                           Year Ended October 31,
                                                                  ---------------------------------------------------------------
                                                                    1999        1998          1997          1996           1995
                                                                    ----        ----          ----          ----           ----

INCOME STATEMENT DATA:
     Revenues                                                     $354,220   $  299,350   $   273,161   $   219,466  $   212,348
     Cost of sales                                                 291,265      242,499       214,343       173,836      173,734
                                                                  --------   ----------   -----------   -----------  -----------
         Gross profit                                               62,955       56,851        58,818        45,630       38,614
     Selling, general and administrative expenses                   31,441       26,832        25,557        17,086       14,341
                                                                  --------   ----------   -----------   -----------  -----------
         Operating income                                           31,514       30,019        33,261        28,544       24,273
     Interest expense, net                                           7,380        5,130         2,161           111          402
     Minority interest                                                 474          342           394           123        ---
     Other income (expense), net                                        66          (16)          274           (81)          64
                                                                  --------   ----------   -----------   -----------  -----------
     Income from continuing operations before taxes and
          effect of change in accounting principle                  24,674       25,215        31,768        28,475       23,935
          Provision for income taxes                                 9,363        9,673        11,675        10,952        9,471
                                                                  --------   ----------   -----------   -----------  -----------
     Income from continuing operations before effect of
         change in accounting principle                             15,311       15,542        20,093        17,523       14,464
     Loss from discontinued operations, net of income taxes          ---          ---           ---            (256)        (289)
     Loss on sale of discontinued operations, net of income
         taxes(1)                                                    ---          ---           ---          (9,589)       ---
                                                                  --------   ----------   -----------   -----------  -----------
    Net Income                                                    $ 15,311   $   15,542   $    20,093   $     7,678   $   14,175
                                                                  ========   ==========   ===========   ===========  ===========

EARNINGS PER SHARE:
   Basic and diluted earnings per share:
     Income from continuing operations before effect of
         change in accounting principle per share                 $   1.17   $     1.19   $      1.54   $      1.35   $     1.11
     Loss from discontinued operations, net of income
         taxes per share                                             ---          ---           ---           (0.02)       (0.02)
     Loss on sale of discontinued operations, net of income
         taxes per share                                             ---          ---           ---           (0.74)       ---
                                                                  --------   ----------   -----------   -----------  -----------
     Net income per share                                         $   1.17   $     1.19   $      1.54   $      0.59   $     1.09
                                                                  ========   ==========   ===========   ===========  ===========

     Basic weighted average number of common shares                 13,081       13,061        13,032        13,012       13,003
     Diluted weighted average number of common shares               13,085       13,103        13,066        13,032       13,003

OTHER DATA:
     (Excludes Shafer Valve and acquisitions of businesses)
     Capital expenditures                                         $ 58,417   $   67,968   $    63,164   $    37,482  $    25,519
     Depreciation and amortization                                  18,304       15,270        11,012         7,166        6,467

BALANCE SHEET DATA:
     Working capital                                              $ 85,312   $   56,643   $    45,483   $    34,813  $    36,405
     Total assets                                                  425,720      353,949       289,626       207,009      173,264
     Total debt                                                    171,450      135,865        96,400        52,933       23,306
     Stockholders' equity                                          178,128      162,818       146,619       126,157      118,479





(1) On July 9, 1996, the Company completed the sale of substantially all of the issued and outstanding common stock of Shafer Value for approximately $13.2 million in cash. This disposition resulted in a $9.589 million loss after tax and has been accounted for as a discounted operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

         The Company is a manufacturer of engineered products, which include blanks, stamped components and value-added assemblies. The Company also designs, engineers and manufactures precision tools and dies for the automotive and other industries. In addition, the Company provides steel processing services, which include pickling hot-rolled steel, slitting, edge trimming, roller leveling and cutting-to-length of both hot- and cold-rolled steel. In fiscal 1999, approximately 81.0% of the Company's revenues were generated by sales to the automotive and light truck and heavy truck industries.

         The Company's origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960's. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its seven operating subsidiaries, and in July 1993 completed an initial public offering of Common Stock.

         In January 1996, the Company entered into a joint venture with Rouge Steel Company and formed a limited liability company, Shiloh of Michigan, L.L.C., to produce engineered steel blanks. The Company is an 80% equity owner in this joint venture. On November 1, 1996, the Company acquired substantially all of the assets of Greenfield Die & Manufacturing Corp., headquartered in Canton, Michigan. Greenfield Die & Manufacturing Corp. provides a variety of value-added processes, including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and manufacture.

         In August 1997, the Company acquired C&H Design Company, d/b/a C&H Die Technology, headquartered in Utica, Michigan. C&H primarily serves the automotive industry by providing tool and die design and manufacture. In addition, in October 1997, the Company incorporated Jefferson Blanking, Inc. and commenced operations in July 1998.

         On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies.

    The Company conducts its operations through the following subsidiaries:

    Subsidiary                              Description of Principal Operations
    ----------                              -----------------------------------

    Shiloh Corporation                      Blanking/Tool and Die Production
    Sectional Stamping, Inc.                Stamping
    Valley City Steel Company               Steel Processing
    Greenfield Die & Manufacturing Corp.    Stamping/Tool and Die Production
    Medina Blanking, Inc.                   Blanking/Tailor-Welded Blanking
    Liverpool Coil Processing, Inc          Steel Processing
    C&H Design Company                      Tool and Die Production
    Shiloh of Michigan, L.L.C.              Blanking
    Sectional Die Company                   Tool and Die Production
    Jefferson Blanking, Inc.                Blanking/Tailor-Welded Blanking

    Shiloh Automotive, Inc., dba MTD       Stamping/Tool and Die Production
    Automotive (1)
    Shiloh de Mexico (2)                    Blanking/Tailor-Welded Blanking


    (1) The acquisition of Shiloh Automotive, Inc. was completed on November 1, 1999.

    (2) Shiloh de Mexico is a facility that is under construction in Saltillo, Mexico and it is anticipated that construction will be completed during the second half of fiscal 2000.

         In analyzing the financial aspects of the Company's operations, you should consider the following factors.

         Plant utilization levels are very important to profitability because of the capital intensive nature of these operations. Because the Company performs a number of different operations, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company's other services and therefore generally have higher margins.

         A significant portion of the Company's steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or process that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers needs, the Company estimates that of total tons used or processed in its operations, approximately 85.6% in 1999, 87.4% in 1998 and 87.2% in 1997, were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 27.6% in 1999, 29.7% in 1998 and 28.3% in 1997. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company's stamping operations use more directly owned steel than its other operations.

         Changes in the price of scrap steel can have a significant effect on the Company's results of operations because substantially all of its operations generate engineered scrap steel. Engineered scrap steel is a planned by-product of our processing operations. In addition, because only five of the Company's facilities utilize directly owned steel, the Company is more susceptible to changes in the price of scrap steel than changes in the price of raw material steel.

         Changes in the price of steel, however, also can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers. At times, however, the Company has been unable to do so.

         The Company's results of operations have been adversely affected by a large number of facility expansions and start-up operations in recent periods. Operations at expanded and new facilities are typically less efficient than established operations due to the implementation of new production processes. In addition, the Company depends on customers to implement their purchase programs in a timely manner, which affects the Company's ability to achieve satisfactory plant utilization rates. When the customers fail to do so, results are negatively impacted. In the Company's experience, operations at expanded or new facilities may be adversely impacted by the above factors for several periods.

Results of Operations
---------------------

The following table sets forth income statement data of the Company expressed as a percentage of revenues for the periods indicated:

                                                 Years Ended October 31,
                                          -------------------------------------


                                           1999          1998          1997
                                          ------        ------        ------
Revenues                                  100.0%        100.0%        100.0%
Cost of sales                              82.2          81.0          78.5
                                          -----         -----         -----
Gross profit                               17.8          19.0          21.5
Selling, general and administrative
     expense                                8.9           9.0           9.4
                                          -----         -----         -----
Operating income                            8.9          10.0          12.1
Interest expense                            2.1           1.8            .8
Interest income                              *             .1            .1
Minority interest                            .1            .1            .2
Other income (expense), net                  *             *             .1
                                          -----         -----         -----
Income before taxes                         7.0           8.4          11.7
Provision for income taxes                  2.6           3.2           4.3
                                          -----         -----         -----
Net income                                  4.3%          5.2%          7.4%
                                          =====         =====         =====

* indicates that amounts are greater than 0.0 percent but less than 0.1 percent.

YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

         REVENUES. Revenues increased by $54.9 million, or 18.3%, to $354.2 million for the year ended October 31, 1999 from $299.4 million for the comparable period in 1998. The increase in revenues is primarily due to increased volumes in our stamping operations, increased tailor-welded blanking revenue, increased tool and die sales and the inclusion of a full year of revenue at Jefferson Blanking. This increase was partially offset by a $4.0 million decrease in revenue from sales of scrap steel due to a decline in the price of scrap steel per gross ton from an average of $94.0 per gross ton during fiscal 1999 compared to an average of $137.0 per gross ton for fiscal 1998. Revenues from the blanking and stamping operations for fiscal 1999 increased approximately 24.3% from the comparable period in fiscal 1998, while revenue from the other steel processing operations for fiscal 1999 decreased approximately 1.3% from the comparable period in fiscal 1998. The percentage of revenues from directly owned steel processed was 72.4% for fiscal 1999 compared to 70.3% for fiscal 1998. Revenues from the toll processed steel were 27.6% for fiscal 1999 and 29.7% for the comparable period in fiscal 1998. The increase in the percentage of revenue from directly owned steel processed of approximately 2.1% was primarily due to the increase in directly owned steel processing revenue and tonnage at certain facilities during the fiscal year due to a shift in customer requirements.

        GROSS PROFIT. Gross profit increased by $6.1 million, or 10.7%, to $63.0 million for fiscal 1999 from $56.9 million for the comparable period in 1998. Gross margin decreased to 17.8% in fiscal 1999 from 19.0% for the comparable period in 1998. Gross margin was negatively affected by the 31.4% decrease in the average price of scrap steel per ton during fiscal 1999. In addition, gross margin was negatively affected by difficulties that the Company experienced in the implementation of one very significant tool and die program which caused significant difficulties at one of our tool and die facilities which resulted in production disruptions. Finally, gross margin was negatively impacted by increased depreciation resulting from increased capital expenditures.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $4.6 million, or 17.2%, to $31.4 million in fiscal 1999 from $26.8 million for the comparable period in fiscal 1998. As a percentage of revenues, these expenses decreased slightly to 8.9% for fiscal 1999 from 9.0% for the comparable period in fiscal 1998. The largest component of the increase, in dollars, arose principally from the addition of corporate personnel and related benefit costs. In addition, we incurred increased professional fees associated with personnel recruitment fees and legal fees associated with the negotiation of union contracts.

         OTHER. Interest expense increased to $7.5 million in fiscal 1999 from $5.3 million for the comparable period in fiscal 1998 due primarily to increased average borrowings during fiscal 1999 that were primarily incurred in connection with significant capital expenditures made during fiscal 1998 and fiscal 1999. Interest expense of approximately $2.5 million relating to expansion of several facilities was capitalized in fiscal 1999. The provision for income taxes was $9.4 million in fiscal 1999 compared with $9.7 million in fiscal 1998, representing effective tax rates of 37.9% and 38.4%, respectively.

         NET INCOME. Income from continuing operations for fiscal 1999 decreased by $0.2 million, or 1.5%, to $15.3 million from $15.5 million for the comparable period in fiscal 1998. This decrease was substantially the result of a decline in scrap prices per gross ton, lower margins on specific tool and die projects, increased depreciation resulting from increased capital expenditures and increased interest expense resulting from increased borrowing for significant capital expenditures made during fiscal 1998 and fiscal 1999.

YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

         REVENUES. Revenues increased by $26.2 million, or 9.6%, to $299.4 million for the year ended October 31, 1998 from $273.2 million for the comparable period in 1997. The increase in revenues is primarily due to the inclusion in fiscal 1998 of $18.6 million in revenues from C&H and increased revenues resulting from new programs and increased processing capacity at Sectional Stamping. In addition revenues increased at Shiloh of Michigan and Liverpool Coil Processing. Revenues from the blanking and stamping operations for fiscal 1998 increased approximately 12.7% from the comparable period due primarily to the inclusion of C&H and increased revenue at Shiloh of Michigan and Sectional Stamping, while revenue from the other steel processing operations for fiscal 1998 increased approximately 0.5% from the comparable period in fiscal 1997 due primarily to increased revenue at Liverpool Coil Processing. The percentage of revenues from directly owned steel processed was 70.3% for fiscal 1998 compared to 71.7% for fiscal 1997. Revenues from the toll processed steel were 29.7% for fiscal 1998 and 28.3% for the comparable period in fiscal 1997

         GROSS PROFIT. Gross profit decreased by $2.0 million, or 3.3%, to $56.9 million for fiscal 1998 from $58.8 million for the comparable period in 1997. Gross margin decreased to 19.0% in fiscal 1998 from 21.5% for the comparable period in 1997. The decrease in gross margin is primarily attributable to lower margins in the tool and die business, a decrease in outsourcing by major steel producing customers that impacted one of our steel processing operations, the residual effects from the GM strike and Greenfield Die & Manufacturing Corp's continued challenges associated with the integration of its operations as a result of the acquisition and subsequent expansion of its facility.

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

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1999, the Company had $85.3 million of working capital, representing a current ratio of 2.7 to 1 and debt to total capitalization of 49.0%. As a result of this strong financial condition, the Company will be able to continue its planned investment in new equipment and facilities through the next fiscal year.

         Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities for 1999 was $13.4 million as compared to $28.2 million for the comparable period in fiscal 1998. Fluctuations in working capital were the primary factors causing the decrease in net cash provided by operations from fiscal 1998 to fiscal 1999. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

         Capital expenditures, excluding acquisitions, were $58.4 million during the year ended October 31, 1999 and $68.0 million during fiscal 1998. The capital expenditures made during 1999 were primarily for expansions of existing facilities of approximately $41.1 million, $10.9 million in new construction for the blanking facility in Saltillo, Mexico, as well as, an information system and sustaining capital expenditures of $6.4 million.

         The Company's total capital budget for fiscal 2000 amounts to approximately $55.8 million. The capital expenditures in fiscal 2000 are anticipated to be primarily for facility expansions and additions, which are being made to support expected increases in existing business, anticipated new business and to enhance productivity. In addition to using cash generated by operating activities to fund such capital expenditures, the Company anticipates funding such activities through additional financing.

         In September 1999, the Company entered into a new agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provides for loans and letters of credit up to $210.0 million. The term of this facility matures in September 2004. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of October 31, 1999, the factor as determined by the pricing matrix was 1.75%. The terms of the new facility also require an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million. As of October 31, 1999, $166.1 million was outstanding under the Agreement.

         The Agreement is collateralized by a first priority security interest in all of the Company's and subsidiaries' existing and after-acquired accounts receivable, inventory and machinery and equipment. All of the obligations under the Agreement are fully and unconditionally guaranteed by all of the existing and future domestic subsidiaries.

         The Agreement requires the Company to meet certain financial covenants and ratios including minimum interest coverage, minimum net worth, and maximum leverage. The Agreement also contains non-financial covenants that restrict actions of the Company with respect to incurrence of additional debt, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other debt, liens and encumbrances.

         The Company executed a demand promissory note as of December 6, 1996 in favor of The Richland

Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance under that facility at LIBOR plus 0.75%



         In March 1995, Medina County, Ohio issued on the Company's behalf an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, all of which was outstanding as of October 31, 1999. These bonds are secured by a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the steel pickling operations in Valley City, Ohio.

YEAR 2000

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         As of October 31, 1999, the Company spent approximately $11.7 million on a new business system; however, the Company cannot quantify the amount directly related to year 2000 compliance.

EFFECT OF INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company's financial results.

OUTLOOK

         The statements contained in this Annual Report of Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1999 as well as over the long term such as, without limitations, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (iv) risks associated with integrating operations of acquired companies, including the recent acquisition of the automotive division of MTD Products Inc., (v) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (vi) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                         Index to Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets at October 31, 1999 and 1998

Consolidated Statements of Income for three years ended October 31, 1999

Consolidated Statements of Cash Flows for the three years ended October 31, 1999

Consolidated Statements of Stockholders' Equity for the three years ended October 31, 1999

Notes to Consolidated Financial Statements

Financial Statement Schedule for the three years ended October 31, 1999 is included in Item 14 of this Annual Report of Form 10-K.

                II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Shiloh Industries, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 9, 1999

                             SHILOH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          October 31,           October 31,
                                                                             1999                   1998
                                                                     ----------------         ----------------

ASSETS
------

Cash and cash equivalents                                            $    1,575,804            $       642,723
Accounts receivable, net                                                 79,670,183                 46,802,379
Inventories                                                              47,118,809                 44,783,947
Deferred income taxes                                                     1,580,889                  1,290,357
Prepaid expenses                                                          5,758,354                  2,134,108
                                                                     --------------            ---------------
      Total current assets                                              135,704,039                 95,653,514
                                                                     --------------            ---------------
Property, plant and equipment, net                                      269,626,549                240,440,580
Goodwill, net                                                            11,647,496                 12,056,054
Other assets                                                              8,741,554                  5,798,894
                                                                     --------------            ---------------
     Total assets                                                    $  425,719,638            $   353,949,042
                                                                     ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                     $   38,677,150            $   23,863,107
Accrued income taxes                                                      1,293,522                 1,020,204
Advanced billings                                                           225,289                 2,836,203
Other accrued expenses                                                   10,195,880                11,290,543
                                                                     --------------            --------------
     Total current liabilities                                           50,391,841                39,010,057
                                                                     --------------            --------------
Long-term debt                                                          171,450,000               135,865,000
Deferred income taxes                                                    22,308,668                14,562,840
Long-term benefit liabilities                                             2,991,120                 1,693,349
Other liabilities                                                           449,676                   ---
                                                                     --------------            --------------
     Total liabilities                                                  247,591,305               191,131,246
                                                                     --------------            --------------
Stockholders' equity:
     Preferred stock, $.01 per share; 5,000,000 shares
         authorized and unissued                                               ---                    ---
     Common stock, par value $.01 per share; 25,000,000
         shares   authorized;   13,080,563  shares  issued  and
         outstanding at October 31, 1999 and 1998                           130,805                   130,805
     Paid-in capital                                                     39,399,805                39,399,805
     Retained earnings                                                  138,597,723               123,287,186
                                                                     --------------            --------------

     Total stockholders' equity                                         178,128,333               162,817,796
                                                                     --------------            --------------

     Total liabilities and stockholders' equity                      $  425,719,638            $  353,949,042
                                                                     ==============            ==============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Years Ended October 31,
                                                                   ----------------------------------------------------------

                                                                       1999                     1998                  1997
                                                                       ----                     ----                  ----
Revenues                                                           $ 354,219,562           $ 299,350,361        $ 273,161,251
Cost of sales                                                        291,264,912             242,499,691          214,343,391
                                                                   -------------           -------------        -------------
Gross profit                                                          62,954,650              56,850,670           58,817,860
Selling, general and administrative expenses                          31,441,216              26,832,133           25,556,837
                                                                   -------------           -------------        -------------
Operating income                                                      31,513,434              30,018,537           33,261,023

Interest expense                                                       7,488,570               5,303,218            2,219,003
Interest income                                                          109,331                 173,898               57,832
Minority interest                                                        473,975                 341,638              394,207
Other income (expense), net                                               65,682                 (16,086)             274,081
                                                                   -------------           -------------        -------------
Income before taxes                                                   24,673,852              25,214,769           31,768,140

Provision for income taxes                                             9,363,315               9,672,938           11,674,793
                                                                   -------------           -------------        -------------
Net income                                                         $  15,310,537            $ 15,541,831          $20,093,347
                                                                   =============           =============        =============
Basic earnings per share:
     Net income                                                    $        1.17            $       1.19          $      1.54
                                                                   =============           =============        =============

     Weighted average number of common shares                         13,080,563              13,060,794           13,032,229
                                                                   =============           =============        =============

Diluted earnings per share:
     Net income                                                    $        1.17            $       1.19          $      1.54
                                                                   =============           =============        =============

     Weighted average number of common shares                         13,085,283              13,103,144           13,065,950
                                                                   =============           =============        =============



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Years Ended October 31,
                                                                      --------------------------------------------------------
                                                                            1999                  1998                1997
                                                                            ----                  ----                ----
Cash Flows From Operating Activities:
     Net income                                                       $  15,310,537         $  15,541,831       $  20,093,347
     Adjustment to reconcile net income from continuing
     operations to net cash provided by operating activities:
         Depreciation and amortization                                   18,303,985            15,270,408          11,012,383
         Minority interest                                                 (473,975)             (341,638)           (394,207)
         Deferred income taxes                                            7,455,296             4,335,709           2,809,839
         (Gain) on sale of assets                                           (60,059)              (46,074)            (53,065)
         Changes in operating assets and liabilities, net of
         working capital changes resulting from acquisitions:
                  Accounts receivable                                   (32,867,804)            3,348,720          (8,846,145)
                  Inventories                                            (2,334,862)          (13,635,587)         (2,539,552)
                  Prepaids and other assets                              (5,097,082)              350,877            (335,682)
                  Payables and other liabilities                         12,855,914             4,299,695           9,086,189
                  Accrued income taxes                                      273,318              (896,129)            503,834
                                                                      -------------         -------------        ------------
     Net cash provided by operating activities                           13,365,268            28,227,812          31,336,941
                                                                      -------------         -------------        ------------
Cash Flows From Investing Activities:
         Capital expenditures                                           (58,416,797)          (67,967,994)        (63,164,276)
         Proceeds from sale of assets                                    11,452,211                69,400             157,134
         Acquisitions, net of cash                                           ---                   ---            (13,694,436)
                                                                      -------------         -------------        ------------

     Net cash used in investing activities                              (46,964,586)          (67,898,594)        (76,701,578)
                                                                      -------------         -------------        ------------

Cash Flows From Financing Activities:
         Proceeds from short-term borrowings                             63,808,000            (3,000,000)         29,700,000
         Repayments of short-term borrowings                            (37,713,000)           42,465,000         (29,200,000)
         Proceeds from long-term borrowings                              30,458,000                ---             44,250,000
         Repayments of long-term borrowings                             (20,968,000)               ---             (1,283,352)
         Payment of debt financing costs                                 (1,052,601)               ---                 ---
         Issuance of common stock                                            ---                  656,817             368,525
                                                                      -------------         -------------        ------------

     Net cash provided by financing activities                           34,532,399            40,121,817          43,835,173
                                                                      -------------         -------------        ------------

     Net increase (decrease) in cash and cash equivalents                   933,081               451,035          (1,529,464)
     Cash and cash equivalents at beginning of year                         642,723               191,688           1,721,152
                                                                      -------------         -------------        ------------

     Cash and cash equivalents at end of year                          $  1,575,804         $     642,723         $   191,688
                                                                      =============         =============        ============



The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         COMMON
                                      COMMON              STOCK        ADDITIONAL
                                      STOCK             ($.01 PAR        PAID-IN             RETAINED
                                      SHARES              VALUE)        CAPITAL              EARNINGS             TOTAL
                                  ------------         ----------      ----------          ------------       ------------

October 31, 1996                    13,011,663         $ 130,116       $38,375,152          $ 87,652,008       $126,157,276

    Issuance of common shares           27,100               271           368,254                ---               368,525

    Net income                          ---                  ---            ---               20,093,347         20,093,347
                                  -------------        ----------      -----------          ------------       ------------

October 31, 1997                    13,038,763           130,387        38,743,406           107,745,355        146,619,148

    Issuance of common shares           41,800               418           656,399                ---               656,817

    Net income                          ---                  ---            ---               15,541,831         15,541,831
                                  -------------        ----------      -----------          ------------       ------------

October 31, 1998                    13,080,563           130,805        39,399,805           123,287,186        162,817,796

    Net income                          ---                  ---            ---               15,310,537         15,310,537
                                  -------------        ----------      -----------          ------------       ------------

October 31, 1999                    13,080,563         $ 130,805       $ 39,399,805         $138,597,723       $178,128,333
                                  =============        ==========      ===========          ============       ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Business:
------------------

         Shiloh Industries, Inc. (the "Company") is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets.

NOTE 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION
         The Company recognizes revenue upon product shipment. Revenues include both direct sales as well as toll processing revenue. Toll processing revenue is generated as a result of the Company performing steel processing operations without acquiring ownership of the material. Revenues include $97,937,323, $88,792,119 and $77,383,879 of toll processing revenue for 1999, 1998 and 1997, respectively.

EMPLOYEE BENEFIT PLANS
         The Company accrues the cost of defined benefit pension plans which cover a majority of the Company's employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87. The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to certain employees (Note 10).

GOODWILL
         Goodwill represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over its expected benefit period of 30 years. During 1999, 1998 and 1997, goodwill amortization amounted to $408,558, $408,558 and $297,544, respectively. Accumulated amortization was $1,192,661 and $784,103 at October 31, 1999 and 1998, respectively.

         The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of goodwill and other long-lived assets.

CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

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

CONCENTRATION OF CREDIT RISK
         The Company sells products to customers primarily in the automotive, light truck and heavy truck industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company maintains a reserve for potential credit losses. Such losses have historically been within management's expectations. Currently, the Company does not have financial instruments with off-balance sheet risk. The Company's sales to one customer represented 10.8% of consolidated revenues in 1999.

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

STOCK-BASED COMPENSATION
         The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation; however, the impact of the fair value based method described in SFAS No. 123, "Accounting for Stock-Based Compensation" is presented in the notes to the financial statements (Note 11).

RECLASSIFICATIONS

         Certain amounts in the 1998 financial statements have been reclassified to conform to the current year's presentation.

------------------------------------------------------------------

EARNINGS PER SHARE
         Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company's stock option plan by adjusting the denominator using the treasury stock method.

         The outstanding stock options under the Company's Key Employee Stock Incentive Plan (Note 11) are included in the diluted earnings per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income.

                                             1999              1998               1997
                                             ----              ----               ----
Net income                             $   15,310,537    $   15,541,831    $   20,093,347
                                       ==============    ==============    ==============
Basic weighted average shares              13,080,563        13,060,794        13,032,229
Effect of dilutive securities:
     Stock options                              4,720            42,350            33,721
                                       --------------    --------------    --------------

Diluted weighted average shares            13,085,283        13,103,144        13,065,950
                                       ==============    ==============    ==============

Basic earnings per share                        $1.17             $1.19             $1.54
                                       ==============    ==============    ==============

Diluted earnings per share                      $1.17             $1.19             $1.54
                                       ==============    ==============    ==============

------------------------------------------------------------------

NEW ACCOUNTING STANDARDS:

           In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has no material items of other comprehensive income.

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has only one operating segment; accordingly adoption of this statement did not have a material impact on the Company's financial disclosures.

         In February 1998, SFAS No. 132, "Employer's Disclosures about Pensions and Other Post retirement Benefits" ("SFAS No. 132") was issued. This Statement establishes standards for disclosing information about an entity's pensions and other post retirement benefits. In fiscal year 1999, the Company adopted the disclosure provisions of SFAS No. 132 (Note 10).

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact, if any, of SFAS No. 133, but does not expect adoption to materially affect its financial position, results of operations or financial statement disclosures.

         The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this statement for the year ended October 31, 1999 resulting in no significant effect in the Company's consolidated financial statements. Unamortized computer software costs totaled $11,715,971 and $8,430,471 at October 31, 1999 and 1998, respectively.

The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on financial reporting of start up costs and organization costs. The Company is currently evaluating the provisions of this statement.

NOTE 3 - Acquisitions:
----------------------

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

         On November 1, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Greenfield Die & Manufacturing Corporation ("Greenfield") for approximately $25.3 million, including acquisition costs, comprised of approximately $17.3 million of cash and approximately $7.6 million of assumed liabilities. Greenfield, headquartered in Canton, Michigan, provides the automotive industry a variety of processes including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build.

         The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair value on the dates of acquisitions, as follows:


(In thousands)                                     C&H          Greenfield
                                                   ---          ----------

Net working capital, other than cash            $  3,364         $   8,018
Property, plant and equipment                      2,764             9,801
Goodwill                                           4,805             7,519
                                                --------         ---------
Purchase price                                  $ 10,933         $  25,338
                                                ========         =========

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

NOTE 4 - Accounts Receivable:
-----------------------------

         Accounts receivable in the consolidated balance sheet are expected to be collected within one year and are net of provisions for doubtful accounts, in the amount of $1,080,641 and $919,704 at October 31, 1999 and 1998,
respectively.

NOTE 5 - Inventories:
---------------------

                                          October 31,          October 31,
                                             1999                 1998
                                          ------------       ------------
Inventories consist of the following:

Raw materials                             $ 22,565,387       $ 17,725,301
Work-in-process                             12,629,005         21,012,774
Finished goods                              11,449,478          7,253,874
                                          ------------       ------------
         Total at average cost              46,643,870         45,991,949
LIFO reserve                                   474,939         (1,208,002)
                                          ------------       ------------
         Total                            $ 47,118,809       $ 44,783,947
                                          ============       ============

         Average cost inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $144,888 and $664,140 at October 31, 1999 and 1998, respectively. Of the total inventory at average cost at October 31, 1999 and 1998, $28,923,588 and $23,234,573,
respectively, were valued using the LIFO method.



NOTE 6 - Other Assets:
----------------------

Other assets consist of the following:


                                            October 31,        October 31,
                                                1999               1998
                                           ------------       ------------

Cash surrender value of life insurance     $  3,462,978       $  3,311,111
Long-term pension assets                      2,699,581          1,409,608
Other                                         2,578,995          1,078,175
                                           ------------       ------------
         Total                             $  8,741,554       $  5,798,894
                                           ============       ============

NOTE 7 - Property, Plant and Equipment:
---------------------------------------

Property, plant and equipment consist of the following:

                                        October 31,         October 31,
                                           1999                 1998
                                      --------------      --------------

Land                                  $    9,436,412      $    6,098,992
Buildings and improvements               103,971,677          87,837,749
Machinery and equipment                  193,122,689         180,474,182
Furniture and fixtures                    11,477,394           9,896,521
Construction in progress                  43,041,471          31,768,168
                                      --------------      --------------
         Total, at cost                  361,049,643         316,075,612
Less:  Accumulated depreciation          (91,423,094)        (75,635,032)
                                      --------------      --------------
Net property, plant and equipment     $  269,626,549      $  240,440,580
                                      ==============      ==============


         Depreciation expense was $17,838,676, $14,861,850 and $10,698,783 for
1999, 1998 and 1997, respectively.

         During the years ended October 31, 1999, 1998 and 1997, interest expense incurred was $10,019,015, $7,535,211 and $4,105,467, respectively, of which $2,530,445, $2,231,993 and $1,886,464 was capitalized as part of property, plant and equipment, respectively.

         The Company had commitments for capital expenditures of approximately $10.6 million at October 31, 1999.

NOTE 8 - Financing Arrangements:
--------------------------------

Long-term debt consists of the following:



                                                                        October 31,       October 31,
                                                                           1999              1998
                                                                       ------------      ------------
Revolving credit loan - interest at 8.19% and 5.85% at
         October 31, 1999 and 1998, respectively                       $166,050,000      $130,465,000

Variable rate industrial development bond, collateralized by
letter of credit, weighted average interest rate at 3.56% payable         5,400,000         5,400,000
                                                                       ------------      ------------
on February 1, 2010                                                    $171,450,000      $135,865,000
                                                                       ============      ============

         In September 1999, the Company entered into a new agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provides for loans and letters of credit up to $210.0 million. The term of this facility matures in September 2004. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of October 31, 1999, the factor as determined by the pricing matrix was 1.75 %. The terms of the new Shiloh facility also require an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

         The Agreement is collateralized by a first priority security interest in all of the Company's and its subsidiaries' existing and after-acquired accounts receivable, inventory and machinery and equipment. All of the obligations under the Agreement are fully and unconditionally guaranteed by all of the existing and future domestic subsidiaries.

         The Agreement requires the Company to meet certain financial covenants and ratios including minimum interest coverage, minimum net worth, and maximum leverage. The Agreement also contains non-financial covenants that restrict actions of the Company with respect to incurrence of additional debt, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other debt, liens and encumbrances.

         Prior to January 22, 1998, the Company had a $70.0 million revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility (the "Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The Company had the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor. On January 22, 1998, the Company used $28.0 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan Facility.

         The Company executed a demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance under that facility at LIBOR plus 0.75%

         In March, 1995, Medina County, Ohio issued on the Company's behalf an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, all of which were drawn upon as of

October 31, 1996. These bonds are secured by a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the steel pickling operations in Valley City, Ohio.

         Interest paid amounted to $9,843,836, $7,322,471, and $4,006,614 during
1999, 1998 and 1997, respectively.

         Total availability at October 31, 1999 under the Company's Credit Agreement and Line of Credit was $214,000,000, of which $42,550,000 was unused.

         At October 31, 1999 the scheduled maturities of all long-term debt during the next five years is as follows:


           2000                               ---
           2001                               ---
           2002                               ---
           2003                               ---
           2004                        $171,450,000

NOTE 9 - Leases:
----------------

         The Company leases certain equipment under operating leases. Rent expense under operating leases for 1999, 1998 and 1997 was $1,869,524, $1,154,806 and $474,482, respectively. Future minimum lease payments under operating leases are as follows at October 31, 1999:

                                            Operating
                                            ---------
             2000                          $2,627,601
             2001                           2,440,734
             2002                           2,321,715
             2003                           1,844,579
             2004                           1,824,316
                                           ----------

                                          $11,058,945
                                          ===========


Note 10 - Employee Benefit Plans:
---------------------------------

         The Company maintains pension plans covering most employees. The assets of the plans consist primarily of insurance and annuity contracts. The Company provides postretirement health care benefits to certain employees (and their dependents) who retire early, but coverage generally continues only until age
65. Components of the plan obligations and assets, and the recorded liability at October 31, 1999 and 1998 are as follows:

                                                         Pension Benefits                    Other Post Retirement Benefits

                                                    1999                   1998                 1999                  1998
                                                 -------------        -------------        -------------        -------------
Benefit obligation at beginning of year          $(11,818,613)        $(10,757,359)        $ (2,476,343)        $ (2,166,260)
Service cost                                       (1,066,042)          (1,120,899)            (115,162)            (121,174)
Interest cost                                        (856,849)            (806,801)            (159,894)            (168,186)
Actuarial (gain) loss                                  65,335             (104,315)             765,241             (110,630)
Amendments                                                 --             (241,912)            (102,402)                  --
Benefits paid                                       1,620,771            1,212,673              130,000               89,907
                                                 ------------         ------------         ------------         ------------
Benefit obligation at end of year                 (12,055,398)         (11,818,613)          (1,958,560)
                                                                                                                  (2,476,343)

Fair value of plan assets at beginning             10,306,864           10,191,992                   --                   --
Actual return on plan assets                          515,727              521,265                   --                   --
Employer contribution                               1,434,255              807,729                   --                   --
Benefits paid                                      (1,620,771)          (1,214,122)                  --
                                                 ------------         ------------         ------------         ------------
Fair value of plan assets at end of year           10,636,075           10,306,864                   --                   --

Funded status                                      (1,419,323)          (1,511,749)          (1,958,560)          (2,476,343)
Unrecognized:
Transition obligation/(asset)                         728,124              814,948              375,230              401,840
Prior service cost                                    869,982              924,932              102,402                   --
Net loss/(gain)                                       744,006              502,157              129,808              923,684
Prepaid (accrued) benefit cost
  before adjustment for minimum liability             922,789              730,288           (1,351,120)          (1,150,819)
Adjustment to recognize minimum
  liability                                        (1,010,129)                  --                   --                   --
                                                 ------------         ------------         ------------         ------------
Prepaid (accrued) benefit cost                   $    (87,340)        $    730,288         $ (1,351,120)        $ (1,150,819)
                                                 ============         ============         ============         ============

----------------------------------------------

The components of net periodic benefit cost for the years ended October 31 are as follows:

                                                     Pension Benefits            Other Postretirement Benefits
                                                 1999             1998                  1999            1998
                                            -----------        -----------      ------------     -------------
Service cost                                $ 1,066,042        $ 1,120,899      $    115,162     $     121,174
Interest cost                                   856,849            806,801           159,894           168,186
Expected return on plan assets                 (824,549)          (815,360)               --                --
Net amortization and deferrals                  143,412            126,921            55,245            60,905
                                            -----------       ------------      ------------     -------------
Net periodic benefit cost                   $ 1,241,754       $  1,239,261      $    330,301     $     350,265
                                            ===========       ============      ============     =============

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $3,113,087, $3,113,087, and $2,617,138 respectively as of October 31, 1999 and $3,089,868, $3,089,868, and $2,210,068
respectively as of October 31, 1998.


Actuarial assumptions used in the calculation of the recorded liabilities are as follows:

Weighted-average assumptions as            1999      1998      1999     1998
   of December 31                          ----      ----      ----     ----

Discount rate                              7.75%     7.25%     7.75%    7.25%
Expected return on plan assets             8.00%     8.00%      ---      ---
Rate of compensation increase              4.50%     4.50%      ---      ---
Projected healthcare cost trend rate        ---        ---     7.00%    8.00%

         Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point charge in assumed healthcare cost trend rates would have the following effects at October 31, 1999:
                                            One-Percentage      One-Percentage
                                            Point Increase      Point Decrease
                                            --------------      --------------

Effect on total of service and interest     $     343,108       $      223,755
     cost components
Effect on post retirement obligation        $   2,284,258       $    1,691,668

         In addition to the defined benefit plans described above, the Company recorded expense of $1,473,566, $1,440,520 and $1,292,320 during fiscal 1999,
1998 and 1997, respectively, for its defined contribution plans.

         During 1997, the Company initiated a Supplemental Executive Retirement Plan ("SERP") for key employees of the Company. The Company has agreed to pay each covered employee a certain sum annually for ten (10) years upon retirement or, in the event of death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by discharge for cause). Compensation expense relating to this plan was $285,593, $216,028 and $1,359,000 in fiscal 1999, 1998 and 1997, respectively. The benefits accrued under this plan were $1,289,435 at October 31, 1999.

NOTE 11 - Stock and Bonus Plans:
--------------------------------

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

         Only non-qualified stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. Options granted in 1997, 1998 and 1999 are exercisable over five years. A summary of option activity under the plan follows:

                                         Number of             Weighted
                                         Shares Under          Average Option
                                         Option                Price
                                         ---------------       ---------------

Outstanding at October 31, 1996                251,400         $    14.50
         Granted                                   ---               ---
         Exercised                             (27,100)        $    11.00
         Canceled                               (2,500)        $    16.50
                                         ---------------

Outstanding at October 31, 1997                221,800         $    14.91
         Granted                               138,500         $    18.625
         Exercised                             (41,800)        $    12.72
         Canceled                               (4,000)        $    18.625
                                         ---------------

Outstanding at October 31, 1998                314,500         $    16.78
         Granted                               243,500         $    13.327
         Exercised                               ---           $     ---
         Canceled                              (29,400)        $    15.91
                                         ---------------

Outstanding at October 31, 1999                528,600         $    15.305
                                         ===============



         Exercise prices for options outstanding as of October 31, 1999 ranged from $11.00 to $18.625, with 50% of options outstanding having exercise prices in the range of $16.50 to $18.625 per share.

         In accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") the Company has elected to continue applying the intrinsic value approach under the Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock price at the grant date is equal to or greater than the fair market value of the stock at that date.

--------------------------------------------

SFAS 123 requires pro forma information on net income and earnings per share as if the fair value method for valuing stocks options, as prescribed by SFAS 123, had been applied. The Company's pro forma information follows:

                               1999            1998
                               ----            ----

Net Income                   $14,384         $  14,776
Earnings per share:
         Basic                  1.10              1.13
         Diluted                1.10              1.13


         The fair value of these options was estimated at the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for 1999 and 1998:

                                        1999             1998
                                        ----             ----

Risk-free interest                      4.5%              6.10%
Dividend yield                          0.00%             0.00%
Volatility factor - market              26.7%            26.00%
Expected life of options - years         4.0               4.0


EXECUTIVE INCENTIVE BONUS PLAN

         In 1996, the Company replaced the Executive Bonus Plan with the Short-Term Incentive Plan (the "Bonus Plan") which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate annual bonus pool (the "Aggregate Amount") equal to 5% of the Company's operating earnings. Incentives up to the Aggregate Amount may be paid to the individual participants, in the case of the Chief Executive Officer, by the Board of Directors upon recommendation by the Compensation Committee and the Board of Directors. In determining the individual incentives, in the case of the Chief Executive Officer, 75% of the incentive depends upon meeting the corporate goal for return on equity and 25% of the incentive depends upon meeting specific, project-oriented goals. These goals are established by the Board of Directors. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goal for return on equity and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the goal for operating return on assets established by the Chief Executive Officer and 50% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 1999, 1998 and 1997, amounts of $383,000, $1,089,000 and $750,038, respectively, were paid under the existing bonus plan for that fiscal year.

NOTE 12 - Income Taxes:
-----------------------

     The components of the provision for income taxes on income from continuing operations were as follows:

                                                Year Ended October 31,
                              -------------------------------------------------------
                                   1999               1998                1997
                              --------------     --------------     -----------------
Current:
         Federal              $    1,522,303     $    4,377,388     $    7,276,000
         State and local             385,716            959,841          1,588,954
                              --------------     --------------     --------------
                                   1,908,019          5,337,229          8,864,954
Deferred
         Total                     7,455,296          4,335,709          2,809,839
                              --------------     --------------     --------------
                              $    9,363,315     $    9,672,938     $   11,674,793
                              ==============     ==============     ==============


     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:


                                              October 31,       October 31,
                                                 1999              1998
                                            -------------    ----------------
Deferred tax assets:
     Bad debt reserves                      $     398,355    $       310,158
     Inventory reserves                           343,244            902,904
     State income and franchise taxes           1,288,754          1,238,766
     Accrued group insurance                      262,142            313,902
     AMT carryforwards                          1,764,389              ---
     Accrued vacation reserves                    565,100            455,852
     Capital loss carryforwards                 4,912,050          4,912,050
     Post retirement benefits                     460,816            384,892
     Pension obligations                          157,797            321,194
     Other reserves                               293,001            318,132
                                            -------------     --------------
                                               10,445,648          9,157,850
Less: Valuation allowance                      (4,912,050)        (4,912,050)
                                            -------------     --------------

Total deferred tax assets                       5,533,598          4,245,800

Deferred tax liabilities:
     Fixed assets                             (23,196,560)       (15,226,348)
     Mark to market                              (408,275)          (610,509)
     Joint venture investment                  (2,161,246)        (1,266,234)
     Goodwill                                    (495,296)          (397,183)
     Other                                         ---               (18,009)
                                            -------------     --------------

Net deferred tax liability                  $ (20,727,779)   $   (13,272,483)
                                            =============    ===============

-----------------------------------

The valuation allowance relates to capital loss carryforwards which are not expected to be utilized.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                               Years Ended October 31,
                                             ---------------------------
                                             1999     1998      1997
                                             ----     ----     -----

Federal income tax at statutory rate         34.0%    35.0%    35.0%
State and local income taxes                  2.0      3.2      1.8
FAS 109 rate differential                     0.8      ---      ---
Other                                         1.1      0.2      ---
                                             -----    -----    -----
     Effective income tax rate               37.9%    38.4%    36.8%
                                             =====    =====    =====


         Income taxes paid, net of refunds, amounted to $1,606,386, $6,372,737 and $8,757,066 for the years 1999, 1998, and 1997, respectively.

         At October 31, 1999, the Company had available a capital loss carryforward of approximately, $12,791,797 expiring in 2001, if not utilized. The capital loss was incurred on the sale of Shafer Valve and a full valuation allowance has been provided.



NOTE 13- Related Party Transactions:
------------------------------------

         The Company had sales to a significant shareholder of $10,943,440, $6,564,094 and $7,042,217 for the years 1999, 1998 and 1997, respectively. At
October 31, 1999 and 1998, the Company had receivable balances of $1,982,032 and $1,322,785 respectively, due from this shareholder.

NOTE 14 - Quarterly Results of Operations (Unaudited):
------------------------------------------------------

                                                      (In Thousands, except per share data)
                                           ---------------------------------------------------------

                                              First          Second           Third         Fourth
October 31, 1999                             Quarter         Quarter         Quarter        Quarter
----------------                           ----------      ----------      ----------      ---------

Revenues                                   $   81,601      $   89,565      $   83,869      $  99,185
Gross Profit                                   12,397          16,281          15,148         19,129
Operating Income                                4,683           8,192           8,428         10,210
Net Income                                      2,031           4,014           4,133          5,133

Net Income per Share (Basic/Diluted)              .16             .31             .32            .39
                                           ----------      ----------      ----------      ---------
Weighted Average Number of Shares
         Basic                                 13,081          13,081          13,081         13,081
         Diluted                               13,093          13,085          13,086         13,085


In the fourth quarter, the Company recorded a favorable after tax LIFO adjustment in the amount of $780,000.


October 31, 1998
----------------
Revenues                                   $  73,930       $  82,038       $   64,368      $  79,015
Gross Profit                                  15,028          17,158           12,139         12,526
Operating Income                               8,891          10,373            5,657          5,097
Net Income                                     4,925           5,838            2,984          1,794

Net Income per Share (Basic/Diluted)             .38             .45              .23            .14
                                           ---------       ---------       ----------      ---------
Weighted Average Number of Shares
         Basic                                13,039          13,045           13,078         13,081
         Diluted                              13,088          13,120           13,126         13,098

October 31, 1997
----------------

Revenues                                   $  64,568        $ 70,689       $   65,460     $  72,444
Gross Profit                                  12,577          15,102           14,276        16,863
Operating Income                               7,252           8,986            7,556         9,467
Net Income                                     4,530           5,437            4,649         5,477

Net Income per Share (Basic/Diluted)             .35             .42              .36           .42
                                           ---------       ---------       ----------     ---------

Weighted Average Number of Shares
         Basic                                13,013          13,039           13,039        13,039
         Diluted                              13,040          13,058           13,087        13,082



NOTE 15 - Commitments and Contingent Liabilities:
-------------------------------------------------

         The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows.


NOTE 16 - Subsequent Event:
---------------------------

         Effective November 1, 1999, the Company acquired the automotive division of MTD Products Inc, a significant shareholder of the Company. Pursuant to the terms of the transaction, the Company acquired substantially all of the assets of MTD Automotive ("MTDA"), a division of MTD Products Inc, for an aggregate consideration of approximately $31.1 million consisting of $20.0 million in cash and $9.6 million in Company common stock and $1.5 million in acquisition costs. The portion of cash was paid on the effective date of the acquisition and was financed by the Company's revolving credit facility and the related common stock was issued on the same date. The purchase price is subject to adjustment based upon the closing net working capital. In addition, the aggregate consideration will be increased or decreased based upon the performance of MTDA during the first twelve months subsequent to closing. The maximum amount of additional consideration to be paid under the performance clause is $28.0 million. The maximum amount of consideration to be refunded under the performance clause is $15.0 million. Such purchase price adjustments will be paid half in cash and half in stock. Of the $20.0 million cash portion of the purchase price, only $12.5 million will be used in the purchase price allocation. The amount of $7.5 million is contingent consideration and will not enter into the purchase price until the contingency is resolved. Of the 1,428,571 shares of common stock issued, 535,714 shares are considered contingent consideration and will not enter into the purchase price allocation until the reserve contingency is resolved.

An audited pro forma purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed on November 1, 1999 is as follows (in millions):

Working Capital   $29.9
Negative Goodwill ($6.9)

         MTDA, a division of MTD Products Inc is a manufacturer of stamped parts and components for the automotive industry. Their manufactured products are sold primarily to original equipment manufacturers located in the United States. MTDA net sales were $192.8 million in its fiscal year ended July 31, 1999.

         The acquisition of MTDA will be accounted for utilizing the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The Company's Statement of Income will include the operations on MTDA beginning on November 1, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

         Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by the Instruction 3 item 405 of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers" and under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         (a) The following documents are filed as a part of this Annual Report on Form 10-K on Item 8.

                           1.  Financial Statements.

                               Report of Independent Accountants

                               Consolidated Balance Sheets at October 31, 1999 and 1998.

                               Consolidated Statement of Income for the three years ended October 31, 1999.

                               Consolidated Statements of Cash Flows for the three years ended October 31, 1999.

                               Consolidated Statement of Stockholders' Equity for the three years ended October 31, 1999.

                               Notes of Consolidated Financial Statements.

                           2. Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountants thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

                                   SCHEDULE II

                             SHILOH INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                   Additions
                                                    Balance at     Charged to                       Balance at
                                                     Beginning     Costs and                           End
        Description                                  of Period      Expenses        Deductions      of Period
        -----------                                  ---------      --------        ----------      ---------
Valuation account for accounts receivable
     Year ended October 31, 1999                    $  919,704     $  189,793       $   28,856     $ 1,080,641
     Year ended October 31, 1998                       849,554        106,549           36,399         919,704
     Year ended October 31, 1997                       913,070          5,452           68,968         849,554

Reserve for excess, slow moving and
potentially obsolete material
     Year ended October 31, 1999                    $  664,140     $   94,888       $  614,140     $   144,888
     Year ended October 31, 1998                       137,938        589,140           62,938         664,140
     Year ended October 31, 1997                        82,181        137,938           82,181         137,938

Valuation allowance for deferred tax assets
(a)
     Year ended October 31, 1999                    $4,912,050     $    ---         $    ---       $ 4,912,050
     Year ended October 31, 1998                     4,912,050          ---              ---         4,912,050
     Year ended October 31, 1997                     5,046,335          ---            134,285       4,912,050

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.    Exhibits

             2.1 Asset Purchase Agreement, dated June 21, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 3, 1999.

             2.2 First Amendment to Asset Purchase Agreement, dated August 31, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc.

             2.3 Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated by reference to
                           Exhibit 2.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1999.

             3.1 (i)       Restated Certificate of Incorporation of the
                           Company is incorporated herein by reference to
                           Exhibit 3.1 (i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

                 (ii) By-Laws of the Company are incorporated here in reference to Exhibit 3.1 (ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

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

             10.1 Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to
                           Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

             10.2 Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

             10.3 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report of Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0.21964).

            *10.4 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

            *10.5 Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

            *10.6 Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

            *10.7 Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to
                           Exhibit 10.15 of the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).



             10.8 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

            *10.9 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and Robert L. Grissinger is incorporated herein by reference to
                           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

             10.10 Credit Agreement, dated September 13, 1999 by and among the Company, the banks listed on Annex A thereto and KeyBank National Association, as Administrative Agent.

             10.11 Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc.

             21.1          Subsidiaries of the Company.

             23.1          Consent of PricewaterhouseCoopers LLP.

             24.1          Powers of Attorney.

             27.1          Financial Data Schedule.


(b)          Reports on Form 8-K.

             No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1999.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHILOH INDUSTRIES, INC.

Date:  January 31, 2000              By:  /s/John F. Falcon
                                          --------------------------------
                                          John F. Falcon,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.



       Signature                                                  Title                                           Date
       ---------                                                  -----                                           ----
                 *                               Vice Chairman and Director                                January 31, 2000
-----------------------------------
        Dominick C. Fanello


           /s/ Jack Falcon                       President and Chief Executive Officer and                 January 31, 2000
-----------------------------------              Director (Principal Executive Officer)
             Jack Falcon

                 *                               Treasurer and Chief Financial Officer (Principal          January 31, 2000
-----------------------------------              Accounting and Principal Financial Officer)
           Craig A. Stacy

                 *                               Director                                                  January 31, 2000
-----------------------------------
          James C. Fanello

                 *
-----------------------------------              Chairman and Director                                     January 31, 2000
           Curtis E. Moll

                 *                               Director                                                  January 31, 2000
-----------------------------------
          Ronald C. Hauser

                 *                               Director                                                  January 31, 2000
-----------------------------------
          David J. Hessler

                 *                               Director                                                  January 31, 2000
-----------------------------------
           Richard S. Gray

                 *                               Director                                                  January 31, 2000
-----------------------------------
           James A. Karman

                 *                               Director                                                  January 31, 2000
-----------------------------------
        Theodore K. Zampetis


*The undersigned, by signing his name hereto, does sign and execute this Annual
 Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                      By:    /s/ John F. Falcon
                                            -----------------------------------
                                            John F. Falcon, Attorney-In-Fact

EXHIBIT INDEX

     Exhibit No.                     Exhibit Description
     -----------                     -------------------

         2.1 Asset Purchase Agreement, dated June 21, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc. is incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 3, 1999.

         2.2 First Amendment to Asset Purchase Agreement, dated August 31, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc.

         2.3 Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc. is incorporated by reference to
                           Exhibit 2.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1999.

         3.1(i)            Restated Certificate of Incorporation of the
                           Company is incorporated herein by reference to
                           Exhibit 3.1 (i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

            (iii) By-Laws of the Company are incorporated here in reference to Exhibit 3.1 (ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

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

         4.4 First Amendment to Stockholders Agreement, dated March 11, 1994, by and among the Company, MTD Products Inc. and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

         10.1 Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to
                           Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

         10.2 Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

         10.3 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report of Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0.21964).

         10.4 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

         10.5 Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

         10.6 Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

         10.7 Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to
                           Exhibit 10.15 of the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).

         10.8 Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

         10.9 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and Robert L. Grissinger is incorporated herein by reference to
                           Exhibit 10.15 to the Company's Annual Report or Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

         10.10 Credit Agreement, dated September 13, 1999, by and among the Company, the banks listed on Annex A thereto and KeyBank National Association, as Administrative Agent.

         10.11 Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc.

         21.1              Subsidiaries of the Company.

         23.1              Consent of PricewaterhouseCoopers LLP.

         24.1              Powers of Attorney.

         27.1              Financial Data Schedule.