Form 10-Q
period 2000-01-31
SHILOH INDUSTRIES INC
filed 2000-03-16
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------
Commission file number       0-21964
                       ----------------

                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           51-0347683
---------------------------------                        -------------------

  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

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

Number of shares of Common Stock outstanding as of March 14, 2000 was 14,509,134 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----




                                                                                                Page
                                                                                                ----

         PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets

                  Condensed Consolidated Statements of Income

                  Condensed Consolidated Statements of Cash Flows

                  Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                       January 31,              October 31,
                                                                          2000                     1999
                                                                      --------------           -------------
ASSETS
------

Cash and cash equivalents                                            $      218,599           $  1,575,804
Accounts receivable, net                                                 99,612,692             79,670,183
Inventories, net                                                         84,966,510             47,118,809
Deferred income taxes                                                       ---                  1,580,889
Prepaid expenses                                                          6,615,199              5,758,354
                                                                     --------------            -----------
      Total current assets                                              191,413,000            135,704,039
                                                                     --------------            -----------


Property, plant and equipment, net                                      282,567,584            269,626,549
Goodwill, net                                                            10,939,038             11,647,496
Other assets                                                              7,557,806              8,741,554
                                                                     --------------            -----------
      Total assets                                                   $  492,477,428           $425,719,638
                                                                     ==============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                     $   81,500,346           $ 38,677,150
Accrued income taxes                                                      3,848,252              1,293,522
Deferred income taxes                                                     4,766,449                ---
Advanced billings                                                         1,710,403                225,289
Other accrued expenses                                                   13,782,482             10,195,880
                                                                     --------------           ------------
      Total current liabilities                                         105,607,932             50,391,841
                                                                     --------------           ------------

Long-term debt                                                          175,400,000            171,450,000
Deferred income taxes                                                    15,961,329             22,308,668
Long-term benefit liabilities                                             3,159,577              2,991,120
Other liabilities                                                           431,925                449,676
                                                                     --------------            -----------
      Total liabilities                                                 300,560,763            247,591,305
                                                                     --------------           ------------

Stockholders' equity
  Common stock                                                              145,094                130,805
  Paid-in capital                                                        49,033,728             39,399,805
  Retained earnings                                                     142,737,843            138,597,723
      Total stockholders' equity                                     --------------           ------------
                                                                        191,916,665            178,128,333
                                                                     --------------           ------------

      Total liabilities and stockholders' equity                     $  492,477,428           $425,719,638
                                                                     ==============           ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three months ended January 31,
                                                                     --------------------------------------
                                                                         2000                      1999
                                                                         ----                      ----

Revenues                                                             $  140,827,382            $ 81,601,103
Cost of sales                                                           120,607,211              69,204,147
                                                                     --------------            ------------
Gross profit                                                             20,220,171              12,396,956

Selling, general and administrative expenses                             11,572,928               7,713,930
                                                                     --------------            ------------
Operating income                                                          8,647,243               4,683,026

Interest expense                                                          3,478,283               1,697,424
Interest income                                                              38,204                  55,866
Minority interest                                                             ---                   222,280
Other income (expense), net                                               1,470,450                  38,033
                                                                     --------------            ------------
Income before taxes                                                       6,677,614               3,301,781

Provision for income taxes                                                2,537,494               1,271,186
                                                                     --------------            ------------

Net income                                                           $    4,140,120            $  2,030,595
                                                                     ==============            ============

Basic earnings per share:
     Net income                                                      $          .30            $        .16
                                                                     ==============            ============

     Weighted average number of common shares                            13,973,420              13,080,563
                                                                     ==============            ============

Diluted earnings per share:
     Net income                                                      $          .30            $        .16
                                                                     ==============            ============

     Weighted average number of common shares                            13,975,619              13,093,071
                                                                     ==============            ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Three Months ended January 31,
                                                                          ------------------------------------
                                                                               2000                   1999
                                                                               ----                   ----

Cash Flows From Operating Activities:
    Net income                                                            $   4,140,120          $   2,030,595
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                       5,360,947              4,514,672
          Minority interest                                                      ---                  (222,280)
          (Gain) on sale of assets                                           (1,526,258)                (2,163)
    Changes in operating assets and liabilities, net
       of working capital changes resulting from
       acquisitions:
                  Accounts receivable                                          (576,368)           (11,977,812)
                  Inventories                                               (12,861,258)               708,377
                  Prepaids and other assets                                     381,102             (1,066,535)
                  Payables and other liabilities                             35,336,659              6,552,853
                  Accrued income taxes                                        2,554,730              1,366,033
                                                                          -------------          -------------

    Net cash provided by operating  activities                               32,809,674              1,903,740
                                                                          -------------          -------------

Cash Flows From Investing Activities:
       Capital expenditures                                                 (18,347,069)           (18,049,048)
       Proceeds from sale of assets                                           1,714,000                  6,300
       Acquisition, net of cash                                             (21,483,810)                 ---
                                                                          -------------          -------------

    Net cash used in investing activities                                   (38,116,879)           (18,042,748)
                                                                          -------------          -------------

Cash Flows From Financing Activities:
       Proceeds from short-term borrowings                                       ---                16,625,000
       Proceeds from long-term borrowings                                    42,500,000              4,110,000
       Repayments of long-term borrowings                                   (38,550,000)            (2,000,000)
                                                                          -------------          -------------

    Net cash provided by financing activities                                 3,950,000             18,735,000
                                                                          -------------          -------------

Net increase (decrease) in cash and cash equivalents                         (1,357,205)             2,595,992

Cash and cash equivalents at beginning of period                              1,575,804                642,723
                                                                          -------------          -------------

Cash and cash equivalents at end of period                                $     218,599          $   3,238,715
                                                                          =============          =============

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation and Business
-------------------------------------------

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report to Stockholders.

Revenues and operating results for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:


                                   January 31,             October 31,
                                      2000                     1999
                                --------------            ------------

Raw materials                   $   42,778,490            $ 22,565,387
Work-in-process                     15,447,798              12,629,005
Finished goods                      26,248,193              11,449,478
                                --------------            ------------
    Total at average cost           84,474,481              46,643,870
LIFO reserve                           492,029                 474,939
                                --------------            ------------
    Total                       $   84,966,510            $ 47,118,809
                                ==============            ============


NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:


                                            January 31,         October 31,
                                                1999               1999
                                          --------------      ---------------
Land                                       $  9,441,411       $    9,436,412
Buildings and improvements                  104,088,278          103,971,677
Machinery and equipment                     195,123,271          193,122,689
Furniture and fixtures                       26,357,351           11,477,394
Construction in progress                     42,215,996           43,041,471
                                           ------------       --------------
    Total, at cost                          377,226,307          361,049,643
Less:  Accumulated depreciation             (94,658,723)         (91,423,094)
                                           ------------       --------------
Net property, plant and equipment          $282,567,584       $  269,626,549
                                           ============       ==============

NOTE 4 - Financing Arrangements:
--------------------------------

                                                                                       January 31,            October 31,
                                                                                          2000                    1999
                                                                                     --------------          --------------
Long-term debt consists of the following:

Revolving credit loan - interest at 8.64% at January 31, 2000                        $  170,000,000          $  166,050,000

Variable rate industrial development bond, collateralized by letter of credit, weighted average interest rate at 3.95% payable on
  February 1, 2010                                                                        5,400,000               5,400,000
                                                                                     --------------          --------------
Total                                                                                $  175,400,000          $  171,450,000
                                                                                     ==============          ==============


In September 1999, the Company entered into a new agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provides for loans and letters of credit up to $210.0 million. The term of this facility matures in September 2004. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of January 31, 2000, the factor as determined by the pricing matrix was 1.75%. The terms of the Agreement also require an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

The Agreement is collateralized by a first priority security interest in substantially all of the Company's and its subsidiaries' existing and after-acquired accounts receivable, inventory and machinery and equipment. All of the obligations under the Agreement are fully and unconditionally guaranteed by substantially all of the existing and future domestic subsidiaries.

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

Prior to January 22, 1998, the Company had a $70.0 million revolving credit facility ("Shiloh Facility") with KeyBank National Association ("KeyBank") and Shiloh of Michigan had a $28.0 million credit facility (the "Shiloh of Michigan Facility") with KeyBank. On January 22, 1998, the Company increased the Shiloh Facility to $135.0 million. The Company had the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. On January 22, 1998, the Company used $28.0 million of the Shiloh Facility to retire the outstanding balance of the Shiloh of Michigan Facility.

The Company executed a demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance under that facility at LIBOR plus 0.75%.

In March 1995 Medina County, Ohio issued on the Company's behalf an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, all of which were drawn upon as of October 31, 1996. These bonds are secured by a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the steel pickling operations in Valley City, Ohio.

Under the Company's revolving credit facilities, $38.6 million was unused at January 31, 2000.

NOTE 5 - Acquisition:
---------------------

Effective November 1, 1999, the Company acquired MTD Automotive ("MTDA"), the automotive division of MTD Products Inc, a significant stockholder of the Company. MTDA is primarily a tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. MTDA net sales were $192.8 million in its fiscal year ended July 31, 1999.

Pursuant to the terms of the purchase agreement, the Company acquired substantially all of the assets of MTDA for aggregate consideration of approximately $31.1 million consisting of $20.0 million in cash, $9.6 million in Company common stock and $1.5 million in acquisition costs. The portion of cash was paid on the effective date of the acquisition and was financed by the Company's revolving credit facility and the related common stock was issued on the same date. The purchase price is subject to adjustment based upon the closing net working capital. The Company is in the process of finalizing the purchase price allocation. The Company's Statement of Income for the quarter ended January 31, 2000 includes the operations of MTDA since November 1, 1999. In addition, the aggregate consideration will be increased or decreased based upon the performance of MTDA during the first twelve months subsequent to closing. The maximum amount of additional consideration to be paid under the performance clause is $28.0 million. The maximum amount of consideration to be refunded under the performance clause is $15.0 million. Such purchase price adjustments will be paid half in cash and half in stock. Of the $20.0 million cash portion of the purchase price, only $12.5 million was used in the initial purchase price allocation. The amount of $7.5 million is contingent consideration and will not enter into the purchase price until the contingency is resolved. Of the 1,428,571 shares of common stock issued, 535,714 shares are considered contingent consideration and will not enter into the initial purchase price allocation until the reserve contingency is resolved.

The acquisition of MTDA was accounted for utilizing the purchase method, whereby the initial purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The excess of the fair value of net assets acquired over the acquisition cost ("negative goodwill") of ($629,000) is being amortized on a straight line basis over five years. The total cost of net assets acquired was $31,132,000 and consisted of assets of $43,841,000 less liabilities assumed of $12,709,000. Assets acquired, other than negative goodwill (at fair value) consisted of accounts receivable of $19,363,000, inventory of $24,986,000 and other assets of $121,000. Liabilities assumed (at fair value) consisted of accounts payable of $10,010,000 and accrued liabilities of $2,699,000.

The following are unaudited pro forma results of operations for the three months ended January 31, 1999 assuming the acquisition of MTDA had occurred November 1, 1998. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of November 1, 1998.

                                          Unaudited Pro Forma
                                           Three Months Ended
                                            January 31, 1999
                                           ------------------

Total revenue                               $    127,484
Net income                                  $      2,989


NOTE 6 - Other Information:
---------------------------

During the first quarter ended January 31, 2000 and 1999, cash payments for interest amounted to $4.1 million and $2.0 million respectively, while no cash payments for income taxes were made during the first quarter of 2000. Cash payments, net of refunds, of $2.0 million were made for income taxes during the first quarter of fiscal 1999. The Company issued common stock in the amount of $9.6 million in connection with the purchase business combination described in
Note 5. The provision for income taxes was $2.5 million for the first three months of fiscal 2000 compared with $1.3 million for the comparable period in fiscal 1999, representing effective tax rates of 38.0% and 38.5%, respectively. During the quarter ended January 31, 2000 the Company recorded a gain on the sale of the Company jet of $1.5 million.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,200,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first quarter of fiscal 2000, 221,800 stock options were granted but no options were exercised during the quarter.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company's stock option plan by adjusting the denominator using the treasury stock method.

The outstanding stock options under the Company's Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income.
                                            Three Months
                                           Ended January 31,
                                           -----------------
                                        2000                1999
                                        ----                ----

Net income                         $ 4,140,120         $ 2,030,595

Basic weighted average shares(1)    13,973,420          13,080,563

Effect of dilutive securities:
Stock options                            2,199              12,508

Diluted weighted average shares     13,975,619          13,093,071

Basic earnings per share                  $.30                $.16

Diluted earnings per share                $.30                $.16

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows.

------------
(1) Excludes 535,714 contingent shares for 2000. See Note 5.

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

On November 1, 1999, the Company acquired MTDA, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio for an aggregate purchase price of approximately $31.1 million. MTDA is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies.

The aggregate consideration consisted of $20 million in cash and a number of shares equal to $20 million divided by the greater of (1) $14.00 or (2) to the extent the average closing price of the Common Stock exceeded $14.50 per share, the average closing price. Because the average closing price did not exceed $14.50 per share, the Company issued 1,428,571 shares of Common Stock to MTD Products Inc.. The purchase price is subject to adjustment based upon the closing net working capital. The Company is in the process of finalizing the initial purchase price allocation. In addition, the aggregate consideration will be increased or decreased based upon the performance of MTDA during the first twelve months subsequent to closing. The maximum amount of additional consideration to be paid under the performance clause is $28.0 million. The maximum amount of consideration to be refunded under the performance clause is $15.0 million. Such purchase price adjustments will be paid half in cash and half in Common Stock.

     The Company conducts its operations through the following subsidiaries:


SUBSIDIARY                                              DESCRIPTION OF PRINCIPAL OPERATION
----------                                              ----------------------------------
Shiloh Corporation                                      Blanking/Tool and Die Production
Sectional Stamping, Inc.                                Stamping
Valley City Steel Company                               Steel Processing
Greenfield Die & Manufacturing Corp.                    Stamping/Tool and Die Production
Medina Blanking, Inc.                                   Blanking/Tailor-Welded Blanking
Liverpool Coil Processing, Inc                          Steel Processing
C&H Design Company                                      Tool and Die Production
Shiloh of Michigan, L.L.C.                              Blanking
Sectional Die Company                                   Tool and Die Production
Jefferson Blanking, Inc.                                Blanking/Tailor-Welded Blanking
Shiloh Automotive, Inc., dba MTD                        Stamping/Tool and Die Production
     Automotive (1)
Shiloh de Mexico S.A. de C.V. (2)                       Blanking/Tailor-Welded Blanking

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

A significant portion of the Company's steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or processes that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers needs, the Company estimates that of total tons used or processed in its operations, approximately 85.6% in 1999, 87.4% in 1998 and 87.2% in 1997, were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 27.6% in 1999, 29.7% in 1998 and 28.3% in 1997. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company's stamping operations use more directly owned steel than its other operations.

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

Results of Operations
---------------------

THREE MONTHS ENDED JANUARY 31, 2000
COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

REVENUES. Revenues increased by $59.2 million, or 72.6%, to $140.8 million for the first quarter of fiscal 2000 from $81.6 million for the comparable period in fiscal 1999. The increase in revenue is primarily due to the inclusion of Shiloh Automotive, Inc., dba MTD Automotive ("MTDA") and Ohio Welded Blank ("OWB") an expansion facility of Medina Blanking, Inc.. MTDA was acquired on November 1, 1999 and accounted for $48.9 million, or 82.6% of the revenue increase. OWB, dedicated to tailor-welded blanks for the automotive sector, became operational on November 1, 1999 and accounted for $9.4 million or 15.9% of the revenue increase. Blanking and stamping revenues increased 120.0% while revenue from other steel processing and tool and die decreased 5.3% and 5.7%, respectively. Scrap revenue increased $2.6 million, or 119% for the first quarter of fiscal 2000 as a result of (i) an increase in the average scrap price per gross ton and (ii) an increase in scrap volume which includes MTDA. The percentage of revenue from directly owned steel processing increased to 81.7% for the first quarter of fiscal 2000 from 73.3% for the comparable period in fiscal 1999.
The percentage of revenues from toll processed steel decreased to 18.3% for the first quarter of fiscal 2000 from 26.7% for the comparable period in fiscal 1999. This shift in the mix of revenue from toll processing to directly owned steel processing resulted from the addition of MTDA which predominantly used directly owned steel.

GROSS PROFIT. Gross profit increased by $ 7.8 million, or 63.1%, to $20.2 million for the first quarter of fiscal 2000 from $12.4 million for the comparable period in fiscal 1999. Gross margin decreased to 14.4% for the first quarter of fiscal 2000 from 15.2% for the comparable period in fiscal 1999. The increase in gross profit is primarily related to the acquisition of MTDA and increased blanking and stamping revenues. The decrease in gross margin was primarily due to the acquisition of MTDA, which has historically generated lower gross margins than the Company's existing operations. Excluding MTDA gross profit increased $3.5 million and gross margin increased to 17.3% for the first quarter of fiscal 2000. This increase relates primarily to an increase in toll processed steel and the increase in scrap revenue for the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 50.0% to $11.6 million for the first quarter of fiscal 2000 from $7.7 million for the comparable period in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 8.2% for the first quarter of fiscal 2000 from 9.5% for the comparable period in fiscal 1999. The increase, in dollars, was primarily the result of the inclusion of MTDA and OWB. Excluding MTDA and OWB selling, general and administrative expenses increased $1.7 million and as a percentage of revenues increased to 11.4%. These increases are primarily the result of: the addition of corporate personnel and related costs, a bad debt write-off relating to one customer and increased depreciation on the new business system software.

OTHER. The Company incurred interest expense of $3.5 million in the first quarter of fiscal 2000 compared to $1.7 million of interest expense in the comparable period of fiscal 1999. This increase is due primarily to increased average borrowings. Interest expense of approximately $.7 million relating to expansion of several facilities was capitalized during the first quarter of fiscal 2000. In addition, a one time gain of $1.5 million resulted from the sale of the Company jet. The provision for income taxes was $2.5 million in the first quarter of fiscal 2000 compared with $1.3 million for the comparable period in fiscal 1999, representing effective tax rates of 38.0% and 38.5%, respectively.

NET INCOME. Net income from continuing operations for the first quarter of fiscal 2000 increased by $2.1 million, or 104%, to $4.1 million from $2.0 million for the comparable period in fiscal 1999. This increase was primarily the result of the inclusion of MTDA, an increase in the price and volume of scrap and the one time gain on the sale of the Company jet, which was partially offset by a bad debt write-off relating to one customer.

Liquidity and Capital Resources
-------------------------------

At January 31, 2000, the Company had $85.8 million of working capital, representing a current ratio of 1.81 to 1 and a debt-to-total capitalization ratio of 47.8%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 2000.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first quarter of fiscal 2000 was $32.8 million as compared to $1.9 million for the comparable period of fiscal 1999, primarily as a result of the increase in accounts payable resulting from a change in payment terms from certain suppliers. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures, excluding acquisitions, were $18.3 million during the first quarter of fiscal 2000 and $18.0 million for the comparable period in fiscal 1999. Approximately $15.2 million of the capital expenditures during the first quarter of fiscal 2000 were used for facility and equipment in Saltillo, Mexico. This facility is being constructed to support business relating to the nearby General Motors plant that produces several popular SUV models. The Company's total capital budget for fiscal 2000 amounts to approximately $55.8 million.

In September 1999, the Company entered into a new agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provides for loans and letters of credit up to $210.0 million. The term of this facility matures in September 2004. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of January 31, 2000, the factor as determined by the pricing matrix was 1.75%. The terms of the Agreement also require an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

The Company executed a demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million. Interest accrues on the outstanding principal balance under that facility at LIBOR plus 0.75%.

In March 1995 Medina County, Ohio issued on the Company's behalf an aggregate of $5.4 million in principal amount of variable rate industrial revenue bonds due 2010, all of which were drawn upon as of October 31, 1996. These bonds are secured by a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the steel pickling operations in Valley City, Ohio.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $214.0 million, $38.6 million of which was unused at January 31, 2000.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2000 as well as over the long term such as, without limitations, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (iv) risks associated with integrating operations of acquired companies, including the recent acquisition of MTDA, (v) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (vi) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit 27        Financial Data Schedule.

         b.       Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on November 15, 1999 and

                  The Company filed an Amendment to the Current Report on Form 8-K on January 14, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2000                     SHILOH INDUSTRIES, INC.



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