Form 10-Q
period 2000-04-30
SHILOH INDUSTRIES INC
filed 2000-06-14
CIK 904979

                       SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
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

Number of shares of Common Stock outstanding as of June 12, 2000 was 14,509,134 shares.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                       April 30,       October 31,
                                                         2000            1999
                                                     ------------     ------------
ASSETS

Cash and cash equivalents                            $    339,607     $  1,575,804
Accounts receivable, net                              110,868,403       79,670,183
Inventories, net                                       84,611,564       47,118,809
Deferred income taxes                                         ---        1,580,889
Prepaid expenses                                        6,161,112        5,758,354
                                                     ------------     ------------
      Total current assets                            201,980,686      135,704,039
                                                     ------------     ------------


Property, plant and equipment, net                    292,161,824      269,626,549
Goodwill, net                                          11,808,590       11,647,496
Other assets                                            8,311,604        8,741,554
                                                     ------------      ------------
      Total assets                                   $514,262,704     $425,719,638
                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                     $ 84,733,015     $ 38,677,150
Accrued income taxes                                    5,730,519        1,293,522
Deferred income taxes                                   4,766,449              ---
Advanced billings                                       1,040,645          225,289
Other accrued expenses                                 17,388,000       10,195,880
                                                     ------------     ------------
      Total current liabilities                       113,658,628       50,391,841
                                                     ------------     ------------

Long-term debt                                        183,400,000      171,450,000
Deferred income taxes                                  15,961,329       22,308,668
Long-term benefit liabilities                           3,370,762        2,991,120
Other liabilities                                         414,173          449,676
                                                     ------------     ------------

      Total liabilities                               316,804,892      247,591,305
                                                     ------------     ------------

Stockholders' equity                                      145,094          130,805
  Common stock                                         49,033,729       39,399,805
  Paid-in capital                                     148,278,989      138,597,723
  Retained earnings                                  ------------     ------------
                                                      197,457,812      178,128,333
      Total stockholders' equity                     ------------     ------------




      Total liabilities and stockholders' equity     $514,262,704     $425,719,638
                                                     ============     ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three months ended April  30,      Six months ended April 30,
                                                   -----------------------------------     --------------------
                                                          2000          1999             2000             1999
                                                          ----          ----             ----             ----
Revenues                                            $ 165,666,124   $  89,564,775    $306,493,506    $171,165,878
Cost of sales                                         140,093,765      73,283,884     260,700,974     142,488,037
                                                    -------------   -------------    ------------    ------------
Gross profit                                           25,572,359      16,280,891      45,792,532      28,677,841


Selling, general and administrative expenses           13,641,898       8,088,631      25,214,827      15,802,562
                                                    -------------   -------------    ------------    ------------
Operating income                                       11,930,461       8,192,260      20,577,705      12,875,279

Interest expense                                        3,220,545       1,790,382       6,698,828       3,487,806
Interest income                                            12,740          25,203          50,943          81,069
 Minority interest                                            ---         112,743             ---         335,023
Other income (expense), net                                65,012         (13,671)      1,535,462          24,362
                                                    -------------   -------------    ------------    ------------
Income before taxes                                     8,787,668       6,526,153      15,465,282       9,827,927

Provision for income taxes                              3,246,522       2,512,566       5,784,016       3,783,752
                                                    -------------   -------------    ------------    ------------
Net income                                          $   5,541,146   $   4,013,587    $  9,681,266     $ 6,044,175
                                                    =============   =============    ============    ============
Basic earnings per share:
     Net income                                              $.40            $31             $.69            $.46
                                                    =============   =============    ============    ============

     Weighted average number of common
      shares:                                          13,973,420     13,080,563       13,973,420      13,080,563
                                                    =============   =============    ============    ============

Diluted earnings per share:
     Net income                                              $.40           $.31             $.69            $.46
                                                    =============   =============    ============    ============

     Weighted average number of common
      shares:                                          13,992,593     13,085,317       13,982,239      13,086,868
                                                    =============   =============    ============    ============







The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Six Months ended April 30,
                                                                    --------------------------
                                                                     2000                1999
                                                                     ----                ----
Cash Flows From Operating Activities:
  Net income                                                    $   9,681,266      $   6,044,175
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                               11,236,100          8,921,005
       Minority interest                                                -               (335,023)
       (Gain) on sale of assets                                    (1,529,348)          (472,016)
  Changes in operating assets and liabilities, net
       of working capital changes resulting from
       acquisitions:
             Accounts receivable                                  (11,832,080)       (18,363,009)
             Inventories                                          (13,020,568)         3,573,832
             Prepaids and other assets                                111,497           (231,841)
             Payables and other liabilites                         41,241,090          5,905,018
             Accrued income taxes                                   4,436,997          2,847,741
                                                                -------------      -------------
  Net cash provided by operating  activities                       40,324,954          7,889,882
                                                                -------------      -------------
Cash Flows From Investing Activities:
     Capital expenditures                                         (33,741,533)       (30,564,038)
     Proceeds from sale of assets                                   1,717,200         11,258,711
     Acquisition, net of cash                                     (21,486,818)             -
                                                                -------------      -------------
  Net cash used in investing activities                           (53,511,151)       (19,305,327)
                                                                -------------      -------------
Cash Flows From Financing Activities:
     Proceeds from short-term borrowings                                -             30,040,000
     Repayments of short-term borrowings                                -            (13,810,000)
     Proceeds from long-term borrowings                           123,350,000          4,110,000
     Repayments of long-term borrowings                          (111,400,000)        (4,000,000)
                                                                -------------      -------------
  Net cash provided by financing activities                        11,950,000         16,340,000
                                                                -------------      -------------
Net increase (decrease) in cash and cash equivalents               (1,236,197)         4,924,555

Cash and cash equivalents at beginning of period                    1,575,804            642,723
                                                                -------------      -------------
Cash and cash equivalents at end of period                      $     339,607      $   5,567,278
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

Revenues and operating results for the six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:

                                                  April 30,          October 31,
                                                     2000                1999
                                                 -----------         -----------


Raw materials                                    $35,437,074         $22,565,387
Work-in-process                                   29,714,805          12,629,005
Finished goods                                    19,019,859          11,449,478
                                                 -----------         -----------
    Total at average cost                         84,171,738          46,643,870
LIFO reserve                                         439,826             474,939
                                                 -----------         -----------
    Total                                        $84,611,564         $47,118,809
                                                 ===========         ===========

NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:

                                                  April 30,          October 31,
                                                    2000                 1999
                                                 -----------         -----------
Land                                           $   9,467,225       $   9,436,412
Buildings and improvements                       104,973,382         103,971,677
Machinery and equipment                          218,610,394         193,122,689
Furniture and fixtures                            27,052,525          11,477,394
Construction in progress                          32,381,950          43,041,471
                                               -------------       ------------
    Total, at cost                               392,485,476         361,049,643
Less:  Accumulated depreciation                 (100,323,652)       (91,423,094)
                                               -------------       ------------
     Net property, plant and equipment         $ 292,161,824       $269,626,549
                                               =============       ============

NOTE 4 - Financing Arrangements:
--------------------------------

                                                                           April 30,               October 31,
                                                                              2000                    1999
                                                                         -------------          -------------

Long-term debt consists of the following:

Revolving credit loan - interest at 7.66% at April 30, 2000              $ 178,000,000          $ 166,050,000

Variable rate industrial development bond, collateralized by letter of credit, weighted average interest rate at 4.08% payable on
     February 1, 2010                                                        5,400,000              5,400,000
                                                                         -------------          -------------
 Total                                                                   $ 183,400,000          $ 171,450,000
                                                                         =============          =============

In September 1999, the Company entered into a new agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provides for loans and letters of credit up to $210.0 million. The term of this facility matures in September 2004. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of April 30, 2000, the factor as determined by the pricing matrix was 1.50 %. The terms of the Agreement also require an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

Under the Company's revolving credit facilities, $30.6 million was unused at April 30, 2000.

NOTE 5 - Acquisition:
---------------------

Effective November 1, 1999, the Company acquired MTD Automotive ("MTDA"), the automotive division of MTD Products Inc, a significant stockholder of the Company. MTDA is primarily a tier I supplier and primarily serves the automotive industry by producing metal stampings and modular assemblies. MTDA net sales were $192.8 million in its fiscal year ended July 31, 1999.

Pursuant to the terms of the purchase agreement, the Company acquired substantially all of the assets of MTDA for aggregate consideration of approximately $31.1 million consisting of $20.0 million in cash, $9.6 million in Company common stock and $1.5 million in acquisition costs. The portion of cash was paid on the effective date of the acquisition and was financed by the Company's revolving credit facility and the related common stock was issued on the same date. The purchase price is subject to adjustment based upon the closing net working capital. The Company is in the process of finalizing the purchase price allocation. The Company's Statement of Income for the quarter ended April 30, 2000 includes the operations of MTDA since November 1, 1999. In addition, the aggregate consideration will be increased or decreased based upon the performance of MTDA during the first twelve months subsequent to closing. The maximum amount of additional consideration to be paid under the performance clause is $28.0 million. The maximum amount of consideration to be refunded under the performance clause is $15.0 million. Such purchase price adjustments will be paid half in cash and half in stock. Of the $20.0 million cash portion of the purchase price, only $12.5 million was used in the initial purchase price allocation. The amount of $7.5 million is contingent consideration and will not enter into the purchase price until the contingency is resolved. Of the 1,428,571 shares of common stock issued, 535,714 shares are considered contingent consideration and will not enter into the purchase price allocation until the contingency is resolved.

The acquisition of MTDA was accounted for utilizing the purchase method, whereby the initial purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The total cost of net assets acquired was $31,132,000 and consisted of assets of $44,300,000 less liabilities assumed of $13,168,000. Assets acquired, (at fair value) consisted of accounts receivable of $19,363,000, inventory of $24,472,000 and other assets of $465,000. Liabilities assumed (at fair value) consisted of accounts payable of $10,010,000 and accrued liabilities of $3,158,000.

The following are unaudited pro forma results of operations for the six months ended April 30, 1999 assuming the acquisition of MTDA had occurred November 1, 1998. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of November 1, 1998.


                                    (Unaudited)
                                    Pro Forma
                                 Six Months Ended
                                  April 30, 1999

                                  (in thousands)


Total revenue                        $ 269,523
Net income                           $   8,170

NOTE 6 - Other Information:
---------------------------

During the six months ended April 30, 2000 and 1999, cash payments for interest amounted to $7.8 million and $3.9 million respectively, while cash payments, net of refunds, for income taxes amounted to $1.0 million and $.7 million, respectively. The Company issued common stock in the amount of $9.6 million in connection with the purchase business combination described in Note 5. The provision for income taxes was $5.8 million for the first six months of fiscal 2000 compared with $3.8 million for the comparable period in fiscal 1999, representing effective tax rates of 37.4% and 38.5%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,200,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first six months ended April 30, 2000, 221,800 stock options were granted but no options were exercised during the quarter.

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

                                             Three Months                      Six Months
                                            Ended April 30                   Ended April 30,
                                            --------------                   ---------------
                                         2000            1999             2000           1999
                                      -----------     -----------     -----------     -----------

Net income                            $ 5,541,146     $ 4,013,587     $ 9,681,266     $ 6,044,175
                                      ===========     ===========     ===========     ===========

Basic weighted average shares (1)      13,973,420      13,080,563      13,973,420      13,080,563

Effect of dilutive securities:
Stock options                              19,173           4,754           8,819           6,305

Diluted weighted average shares        13,992,593      13,085,317      13,982,239      13,086,868
                                      ===========     ===========     ===========     ===========

Basic earnings per share              $       .40     $       .31     $       .69     $       .46
                                      ===========     ===========     ===========     ===========

Diluted earnings per share            $       .40     $       .31     $       .69     $       .46
                                      ===========     ===========     ===========     ===========

----------
(1) Excludes 535,714 contingent shares for 2000. See Note 5.

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960's. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its six operating subsidiaries, and in July 1993 completed an initial public offering of Common Stock. Since the initial public offering the Company acquired three subsidiaries: Greenfield Die & Manufacturing Corp., C&H Design Company and MTD Automotive. In addition three subsidiaries were developed from Greenfield sites: Shiloh of Michigan, L.L.C., Jefferson Blanking, Inc. and Shiloh de Mexico S.A. de C.V.

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

Results of Operations
---------------------

THREE MONTHS ENDED APRIL 30, 2000
COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

REVENUES. Revenues increased by $76.1 million, or 85.0%, to $165.7 million for the second quarter of fiscal 2000 from $89.6 million for the comparable period in fiscal 1999. The increase in revenue is primarily due to the inclusion of Shiloh Automotive, Inc., dba MTD Automotive ("MTDA") and Ohio Welded Blank ("OWB") an expansion facility of Medina Blanking, Inc. MTDA was acquired on November 1, 1999 and accounted for $52.5 million, or 69.0% of the revenue increase. OWB, dedicated to tailor-welded blanks for the automotive sector, became operational on November 1, 1999 and accounted for $18.3 million or 24.1% of the revenue increase. Revenues were also impacted by blanking and stamping revenues which more than doubled, an increase in other steel processing revenue and a slight increase in tool and die revenue. In addition scrap revenue increased $2.1 million in the second quarter of fiscal 2000 as a result of (i) an increase in the average scrap price per gross ton and (ii) an increase in scrap volume primarily as a result of the inclusion of MTDA.

The percentage of revenue from directly owned steel processed increased to 83.6% for the second quarter of fiscal 2000 from 70.6% for the comparable period in fiscal 1999. The percentage of revenues from toll processed steel decreased to 16.4% for the second quarter of fiscal 2000 from 29.4% for the comparable period in fiscal 1999. This shift in the mix of revenue from toll processing to more directly owned steel processing resulted from the addition of MTDA and OWB which derived substantial revenue from directly owned steel processing. The exclusion of MTDA and OWB, would have resulted in a toll processing and directly owned steel processing mix of 28.6% and 71.4% respectively for the quarter.

GROSS PROFIT. Gross profit increased by $9.3 million, or 57.1%, to $25.6 million for the second quarter of fiscal 2000 from $16.3 million for the comparable period in fiscal 1999. Gross margin decreased to 15.4% for the second quarter of fiscal 2000 from 18.2% for the comparable period in fiscal 1999. The increase in gross profit is primarily related to the acquisition of MTDA, which has historically generated lower gross margins than the Company's existing operations and to a lesser extent increased blanking and stamping revenues. Excluding MTDA and OWB, gross profit increased $2.5 million and gross margin increased to 19.8% for the second quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 68.7% to $13.7 million for the second quarter of fiscal 2000 from $8.1 million for the comparable period in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 8.2% for the second quarter of fiscal 2000 from 9.0% for the comparable period in fiscal 1999. The increase, in dollars, was primarily the result of the inclusion of MTDA and OWB. Excluding MTDA and OWB, selling, general and administrative expenses increased $2.9 million and as a percentage of revenues increased to 11.6%. The increase, in dollars, is primarily the result of: the addition of corporate personnel and related costs, increased depreciation on the new business system software and selling and administrative expenses for the start-up of the Saltillo, Mexico facility.

OTHER. The Company incurred interest expense of $3.2 million in the second quarter of fiscal 2000 compared to $1.8 million of interest expense in the comparable period of fiscal 1999. This increase is due primarily to increased average borrowings. Interest expense of approximately $.6 million relating to the expansion of OWB and the new facility in Saltillo, Mexico were capitalized during the second quarter of fiscal 2000. The provision for income taxes was $3.2 million in the second quarter of fiscal 2000 compared with $2.5 million for the comparable period in fiscal 1999, representing effective tax rates of 36.9% and 38.5%, respectively.

NET INCOME. Net income for the second quarter of fiscal 2000 increased by $1.5 million, or 38.1%, to $5.5 million from $4.0 million for the comparable period in fiscal 1999. This increase was primarily the result of the inclusion of MTDA, OWB and an increase in the price and volume of scrap.

SIX MONTHS ENDED APRIL 30, 2000
COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

REVENUES. Revenues increased by $135.3 million, or 79.1%, to $306.5 million for the first six months of fiscal 2000 from $171.2 million for the comparable period in fiscal 1999. The increase in revenue is primarily due to the inclusion of MTDA and OWB. MTDA accounted for $101.4 million, or 74.9% of the revenue increase. OWB accounted for $27.7 million or 20.5% of the revenue increase. Revenues were also impacted by blanking and stamping revenues which more than doubled, an increase in other steel processing revenue and a slight increase in tool and die revenue. Scrap revenue increased $4.7 million for the first six months of fiscal 2000 as a result of (i) an increase in the average scrap price per gross ton and (ii) an increase in scrap volume primarily as a result of the inclusion of MTDA. Without MTDA scrap sales increased $3.5 million. The percentage of revenue from directly owned steel processing increased to 82.7% for the first six months of fiscal 2000 from 71.9% for the comparable period in fiscal 1999. The percentage of revenues from toll processed steel decreased to 17.3% for the first six months of fiscal 2000 from 28.1% for the comparable period in fiscal 1999. This shift in the mix of revenue from toll processing to directly owned steel processing resulted from the addition of MTDA and OWB which predominantly used directly owned steel.

GROSS PROFIT. Gross profit increased by $17.1 million, or 59.7%, to $45.8 million for the first six months of fiscal 2000 from $28.7 million for the comparable period in fiscal 1999. Gross margin decreased to 14.9% for the first six months of fiscal 2000 from 16.8% for the comparable period in fiscal 1999. The increase in gross profit is primarily related to the acquisition of MTDA, which has historically generated lower gross margins than the Company's existing operations and to a lesser extent increased blanking and stamping revenues. Excluding MTDA and OWB gross profit increased $5.6 million and gross margin increased to 19.3% for the first six months of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $9.4 million, or 59.6% to $25.2 million for the first six months of fiscal 2000 from $15.8 million for the comparable period in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 8.2% for the first six months of fiscal 2000 from 9.2% for the comparable period in fiscal 1999. The increase, in dollars, was primarily the result of the inclusion of MTDA and OWB. Excluding MTDA and OWB, selling, general and administrative expenses increased $4.6 million and as a percentage of revenues increased to11 .5%. These increases are primarily the result of: the addition of corporate personnel and related costs, a bad debt write-off relating to one customer, increased depreciation on the new business system software and selling, general and administrative expenses for the start-up of the Saltillo, Mexico facility.

OTHER. Interest expense increased to $6.7 million for the first six months of fiscal 2000 from $3.5 million for the comparable period in fiscal 1999 due to higher average borrowings outstanding for the purchase of MTDA, capital expansion in Mexico and other capital expenditures made during the fiscal 1997, 1998 and 1999. Interest expense of approximately $1.3 million relating to expansion of OWB and the new Saltillo, Mexico facility was capitalized during the first six months of fiscal 2000. The increase in other income of $1.5 million for the first six months of fiscal 2000 was primarily due to the gain on the sale of the Company jet. The provision for income taxes was $5.8 million for the first six months of fiscal 2000 compared with $3.8 million for the comparable period in fiscal 1999 representing effective tax rates of 37.4% and 38.5%, respectively.

NET INCOME. Net income for the first six months of fiscal 2000 increased by $3.7 million, or 60.2%, to $9.7 million from $6.0 million for the comparable period in fiscal 1999. This increase was primarily the result of the inclusion of MTDA and an increase in the price and volume of scrap.

Liquidity and Capital Resources
-------------------------------

At April 30, 2000, the Company had $88.3 million of working capital, representing a current ratio of 1.78 to 1 and a debt-to-total-capitalization ratio of 48.2%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 2001 .

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first six months of fiscal 2000 was $40.3 million as compared to $7.9 million for the comparable period of fiscal 1999, increasing primarily as a result of the increase in accounts payable resulting from a change in payment terms from certain suppliers. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures, excluding acquisitions, were $33.7 million during the first six months of fiscal 2000 and $30.6 million for the comparable period in fiscal 1999. The largest portion of these expenditures were for machinery, building and equipment at OWB and the new facility in Saltillo, Mexico. The Company's total capital budget for fiscal 2000 amounts to approximately $55.8 million.

In September 1999, the Company entered into a new agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provides for loans and letters of credit up to $210.0 million. The term of this facility matures in September 2004. The Company has the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of April 30, 2000, the factor as determined by the pricing matrix was 1.50%. The terms of the Agreement also require an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $214.0 million, $30.6 million of which was unused at April 30, 2000.

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

PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On March 30, 2000, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took following actions:

         (1) Elected as Class I Directors all nominees designated in the Proxy Statement dated February 25, 2000; and

         (2) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:

                                                                BROKER
NOMINEE                         FOR             WITHHELD       NON-VOTE
-------                         ---             --------       --------

Dominick C. Fanello          12,493,236          127,607         --
David J. Hessler             12,494,736          126,107         --
Maynard H. Murch IV          12,493,812          127,031         --



In addition, the following Directors' term of office continued after the meeting: John F. Falcon, James C. Fanello, Ronald C. Houser, James A. Karman, Curtis E. Moll and Theodore K. Zampetis.

The approval of appointment of PricewaterhouseCoopers as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                              BROKER
FOR                  AGAINST              ABSTAIN            NON-VOTE
---                  -------              -------            --------

12,616,545            1,982                 2,316                --

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

Date: June 14, 2000                    SHILOH INDUSTRIES, INC.



                                        By:  /s/ John F. Falcon
                                             ---------------------------------
                                                 John F. Falcon,
                                                 President
                                                 and Chief Executive Officer




                                        By:  /s/ Craig A. Stacy
                                             ---------------------------------
                                                 Craig A. Stacy,
                                                 Chief Financial Officer
                                                 and Treasurer

                                EXHIBIT INDEX


Exhibit No.            Description of Exhibit            Page Number
-----------            ----------------------            -----------

27                     Financial Data Schedule