Form 10-Q
period 2000-07-31
SHILOH INDUSTRIES INC
filed 2000-09-14
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number      0-21964
                       ----------------

                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    51-0347683
---------------------------------        ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

              Suite 202, 103 Foulk Road, Wilmington, Delaware 19803
--------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                  (302)998-0592
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes   [X]          No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of September 13, 2000 was 14,509,134 shares.

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

         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               SHILOH INDUSTRIES, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS





                                                             (Unaudited)
                                                               July 31,                 October 31,
                                                                  2000                      1999
                                                             ------------               ------------
ASSETS
------

Cash and cash equivalents                                    $    710,102               $  1,575,804
Accounts receivable, net                                       97,071,415                 79,670,183
Inventories, net                                               79,761,081                 47,118,809
Deferred income taxes                                                --                    1,580,889
Prepaid expenses                                                7,794,577                  5,758,354
                                                             ------------               ------------
      Total current assets                                    185,337,175                135,704,039
                                                             ------------               ------------


Property, plant and equipment, net                            304,930,424                269,626,549
Goodwill, net                                                  12,016,825                 11,647,496
Other assets                                                    8,429,820                  8,741,554
                                                             ------------               ------------
      Total assets                                           $510,714,244               $425,719,638
                                                             ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                             $ 75,574,021               $ 38,677,150
Accrued income taxes                                            4,803,499                  1,293,522
Deferred income taxes                                           4,766,449                       --
Advanced billings                                                 909,549                    225,289
Other accrued expenses                                         13,298,787                 10,195,880
                                                             ------------               ------------
      Total current liabilities                                99,352,305                 50,391,841
                                                             ------------               ------------


Long-term debt                                                190,400,000                171,450,000
Deferred income taxes                                          15,961,329                 22,308,668
Long-term benefit liabilities                                   3,692,709                  2,991,120
Other liabilities                                                 396,425                    449,676
                                                             ------------               ------------


      Total liabilities                                       309,802,768                247,591,305
                                                             ------------               ------------

Stockholders' equity
  Common stock                                                    145,094                    130,805
  Paid-in capital                                              49,033,729                 39,399,805
  Retained earnings                                           151,732,653                138,597,723
                                                             ------------               ------------
      Total stockholders' equity                              200,911,476                178,128,333
                                                             ------------               ------------


      Total liabilities and stockholders' equity             $510,714,244               $425,719,638
                                                             ============               ============



The accompanying notes are an integral part of these financial statements.


                                                                                  SHILOH INDUSTRIES, INC.
                                                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                                         (Unaudited)


                                                                 Three Months Ended July 31,           Nine Months Ended July 31,
                                                               -------------------------------       ------------------------------
                                                                   2000               1999               2000              1999
                                                               ------------       ------------       ------------       ------------

Revenues                                                       $154,100,344       $ 83,869,151       $460,593,851       $255,035,030
Cost of sales                                                   132,495,270         68,721,222        393,196,245        211,209,259
                                                               ------------       ------------       ------------       ------------
Gross profit                                                     21,605,074         15,147,929         67,397,606         43,825,771

Selling, general and administrative expenses                     12,340,860          6,719,541         37,555,686         22,522,103
                                                               ------------       ------------       ------------       ------------
Operating income                                                  9,264,214          8,428,388         29,841,920         21,303,668


Interest expense                                                  4,048,697          2,062,727         10,747,526          5,550,534
Interest income                                                      13,564             10,272             64,507             91,341
Minority interest                                                      --               85,799               --              420,822
Other income (expense), net                                         154,762            125,602          1,690,222            149,964
                                                               ------------       ------------       ------------       ------------
Income before taxes                                               5,383,843          6,587,334         20,849,123         16,415,261


Provision for income taxes                                        1,930,177          2,454,048          7,714,193          6,237,800
                                                               ------------       ------------       ------------       ------------

Net income                                                     $  3,453,666       $  4,133,286       $ 13,134,930       $ 10,177,461
                                                               ============       ============       ============       ============

Basic earnings per share:
     Net income                                                $        .25       $        .32       $        .94       $        .78
                                                               ============       ============       ============       ============

     Weighted average number of common shares:                   13,973,420         13,080,563         13,973,420         13,080,563
                                                               ============       ============       ============       ============
Diluted earnings per share:
     Net income                                                $        .25       $        .32       $        .94       $        .78
                                                               ============       ============       ============       ============

     Weighted average number of common shares:                   13,973,420         13,086,310         13,976,859         13,086,857
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




                                                                                   SHILOH INDUSTRIES, INC.
                                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         (Unaudited)

                                                                                                  Nine Months Ended July 31,
                                                                                             --------------------------------------
                                                                                                  2000                     1999
                                                                                             -------------            -------------
Cash Flows From Operating Activities:
      Net income                                                                             $  13,134,930            $  10,177,461
      Adjustments to reconcile net income to net cash
          provided by operating activities:
                 Depreciation and amortization                                                  17,225,306               13,565,777
                 Minority interest                                                                    --                   (420,822)
                 (Gain) on sale of assets                                                       (1,591,395)                (535,072)
     Changes in operating assets and liabilities, net
                 of  working capital changes resulting from
                   acquisitions:
                             Accounts receivable                                                 1,964,909              (14,473,655)
                             Inventories                                                        (8,394,588)              (3,372,092)
                             Prepaids and other assets                                          (1,893,872)              (1,681,050)
                             Payables and other liabilites                                      28,165,985               10,300,693
                             Accrued income taxes                                                3,509,977                5,465,397
                                                                                             -------------            -------------

      Net cash provided by operating  activities                                                52,121,252               19,026,637
                                                                                             -------------            -------------

Cash Flows From Investing Activities:
           Capital expenditures                                                                (52,233,086)             (44,616,016)
           Proceeds from sale of assets                                                          1,782,950               11,408,711
           Acquisition, net of cash                                                            (21,486,818)                    --
                                                                                             -------------            -------------

      Net cash used in investing activities                                                    (71,936,954)             (33,207,305)
                                                                                             -------------            -------------


Cash Flows From Financing Activities:
           Proceeds from short-term borrowings                                                        --                 38,929,000
           Repayments of short-term borrowings                                                        --                (19,545,000)
           Proceeds from long-term borrowings                                                  201,850,000                4,110,000
           Repayments of long-term borrowings                                                 (182,900,000)              (4,000,000)
                                                                                             -------------            -------------

      Net cash provided by financing activities                                                 18,950,000               19,494,000
                                                                                             -------------            -------------

Net increase (decrease) in cash and cash equivalents                                              (865,702)               5,313,332


Cash and cash equivalents at beginning of period                                                 1,575,804                  642,723
                                                                                             -------------            -------------

Cash and cash equivalents at end of period                                                   $     710,102            $   5,956,055
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

Revenues and operating results for the nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:

                                                                       July 31,       October 31,
                                                                         2000            1999
                                                                    -------------    -------------


Raw materials                                                       $  41,554,303    $  22,565,387
Work-in-process                                                        19,980,308       12,629,005
Finished goods                                                         17,796,644       11,449,478
                                                                    -------------    -------------
      Total at average cost                                            79,331,255       46,643,870
LIFO reserve                                                              429,826          474,939
                                                                    -------------    -------------
      Total                                                         $  79,761,081    $  47,118,809
                                                                    =============    =============



NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:


                                                                       July 31,       October 31,
                                                                         2000             1999
                                                                    -------------    -------------

Land                                                                $   9,814,107    $   9,436,412
Buildings and improvements                                            104,190,480      103,971,677
Machinery and equipment                                               211,728,826      193,122,689
Furniture and fixtures                                                 27,393,240       11,477,394
Construction in progress                                               57,750,893       43,041,471
                                                                    -------------    -------------
      Total, at cost                                                  410,877,546      361,049,643
Less:  Accumulated depreciation                                      (105,947,122)     (91,423,094)
                                                                    -------------    -------------
     Net property, plant and equipment                              $ 304,930,424    $ 269,626,549
                                                                    =============    =============

NOTE 4 - Financing Arrangements:
--------------------------------

                                                                                        July 31,           October 31,
                                                                                           2000               1999
                                                                                      ------------        ------------


Long-term debt consists of the following:

Revolving credit loan - interest at 8.13% at July 31, 2000                            $185,000,000        $166,050,000

Variable rate industrial development bond, collateralized by letter of credit,
     weighted average interest rate at 4.65% payable on February 1, 2010                 5,400,000           5,400,000
                                                                                      ------------        ------------

 Total                                                                                $190,400,000        $171,450,000
                                                                                      ============        ============



In September 1999, the Company entered into an agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provided for loans and letters of credit up to $210.0 million. The term of this facility would have matured in September 2004. Under the Agreement, the Company had the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of July 31, 2000, the factor as determined by the pricing matrix was 1.50 %. The terms of the Agreement also required an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provided for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that would have been incurred under each of these sources of funds was $15.0 million.

The Agreement was collateralized by a first priority security interest in substantially all of the Company's and its subsidiaries' existing and after-acquired accounts receivable, inventory and machinery and equipment. All of the obligations under the Agreement were fully and unconditionally guaranteed by substantially all of the existing and future domestic subsidiaries.

The Agreement required the Company to meet certain financial covenants and ratios including minimum interest coverage, minimum net worth, and maximum leverage. The Agreement also contained non-financial covenants that restricted actions of the Company with respect to incurrence of additional debt, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other debt, liens and encumbrances.

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

Under the Company's revolving credit facilities, $23.6 million was unused at July 31, 2000.

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

Pursuant to the terms of the purchase agreement, the Company acquired substantially all of the assets of MTDA for aggregate consideration of approximately $31.1 million consisting of $20.0 million in cash, $9.6 million in Company common stock and $1.5 million in acquisition costs. The portion of cash was paid on the effective date of the acquisition and was financed by the Company's revolving credit facility and the related common stock was issued on the same date. The purchase price is subject to adjustment based upon the closing net working capital. The Company is in the process of finalizing the purchase price allocation. The Company's Statement of Income for the quarter ended July 31, 2000 includes the operations of MTDA since November 1, 1999. In addition, the aggregate consideration will be increased or decreased based upon the performance of MTDA during the first twelve months subsequent to closing. The maximum amount of additional consideration to be paid under the performance clause is $28.0 million. The maximum amount of consideration to be refunded under the performance clause is $15.0 million. Such purchase price adjustments will be paid half in cash and half in stock. Of the $20.0 million cash portion of the purchase price, only $12.5 million was used in the initial purchase price allocation. The amount of $7.5 million is contingent consideration and will not enter into the purchase price until the contingency is resolved. Of the 1,428,571 shares of common stock issued, 535,714 shares are considered contingent consideration and will not enter into the purchase price allocation until the contingency is resolved.

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

The following are unaudited pro forma results of operations for the nine months ended July 31, 1999 assuming the acquisition of MTDA had occurred November 1, 1998. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of November 1, 1998.

                                          (Unaudited)
                                           Pro Forma
                                        Nine Months Ended
                                         July 31, 1999
                                          (In Thousands)
                                         ---------------

Total revenue                              $398,582
Net income                                 $ 12,061

NOTE 6 - Other Information:
---------------------------

During the nine months ended July 31, 2000 and 1999, cash payments for interest amounted to $12.0 million and $6.2 million respectively, while cash payments, net of refunds, for income taxes amounted to $3.9 million and $0.9 million, respectively. The Company issued common stock in the amount of $9.6 million in connection with the purchase business combination described in Note 5. The provision for income taxes was $7.7 million for the first nine months of fiscal 2000 compared with $6.2 million for the comparable period in fiscal 1999, representing effective tax rates of 37.0% and 38.0%, respectively.

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,200,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first nine months ended July 31, 2000, 221,800 stock options were granted but no options were exercised during the quarter.

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

                                                                    Three Months                               Nine Months
                                                                    Ended July 31                             Ended July 31,
                                                                    -------------                            --------------

                                                                 2000                1999               2000                1999
                                                             -----------         -----------         -----------         -----------

Net income                                                   $ 3,453,666         $ 4,133,286         $13,134,930         $10,177,461
                                                             ===========         ===========         ===========         ===========

Basic weighted average shares (1)                             13,973,420          13,080,563          13,973,420          13,080,563

Effect of dilutive securities:
Stock options                                                          0               5,747               3,439               6,294
                                                             -----------         -----------         -----------         -----------
Diluted weighted average shares                               13,973,420          13,086,310          13,976,859          13,086,857
                                                             ===========         ===========         ===========         ===========

Basic earnings per share                                     $       .25         $       .32         $       .94         $       .78
                                                             ===========         ===========         ===========         ===========

Diluted earnings per share                                   $       .25         $       .32         $       .94         $       .78
                                                             ===========         ===========         ===========         ===========


(1) Excludes 535,714 contingent shares for 2000. See Note 5.

___________________

NOTE 7 - Subsequent Events:
---------------------------

On August 11, 2000 the Company entered into a new credit agreement with The Chase Manhattan Bank as administrative agent for a group of lenders, which replaced the Agreement with KeyBank as agent for a group of lenders. The Company now has a $300.0 million commitment under the credit agreement which expires in August 2005. The credit agreement is secured by an interest in all of the Company's and its wholly owned domestic subsidiaries' cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property, equipment excluding fixtures and general intangibles such as patents, trademarks and copyrights. The credit agreement includes, without limitation, covenants involving minimum interest coverage, minimum tangible net worth coverage and a minimum leverage ratio. In addition, the new credit agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, leaseback transactions, acquisitions, prepayments of other debt, hedging agreements and liens and encumbrances and certain transactions resulting in a change of control. All amounts outstanding under the KeyBank credit agreement were refinanced and all existing obligations under the KeyBank credit agreement were terminated. As a result of the refinancing, the Company intends to write-off unamortized deferred financing costs of $0.9 million associated with the KeyBank agreement and the Company intends to capitalize deferred financing costs of $1.4 million associated with the new Chase Manhattan credit agreement.

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of August 11, 2000 the factor as determined by the pricing matrix was 2.0%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

On August 29, 2000 the Company completed the purchase of assets of A.G. Simpson (Tennessee) Inc. (now Shiloh Industries, Inc. Dickson Manufacturing Division) for approximately $47.9 million in cash. The assets include a manufacturing plant in Dickson, Tennessee, which is near Nashville. Built in 1994 and aggregating some 242,000 square feet, the plant is a stamping and assembly facility with 11 presses ranging from 200 to 2,000 tons. The facility has flexible robotic welding cells and assembly capabilities. The plant has approximately 350 employees and produces stampings, sub-assemblies and assemblies, principally for Nissan Motor Corporation, Johnson Controls, Inc., Visteon Corporation, Saturn Corporation, Contental Teves, Inc., Arvin Meritor Automotive, Inc., and Ford Motor Company.

In August 2000, the Company postponed its plans for an offering of up to $150.0 million in high yield debt securities. This postponement was primarily due to market conditions. The Company may from time to time issue debt or equity securities based on, among other things, capital requirements and market conditions. The Company cannot provide assurance that it will be able to complete any such issuance of debt or equity securities on acceptable terms, or at all.

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

The Company's origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960's. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its six operating subsidiaries, and in July 1993 completed an initial public offering of common stock. Since the initial public offering the Company acquired four subsidiaries including Greenfield Die & Manufacturing Corp., C&H Design Company, MTD Automotive and Shiloh Industries, Inc. Dickson Manufacturing Division. In addition three subsidiaries were developed from greenfield sites including Shiloh of Michigan, L.L.C., Jefferson Blanking, Inc. and Shiloh de Mexico S.A. de C.V.

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

On August 29, 2000 the Company completed the purchase of assets of A.G. Simpson (Tennessee) Inc. (now, Shiloh Industries, Inc. Dickson Manufacturing Division) for approximately $47.9 million in cash. The assets include a manufacturing plant in Dickson, Tennessee, which is near Nashville. Built in 1994 and aggregating some 242,000 square feet, the plant is a stamping and assembly facility with 11 presses ranging from 200 to 2,000 tons. The facility has flexible robotic welding cells and assembly capabilities. The plant has approximately 350 employees and produces stampings, sub-assemblies and assemblies, principally for Nissan Motor Corporation, Johnson Controls, Inc., Visteon Corporation, Saturn Corporation, Continental Teves, Inc., Arvin Meritor Automotive, Inc., and Ford Motor Company.

 The Company is actively seeking strategic alternatives for two of its five tool & die facilities, Canton Tool & Die and Utica Tool & Die, and Valley City Steel, one of the Company's two steel processing facilities. The Company expects that final decisions regarding the strategic direction for each of the facilities will be determined by fiscal year-end 2000.

         The Company conducts its operations through the following subsidiaries:

SUBSIDIARY                                                DESCRIPTION OF PRINCIPAL OPERATION
----------                                                ----------------------------------
Shiloh Corporation                                        Blanking/Tool and Die Production
Sectional Stamping, Inc.                                  Stamping
Valley City Steel Company                                 Steel Processing
Greenfield Die & Manufacturing Corp.                      Stamping/Tool and Die Production
Medina Blanking, Inc.                                     Blanking/Tailor-Welded Blanking
Liverpool Coil Processing, Inc                            Steel Processing
C&H Design Company                                        Tool and Die Production
Shiloh of Michigan, L.L.C.                                Blanking
Sectional Die Company                                     Tool and Die Production
Jefferson Blanking, Inc.                                  Blanking/Tailor-Welded Blanking
Shiloh Automotive, Inc., dba MTD                          Stamping/Tool and Die Production
     Automotive (1)
Shiloh de Mexico S.A. de C.V. (2)                         Blanking/Tailor-Welded Blanking
Shiloh Industries, Inc. Dickson Manufacturing             Stamping
        Division (3)

(1)      The acquisition of Shiloh Automotive, Inc. was completed on November 1,
         1999.
(2) Shiloh de Mexico is a facility that is under construction in Saltillo, Mexico and it is anticipated that construction will be completed during the second half of fiscal 2000.
(3) The acquisition of A.G. Simpson (Tennessee) Inc. (now Shiloh Industries, Inc. Dickson Manufacturing Division) was completed on August 29, 2000.

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

Results of Operations
---------------------

THREE MONTHS ENDED JULY 31, 2000
COMPARED TO THREE MONTHS ENDED JULY 31, 1999

REVENUES. Revenues increased by $70.2 million, or 83.7%, to $154.1 million for the third quarter of fiscal 2000 from $83.9 million for the comparable period in fiscal 1999. The increase in revenue is primarily due to the inclusion of Shiloh Automotive, Inc., dba MTD Automotive ("MTDA") and Ohio Welded Blank ("OWB") an expansion facility of Medina Blanking, Inc. MTDA was acquired on November 1, 1999 and accounted for $57.0 million, or 81.1% of the revenue increase. OWB, dedicated to tailor-welded blanks for the automotive sector, became operational on November 1, 1999 and accounted for $14.6 million or 20.1% of the revenue increase. In addition, scrap revenue increased $1.1 million in the third quarter of fiscal 2000 as a result of an increase in scrap volume, primarily as a result of the inclusion of MTDA. Excluding MTDA, scrap sales increased $0.6 million. The percentage of revenues derived from directly owned steel processing increased to 83.9% for the third quarter of fiscal 2000 from 71.3% for the comparable period in fiscal 1999. The percentage of revenues from toll processed steel decreased to 16.1% for the third quarter of fiscal 2000 from 28.7% for the comparable period in fiscal 1999. This shift in the mix of revenue from toll processing to more directly owned steel resulted primarily from the addition of MTDA and OWB which derived substantial revenue from directly owned steel. The exclusion of MTDA and OWB would have resulted in a toll processing and directly owned steel processing mix of 29.5% and 70.5%, respectively, for the quarter. In addition, the increase in revenues was positively impacted by increases in welded blanking and blanking and stamping revenues.

GROSS PROFIT. Gross profit increased by $6.5 million, or 42.6%, to $21.6 million for the third quarter of fiscal 2000 from $15.1 million for the comparable period in fiscal 1999. Gross margin decreased to 14.0% for the third quarter of fiscal 2000 from 18.1% for the comparable period in fiscal 1999. The increase in gross profit is primarily related to the acquisition of MTDA, which has historically generated lower gross margins than the Company's existing operations, and to a lesser extent increased blanking and stamping revenues.
The decline in gross margin is primarily a result of the addition of MTDA and OWB which derive revenue from sales of directly owned steel which results in higher revenues but lower gross margins. Excluding MTDA and OWB gross profit increased $0.5 million and gross margin increased to 19.0% for the third quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $5.6 million, or 83.7%, to $12.3 million for the third quarter of fiscal 2000 from $6.7 million for the comparable period in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses remained unchanged at 8.0% when compared to the same period in fiscal 1999. The increase, in dollars, was primarily the result of the inclusion of MTDA and OWB. Excluding MTDA and OWB, selling, general and administrative expenses increased $2.6 million and as a percentage of revenues increased to 11.5%. The increase, in dollars, is primarily the result of: the addition of corporate personnel and related costs, increased depreciation on the new business system software and selling and administrative expenses for the start-up of the Saltillo, Mexico facility.

OTHER. The Company incurred interest expense of $4.0 million in the third quarter of fiscal 2000 compared to $2.1 million of interest expense in the comparable period of fiscal 1999. This increase is due primarily to increased average borrowings. Interest expense of approximately $0.5 million relating to the expansion of OWB and the new facility in Saltillo, Mexico were capitalized during the third quarter of fiscal 2000. The provision for income taxes was $1.9 million in the third quarter of fiscal 2000 compared with $2.5 million for the comparable period in fiscal 1999, representing effective tax rates of 35.9% and 37.3%, respectively.

NET INCOME. Net income for the third quarter of fiscal 2000 decreased by $0.7 million, or 16.4%, to $3.5 million from $4.1 million for the comparable period in fiscal 1999. This decrease was primarily the result of the inclusion of MTDA and OWB that have experienced lower margins and an increase in interest expense.

NINE MONTHS ENDED JULY 31, 2000
COMPARED TO NINE MONTHS ENDED JULY 31, 1999

REVENUES. Revenues increased by $205.6 million, or 80.6%, to $460.6 million for the first nine months of fiscal 2000 from $255.0 million for the comparable period in fiscal 1999. The increase in revenue is primarily due to the inclusion of MTDA and OWB. MTDA accounted for $158.4 million, or 77.0% of the revenue increase. OWB accounted for $42.3 million or 20.6% of the revenue increase.
In addition, scrap revenue increased $5.8 million for the first nine months of fiscal 2000 as a result of (1) an increase in the average scrap price per gross ton and (2) an increase in scrap volume, primarily as a result of the inclusion of MTDA. Excluding MTDA, scrap sales increased $4.1 million. The percentage of revenue derived from directly owned steel processing increased to 83.2% for the first nine months of fiscal 2000 from 71.7% for the comparable period in fiscal 1999. The percentage of revenues from toll processed steel decreased to 16.8% for the first nine months of fiscal 2000 from 28.3% for the comparable period in fiscal 1999. This shift in the mix of revenue from toll processing to directly owned steel resulted from the addition of MTDA and OWB which derived substantial revenue from directly owned steel. In addition, the increase in revenue was positively impacted by increases in welding blanking and blanking and stamping revenue.

GROSS PROFIT. Gross profit increased by $23.6 million, or 53.8%, to $67.4 million for the first nine months of fiscal 2000 from $43.8 million for the comparable period in fiscal 1999. Gross margin decreased to 14.6% for the first nine months of fiscal 2000 from 17.2% for the comparable period in fiscal 1999. The increase in gross profit is primarily related to the acquisition of MTDA, which has historically generated lower gross margins than the Company's existing operations and to a lesser increased blanking and stamping revenues. The decline in gross margin is primarily a result of the addition of MTDA and OWB which derive revenue from sales of directly owned steel which results in higher revenues but lower gross margins. Excluding MTDA and OWB, gross profit increased $6.1 million and gross margin increased to 19.2% for the first nine months of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $15.0 million, or 66.8% to $37.6 million for the first nine months of fiscal 2000 from $22.5 million for the comparable period in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 8.2% for the first nine months of fiscal 2000 from 8.8% for the comparable period in fiscal 1999. The increase, in dollars, was primarily the result of the inclusion of MTDA and OWB. Excluding MTDA and OWB, selling, general and administrative expenses increased $7.2 million and as a percentage of revenues increased to 11.5%. These increases are primarily the result of: the addition of corporate personnel and related costs, a bad debt write-off relating to one customer, increased depreciation on the new business system software and selling, general and administrative expenses for the start-up of the Saltillo, Mexico facility.

OTHER. Interest expense increased to $10.7 million for the first nine months of fiscal 2000 from $5.6 million for the comparable period in fiscal 1999 due to higher average borrowings outstanding for the purchase of MTDA, capital expansion in Mexico and other capital expenditures made during fiscal 1997, 1998 and 1999. Interest expense of approximately $1.8 million relating to expansion of OWB and the new Saltillo, Mexico facility was capitalized during the first nine months of fiscal 2000. The increase in other income of $1.5 million for the first nine months of fiscal 2000 was primarily due to the gain on the sale of the company jet. The provision for income taxes was $7.7 million for the first nine months of fiscal 2000 compared with $6.2 million for the comparable period in fiscal 1999 representing effective tax rates of 37.0% and 38.0%, respectively.

NET INCOME. Net income for the first nine months of fiscal 2000 increased by $3.0 million, or 29.1%, to $13.1 million from $10.2 million for the comparable period in fiscal 1999. This increase was primarily the result of the inclusion of MTDA and an increase in the price and volume of scrap.

Liquidity and Capital Resources
-------------------------------

At July 31, 2000, the Company had $86.0 million of working capital, representing a current ratio of 1.87 to 1 and a debt-to-total-capitalization ratio of 48.7%.

As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 2001.

Net cash provided by operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first nine months of fiscal 2000 was $52.1 million as compared to $19.0 million for the comparable period of fiscal 1999, increasing primarily as a result of the increase in accounts payable and a decrease in inventory. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures, excluding acquisitions, were $52.2 million during the first nine months of fiscal 2000 and $44.6 million for the comparable period in fiscal 1999. The largest portion of these expenditures was for machinery, building and equipment at OWB and the new facility in Saltillo, Mexico. The Company's total capital budget for fiscal 2000 amounts to approximately $55.8 million.

In September 1999, the Company entered into a credit agreement ("the Agreement") with KeyBank, National Association, as agent for a group of lenders. The Agreement provided for loans and letters of credit up to $210.0 million. The term of this facility would have matured in September 2004. Under the Agreement, the Company had the option to select the applicable interest rate at KeyBank's prime rate or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.75% for the prime rate and ranging from 1.0% to 2.75% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of July 31, 2000, the factor as determined by the pricing matrix was 1.50%. The terms of the Agreement also required an annual commitment fee based on the amount of unused commitments under the facility and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The Agreement also provided for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that would have been incurred under each of these sources of funds was $15.0 million.

The Agreement was collateralized by a first priority security interest in substantially all of the Company's and its subsidiaries' existing and after-acquired accounts receivable, inventory and machinery and equipment. All of the obligations under the Agreement were fully and unconditionally guaranteed by substantially all of the existing and future domestic subsidiaries.

The Agreement required the Company to meet certain financial covenants and ratios including minimum interest coverage, minimum net worth, and maximum leverage. The Agreement also contained non-financial covenants that restricted actions of the Company with respect to incurrence of additional debt, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other debt, liens and encumbrances.

On August 11, 2000, the Company entered into a new credit agreement with The Chase Manhattan Bank as administrative agent for a group of lenders, which replaced the Agreement with KeyBank as agent for a group of lenders. The Company now has a $300.0 million commitment under the new credit agreement, which expires in August 2005. The new credit agreement is secured by an interest in all of the Company's and its wholly owned domestic subsidiaries' cash and cash accounts, accounts receivable, mortgages on certain owned real property, inventory, equipment excluding fixtures and general intangibles such as patents, trademarks and copyrights. The new credit agreement includes, without limitation, covenants involving minimum interest coverage, minimum tangible net worth coverage and a minimum leverage ratio. In addition, the new credit agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, leaseback transactions, acquisitions, prepayments of other debt, hedging agreements and liens and encumbrances and certain transactions resulting in a change of control. All amounts outstanding under the KeyBank credit agreement were refinanced and all other obligations under the KeyBank credit agreement were terminated.

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of August 11, 2000 the factor as determined by the pricing matrix was 2.0%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

The Company is actively seeking strategic alternatives for two of its five tool & die facilities, Canton Tool & Die and Utica Tool & Die, and Valley City Steel, one of the Company's two steel processing facilities. The Company expects that final decisions regarding the strategic direction for each of the facilities will be determined by fiscal year-end 2000.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities at July 31, 2000 was $214.0 million, $23.6 million of which was unused at such date.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2000 as well as over the long term such as, without limitations, (1) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (2) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (3) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (4) risks associated with integrating operations of acquired companies, including the acquisition of MTDA and the recent acquisition of AG Simpson (Tennessee) Inc. (now Shiloh Industries, Inc. Dickson Manufacturing Division), (5) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities,
(6) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit 2.1 Asset Purchase Agreement, Dated July 18, 2000, by and between Shiloh Industries, Inc. Dickson Manufacturing Division and A.G. Simpson (Tennessee) Inc.

                  Exhibit 10.1 Credit Agreement, dated as of August 11, 2000, by and among the Company, the Lenders a party thereto, the Chase Manhattan Bank as Administrative Agent and Collateral Agent, KeyBank National Association, as Syndication Agent and Bank One, Michigan, as Documentation Agent.

                  Exhibit 27.1      Financial Data Schedule.

         b. Reports on Form 8-K: The Company filed two current Reports on Form 8-K on July 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2000           SHILOH INDUSTRIES, INC.



                                   By:  /s/ John F. Falcon
                                       ---------------------------------------
                                         John F. Falcon,
                                         President
                                         and Chief Executive Officer




                                   By:  /s/   Craig A. Stacy
                                       ----------------------------------------
                                              Craig A. Stacy,
                                              Chief Financial Officer
                                              and Treasurer

                             EXHIBIT INDEX

Number        Description
------        -----------

2.1 Asset Purchase Agreement, dated July 18, 2000, by and between Shiloh Industries, Inc. Dickson Manufacturing Division and A.G. Simpson (Tennessee) Inc.

10.1 Credit Agreement, dated as of August 11, 2000, by and among the Company, the Lenders a party thereto, The Chase Manhattan Bank as Administrative Agent and Collateral Agent, KeyBank National Association as Syndication Agent and Bank One, Michigan as Documentation Agent.

27.1          Financial Data Schedule