Form 10-K
period 2000-10-31
SHILOH INDUSTRIES INC
filed 2001-01-29
CIK 904979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000           COMMISSION FILE NO. 0-21964

                            ------------------------

                            SHILOH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       51-0347683
        (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                      Identification No.)

             SUITE 202, 103 FOULK ROAD, WILMINGTON, DELAWARE 19803
              (Address of principal executive offices -- zip code)

                                 (302) 998-0592
              (Registrant's telephone number, including area code)

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

     Aggregate market value of Common Stock held by non-affiliates of the registrant as of January 22, 2001 at a closing price of $4.625 per share as reported by the Nasdaq National Market was approximately $19,338,813. Shares of Common Stock beneficially held by parties to the Stockholders Agreement and each officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares of Common Stock outstanding as of January 22, 2001 was 14,798,094.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                   PART I:
Item 1.   Business....................................................      3
Item 2.   Properties..................................................      8
Item 3.   Legal Proceedings...........................................      8
Item 4.   Submission of Matters to a Vote of Security Holders.........      8
Item 4A.  Executive Officers of the Company...........................      9

                                   PART II:
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................     10
Item 6.   Selected Financial Data.....................................     11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     12
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     18
Item 8.   Financial Statements and Supplementary Data.................     19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     41

                                  PART III:
Item 10.  Directors and Executive Officers of the Company.............     41
Item 11.  Executive Compensation......................................     41
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     41
Item 13.  Certain Relationships and Related Transactions..............     41

                                   PART IV:
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     41

                            SHILOH INDUSTRIES, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Shiloh is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets. The Company's blanks, which are engineered two dimensional shapes cut from fat-rolled steel, are principally sold to automotive and truck original equipment manufacturers ("OEMs") and are used for exterior steel components, such as fenders, hoods and doors, for which quality of fit and finish is critical. These blanks include first operation unexposed blanks and more advanced engineered-welded blanks, which are manufactured from two or more blanks of different steel or gauges that are welded together utilizing both mash seam resistance and laser welding. Engineered-welded blanks allow OEMs to achieve a reduction in vehicle weight, which improves the vehicle's performance while maintaining body strength for safety. The Company's stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

     The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Our structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Our powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. In addition, the Company also designs, engineers and manufactures precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations, as well as for sale to OEMs, other Tier I automotive suppliers and other industrial customers. Furthermore, the Company provides a variety of intermediate steel processing services, such as pickling and oiling, cutting-to-length, slitting and edge trimming of hot-and cold-rolled steel coils for automotive and steel industry customers. The Company currently has thirteen subsidiaries at locations in Ohio, Michigan, Georgia, Mexico and Tennessee.

HISTORY

     In November 1996, the Company acquired substantially all of the assets of Greenfield Die & Manufacturing Corp. ("Greenfield"), which is headquartered in Canton, Michigan, a suburb of Detroit, and serves the automotive industry by providing a variety of value added processes, including tool and die design and build, stamping, assembly, welding, prototyping operations and mold design and build. Greenfield conducts operations as "Canton Manufacturing" and "Canton Tool and Die." In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die operations, Canton Tool and Die and Utica Tool and Die, and one of its steel processing facilities, Valley City Steel. As a result, the assets of Canton Tool and Die and Valley City Steel are currently being held for sale and certain assets of Utica Tool and Die are being held for sale. In August 1997, the Company acquired C&H Design Company, d.b.a. C&H Die Technology, d.b.a. Utica Tool and Die, ("C&H") which was headquartered in Utica, Michigan. In October 2000, the Company closed the operations of C&H and the equipment was either transferred to other Shiloh locations or is being held for sale. In July 1998, the Company also commenced operation of Jefferson Blanking, Inc. ("Jefferson Blanking"), a blanking and stamping facility in Pendergrass, Georgia.

     In November 1999, the Company acquired the automotive division ("MTD Automotive") of MTD Products Inc for $20.0 million in cash and 1,428,571 shares of common stock, par value $0.01 per share, of the Company (the "Common Stock"), of which 535,714 were contingently returnable at November 1, 1999. Pursuant to the terms of the earnout provisions of the Asset Purchase Agreement, dated as of June 21, 1999, as amended (the "Purchase Agreement"), entered into by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc, the aggregate consideration was increased due to the performance of MTD Automotive during the first twelve months subsequent to consummation of such acquisition. As a result of the subsequent performance of MTD Automotive, the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and in January 2001, the Company issued MTD Products Inc an additional 288,960 shares of Common Stock and the Company's wholly owned subsidiary issued a note in the aggregate principal amount of

$4.0 million, due in full on November 1, 2001. The Company is guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price. Also in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2001 and fiscal 2002 upon resolution of certain contingencies set forth in such Purchase Agreement.

     In July 2000, the Company commenced operation of Shiloh de Mexico, a laser welded blanking facility in Saltillo, Mexico. In August 2000, the Company purchased substantially all the assets of A.G. Simpson (Tennessee) Inc., d.b.a. Dickson Manufacturing ("Dickson") for approximately $49.2 million, including approximately $1.2 million in acquisition costs. Dickson is headquartered in Dickson, Tennessee and serves the automotive industry by providing stampings and assemblies primarily used for seating and interior structural applications.

     In January 2001, certain purchase price adjustments were made pursuant to the terms of the Purchase Agreement, dated July 18, 2000, by and between the Company and A.G. Simpson (Tennessee) Inc., in which approximately $4.5 million was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000.

     The Company's principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (302) 998-0592. Unless otherwise indicated, all references to the "Company" or "Shiloh" refer to Shiloh Industries, Inc. and its direct and indirect subsidiaries.

INDUSTRY

  ENGINEERED PRODUCTS

     In the engineered products business, OEMs and Tier I automotive suppliers purchase steel components from suppliers such as the Company. The Company manufactures these components and also engineers and builds the tools and dies used in its blanking and stamping operations. In addition, the Company produces tools and dies and welding and assembly equipment for its customers. OEMs typically find it more cost effective and time efficient to focus their core operations on vehicle assembly, marketing and distribution. As a result, OEMs increasingly outsource the blanked and stamped steel components and modular assemblies used in their vehicles. OEMs increasingly look to suppliers such as the Company to assume blanking and stamping, as well as tool and die operations that were previously done internally at OEMs.

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

     The Company produces engineered-welded blanks utilizing both the mash seam resistance and laser weld processes. The engineered-welded blanks that are produced generally consist of two or more sheets of steel or aluminum of the same or different material grade, thickness or coating welded together into a single flat panel. The primary distinctions between mash seam resistance and laser welding are weld bead appearance and cost. Engineered-welded blanks allow OEMs to reduce vehicle weight, while maintaining body strength for safety and improving performance of the vehicle. Furthermore, by reducing the number of parts and supplemental operations required, engineered-welded blanks offer significant cost savings to OEMs.

     Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three dimensional parts. The Company also produces stamped parts using precision single stage, progressive and transfer dies, which in most cases, the Company designs and manufactures. Some stamping and blanking operations also provide value-added processes, such as welding, assembly and painting capabilities. The Company also manufactures deep draw stampings, such as mufflers, oil pans, transmission pans and valve covers. The Company's stampings and assemblies are principally used as components for bumper beams, door impact beams, steering column support, chassis components, seat frames, structural rails, window lifts, vehicle brakes and other structural body components for automobiles and light trucks.

     The Company also designs, engineers and produces precision tools and dies and weld and assembly equipment. To support the manufacturing process, the Company supplies substantially all of the tools and dies used in the blanking and stamping operations and a portion of the welding and secondary assembly equipment used to manufacture modular systems. The Company also produces tools and dies for sale to OEMs, Tier I suppliers and other industrial customers. Advanced technology is maintained to conduct activities and improve tool and die production capabilities. The Company has computerized most of the design and engineering portions of the tool and die production process to reduce production time and cost.

INTERMEDIATE STEEL PROCESSING

     The Company processes flat rolled steel principally for primary steel producers and manufacturers that require processed steel for end-product manufacturing purposes. The Company also processes flat rolled steel for internal blanking and stamping operations. The Company either purchases hot-rolled and cold-rolled steel from primary steel producers located throughout the Midwest or receives the steel on a toll-processing basis and does not acquire ownership of it. This steel typically requires additional processing to meet the requirements of the end-product manufacturers. The Company's intermediate processing operations include slitting, cutting-to-length, pickling and oiling, edge trimming, roller leveling and quality inspecting of flat rolled steel.

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

CUSTOMERS

     The Company produces blanked and stamped parts and processed flat-rolled steel for a variety of industrial customers. The Company supplies steel blanks, stampings and modular assemblies primarily to North American automotive manufacturers and stampings to other Tier I automotive suppliers. The Company also supplies blanks and stampings to manufacturers in the lawn and garden, HVAC, home appliance and construction industries. Finally, the Company processes flat-rolled steel for a number of primary steel producers.

     One of the Company's largest customers is the Parma, Ohio stamping facility of the metal fabricating division of General Motors. The Company has been working with General Motors for more than 20 years. The Company is linked to this facility through an electronic data interchange and the Company supplies blanks on a just-in-time basis.

     The acquisition of MTD Automotive in November 1999 established Ford Motor Company as another significant customer. The Company supplies Ford with stampings and assemblies.

     In fiscal 2000, General Motors and Ford accounted for approximately 19.1% and 18.2% of the Company's revenues, respectively.

SALES AND MARKETING

     The current sales force consists of approximately 38 individuals. These individuals directly market the Company's automotive and steel processing products and services. The sales force is organized to enable the Company to target sales and marketing efforts at three distinct types of customers.

     - OEM customers;

     - Tier I suppliers; and

     - Steel consumers and producers.

     To supplement the sales and marketing efforts, the Company established a sales and technical center in Auburn Hills, Michigan which is in close proximity to its automotive customers. The Company's engineering staff at this center provides total program management as well as technical assistance and support to customers during the product development stage. The location of the engineering and technical center allows for greater, more frequent access to some of the Company's key customers.

OPERATIONS AND ENGINEERING

     The Company operates its steel processing facilities on an integrated basis. A significant portion of the flat-rolled steel used by the Company in its blanking and stamping operations is supplied through its other steel processing operations. With three tool and die facilities, the Company typically designs, engineers and manufacturers substantially all of the tools and dies used in its blanking and stamping operations.

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

RAW MATERIALS

     The basic materials required for the Company's operations are hot- and cold-rolled steel. The Company obtains steel from a number of primary steel producers. A significant portion of the steel processing products and services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

COMPETITION

     Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and DaimlerChrysler, as well as independent domestic and international Tier I and Tier II suppliers, which have blanking facilities and greater financial and other resources than the Company. The market for the Company's steel processing operations is also highly competitive. The Company competes with a number of steel processors in its region, such as Worthington Industries and Samuel Steel Pickling Company, and primary steel producers, many of which also have comparable facilities and greater financial and other resources than the Company. The primary characteristics of competition encountered in each of these markets are product quality, service and price and technological innovation. In addition, competition for sales of automotive stamped modules is intense. Primary competitors in North America for the stamping business are Aetna/Sofedit, Cosma, a division of Magna International, Oxford Automotive and Tower Automotive. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 3,600 employees. The employees at five of the subsidiaries, an aggregate of approximately 1,465 employees, are covered by six collective bargaining agreements that are due to expire in June 2001, August 2001, May 2002, June 2002, May 2004 and January 2005.

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

     MTD Automotive, at its facilities in Parma and Valley City, Ohio, has engaged in industrial manufacturing operations since 1946 and 1968, during which time various hazardous substances have been handled at each facility. As a consequence of these historic operations, the potential for liability relating to contamination of soil and groundwater may exist at the Parma facility, which the Company leases from MTD Products Inc, and the Valley City facility, which the Company owns. Although the Company could be liable for cleanup costs at these facilities, MTD Products Inc is contractually obligated to indemnify the Company against any such costs arising as a result of operations prior to the Company's acquisition of the MTD Automotive business.

ITEM 2.  PROPERTIES

     The Company is a Delaware holding company that conducts its operations through thirteen subsidiaries, seven located in north central Ohio, three located in Michigan, one located in Georgia, one located in Tennessee and one located in Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company considers full capacity of its steel processing facilities to be three eight hour shifts for 5.5 days per week. At October 31, 2000, the Company's steel processing operations were operating at near full capacity. The Company's facilities at 14 locations, all of which are owned (except for its Utica and some of its Canton, Michigan and Cleveland, Ohio facilities), are as follows:

        LOCATION          SQUARE FOOTAGE    DATE OF OPERATION         DESCRIPTION OF USE
        --------          --------------    -----------------         ------------------
Mansfield, Ohio.........     295,240              1955           Blanking/Tool and Die
                                                                 Production
Valley City, Ohio.......     489,481              1986           Blanking
Wellington,Ohio.........      85,667              1998           Tool and Die Production
Wellington, Ohio........     226,316              1987           Stamping
Valley City, Ohio.......     260,000              1977           Other Steel Processing(4)
Valley City, Ohio.......     244,000              1990           Other Steel Processing
Romulus, Michigan.......     170,600(1)           1996           Blanking
Canton, Michigan........     280,370              1996           Stamping/Tool and Die
                                                                 Production(5)
Utica, Michigan.........      62,500(2)           1997           Tool and Die Production
Pendergrass, Georgia....     171,000              1998           Blanking
Saltillo, Mexico........     140,825              2000           Blanking
Valley City, Ohio.......     250,000(3)           1999           Stamping
Cleveland, Ohio.........     395,000(3)           1999           Stamping/Tool and Die
                                                                 Production
Dickson, Tennessee......     206,000              2000           Stamping

---------------

(1) This facility is owned by Shiloh of Michigan, the Company's joint venture with Rouge Steel. The Company is an 80% equity owner of Shiloh of Michigan.

(2) This facility is leased by C&H. Since October 31, 2000, operations ceased to be conducted at this facility.

(3) The Company acquired these facilities on November 1, 1999 in connection with the acquisition of MTD Automotive. The Valley City facility is owned and the Cleveland facility is leased.

(4) This facility is currently held for sale.

(5) The tool and die facilities are currently held for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     CURTIS E. MOLL, CHAIRMAN OF THE BOARD. Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Products Inc, a privately-held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. C. Moll is 61 years old.

     JOHN F. FALCON, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Falcon has been the President and Chief Executive Officer of the Company since April 1999. From 1995 to April 1999, Mr. Falcon held several positions at Lear Corporation, a supplier of automotive interior systems, including Director of Interiors for its General Motors division. Prior to that time, he had over twenty years of experience at General Motors, a manufacturer of vehicles, where he held several positions, including, among others, Worldwide Operations Manager for ignition and filtration products. Mr. J. Falcon is 52 years old.

     CRAIG A. STACY, CHIEF FINANCIAL OFFICER AND TREASURER. Mr. Stacy has served as Chief Financial Officer and Treasurer since October 1996. Mr. Stacy had been the Corporate Controller of the Company since 1994. Prior to joining the Company, Mr. Stacy was employed by Price Waterhouse LLP (currently PricewaterhouseCoopers LLP) and Ernst & Young LLP. Mr. Stacy is a Certified Public Accountant. Mr. Stacy is 34 years old.

     DAVID K. FRINK, VICE PRESIDENT OF STEEL PROCESSING. Mr. Frink was named Vice President of Steel Processing in July 1997. He also served as Director of Corporate Purchasing from May 1996 to November 1999. Mr. Frink was President of Steel Processing from August 1996 to July 1997. Prior to August 1996, Mr. Frink had been the plant general manager at Liverpool Coil Processing since June 1991. Mr. Frink is 53 years old.

     LARRY D. PAQUIN, VICE PRESIDENT OF QUALITY AND CONTINUOUS IMPROVEMENT. Mr. Paquin has served as Vice President of Quality and Continuous Improvement since August 1999. Prior to his tenure with the Company, Mr. Paquin had been Vice President and General Manager of Thomas Madison Incorporated, a privately-held automotive stamping manufacturer, from April 1996 to July 1999. Prior to that time, Mr. Paquin served as President of the Crescive Die and Tool Company, a privately-held tool and die manufacturer. Mr. L. Paquin is 57 years old.

     MARK D. THEISEN, VICE PRESIDENT OF SALES AND MARKETING. Mr. Theisen was named Vice President of Sales and Marketing in January 2001. Prior to that time, Mr. Theisen served as Vice President of Strategic Planning and Purchasing. Mr. Theisen was named Vice President of Strategic Planning of MTD Automotive in August 1998 and served as general manager of MTD Automotive from June 1997 to August 1998. Prior to that time Mr. Theisen had been Marketing Manager of MTD Automotive from April 1995 to June 1997 and Sales Account Manager of MTD Automotive prior to that time. Mr. M. Theisen is 38 years old.

     PATRICK C. BOYER, VICE PRESIDENT OF TOOLING & DESIGN. Mr. Boyer was named Vice President of Tooling and Design in June 1999. Prior to June 1999, Mr. Boyer was Vice President of Marketing from November 1998 to May 1999. Prior to that time, Mr. Boyer served as Plant General Manager of Sectional Stamping Inc. for a six-year period. Mr. P. Boyer is 45 years old.

     HAYDEN M. COTTERILL, VICE PRESIDENT ENGINEERED PRODUCTS. Mr. Cotterill was named Vice President of Engineered Products in January 2000. Mr. Cotterill was employed by the Oxford Group, a Tier II supplier, from April 1998 to January 2000, where he held the position of General Manager of the suspension business unit. Prior to that time, he had over twenty-five years of experience with Eaton Corporation, a global diversified industrial manufacturer in various positions, including plant general manager of the automotive group. Mr. Cotterill is 53 years old.

     STEPHEN J. TOMASKO, VICE PRESIDENT OF HUMAN RESOURCES. Mr. Tomasko was named Vice President of Human Resources in April 2000. Prior thereto, Mr. Tomasko had been employed by the Reserve Group, a privately held company engaged in the acquisition and expansion of businesses involved in the production of steel and stampings. He served the Reserve Group in various capacities and since 1995, as the Vice President of Administration. Mr. Tomasko is 57 years old.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of the close of business on January 22, 2001, there were 154 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 300. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in April 1993. The Company currently intends to retain earnings to supports its growth strategy and does not anticipate paying dividends in the foreseeable future. The Common Stock is traded on the Nasdaq National Market under the symbol "SHLO". On January 22, 2001, the closing price for the Company's Common Stock was $4.625 per share.

     The Company's Common Stock commenced trading on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 1999 and 2000.

                                                               HIGH        LOW
                                                              -------    -------
1st Quarter
     January 31, 1999.......................................  $16.375    $ 12.25
2nd Quarter
     April 30, 1999.........................................  $14.625    $  7.75
3rd Quarter
     July 31, 1999..........................................  $ 15.00    $ 9.875
4th Quarter
     October 31, 1999.......................................  $ 13.50    $ 8.125
1st Quarter
     January 31, 2000.......................................  $11.875    $  8.00
2nd Quarter
     April 30, 2000.........................................  $ 10.00    $9.0625
3rd Quarter
     July 31, 2000..........................................  $ 11.00    $  5.50
4th Quarter
     October 31, 2000.......................................  $  9.25    $ 5.875

     On November 1, 1999, the Company issued 1,428,571 shares of its Common Stock to MTD Products Inc as a portion of the consideration for the acquisition by the Company of MTD Automotive. In addition, in January 2001, the Company issued 288,960 shares of its Common Stock to MTD Products Inc as a portion of the consideration owed by the Company to MTD Products Inc under the earnout provision of the Asset Purchase Agreement, dated as of June 21, 1999, as amended, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc (the "Purchase Agreement"). These issuances of shares of Common Stock were exempt from the registration requirements of the Securities Act of 1933 based on
Section 4(2) of such Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2000, are derived from the consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report.

                                                  2000        1999        1998        1997        1996
                                                --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
  Revenues....................................  $630,762    $354,200    $299,350    $273,161    $219,466
  Cost of sales...............................   548,059     291,265     242,499     214,343     173,836
                                                --------    --------    --------    --------    --------
    Gross profit..............................    82,703      62,955      56,851      58,818      45,630
  Selling, general and administrative
    expenses..................................    56,699      31,441      26,832      25,557      17,086
  Asset impairment charge.....................    33,043          --          --          --          --
  Restructuring charge........................     1,230          --          --          --          --
                                                --------    --------    --------    --------    --------
  Operating income (loss).....................    (7,269)     31,514      30,019      33,261      28,544
                                                --------    --------    --------    --------    --------
Interest expense, net.........................    15,313       7,380       5,130       2,161         111
Minority interest.............................        --         474         342         394         123
Other income (expense), net...................     1,536          66         (16)        274         (81)
                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before taxes and effect of change in
  accounting principle........................   (21,046)     24,674      25,215      31,768      28,475
Provision (benefit) for income taxes..........    (8,491)      9,363       9,673      11,675      10,952
                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before effect of change in accounting
  principle...................................   (12,555)     15,311      15,542      20,093      17,523
Loss from discontinued operations, net of
  income taxes................................        --          --          --          --        (256)
Loss on sale of discontinued operations, net
  of income taxes(1)..........................        --          --          --          --      (9,589)
                                                --------    --------    --------    --------    --------
         Net income (loss)....................  $(12,555)   $ 15,311    $ 15,542    $ 20,093    $  7,678
                                                ========    ========    ========    ========    ========
EARNINGS PER SHARE:(2)
  Basic and diluted earnings per share:
    Income (loss) from continuing operations
      before effect of change in accounting
      principle per share.....................  $   (.88)   $   1.17    $   1.19    $   1.54    $   1.35
    Loss from discontinued operations, net of
      income taxes per share..................        --          --          --          --       (0.02)
    Loss on sale of discontinued operations,
      net of income taxes per share...........        --          --          --          --       (0.74)
                                                --------    --------    --------    --------    --------
    Net income (loss) per share...............  $   (.88)   $   1.17    $   1.19    $   1.54    $   0.59
                                                ========    ========    ========    ========    ========
    Basic weighted average number of common
      shares..................................    14,290      13,081      13,061      13,032      13,012
    Diluted weighted average number of
      common..................................    14,290      13,085      13,103      13,066      13,032
OTHER DATA:
    (Excludes Shafer Valve and acquisitions of
      businesses)
    Capital expenditures......................  $ 66,191    $ 58,417    $ 67,968    $ 63,164    $ 37,482
    Depreciation and amortization.............    23,819      18,304      15,270      11,012       7,166
BALANCE SHEET DATA:(2)
  Working capital.............................  $138,757    $ 85,312    $ 56,643    $ 45,483    $ 34,813
  Total assets................................   572,885     425,720     353,949     289,626     207,009
  Total debt..................................   251,545     171,450     135,865      96,400      52,933
  Stockholders' equity........................   179,773     178,128     162,818     146,619     126,157

---------------

(1) On July 9, 1996, the Company completed the sale of substantially all of the issued and outstanding common stock of Shafer Valve for approximately $13.2 million in cash. This disposition resulted in a $9.589 million loss after tax and has been accounted for as a discounted operation.

(2) Purchase price adjustments made in connection with the acquisitions of MTD Automotive and Dickson are reflected in earnings per share and balance sheet data for fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets. The Company's engineered products include blanks, stamped components and modular assemblies. The Company also designs, engineers and manufactures precision tools and dies for the automotive and other industries. In addition, the Company provides steel processing services, which include pickling hot-rolled steel, slitting, edge trimming, roller leveling and cutting-to-length of both hot- and cold-rolled steel. In fiscal 2000, approximately 88.8% of the Company's revenues were generated by sales to the automotive and light truck and heavy truck industries.

     The Company's origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960's. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its seven operating subsidiaries and in July 1993 completed an initial public offering of Common Stock.

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

     In August 1997, the Company acquired C&H, headquartered in Utica, Michigan. In October 2000, the Company closed C&H and the equipment was either transferred to other Shiloh locations or is being held for sale. In October 1997, the Company incorporated Jefferson Blanking, Inc. and commenced operations in July 1998.

     On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. The aggregate consideration for the acquisition of MTD Automotive consisted of $20.0 million in cash and the issuance of 1,428,531 shares of Common Stock to MTD Products Inc, of which 535,714 were contingently returnable at November 1, 1999. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and the Company issued MTD Products Inc an additional 288,960 shares of Common Stock and the Company's wholly owned subsidiary issued a note payable in full on November 1, 2001, in the aggregate principal amount of $4.0 million. The Company is guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price. Also in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2001 and fiscal 2002 upon resolution of certain contingencies set forth in the Purchase Agreement.

     In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H and Canton Tool & Die, and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other subsidiaries of the

Company. The Company currently intends to sell the assets of Canton Tool & Die, the assets of the steel processing facility of Valley City Steel and certain assets of C&H. The Company anticipates these sales will be completed in fiscal 2001.

     On August 29, 2000, the Company acquired substantially all the assets of Dickson for approximately $49.2 million, including approximately $1.2 million in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the Purchase Agreement in which approximately $4.5 million was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000. The acquisition reflects an expansion of the Company's capabilities and improves its position as a key supplier of engineered metal products for automotive seating and interior structural applications.

     In analyzing the financial aspects of the Company's operations, the following factors should be considered.

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

     A significant portion of the Company's steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or process that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers' needs, the Company estimates that of total tons used or processed in its operations, approximately 75.9% in 2000, 85.6% in 1999, and 87.4% in 1998, were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 16.5% in 2000, 27.6% in 1999 and 29.7% in 1998. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company's stamping operations use more directly owned steel than its other operations.

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

     The Company's results of operations have been adversely affected by a large number of facility expansions and start-up operations in recent periods, such as Shiloh de Mexico S.A. de C.V. ("Shiloh of Mexico") and Ohio Welded Blank, an expansion facility of Medina Blanking, Inc. ("OWB"). Operations at expanded and new facilities are typically less efficient than established operations due to the implementation of new production processes. In addition, the Company depends on customers to implement their purchase programs in a timely manner, which affects the Company's ability to achieve satisfactory plant utilization rates. When the customers fail to do so, results are negatively impacted. In the Company's experience, operations at expanded or new facilities may be adversely impacted by the above factors for several periods.

  RESULTS OF OPERATIONS

     The following table sets forth income statement data of the Company expressed as a percentage of revenues for the periods indicated:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   86.9     82.2     81.0
                                                              -----    -----    -----
Gross profit................................................   13.1     17.8     19.0
Selling, general and administrative expense.................    8.9      8.9      9.0
Asset impairment charge.....................................    5.2       --       --
Restructuring charge........................................     .2       --       --
                                                              -----    -----    -----
Operating income (loss).....................................   (1.2)     8.9     10.0
Interest expense............................................    2.4      2.1      1.8
Interest income.............................................      *        *       .1
Minority interest...........................................     --       .1       .1
Other income (expense), net.................................     .2        *        *
                                                              -----    -----    -----
Income (loss) before taxes..................................   (3.3)     7.0      8.4
Provision (benefit) for income taxes........................   (1.3)     2.6      3.2
                                                              -----    -----    -----
Net income (loss)...........................................   (2.0)%    4.3%     5.2%
                                                              =====    =====    =====

---------------

* indicates that amounts are greater than 0.0 percent but less than 0.1 percent.

YEAR ENDED OCTOBER 31, 2000 COMPARED TO YEAR ENDED OCTOBER 31, 1999

     REVENUES. Revenues increased by $276.5 million, or 78.1%, to $630.8 million for the year ended October 31, 2000 from $354.2 million for the comparable period in 1999. The increase in revenues is primarily due to the inclusion of MTD Automotive and OWB. MTD Automotive was acquired on November 1, 1999 and accounted for $207.1 million, or 74.9%, of the revenue increase in fiscal 2000 as compared to fiscal 1999. OWB, dedicated to engineered welded blanks for the automotive sector, became operational on November 1, 1999 and accounted for $60.0 million, or 21.7% of the revenue increase in fiscal 2000 as compared to fiscal 1999. In addition, in fiscal 2000, scrap revenue increased $6.9 million as a result of (1) an increase in the average scrap price per gross ton and (2) an increase in scrap volume, primarily as a result of the inclusion of MTD Automotive and OWB. Excluding MTD Automotive and OWB, scrap sales increased $4.1 million in fiscal 2000 as compared to fiscal 1999. The percentage of revenues from directly owned steel processed was 83.5% for fiscal 2000 compared to 72.4% for fiscal 1999. Revenues from the toll processed steel were 16.5% for fiscal 2000 compared to 27.6% for fiscal 1999. This shift in the mix of revenue from toll processing to directly owned steel primarily resulted from the addition of MTD Automotive and OWB, which derived substantial revenue from directly owned steel.

     GROSS PROFIT. Gross profit increased by $19.7 million, or 31.4%, to $82.7 million for fiscal 2000 from $63.0 million for the comparable period in 1999. Gross margin decreased to 13.1% in fiscal 2000 from 17.8% for the comparable period in 1999. The increase in gross profit is primarily related to the acquisition of MTD Automotive, which has historically generated lower gross margins than the historical results of the Company's existing operations. The decline in gross margin is primarily a result of the addition of MTD Automotive and OWB, which derive substantial revenue from sales of directly owned steel which results in higher revenues but lower gross margins. In addition, lower gross margin and lower gross profit were experienced at Canton Tool and Die and C&H as a result of the softening in the tool and die business and at Valley City Steel as a result of the weakening steel industry. Excluding MTD Automotive, OWB, Canton Tool and Die, C&H and Valley City Steel, gross profit decreased by $3.6 million and gross margin increased to 20.0% for fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $24.3 million, or 77.2%, to $55.7 million in fiscal 2000 from $31.4 million in fiscal 1999. As a percentage of revenues, these expenses decreased slightly to 8.8% for fiscal 2000 from 8.9% for fiscal 1999. The largest component of the increase, in dollars, arose principally from the addition of MTD Automotive and OWB. Excluding MTD Automotive and OWB, selling, general and administrative expenses increased $14.2 million from fiscal 1999 and as a percentage of revenues increased to 12.6% from fiscal 1999. Additional increases are the result of: the addition of corporate personnel and related costs, a bad debt write-off relating to one customer, increased depreciation on the new business system software, write-off of costs relating to the high yield bond offering that was terminated during the fourth quarter of fiscal 2000, administrative expenses relating to Dickson, acquired in August 2000 and administrative expenses for the start-up of the Shiloh of Mexico facility.

     OTHER. The Company recognized a one-time asset impairment charge of $33.0 million relating to assets held for sale at Canton Tool and Die and Valley City Steel as well as a one time charge of $1.2 million for restructuring related to the closing of C&H. Interest expense increased to $15.4 million in fiscal 2000 from $7.5 million for the comparable period in fiscal 1999 due primarily to increased average borrowings during fiscal 2000 that were primarily incurred in connection with acquisitions and capital expenditures made during fiscal 1999 and fiscal 2000. Interest expense of approximately $2.6 million relating to expansion of several facilities was capitalized in fiscal 2000. The income tax benefit was $8.5 million in fiscal 2000 compared with a provision for income tax of $9.4 million in fiscal 1999, representing effective tax rates of 40.3% and 37.9%, respectively.

     NET INCOME (LOSS). Net income for fiscal 1999 decreased by $27.9 million to a net loss of $12.6 million for fiscal 2000. This decrease was substantially the result of the asset impairment charge and restructuring charge.

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

     NET INCOME. Net income for fiscal 1999 decreased by $0.2 million, or 1.5%, to $15.3 million from $15.5 million for the comparable period in fiscal 1998. This decrease was substantially the result of a decline in scrap prices per gross ton, lower margins on specific tool and die projects, increased depreciation resulting from increased capital expenditures and increased interest expense resulting from increased borrowing for significant capital expenditures made during fiscal 1998 and fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2000, the Company had $138.8 million of working capital, representing a current ratio of 2.2 to 1 and debt to total capitalization of 58.3%. As a result of this strong financial condition, the Company will be able to continue its planned investment in new equipment and facilities through the next fiscal year.

     Net cash provided by operating activities is primarily generated from operations of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities for 2000 was $62.1 million as compared to $13.4 million for the comparable period in fiscal 1999. Fluctuations in working capital were the primary factors causing the increase in net cash provided by operations from fiscal 1999 to fiscal 2000. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

     Capital expenditures, excluding acquisitions, were $66.2 million during the year ended October 31, 2000 and $58.4 million during fiscal 1999. The capital expenditures made during 2000 were primarily for expansions of existing facilities of approximately $46.1 million, as well as sustaining capital expenditures of approximately $20.1 million.

     The Company's total capital budget for fiscal 2001 amounts to approximately $34.0 million. The capital expenditures in fiscal 2001 are anticipated to be primarily for facility expansions and additions, which are being made to support expected increases in existing business, anticipated new business and to enhance productivity.

     On August 11, 2000, the Company entered into a new credit agreement with The Chase Manhattan Bank as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The Company now has a $300.0 million commitment under the credit agreement, which expires in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1.5 million associated with the new Chase Manhattan credit agreement in the fourth quarter of fiscal 2000, which is being amortized over the term of the debt.

     Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of October 31, 2000, the factor as determined by the pricing matrix was 2.0%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million. As of October 31, 2000, $242.1 million was outstanding under the credit agreement.

     The new credit agreement is collateralized by an interest in all of the Company's and its wholly owned domestic subsidiaries' cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property and equipment, excluding fixtures and general intangibles such as patents, trademarks and copyrights.

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

     On January 22, 2001, the Company's wholly-owned subsidiary, MTD Automotive, executed a note in the aggregate principal amount of approximately $4.0 million in favor of MTD Products Inc as partial payment of the additional consideration owed to MTD Products based on the performance of MTD Automotive for the first twelve months subsequent to consummation of such acquisition. Specifically, aggregate consideration increased in that the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company, the Company issued MTD Products an additional 288,960 shares of Common Stock and the note was issued to MTD Products Inc. The note is payable in full on November 1, 2001. Interest on such note is at a rate of 8.620% per annum. The Company is guarantor of such note. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price.

     In addition, in January 2001, due to certain purchase price adjustments made pursuant to the Asset Purchase Agreement, dated July 18, 2000, by and between the Company and A.G. Simpson (Tennessee) Inc., approximately $4.5 million was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000.

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

     The Company intends to dispose of the assets of Canton Tool and Die and Valley City Steel and certain of the assets of C & H. The Company expects to complete the sale of these assets during fiscal 2001. As of the date hereof, no definitive agreement with respect to any such transaction has been entered into. In addition, the Company from time to time is involved in various stages of discussion or negotiation regarding other acquisitions, dispositions and other such transactions and strategic alternatives. There is no assurance that any such sale or strategic or other alternative will be consummated.

EFFECT OF INFLATION

     Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company's financial results.

OUTLOOK

     The statements contained in this Annual Report of Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2000 as well as over the long term such as, without limitation, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (iv) risks associated with integrating operations of acquired companies, including the acquisition of the MTD Automotive division and Dickson Manufacturing, (v) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (vi) risks related to conducting operations in a foreign country, (vii) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers or (viii) changes in the estimated sale prices of assets held for sale. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----

Report of Independent Accountants...........................     20

Consolidated Balance Sheets at October 31, 2000 and 1999....     21

Consolidated Statements of Operations for three years ended
  October 31, 2000..........................................     22

Consolidated Statements of Cash Flows for the three years
  ended October 31, 2000....................................     23

Consolidated Statements of Stockholders' Equity for the
  three years ended October 31, 2000........................     24

Notes to Consolidated Financial Statements..................     25

     Financial Statement Schedule for the three years ended October 31, 2000 is included in Item 14 of this Annual Report of Form 10-K.

          II -- Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/PricewaterhouseCoopers LLP

Cleveland, Ohio
December 15, 2000

                            SHILOH INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      OCTOBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                                         ASSETS:
Cash and cash equivalents...................................  $  1,172,597    $  1,575,804
Accounts receivable, net....................................   127,572,671      79,670,183
Income tax receivable.......................................     1,339,913              --
Inventories, net............................................    69,006,444      47,118,809
Net assets held for sale....................................    32,705,765              --
Deferred income taxes.......................................    13,491,640       1,580,889
Prepaid expenses............................................     5,039,467       5,758,354
                                                              ------------    ------------
          Total current assets..............................   250,328,497     135,704,039
                                                              ------------    ------------
Property, plant and equipment, net..........................   308,315,249     269,626,549
Goodwill, net...............................................     3,793,616      11,647,496
Other assets................................................    10,447,412       8,741,554
                                                              ------------    ------------
          Total assets......................................  $572,884,774    $425,719,638
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $ 89,615,428    $ 38,677,150
Accrued income taxes........................................            --       1,293,522
Advanced billings...........................................       580,758         225,289
Other accrued expenses......................................    21,375,324      10,195,880
                                                              ------------    ------------
          Total current liabilities.........................   111,571,510      50,391,841
                                                              ------------    ------------
Long-term debt..............................................   251,545,392     171,450,000
Deferred income taxes.......................................    22,883,801      22,308,668
Long-term benefit liabilities...............................     6,296,336       2,991,120
Other liabilities...........................................       814,568         449,676
                                                              ------------    ------------
          Total liabilities.................................   393,111,607     247,591,305
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock, $.01 per share; 5,000,000 shares
     authorized and unissued................................            --              --
  Common stock, par value $.01 per share; 25,000,000 shares
     authorized; 14,798,094 and 13,080,563 shares issued and
     outstanding at October 31, 2000 and 1999,
     respectively...........................................       147,980         130,805
  Paid-in capital...........................................    53,924,048      39,399,805
  Retained earnings.........................................   126,042,682     138,597,723
  Other comprehensive income (loss).........................      (341,543)             --
                                                              ------------    ------------
          Total stockholders' equity........................   179,773,167     178,128,333
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $572,884,774    $425,719,638
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED OCTOBER 31,
                                                  --------------------------------------------
                                                      2000            1999            1998
                                                  ------------    ------------    ------------
Revenues........................................  $630,761,934    $354,219,562    $299,350,361
Cost of sales...................................   548,058,809     291,264,912     242,499,691
                                                  ------------    ------------    ------------
Gross profit....................................    82,703,125      62,954,650      56,850,670
Selling, general and administrative expenses....    55,698,948      31,441,216      26,832,133
Asset impairment charge.........................    33,042,935              --              --
Restructuring charge............................     1,229,932              --              --
                                                  ------------    ------------    ------------
Operating income (loss).........................    (7,268,690)     31,513,434      30,018,537
Interest expense................................    15,406,999       7,488,570       5,303,218
Interest income.................................        94,228         109,331         173,898
Minority interest...............................            --         473,975         341,638
Other income (expense), net.....................     1,535,679          65,682         (16,086)
                                                  ------------    ------------    ------------
Income (loss) before taxes......................   (21,045,782)     24,673,852      25,214,769
Provision (benefit) for income taxes............    (8,490,741)      9,363,315       9,672,938
                                                  ------------    ------------    ------------
          Net income (loss).....................  $(12,555,041)   $ 15,310,537    $ 15,541,831
                                                  ============    ============    ============
Basic earnings per share:
          Net income (loss).....................  $       (.88)   $       1.17    $       1.19
                                                  ============    ============    ============
Weighted average number of common shares........    14,290,105      13,080,563      13,060,794
                                                  ============    ============    ============
Diluted earnings per share:
          Net income (loss).....................  $       (.88)   $       1.17    $       1.19
                                                  ============    ============    ============
Weighted average number of common shares........    14,290,105      13,085,283      13,103,144
                                                  ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED OCTOBER 31,
                                                    ------------------------------------------
                                                        2000           1999           1998
                                                    ------------    -----------    -----------
Cash Flows from Operating Activities:
  Net income (loss)...............................  $(12,555,041)   $15,310,537    $15,541,831
  Adjustment to reconcile net income (loss) from
     continuing operations to net cash provided by
     operating activities:
     Depreciation and amortization................    23,819,306     18,303,985     15,270,408
     Asset impairment.............................    33,042,935             --             --
     Noncash restructuring........................       969,897             --             --
     Minority interest............................            --       (473,975)      (341,638)
     Deferred income taxes........................   (11,117,255)     7,455,296      4,335,709
     (Gain) on sale of assets.....................    (1,554,620)       (60,059)       (46,074)
  Changes in operating assets and liabilities, net
     of working capital changes resulting from
     acquisitions:
     Accounts receivable..........................   (17,199,635)   (32,867,804)     3,348,720
     Inventories..................................    (3,462,785)    (2,334,862)   (13,635,587)
     Prepaids and other assets....................     7,085,956     (5,097,082)       350,877
     Payables and other liabilities...............    45,690,196     12,855,914      4,299,695
     Accrued income taxes.........................    (2,633,435)       273,318       (896,129)
                                                    ------------    -----------    -----------
          Net cash provided by operating
            activities............................    62,085,519     13,365,268     28,227,812
                                                    ------------    -----------    -----------
Cash Flows from Investing Activities:
     Capital expenditures.........................   (66,190,565)   (58,416,797)   (67,967,994)
     Proceeds from sale of assets.................     1,785,532     11,452,211         69,400
     Acquisitions, net of cash....................   (72,634,232)            --             --
                                                    ------------    -----------    -----------
          Net cash used in investing activities...  (137,039,265)   (46,964,586)   (67,898,594)
                                                    ------------    -----------    -----------
Cash Flows from Financing Activities:
     Proceeds from short-term borrowings..........            --     63,808,000     (3,000,000)
     Repayments of short-term borrowings..........            --    (37,713,000)    42,465,000
     Proceeds from long-term borrowings...........   352,350,000     30,458,000             --
     Repayments of long-term borrowings...........  (276,300,000)   (20,968,000)            --
     Payment of debt financing costs..............    (1,499,461)    (1,052,601)            --
     Issuance of common stock.....................            --             --        656,817
                                                    ------------    -----------    -----------
  Net cash provided by financing activities.......    74,550,539     34,532,399     40,121,817
                                                    ------------    -----------    -----------
  Net increase (decrease) in cash and cash
     equivalents..................................      (403,207)       933,081        451,035
  Cash and cash equivalents at beginning of
     year.........................................     1,575,804        642,723        191,688
                                                    ------------    -----------    -----------
  Cash and cash equivalents at end of year........  $  1,172,597    $ 1,575,804    $   642,723
                                                    ============    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                         COMMON          COMMON        ADDITIONAL                       OTHER                          OTHER
                         STOCK           STOCK           PAID-IN       RETAINED     COMPREHENSIVE                  COMPREHENSIVE
                         SHARES     ($.01 PAR VALUE)     CAPITAL       EARNINGS     INCOME (LOSS)      TOTAL       INCOME (LOSS)
                       ----------   ----------------   -----------   ------------   -------------   ------------   -------------
October 31, 1997.....  13,038,763       $130,387       $38,743,406   $107,745,355     $      --     $146,619,148
Issuance of common
  shares.............      41,800            418           656,399             --            --          656,817
Net income...........          --             --                --     15,541,831            --       15,541,831
                       ----------       --------       -----------   ------------     ---------     ------------
October 31, 1998.....  13,080,563        130,805        39,399,805    123,287,186            --      162,817,796
Net income...........          --             --                --     15,310,537            --       15,310,537
                       ----------       --------       -----------   ------------     ---------     ------------
October 31, 1999.....  13,080,563        130,805        39,399,805    138,597,723            --      178,128,333
Issuance of common
  shares.............   1,717,531         17,175        14,524,243             --            --       14,541,418
Net loss.............          --             --                --    (12,555,041)           --      (12,555,041)  $(12,555,041)
Minimum pension
  liability, net of
  tax of $218,363....          --             --                --             --      (341,543)        (341,543)      (341,543)
                                                                                                                   ------------
Comprehensive income
  (loss).............          --             --                --             --            --               --   $(12,896,584)
                       ----------       --------       -----------   ------------     ---------     ------------   ============
October 31, 2000.....  14,798,094       $147,980       $53,924,048   $126,042,682     $(341,543)    $179,773,167
                       ==========       ========       ===========   ============     =========     ============

   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS

     Shiloh Industries, Inc. (the "Company") is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

  REVENUE RECOGNITION

     The Company recognizes revenue upon product shipment. Revenues include both direct sales as well as toll processing revenue. Toll processing revenue is generated as a result of the Company performing steel processing operations without acquiring ownership of the material. Revenues include $103,937,259, $97,937,323 and $88,792,119 of toll processing revenue for 2000, 1999 and 1998, respectively.

  EMPLOYEE BENEFIT PLANS

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

  GOODWILL

     Goodwill represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over its expected benefit period of 30 years. During 2000, 1999 and 1998, goodwill amortization amounted to $396,803, $408,558 and $408,558, respectively. Accumulated amortization was $1,589,464 and $1,192,661 for October 31, 2000 and 1999,
respectively.

     The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of goodwill and other long-lived assets.

  STATEMENT OF CASH FLOWS INFORMATION

     Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

                            SHILOH INDUSTRIES, INC.

     Supplemental disclosures of cash flow information for the years ended October 31 are as follows:

                                                   2000           1999          1998
                                                -----------    ----------    ----------
CASH PAID DURING THE YEAR FOR:
  Interest....................................  $17,223,100    $9,843,836    $7,322,471
  Income taxes, net of refunds................    5,259,947     1,606,386     6,372,737
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Assets acquired by assumption of liabilities
     in a purchase business combination.......  $26,675,532    $       --    $       --
  Note payable issued in a purchase business
     combination..............................    4,045,392            --            --
  Accounts receivable from purchase business
     combinations.............................    6,298,772            --            --
  Common stock issued in a purchase business
     combination..............................   14,541,419            --            --

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

  CONCENTRATION OF RISK

     The Company sells products to customers primarily in the automotive, light truck and heavy truck industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company maintains a reserve for potential credit losses. Currently, the Company does not have financial instruments with off-balance sheet risk. During fiscal 2000, the Company's sales to General Motors and Ford Motor Company represented 19.1% and 18.2% of the Company's revenues, respectively.

     As of December 31, 2000, the Company had approximately 3,600 employees. The employees at five of its subsidiaries, an aggregate of approximately 1,465 employees, are covered by six collective bargaining agreements that are due to expire in June 2001, August 2001, May 2002, June 2002, May 2004 and January 2005.

                            SHILOH INDUSTRIES, INC.

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

  STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation; however, the impact of the fair value based method described in SFAS No. 123, "Accounting for Stock-Based Compensation" is presented in the notes to the financial statements (Note 12).

  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company's stock option plan by adjusting the denominator using the treasury stock method.

     The outstanding stock options under the Company's Key Employee Stock Incentive Plan (Note 12) are included in the diluted earnings per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income.

                                                 2000           1999           1998
                                             ------------    -----------    -----------
Net income (loss)..........................  $(12,555,041)   $15,310,537    $15,541,831
                                             ============    ===========    ===========
Basic weighted average shares..............    14,290,105     13,080,563     13,060,794
Effect of dilutive securities:
  Stock options............................            --          4,720         42,350
                                             ------------    -----------    -----------
Diluted weighted average shares............    14,290,105     13,085,283     13,103,144
                                             ============    ===========    ===========
Basic earnings per share...................  $       (.88)   $      1.17    $      1.19
                                             ============    ===========    ===========
Diluted earnings per share.................  $       (.88)   $      1.17    $      1.19
                                             ============    ===========    ===========

     The 535,714 contingently returnable shares of Common Stock of the Company and the 288,960 additional shares of Common Stock of the Company associated with the MTDA acquisition were not included in quarterly weighted average shares when the Company published its quarterly reports on Form 10-Q during fiscal 2000 since the earn-out contingency had not been resolved as of such time. Since the contingency was resolved by the end of fiscal 2000, such shares are included in basic and diluted weighted average shares from the beginning of the quarter in which they were earned for the twelve months ended October 31, 2000. Weighted average shares and earnings per share for each quarterly period presented in
Note 15 were revised to reflect shares earned during

                            SHILOH INDUSTRIES, INC.

the respective period based on the contingency resolution. The 288,960 additional shares were issued in January 2001 and are considered issued and outstanding for financial reporting purposes at October 31, 2000.

  NEW ACCOUNTING STANDARDS

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

     The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on financial reporting of start up costs and organization costs. The adoption of SOP 98-5 in fiscal 2000 did not have a material effect on the Company's financial statements.

     In December 1999, the Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices promulgated by the Commission. SAB 101, as amended, is effective for the fourth fiscal quarter of 2001. The Company is currently determining the effect, if any, it will have on its financial statements.

NOTE 3 -- ACQUISITIONS

     On August 29, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of A.G. Simpson (Tennessee) Inc. for approximately $49,222,546 consisting of $47,932,625 in cash and $1,289,921 in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the Purchase Agreement in which $4,478,659 was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000. Accounts receivable at October 31, 2000 include $4,478,659 related to these adjustments. The acquisition was accounted for using the purchase method of accounting. A.G. Simpson (Tennessee) Inc.'s assets and liabilities were recorded at their fair values as of the date of the acquisition. The final purchase price allocation is subject to refinement upon completion of a review of property, plant and equipment, intangibles, and certain accrued liabilities. The total cost of net assets acquired was $44,743,887 and consisted of assets of $57,176,137 less liabilities assumed of $12,432,250. Assets acquired (at fair value) consisted primarily of accounts receivable of $12,396,976, inventories of $2,096,765, costs in excess of billings on uncompleted contracts of $3,176,462, prepaid expenses of $17,574, and fixed assets of $39,488,360. Liabilities assumed (at fair value) consisted primarily of accounts payable of $9,992,882, accrued liabilities of $1,946,667 and billings in excess of costs on uncompleted contracts of $492,701. The Consolidated Statement of Operations includes the results of operations of A.G. Simpson (Tennessee) Inc. since the date of the acquisition.

     On November 1, 1999, the Company acquired MTD Automotive ("MTDA"), the automotive division of MTD Products Inc, a significant stockholder of the Company. The acquisition was accounted for using the purchase method of accounting. MTDA is a manufacturer of stamped parts and components for the automotive industry, and sells primarily to original equipment manufacturers in the United States. MTDA net sales were $192,850,382 in its fiscal year ended July 31, 1999.

                            SHILOH INDUSTRIES, INC.

     Pursuant to the terms of the purchase agreement, the Company acquired substantially all of the assets of MTDA for aggregate consideration of $20,000,000 in cash and 1,428,571 shares of Common Stock of the Company at a price of $14.00 per share. Of the original 1,428,571 shares of Common Stock issued, 535,714 shares were considered contingent consideration for the first three quarters of fiscal 2000 and did not enter into the purchase price allocation until the fourth quarter of fiscal 2000, when the contingency was resolved. The aggregate consideration was subsequently increased in that the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and the Company issued an additional 288,960 shares of Common Stock and a wholly owned subsidiary of the Company issued a note to MTD Products Inc in the aggregate principal amount of $4,045,392. In addition, the purchase price decreased by $1,820,113 for settlement of certain price concessions and capital expenditure reimbursements. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price. The Company is guarantor of the note. The note is payable in full on November 1, 2001. The 288,960 additional shares were issued in January 2001 and are considered issued and outstanding for financial reporting purposes at October 31, 2000.

     The Company incurred an aggregate of $1,591,573 in acquisition costs associated with the acquisition. Cash in the amount of $20,000,000 was paid on the effective date of the acquisition and was financed by the Company's revolving credit facility and 1,428,571 shares of common stock were issued on the same date. The initial purchase price was calculated based on $20,000,000 cash paid at closing and 892,857 shares of Common Stock valued at $9,642,856, based on the market price at the date of the acquisition. The final purchase price was increased by $4,045,392 in cash and 824,674 shares of Common Stock valued at $4,898,563 based on the market price at October 31, 2000, the time the performance contingency was resolved, and decreased by $1,820,113 for settlement of certain price concessions and capital expenditure reimbursements, which is included in accounts receivable at October 31, 2000.

     The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The total cost of net assets acquired was $38,358,271 and consisted of assets of $52,601,553 less liabilities assumed of $14,243,282. Assets acquired, (at fair value) consisted of accounts receivable of $19,366,134, inventory of $24,196,338 pension assets of $4,465,799, fixed assets of $4,452,598 and other assets of $120,684. Liabilities assumed (at fair value) consisted of accounts payable of $11,307,031 and accrued liabilities of $2,936,251. The Company is in the process of finalizing the purchase price allocation. The final purchase price allocation is subject to refinement upon completion of a review of property, plant and equipment, intangibles, and certain accrued liabilities. In addition, under the terms of the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2001 and fiscal 2002 upon resolution of additional contingencies set forth in such Purchase Agreement. The Consolidated Statement of Operations includes the results of operations of MTDA since the date of the acquisition.

     The following are unaudited pro forma results of operations for the years ended October 31, 2000 and 1999 assuming the acquisitions of A.G. Simpson (Tennessee) Inc. had occurred on November 1, 1998 and 1999 and MTD Automotive had occurred on November 1, 1998. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated on the respective dates.

                                                                UNAUDITED PRO FORMA
                                                                    INFORMATION
                                                              YEARS ENDED OCTOBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Total revenues..............................................   $675,234      $597,160
Net income (loss)...........................................     (9,934)       20,843
Diluted earnings (loss) per common share....................       (.70)         1.59

                            SHILOH INDUSTRIES, INC.

NOTE 4 -- RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, Utica Tool & Die and Canton Tool & Die, and one of the its steel processing facilities, Valley City Steel.

     In October 2000 the Company closed Utica Tool & Die ("UTD"). During the fourth quarter ended October 31, 2000 the Company recorded a pre-tax asset impairment charge of $6,539,430 to write-down certain UTD long-lived assets to be disposed of to the Company's estimated fair value. Fair value was primarily based on appraisal values. Actual results could differ significantly from such estimates. Certain assets were transferred to other divisions of the Company (at net book value) to be used in ongoing operations and remaining impaired assets are in the process of being sold or disposed. In addition, during the fourth quarter ended October 31, 2000 the Company recorded a pre-tax restructuring charge of $1,229,932 associated with the closure of UTD. The restructuring charge consisted of lease termination costs $802,237, facility closing costs $136,000, personnel costs $48,002, and other costs $243,693. Approximately $969,897 remains as accrued exit costs at October 31, 2000.

     In October 2000 the Company committed to plans to sell Canton Tool & Die and Valley City Steel. Accordingly, the Company has classified the net assets of Canton Tool & Die and Valley City Steel as Assets Held for Sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment charge associated with these facilities and will not reflect depreciation expense against future operations. The resulting pre-tax adjustment of $26,503,505 was recorded in the fourth quarter ended October 31, 2000. The carrying values of the net assets were written down to the Company's estimates of fair value. Fair value was based on current offers to purchase these businesses, less costs to dispose. Actual results could differ significantly from such estimates. At October 31, 2000 the net assets of Canton Tool & Die and Valley City Steel have a remaining carrying amount of approximately $32,705,765. The Company intends to operate these facilities while pursuing alternatives for their sale. The Company expects to complete the sale of these facilities by the end of fiscal 2001.

     Together, these three facilities recorded net sales of $68.6 million, $81.8 million and $76.2 million and contributed net operating losses of $9.7 million, $5.2 million and $7.2 million for the years ended October 31, 2000, 1999 and 1998, respectively, net of asset impairment and restructuring charges and inter-company sales and expenses.

NOTE 5 -- ACCOUNTS RECEIVABLE

     Accounts receivable in the consolidated balance sheet are expected to be collected within one year and are net of provisions for doubtful accounts, in the amount of $1,777,611 and $1,080,641 at October 31, 2000 and 1999,
respectively.

NOTE 6 -- INVENTORIES

                                                            OCTOBER 31,    OCTOBER 31,
                                                               2000           1999
                                                            -----------    -----------
Inventories consist of the following:
  Raw materials...........................................  $33,560,741    $22,565,387
  Work-in-process.........................................   16,686,103     12,629,005
  Finished goods..........................................   17,486,713     11,449,478
                                                            -----------    -----------
          Total at average cost...........................   67,733,557     46,643,870
  LIFO reserve............................................    1,272,887        474,939
                                                            -----------    -----------
          Total...........................................  $69,006,444    $47,118,809
                                                            ===========    ===========

                            SHILOH INDUSTRIES, INC.

     Average cost inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,133,831 and $144,888 at October 31, 2000 and 1999, respectively. Of the total inventory at average cost at October 31, 2000 and 1999, $24,550,163 and $28,923,588, respectively, were valued using the LIFO method.

NOTE 7 -- OTHER ASSETS

                                                             OCTOBER 31,    OCTOBER 31,
                                                                2000           1999
                                                             -----------    -----------
Other assets consist of the following:
  Cash surrender value of life insurance...................  $        --    $3,462,978
  Long-term pension assets.................................    6,370,125     2,699,581
  Other....................................................    4,077,287     2,578,995
                                                             -----------    ----------
          Total............................................  $10,447,412    $8,741,554
                                                             ===========    ==========

     In November 2000, the life insurance policy was surrendered in the amount of its cash surrender value and is included in accounts receivable at October 31, 2000.

NOTE 8 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                          OCTOBER 31,     OCTOBER 31,
                                                              2000            1999
                                                          ------------    ------------
Land....................................................  $  8,997,317    $  9,436,412
Buildings and improvements..............................   109,977,352     103,971,677
Machinery and equipment.................................   223,257,278     193,122,689
Furniture and fixtures..................................    24,829,095      11,477,394
Construction in progress................................    33,280,465      43,041,471
                                                          ------------    ------------
          Total, at cost................................   400,341,507     361,049,643
Less: Accumulated depreciation..........................    92,026,258     (91,423,094)
                                                          ------------    ------------
Net property, plant and equipment.......................   308,315,249    $269,626,549
                                                          ============    ============

     Depreciation expense was $23,390,660, $17,838,676 and $14,861,850 for 2000,
1999 and 1998, respectively.

     During the years ended October 31, 2000, 1999 and 1998, interest expense incurred was $17,970,153, $10,019,015 and $7,535,211, respectively, of which
$2,563,154, $2,530,445 and $2,231,993 was capitalized as part of property, plant and equipment, respectively.

     The Company had commitments for capital expenditures of approximately $5.9 million at October 31, 2000.

                            SHILOH INDUSTRIES, INC.

NOTE 9 -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                          OCTOBER 31,     OCTOBER 31,
                                                              2000            1999
                                                          ------------    ------------
MTD Products Inc note -- interest at 8.62% at November
  1, 2001 (Notes 3 and 14)..............................  $  4,045,392    $         --
Chase Manhattan Bank revolving credit loan -- interest
  at 8.625% at October 31, 2000.........................   242,100,000              --
KeyBank revolving credit loan -- interest at 8.19% at
  October 31, 1999......................................            --     166,050,000
Variable rate industrial development bond,
  collateralized by letter of credit, weighted average
  interest rate at 4.52% payable on February 1, 2010....     5,400,000       5,400,000
                                                          ------------    ------------
                                                          $251,545,392    $171,450,000
                                                          ============    ============

     The weighted average interest rate was 8.26% for fiscal 2000, 8.19% for fiscal 1999 and 5.85% for fiscal 1998.

     On August 11, 2000 the Company entered into a new credit agreement with The Chase Manhattan Bank as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The Company now has a $300.0 million commitment under the credit agreement, which expires in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing the Company capitalized deferred financing costs of $1.5 million associated with the new Chase Manhattan credit agreement in the fourth quarter, which are being amortized over the term of the debt.

     Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of October 31, 2000 the factor as determined by the pricing matrix was 2.0%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

     The new credit agreement is collateralized by an interest in all of the Company's and its wholly owned domestic subsidiaries' cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property, equipment excluding fixtures and general intangibles such as patents, trademarks and copyrights.

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

                            SHILOH INDUSTRIES, INC.

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

     Total availability at October 31, 2000 under the Company's Credit Agreement and Line of Credit was $304,000,000, of which $51,100,000 was unused.

     At October 31, 2000 the scheduled maturities of all long-term debt during the next five years is as follows:

2001........................................................    $         --
2002........................................................       4,045,392
2003........................................................              --
2004........................................................              --
2005........................................................     242,100,000

NOTE 10 -- LEASES

     The Company leases certain equipment under operating leases. Rent expense under operating leases for 2000, 1999 and 1998 was $1,509,600, $1,869,524 and
$1,154,806, respectively. Future minimum lease payments under non-cancellable operating leases for the next five years are as follows at October 31, 2000:

                                                                 OPERATING
                                                                -----------
2001........................................................    $ 4,047,063
2002........................................................      3,829,520
2003........................................................      3,602,678
2004........................................................      3,465,490
2005........................................................      3,362,311

NOTE 11 -- EMPLOYEE BENEFIT PLANS

     The Company maintains pension plans covering most employees. The assets of the plans consist primarily of insurance and annuity contracts. The Company provides postretirement health care benefits to certain employees

                            SHILOH INDUSTRIES, INC.

(and their dependents) who retire early, but coverage generally continues only until age 65. Components of the plan obligations and assets, and the recorded liability at October 31, 2000 and 1999 are as follows:

                                    PENSION BENEFITS          OTHER POST RETIREMENT BENEFITS
                              ----------------------------    ------------------------------
                                  2000            1999            2000             1999
                              ------------    ------------    -------------    -------------
Benefit obligation at
  beginning of year.........  $(23,459,081)   $(11,818,613)    $(1,958,560)     $(2,476,343)
Service cost................    (2,178,985)     (1,066,042)        (77,371)        (115,162)
Interest cost...............    (2,077,961)       (856,849)       (122,516)        (159,894)
Actuarial (gain) loss.......     2,024,474          65,335         462,828          765,241
Amendments..................    (5,123,854)             --              --         (102,402)
Benefits paid...............       664,758       1,620,771         100,000          130,000
                              ------------    ------------     -----------      -----------
Benefit obligation at end of
  year......................   (30,150,649)    (12,055,398)     (1,595,619)      (1,958,560)
Fair value of plan assets at
  beginning.................    26,505,557      10,306,864              --               --
Actual return on plan
  assets....................    (1,019,693)        515,727              --               --
Employer contribution.......       848,282       1,434,255              --               --
Benefits paid...............      (664,758)     (1,620,771)             --               --
Fair value of plan assets at
  end of year...............    25,669,388      10,636,075              --               --
                              ------------    ------------     -----------      -----------
Funded status...............    (4,481,261)     (1,419,323)     (1,595,619)      (1,958,560)
Unrecognized:
  Transition
     obligation/(asset).....       641,300         728,124         348,620          375,230
  Prior service cost........     5,543,673         869,982          96,011          102,402
  Net loss/(gain)...........     2,099,540         744,006        (320,723)         129,808
                              ------------    ------------     -----------      -----------
  Prepaid (accrued) benefit
     cost before adjustment
     for minimum
     liability..............     3,803,252         922,789      (1,471,711)      (1,351,120)
  Adjustment to recognize
     minimum liability......    (2,683,753)     (1,010,129)             --               --
                              ------------    ------------     -----------      -----------
  Prepaid (accrued) benefit
     cost...................  $  1,119,499    $    (87,340)    $(1,471,711)     $(1,351,120)
                              ============    ============     ===========      ===========

     The components of net periodic benefit cost for the years ended October 31 are as follows:

                                                                   OTHER POST RETIREMENT
                                           PENSION BENEFITS               BENEFITS
                                       ------------------------    ----------------------
                                          2000          1999         2000         1999
                                       ----------    ----------    ---------    ---------
Service cost.........................  $2,178,985    $1,066,042    $ 77,371     $115,162
Interest cost........................   2,077,961       856,849     122,516      159,894
Expected return on plan assets.......  (2,360,315)     (824,549)         --           --
Net amortization and deferrals.......     536,987       143,412      20,704       55,245
                                       ----------    ----------    --------     --------
Net periodic benefit cost............  $2,433,618    $1,241,754    $220,591     $330,301
                                       ==========    ==========    ========     ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $13,044,446, $12,711,612, and $9,921,040 respectively as of October 31, 2000 and $3,113,087, $3,113,087, and $2,617,138
respectively as of October 31, 1999.

                            SHILOH INDUSTRIES, INC.

     Actuarial assumptions used in the calculation of the recorded liabilities are as follows:

     WEIGHTED-AVERAGE ASSUMPTIONS AS OF OCTOBER 31        2000    1999    2000    1999
     ---------------------------------------------        ----    ----    ----    ----
Discount rate...........................................  8.00%   7.75%   8.00%   7.75%
Expected return on plan assets..........................  9.50%   8.00%     --      --
Rate of compensation increase...........................  4.50%   4.50%     --      --
Projected healthcare cost trend rate....................    --      --    7.00%   7.00%

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point charge in assumed healthcare cost trend rates would have the following effects at October 31, 2000:

                                                          ONE-PERCENTAGE    ONE-PERCENTAGE
                                                          POINT INCREASE    POINT DECREASE
                                                          --------------    --------------
Effect on total of service and interest cost
  components............................................    $  256,878        $  155,334
Effect on post retirement obligation....................    $1,964,207        $1,300,429

     In addition to the defined benefit plans described above, the Company recorded expense of $1,420,529, $1,473,566 and $1,440,520 during fiscal 2000,
1999 and 1998, respectively, for its defined contribution plans.

     During 1997, the Company initiated a Supplemental Executive Retirement Plan ("SERP") for key employees of the Company. The Company has agreed to pay each covered employee a certain sum annually for ten (10) years upon retirement or, in the event of death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by discharge for cause). Compensation expense relating to this plan was $283,933, $285,593 and $216,028 in fiscal 2000, 1999 and 1998, respectively. The benefits accrued under this plan were $1,053,705 at October 31, 2000.

NOTE 12 -- STOCK AND BONUS PLANS

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

                            SHILOH INDUSTRIES, INC.

     Only non-qualified stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. Options granted in 1998, 1999 and 2000 are exercisable over five years. A summary of option activity under the plan follows:

                                                            NUMBER OF         WEIGHTED
                                                           SHARES UNDER    AVERAGE OPTION
                                                              OPTION           PRICE
                                                           ------------    --------------
Outstanding at October 31, 1997..........................     221,800         $ 14.91
  Granted................................................     138,500         $18.625
  Exercised..............................................     (41,800)        $ 12.72
  Canceled...............................................      (4,000)        $18.625
                                                             --------
Outstanding at October 31, 1998..........................     314,500         $ 16.78
  Granted................................................     243,500         $13.327
  Exercised..............................................          --         $    --
  Canceled...............................................     (29,400)        $ 15.91
                                                             --------
Outstanding at October 31, 1999..........................     528,600         $15.305
  Granted................................................     221,800         $  9.50
  Exercised..............................................          --         $    --
  Canceled...............................................    (325,000)        $ 15.03
                                                             --------
Outstanding at October 31, 2000..........................     425,400         $ 12.41
                                                             ========

     Exercise prices for options outstanding as of October 31, 2000 ranged from $9.50 to $18.625, with 81% of options outstanding having exercise prices in the range of $9.50 to $13.50 per share.

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

     SFAS 123 requires pro forma information on net income and earnings per share as if the fair value method for valuing stocks options, as prescribed by SFAS 123, had been applied. The Company's pro forma information follows:

                                                                2000       1999
                                                              --------    -------
Net income (loss)...........................................  ($13,214)   $14,384
Earnings per share:
  Basic.....................................................  $   (.92)   $  1.10
  Diluted...................................................  $   (.92)   $  1.10

     The fair value of these options was estimated at the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for 2000 and 1999:

                                                              2000     2001
                                                              -----    -----
Risk-free interest..........................................   6.00%    6.10%
Dividend yield..............................................   0.00%    0.00%
Volatility factor -- market.................................  30.10%   26.00%
Expected life of options -- years...........................    4.0      4.0

                            SHILOH INDUSTRIES, INC.

  EXECUTIVE INCENTIVE BONUS PLAN

     In 1996, the Company replaced the Executive Bonus Plan with the Short-Term Incentive Plan (the "Bonus Plan") which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate annual bonus pool (the "Aggregate Amount") equal to 5% of the Company's operating earnings. Incentives up to the Aggregate Amount may be paid to the individual participants, in the case of the Chief Executive Officer, by the Board of Directors upon recommendation by the Compensation Committee and the Board of Directors. In determining the individual incentives, in the case of the Chief Executive Officer, 75% of the incentive depends upon meeting the corporate goal for return on equity and 25% of the incentive depends upon meeting specific, project-oriented goals. These goals are established by the Board of Directors. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goal for return on equity and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the goal for operating return on assets established by the Chief Executive Officer and 50% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2000, 1999 and 1998, amounts of $310,249, $383,000 and $1,089,000, respectively, were paid under the existing bonus plan for that fiscal year.

NOTE 13 -- INCOME TAXES

     The components of the provision for income taxes (benefits) on income from continuing operations were as follows:

                                                        YEAR ENDED OCTOBER 31,
                                               ----------------------------------------
                                                   2000           1999          1998
                                               ------------    ----------    ----------
Current:
  Federal....................................  $  2,008,089    $1,522,303    $4,377,388
  State and local............................       580,433       385,716       959,841
  Foreign....................................        37,991            --            --
                                               ------------    ----------    ----------
                                                  2,626,513     1,908,019     5,337,229
Deferred
  Total......................................   (11,117,254)    7,455,296     4,335,709
                                               ------------    ----------    ----------
                                               $ (8,490,741)   $9,363,315    $9,672,938
                                               ============    ==========    ==========

                            SHILOH INDUSTRIES, INC.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

                                                          OCTOBER 31,     OCTOBER 31,
                                                              2000            1999
                                                          ------------    ------------
Deferred tax assets:
  Bad debt reserves.....................................  $    376,874    $    398,355
  Inventory reserves....................................       364,421         343,244
  State income and franchise taxes......................     2,864,823       1,288,754
  Accrued group insurance...............................       322,018         262,142
  AMT carryforwards.....................................     1,938,398       1,764,389
  Accrued vacation reserves.............................       773,442         565,100
  Capital loss carryforwards............................     4,912,050       4,912,050
  Post retirement benefits..............................       563,922         460,816
  Pension obligations...................................       430,173         157,797
  Other reserves........................................       350,599         293,001
  Restructuring and asset impairment charge.............    10,123,946              --
  Goodwill amortization.................................       827,799              --
                                                          ------------    ------------
                                                            23,848,465      10,445,648
Less: Valuation allowance...............................    (4,912,050)     (4,912,050)
                                                          ------------    ------------
  Total deferred tax assets.............................    18,936,415       5,533,598
Deferred tax liabilities:
  Fixed assets..........................................   (25,727,813)    (23,196,560)
  Joint venture investment..............................    (2,399,905)     (2,161,246)
  Goodwill..............................................            --        (495,296)
  Other.................................................      (200,858)       (408,275)
                                                          ------------    ------------
Net deferred tax liability..............................  $ (9,392,161)   $(20,727,779)
                                                          ============    ============

     The valuation allowance relates to capital loss carryforwards which are not expected to be utilized.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Federal income tax at statutory rate........................  34.0%    34.0%    35.0%
State and local income taxes................................   4.4      2.0      3.2
SFAS 109 rate differential..................................   1.3      0.8       --
FSC benefit.................................................   1.3       --       --
Other.......................................................  (0.7)     1.1      0.2
                                                              ----     ----     ----
Effective income tax rate...................................  40.3%    37.9%    38.4%
                                                              ====     ====     ====

     At October 31, 2000, the Company had available a capital loss carryforward of approximately, $12,791,797 expiring in 2001, if not utilized. The capital loss was incurred on the sale of Shafer Valve and a full valuation allowance has been provided.

                            SHILOH INDUSTRIES, INC.

NOTE 14 -- RELATED PARTY TRANSACTIONS

     The Company had sales to MTD Products Inc of $18,410,324, $10,943,440 and $6,564,094 for the years 2000, 1999 and 1998, respectively. At October 31, 2000 and 1999, the Company had accounts receivable balances of $4,851,202 and $1,982,032 respectively, due from this shareholder. At October 31, 2000, the Company had accounts payable balances of $3,282,747 due to this shareholder. A wholly owned subsidiary of the Company issued a note to MTD Products Inc in the principal amount of $4,045,392. This note is due in full on November 1, 2001. Interest on such note is at a rate of 8.620% per annum. The Company is guarantor of the note. For information regarding the related party acquisition of MTD Automotive see "Note 3 -- Acquisitions."

NOTE 15 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                           FIRST       SECOND      THIRD       FOURTH
            OCTOBER 31, 2000              QUARTER     QUARTER     QUARTER     QUARTER
            ----------------              --------    --------    --------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................  $140,827    $165,666    $154,100    $170,168
Gross Profit............................    20,220      25,572      21,605      15,306
Operating Income (Loss).................     8,647      11,930       9,264     (37,110)
Net Income (Loss).......................     4,140       5,541       3,454     (25,690)
Net Income (Loss) per Share
  (Basic/Diluted).......................       .30         .39         .24       (1.74)
                                          --------    --------    --------    --------
Weighted Average Number of Shares
  Basic.................................    13,973      14,036      14,352      14,798
  Diluted...............................    13,976      14,056      14,352      14,798

     In the fourth quarter, the Company recorded restructuring costs of $1,229,932, and asset impairment charges of $33,042,935. In addition, net income (loss) per share and weighted average number of shares have been revised from the information previously reported by the Company to reflect resolution of the contingencies described in Note 2. -- "Earnings Per Share."

            OCTOBER 31, 1999
            ----------------
Revenues................................  $ 81,601    $ 89,565    $ 83,869    $ 99,185
Gross Profit............................    12,397      16,281      15,148      19,129
Operating Income........................     4,683       8,192       8,428      10,210
Net Income..............................     2,031       4,014       4,133       5,133
Net Income per Share (Basic/Diluted)....       .16         .31         .32         .39
                                          --------    --------    --------    --------
Weighted Average Number of Shares
  Basic.................................    13,081      13,081      13,081      13,081
  Diluted...............................    13,093      13,085      13,086      13,085

            OCTOBER 31, 1998
            ----------------
Revenues................................  $ 73,930    $ 82,038    $ 64,368    $ 79,015
Gross Profit............................    15,028      17,158      12,139      12,526
Operating Income........................     8,891      10,373       5,657       5,097
Net Income..............................     4,925       5,838       2,984       1,794
Net Income per Share (Basic/Diluted)....       .38         .45         .23         .14
                                          --------    --------    --------    --------
Weighted Average Number of Shares
  Basic.................................    13,039      13,045      13,078      13,081
  Diluted...............................    13,088      13,120      13,126      13,098

                            SHILOH INDUSTRIES, INC.

NOTE 16 -- COMMITMENTS AND CONTINGENT LIABILITIES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information required by Item 401 of Regulation S-K regarding the executive officers of the Company is included as Item 4A of
Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers" and under the heading "Election of Directors -- Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading "Election of Directors -- Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K on Item 8.

    1.     Financial Statements.

           Report of Independent Accountants

           Consolidated Balance Sheets at October 31, 2000 and 1999.

           Consolidated Statement of Income for the three years ended
           October 31, 2000.

           Consolidated Statements of Cash Flows for the three years ended October 31, 2000.

           Consolidated Statement of Stockholders' Equity for the three years ended October 31, 2000.

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

                                  SCHEDULE II

                            SHILOH INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                          ADDITIONS
                                            BALANCE AT    CHARGED TO                  BALANCE AT
                                            BEGINNING     COSTS AND                      END
               DESCRIPTION                  OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
               -----------                  ----------    ----------    ----------    ----------
Valuation account for accounts receivable
  Year ended October 31, 2000.............  $1,080,641    $2,013,499    $1,316,529(1) $1,777,611
  Year ended October 31, 1999.............     919,704       189,793        28,856     1,080,641
  Year ended October 31, 1998.............     849,554       106,549        36,399       919,704
Reserve for excess, slow moving and
  potentially obsolete material
  Year ended October 31, 2000.............  $  144,888    $2,018,943    $   30,000    $2,133,831
  Year ended October 31, 1999.............     664,140        94,888       614,140       144,888
  Year ended October 31, 1998.............     137,938       589,140        62,938       664,140
Valuation allowance for deferred tax
  assets
  Year ended October 31, 2000.............  $4,912,050    $       --    $       --    $4,912,050
  Year ended October 31, 1999.............   4,912,050            --            --     4,912,050
  Year ended October 31, 1998.............   4,912,050            --            --     4,912,050

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
---------------

(1) Approximately $1.1 million reflects the bad debt write-off relating to one customer.

3. EXHIBITS

    2.1        Asset Purchase Agreement, dated June 21, 1999, among the
               Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Appendix A of the Company's Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 3, 1999.
    2.2        First Amendment to Asset Purchase Agreement, dated August
               31, 1999, among the Company, Shiloh Automotive, Inc. and MTD
               Products Inc. is incorporated herein by reference to Exhibit
               2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No.
               0-21964).
    2.3        Second Amendment to Asset Purchase Agreement, dated January
               22, 2001, by and among the Company, Shiloh Automotive, Inc.
               and MTD Products Inc.
    2.4 Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products
               Inc is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1999
               (Commission File No. 0-21964).
    2.5 Asset Purchase Agreement, dated July 18, 2000 by and between the Company and A.G. Simpson (Tennessee) Inc. is incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended July, 31, 2000 (Commission File No. 0-21964).
    3.1 (i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).
        (ii)   By-Laws of the Company are incorporated herein reference to
               Exhibit 3.1 (ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File
               No. 0-21964).
    4.1 Specimen certificate for the Common Stock, par value $.01 per share, of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995
               (Commission File No. 0-21964).
    4.2 Stockholders Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).
    4.3 Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit
               4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No.
               0-21964).
    4.4        First Amendment to Stockholders Agreement, dated March 11,
               1994, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995
               (Commission File No. 0-21964).
   10.1        Loan Agreement, dated February 1, 1995, by and between
               Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).
   10.2        Operating Agreement for Shiloh of Michigan, L.L.C., dated
               January 2, 1996, by and among Shiloh of Michigan, L.L.C.,
               Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly
               Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).
   10.3        Master Unsecured Demand Promissory Note of Shiloh
               Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to
               Exhibit 10.7 of the Company's Annual Report of Form 10-K for the fiscal year ended October 31, 1995 (Commission File No.
               0.21964).

  *10.4 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A the Company's Proxy
               Statement on Schedule 14A for the fiscal year ended October
               31, 1997 (Commission File No. 0-21964).
  *10.5 Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995
               (Commission File No. 0-21964).
  *10.6 Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21964).
  *10.7        Option Agreement, dated May 28, 1993, by and between the
               Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995
               (Commission File No. 0-21964).
   10.8        Master Unsecured Demand Promissory Note of Shiloh
               Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
               10-Q/A for the fiscal quarter ended January 1, 1997
               (Commission File No. 0-21964).
  *10.9 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North
               Carolina and Robert L. Grissinger is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997
               (Commission File No. 0-21964).
   10.10       Credit Agreement, dated August 11, 2000 by and among the
               Company, the lenders a party thereto, The Chase Manhattan
               Bank as Administrative Agent and Collateral Agent, KeyBank
               National Association as Syndication Agent and Bank One
               Michigan as Documentation Agent is incorporated herein by reference to Exhibit 10-1 of the Company's quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000
               (Commission File No. 0-21964).
   10.11 Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD
               Products Inc is incorporated herein by reference to Exhibit
               10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No.
               0-21964).
   10.12       $4,045,392 Cognivit Note of Shiloh Automotive, Inc. to MTD
               Products Inc, dated as of January 22, 2001.
   21.1        Subsidiaries of the Company.
   23.1        Consent of PricewaterhouseCoopers LLP.
   24.1        Powers of Attorney.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2000.
---------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SHILOH INDUSTRIES, INC.

Date: January 29, 2001                                     By: /s/ JOHN F. FALCON
                                                --------------------------------------------
                                                              John F. Falcon,
                                                   President and Chief Executive Officer

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

                   SIGNATURE                                    TITLE                        DATE
                   ---------                                    -----                        ----

               /s/ JOHN F. FALCON                   President and Chief Executive      January 29, 2001
------------------------------------------------   Officer and Director (Principal
                 John F. Falcon                          Executive Officer)

                       *                            Treasurer and Chief Financial      January 29, 2001
------------------------------------------------  Officer (Principal Accounting and
                 Craig A. Stacy                     Principal Financial Officer)

                       *                                Chairman and Director          January 29, 2001
------------------------------------------------
                 Curtis E. Moll

                       *                                      Director                 January 29, 2001
------------------------------------------------
              Maynard H. Murch IV

                       *                                      Director                 January 29, 2001
------------------------------------------------
                Ronald C. Houser

                       *                                      Director                 January 29, 2001
------------------------------------------------
                David J. Hessler

                       *                                      Director                 January 29, 2001
------------------------------------------------
                James A. Karman

                       *                                      Director                 January 29, 2001
------------------------------------------------
              Theodore K. Zampetis

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                          By:        /s/ JOHN F. FALCON

                                            ------------------------------------
                                              John F. Falcon, Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                        EXHIBIT DESCRIPTION
-----------                        -------------------
    2.1        Asset Purchase Agreement, dated June 21, 1999, among the
               Company, Shiloh Automotive, Inc. and MTD Products Inc is
               incorporated herein by reference to Appendix A of the
               Company's Proxy Statement on Schedule 14A as filed with the
               Securities and Exchange Commission on August 3, 1999.

    2.3        First Amendment to Asset Purchase Agreement, dated August
               31, 1999, among the Company, Shiloh Automotive, Inc. and MTD
               Products Inc is incorporated herein by reference to Exhibit
               2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No.
               0-21964).

    2.3        Second Amendment to Asset Purchase Agreement, dated as of
               January 22, 2001, by and among the Company, Shiloh
               Automotive, Inc. and MTD Products Inc.

    2.4 Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products
               Inc is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1999
               (Commission File No. 0-21964).

    2.5 Asset Purchase Agreement, dated July 18, 2000 by and between the Company and A.G. Simpson (Tennessee) Inc. is incorporated herein by reference to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended July, 31, 2000 (Commission File No. 0-21964).

    3.1 (i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 (i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

        (ii)   By-Laws of the Company are incorporated herein reference to
               Exhibit 3.1 (ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File
               No. 0-21964).

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

EXHIBIT NO.                        EXHIBIT DESCRIPTION
-----------                        -------------------
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

  *10.9 Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North
               Carolina and Robert L. Grissinger is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997
               (Commission File No. 0-21964).

   10.10       Credit Agreement, dated August 11, 2000 by and among the
               Company, the lenders a party thereto, The Chase Manhattan
               Bank as Administrative Agent and Collateral Agent, KeyBank
               National Association as Syndication Agent and Bank One
               Michigan as Documentation Agent is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000
               (Commission File No. 0-21964).

   10.11 Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD
               Products Inc. is incorporated herein by reference to Exhibit
               10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No.
               0-21964).

   10.12       $4,045,392 Cognivit Note of Shiloh Automotive, Inc. to MTD
               Products Inc, dated as of January 22, 2001.

   21.1        Subsidiaries of the Company.

   23.1        Consent of PricewaterhouseCoopers LLP.

   24.1        Powers of Attorney.