Form 10-Q
period 2001-01-31
SHILOH INDUSTRIES INC
filed 2001-03-19
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended January 31, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                   to
                                ----------------    ----------------
Commission file number 0-21964
                       -------


                             SHILOH INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     51-0347683
------------------------------             ------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              Suite 202, 103 Foulk Road, Wilmington, Delaware 19803
              -----------------------------------------------------
              (Address of principal executive offices - zip code)


                                 (302) 998-0592
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Number of shares of Common Stock outstanding as of March 14, 2001 was 14,798,094 shares.

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

                                      INDEX
                                      -----



                                                                           Page
                                                                           ----


        PART I. FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets

             Condensed Consolidated Statements of Operations

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk


        PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                             SHILOH INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 (Unaudited)
                                                 January 31,       October 31,
                                                    2001              2000
                                                 ------------      -----------

ASSETS
------

Cash and cash equivalents                        $    265,417      $  1,172,597
Accounts receivable, net                          121,373,075       127,572,671
Income tax receivable                                     ---         1,339,913
Inventories, net                                   84,558,360        69,006,444
Net assets held for sale                           32,705,765        32,705,765
Deferred income taxes                              13,491,641        13,491,640
Prepaid expenses                                    5,902,362         5,039,467
                                                 ------------      ------------
    Total current assets                          258,296,620       250,328,497
                                                 ------------      ------------

Property, plant and equipment, net                313,165,021       308,315,249
Goodwill, net                                       3,782,224         3,793,616
Other assets                                       10,786,654        10,447,412
                                                 ------------      ------------
    Total assets                                 $586,030,519      $572,884,774
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                 $ 94,489,732      $ 89,615,428
Short-term debt                                     4,045,392           ---
Accrued income taxes                                2,006,462           ---
Advanced billings                                      82,948           580,758
Other accrued expenses                             14,190,882        21,375,324
                                                 ------------      ------------
    Total current liabilities                     114,815,416       111,571,510
                                                 ------------      ------------

Long-term debt                                    260,400,000       251,545,392
Deferred income taxes                              22,883,804        22,883,801
Long-term pension benefit liabilities               6,270,575         6,296,336
Other liabilities                                     840,963           814,568
                                                 ------------      ------------
    Total liabilities                             405,210,758       393,111,607
                                                 ------------      ------------

Stockholders' equity
Common stock                                          147,984           147,980
Paid-in capital                                    53,924,045        53,924,048
Retained earnings                                 127,089,275       126,042,682
Other comprehensive income (loss)                    (341,543)         (341,543)
                                                 ------------      ------------
    Total stockholders' equity                    180,819,761       179,773,167
                                                 ------------      ------------
    Total liabilities and stockholders' equity   $586,030,519      $572,884,774
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three months ended January 31,
                                                  ------------------------------
                                                      2001              2000
                                                      ----              ----

Revenues                                          $166,242,039      $140,827,382
Cost of sales                                      146,581,393       120,607,211
                                                  ------------      ------------
Gross Profit                                        19,660,646        20,220,171

Selling, general and administrative expenses        12,792,225        11,572,928
                                                  ------------      ------------
Operating income                                     6,868,421         8,647,243

Interest expense                                     5,614,381         3,478,283
Interest income                                         25,865            38,204
Other income (expense), net                            282,174         1,470,450
                                                  ------------      ------------
Income before income taxes                           1,562,079         6,677,614

Provision for income taxes                             515,486         2,537,494
                                                  ------------      ------------

Net income                                        $  1,046,593      $  4,140,120
                                                  ============      ============

Basic earnings per share:
    Net income                                    $        .07      $        .30
                                                  ============      ============

   Weighted average number of common shares         14,798,094        13,973,420
                                                  ============      ============

Diluted earnings per share:
    Net income                                    $        .07      $        .30
                                                  ============      ============

    Weighted average number of common shares        14,818,292        13,975,619
                                                  ============      ============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months ended January 31,
                                                  ------------------------------
                                                       2001            2000
                                                       ----            ----

Cash Flows From Operating Activities:
  Net income                                       $  1,046,593    $  4,140,120
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   6,173,653       5,360,947
      (Gain) on sale of assets                               --      (1,526,258)
      Changes in operating assets and
        liabilities, net of working capital
        changes resulting from acquisitions:
          Accounts receivable                           (99,176)       (576,368)
          Inventories                               (15,551,916)    (12,861,258)
          Prepaids and other assets                  (1,232,288)        381,102
          Payables and other liabilities             (2,844,278)     35,336,659
          Accrued income taxes                        3,346,375       2,554,730
                                                   ------------    ------------
  Net cash provided by (used in) operating
    activities                                       (9,161,037)     32,809,674
                                                   ------------    ------------

Cash Flows From Investing Activities:
    Capital expenditures                            (10,944,915)    (18,347,069)
    Proceeds from sale of assets                             --       1,714,000
    Acquisitions, net of cash                         6,298,772     (21,483,810)
                                                   ------------    ------------
  Net cash used in investing activities              (4,646,143)    (38,116,879)
                                                   ------------    ------------

Cash Flows From Financing Activities:
    Proceeds from short-term borrowings                      --              --
    Proceeds from long-term borrowings               89,200,000      42,500,000
    Repayments of long-term borrowings              (76,300,000)    (38,550,000)
                                                   ------------    ------------

  Net cash provided by financing activities          12,900,000       3,950,000
                                                   ------------    ------------

Net decrease in cash and cash equivalents              (907,180)     (1,357,205)


Cash and cash equivalents at beginning of period      1,172,597       1,575,804
                                                   ------------    ------------

Cash and cash equivalents at end of period         $    265,417    $    218,599
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

                             SHILOH INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - Basis of Presentation and Business
-------------------------------------------

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report to Stockholders.

Revenues and operating results for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - Acquisitions:
----------------------

On August 29, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of A.G. Simpson (Tennessee) Inc. for approximately $49,222,546 consisting of $47,932,625 in cash and $1,289,921 in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the purchase agreement in which $4,478,659 was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31,2000. The acquisition was accounted for using the purchase method of accounting. A.G. Simpson (Tennessee) Inc.'s assets and liabilities were recorded at their fair values as of the date of the acquisition. The final purchase price allocation was subject to completion of a review of property, plant and equipment, intangibles, and certain accrued liabilities, which occurred during the first quarter of fiscal 2001. As a result, the purchase price reflects adjustments to the following allocations: the total cost of net assets acquired was $44,743,887 and consisted of assets of $56,106,298 less liabilities assumed of $11,362,411. Assets acquired (at fair value) consisted primarily of accounts receivable of $12,396,976, inventories of $2,096,765, costs in excess of billings on uncompleted contracts of $3,176,462, prepaid expenses of $17,574, and fixed assets of 38,418,521. Liabilities assumed (at fair value) consisted primarily of accounts payable of $9,797,349 and accrued liabilities of $1,565,062. The Condensed Consolidated Statement of Operations includes the results of operations of A.G. Simpson (Tennessee) Inc. since the date of the acquisition. Pro forma revenues of $152,805,040 and net income of $2,038,430 would have resulted for the quarter ended January 31, 2000, had the acquisition occurred on November 1, 1999.

On November 1, 1999, the Company acquired MTD Automotive ("MTDA"), the automotive division of MTD Products Inc, a significant stockholder of the Company. The acquisition was accounted for using the purchase method of accounting.

Pursuant to the terms of the purchase agreement, the Company acquired substantially all of the assets of MTDA for aggregate consideration of approximately of $20,000,000 in cash and 1,428,571 shares of Common Stock of the Company price of $14.00 per share. Of the original 1,428,571 shares of common stock issued, 535,714 shares were considered contingent consideration for the first three quarters of fiscal 2000 and did not enter into the purchase price allocation until the fourth quarter of fiscal 2000, when the contingency was resolved. The aggregate consideration was subsequently increased in that the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and the Company issued an additional 288,960 shares of Common Stock and a wholly owned subsidiary of the Company issued a note to MTD Products Inc in the aggregate principal amount of $4,045,392. The Company is guarantor of the note. In addition, the purchase price decreased by $1,820,113 for settlement of certain price concessions and capital expenditure reimbursements. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price. The note is payable in full on November 1, 2001. The 288,960 additional shares were issued in January 2001 and are considered issued and outstanding for financial reporting purposes at October 31, 2000.

The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The purchase price allocation was subject to completion upon review of property, plant and equipment, intangibles and certain accrued liabilities, which occurred during the first quarter of fiscal 2001. As a result, the purchase price reflects adjustments to the following allocations: the total cost of net assets acquired was $38,358,271 and consisted of assets of $51,897,879 less liabilities assumed of $13,539,608. Assets acquired, (at fair value) consisted of accounts receivable of $19,366,138, inventory of $23,812,048 pension assets of $4,465,799, fixed assets of $4,133,210 and other assets of $120,684. Liabilities assumed (at fair value) consisted of accounts payable of $10,603,357 and accrued liabilities of $2,936,251. In addition, under the terms of the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2001 and fiscal 2002 upon resolution of additional contingencies set forth in such Purchase Agreement. The Condensed Consolidated Statement of Operations includes the results of operations of MTDA since the date of the acquisition.

NOTE 3 - Inventories:
---------------------
Inventories consist of the following:


                                                January 31,         October 31,
                                                   2001                2000
                                                -----------         ------------

Raw materials                                   $ 40,610,566        $ 33,560,741
Work-in-process                                   24,491,387          16,686,103
Finished goods                                    17,519,485          17,486,713
  Total at average cost                         ------------        ------------
                                                  82,621,438          67,733,557
LIFO reserve                                       1,936,922           1,272,887
  Total                                         ------------        ------------
                                                $ 84,558,360        $ 69,006,444
                                                ============        ============


During the three months ended January 31, 2001, the liquidation of certain LIFO layers decreased costs of goods sold by $664,035. The inventories in these LIFO layers were acquired at lower costs in prior years and are not expected to be replaced by the end of the Company's fiscal year.

NOTE 4 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:



                                              January 31,         January 31,
                                                 2001                2000
                                              -----------         -----------

Land                                            8,996,773           8,997,317
Buildings and improvements                    108,747,965         109,977,352
Machinery and equipment                       236,312,006         223,257,278
Furniture and fixtures                         25,844,302          24,829,095
Construction in progress                       31,385,373          33,280,465
                                             ------------        ------------
  Total, at cost                              411,286,419         400,341,507
Less: Accumulated depreciation                (98,121,398)        (92,026,258)
                                             ------------        ------------
Net property, plant and equipment            $313,165,021        $308,315,249
                                             ============        ============


NOTE 5 - Financing Arrangements:
--------------------------------

                                                 January 31,       October 31,
                                                    2001              2000
                                                 -----------       -----------


Short-term debt consists of the following:

MTD Products Inc note--interest at 8.62%
payable on November 1, 2001                     $   4,045,392     $     ---
                                                =============     =============

Long-term debt consists of the following:

MTD Products Inc note--interest at 8.62%
payable on November 1, 2001                     $      ---        $   4,045,392


Revolving credit loan - interest at 7.75% at
January 31, 2001                                   255,000,000      242,100,000

Variable rate industrial development bond,
collateralized by letter of credit, weighted
average interest rate at 3.80% payable on
February 1, 2010                                     5,400,000        5,400,000
                                                 -------------    -------------
Total                                            $ 260,400,000    $ 251,545,392
                                                 =============    =============


On August 11, 2000 the Company entered into a new credit agreement with The Chase Manhattan Bank as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The Company now has a $300.0 million commitment under the credit agreement, which expires in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing the Company capitalized deferred financing costs of $1.5 million associated with the new Chase Manhattan credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of January 31, 2001, the factor as determined by the pricing matrix was 2.0%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

As of March 16, 2001, the Company obtained a waiver under its revolving line of credit for the quarter ended January 31, 2001, relating to certain requirements to maintain minimum interest coverage. As a result, the Company is in compliance with this and other covenants under the new credit agreement.

In January 2001, a wholly owned subsidiary of the Company issued a note to MTD Products Inc in the aggregate principal amount of $4,045,392. The Company is guarantor of the note. The note is payable in full on November 1, 2001.

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

Total availability at January 31, 2001 under the Company's new credit agreement and line of credit was $304.0 million, of which $43.6 million was unused.


NOTE 6 - Other Information:
---------------------------

During the first quarter ended January 31, 2001 and 2000, cash payments for interest amounted to $6.1 million and $4.1 million, respectively, while cash payments for income taxes, net of refunds, were $3.2 million during the first quarter of fiscal 2001. No cash payments for income taxes were made during the first quarter of fiscal 2000. The provision for income taxes was $.5 million for the first three months of fiscal 2001 compared with $2.5 million for the comparable period in fiscal 2000, representing effective tax rates of 33.0% and 38.0%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,200,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first quarter of fiscal 2001, 292,500 stock options were granted but no options were exercised during the quarter.

Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company's stock option plan by adjusting the denominator using the treasury stock method.

     The outstanding stock options under the Company's Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income.

                                              THREE MONTHS ENDED JANUARY 31,

                                                   2001            2000
                                                   ----            ----

Net income ................................... $ 1,046,593     $ 4,140,120
                                               ===========     ===========
Basic weighted average shares.................  14,798,094      13,973,420
Effect of dilutive securities:
    Stock options.............................      20,198           2,199
                                               -----------     -----------
Diluted weighted average shares...............  14,818,292      13,975,619
                                               ===========     ===========
Basic earnings per share...................... $       .07     $       .30
                                               ===========     ===========
Diluted earnings per share.................... $       .07     $       .30
                                               ===========     ===========

     The 535,714 contingently returnable shares of Common Stock of the Company and the 288,960 additional shares of Common Stock of the Company associated with the MTDA acquisition were not included in quarterly weighted average shares when the Company published its quarterly reports on Form 10-Q during fiscal 2000 because the earn-out contingency had not been resolved as of such time. Since the contingency was resolved at the end of fiscal 2000, such shares are included in basic and diluted weighted average shares from the beginning of the quarter in which they were earned for the twelve months ended October 31, 2000.

In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H Design Company, d.b.a. C&H Die Technology, d.b.a. Utica Tool and Die ("C&H") and Canton Tool & Die, a part of the operations of Greenfield Die & Manufacturing Corp., and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other subsidiaries of the Company. The Company currently intends to sell the assets of Canton Tool & Die, the assets of the steel processing facility of Valley City Steel and the remaining assets of C&H that were not transferred. The Company anticipates these sales will be completed in fiscal 2001. During the three months ended January 31, 2001 the Company utilized $458,227 of restructuring reserves established during fiscal 2000 associated with the closure of C&H. Remaining restructuring reserves total $511,670 and primarily relate to remaining lease obligation costs.

The Company maintains a customer/vendor relationship with LTV Steel Company ("LTV"). On December 29, 2000, LTV filed for protection under Chapter 11 of the bankruptcy courts' law. The Company continues to maintain a customer/vendor relationship with LTV since its filing. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material adverse effect on the Company's business, financial condition or results of operations.

Effective November 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). The adoption of SFAS 133 had no impact on the Company's financial position or results of operations.

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

On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. The aggregate consideration for the acquisition of MTD Automotive consisted of $20.0 million in cash and the issuance of 1,428,531 shares of Common Stock of the Company to MTD Products Inc, of which 535,714 were contingently returnable at November 1, 1999. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and the Company issued MTD Products Inc an additional 288,960 shares of Common Stock of the Company and the Company's wholly owned subsidiary issued a note payable in full on November 1, 2001, in the aggregate principal amount of $4.0 million. The Company is guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price. Also in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2001 and fiscal 2002 upon resolution of certain contingencies set forth in the Purchase Agreement.

In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H Design Company, d.b.a. C&H Die Technology, d.b.a. Utica Tool and Die ("C&H") and Canton Tool & Die, a part of the operations of Greenfield Die & Manufacturing Corp., and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other subsidiaries of the Company. The Company currently intends to sell the assets of Canton Tool & Die, the assets of the steel processing facility of Valley City Steel and the remaining assets of C&H that were not transferred. The Company anticipates these sales will be completed in fiscal 2001.

On August 29, 2000, the Company acquired substantially all the assets of AG. Simpson (Tennessee), Inc., d.b.a. Dickson Manufacturing for approximately $49.2 million, including approximately $1.2 million in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the Purchase Agreement in which approximately $4.5 million was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000.

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

A significant portion of the Company's steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or process that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers' needs, the Company estimates that of total tons used or processed in its operations, approximately 75.9% in 2000, 85.6% in 1999, and 87.4% in 1998, were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 16.5% in 2000, 27.6% in 1999 and 29.7% in 1998. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company's stamping operations generally use more directly owned steel than its other operations.

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

The Company's results of operations have been adversely affected by a large number of facility expansions and start-up operations in recent periods, such as Shiloh de Mexico S.A. de C.V. ("Shiloh of Mexico") and Ohio Welded Blank, an expansion facility of Medina Blanking, Inc. ("OWB"). Operations at expanded and new facilities are typically less efficient than established operations due to the implementation of new production processes. In addition, the Company depends on customers to implement their purchase programs in a timely manner, which affects the Company's ability to achieve satisfactory plant utilization rates. When the customers fail to implement their programs in a timely manner, the Company's results are negatively impacted. In the Company's experience, operations at expanded or new facilities may be adversely impacted by the above factors for several periods.

The Company maintains a customer/vendor relationship with LTV Steel Company ("LTV"). On December 29, 2000, LTV filed for protection under Chapter 11 of the bankruptcy courts' law. The Company continues to maintain a customer/vendor relationship with LTV since its filing. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material adverse effect on the Company's business, financial condition or results of operations.

Results of Operations
---------------------

THREE MONTHS ENDED JANUARY 31, 2001
COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000


REVENUES. Revenues increased by $25.4 million, or 18.0%, to $166.2 million for the first quarter of fiscal 2001 from $140.8 million for the comparable period in fiscal 2000. The increase in revenue is primarily due to the addition of Saltillo Welded Blank and Dickson Manufacturing and increased revenues at Ohio Welded Blank. The increases at Ohio Welded Blank are primarily a result of increases related to popular sport utility platforms. The increases at these locations were partially off-set by the overall slow down in the automotive and heavy truck markets. The percentage of revenue from directly owned steel processing increased to 87.8% for the first quarter of fiscal 2001 from 81.7% for the comparable period in fiscal 2000. The percentage of revenues from toll processed steel decreased to 12.2% for the first quarter of fiscal 2001 from 18.3% for the comparable period in fiscal 2000. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in revenue from automotive, which primarily uses directly owned steel.

GROSS PROFIT. Gross profit decreased by $0.6 million, or 2.8%, to $19.7 million for the first quarter of fiscal 2001 from $20.2 million for the comparable period in fiscal 2000. Gross margin decreased to 11.8% for the first quarter of fiscal 2001 from 14.4% for the comparable period in fiscal 2000. The decrease in gross profit and gross margin is primarily related to the fact that the Company's fixed costs were not impacted by declining revenues in the automotive and heavy truck markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.2 million, or 10.5%, to $12.8 million for the first quarter of fiscal 2001 from $11.6 million for the comparable period in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 7.7% for the first quarter of fiscal 2001 from 8.2% for the comparable period in fiscal 2000. The increase, in dollars, was primarily due to the inclusion of Dickson Manufacturing and increases at Ohio Welded Blank. The increase in expenses was partially off-set by the closing of Utica Tool & Die in October 2000.

OTHER. The Company incurred net interest expense of $5.6 million in the first quarter of fiscal 2001 compared to $3.5 million of net interest expense in the comparable period of fiscal 2000. This increase is due primarily to increased average borrowings that were primarily incurred in connection with acquisitions and capital expenditures made during the second half of fiscal 2000. Interest expense of approximately $.5 million relating to expansion of several facilities was capitalized during the first quarter of fiscal 2001. In addition, other income decreased by $1.2 million in the first quarter of fiscal 2001 from the comparable period in fiscal 2000 as a result of a gain from the sale of the company jet in the first quarter of fiscal 2000. The provision for income taxes was $0.5 million in the first quarter of fiscal 2001 compared with $2.5 million for the comparable period in fiscal 2000, representing effective tax rates of 33.0% and 38.0%, respectively.

NET INCOME. Net income from continuing operations for the first quarter of fiscal 2001 decreased by $3.1 million, or 74.7%, to $1.0 million from $4.1 million for the comparable period in fiscal 2000. This decrease was the result of the decrease in gross profit and increased selling, general and administrative expenses as well as a $2.1 million increase in interest expense.

Liquidity and Capital Resources
-------------------------------

At January 31, 2001, the Company had $143.5 million of working capital, representing a current ratio of 2.25 to 1 and a debt-to-total-capitalization ratio of 59.4%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 2001.

Net cash from operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital intensive nature of the Company's business, are substantial. Net cash used in operating activities during the first quarter of fiscal 2001 was $9.2 million as compared to $32.8 million provided by operating activities for the comparable period of fiscal 2000. This is primarily the result of an increase in payables due to the addition of MTD Automotive and OWB. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures, excluding acquisitions, were $10.9 million during the first quarter of fiscal 2001 and $18.3 million for the comparable period in fiscal 2000. Approximately $7.0 million of the capital expenditures during the first quarter of fiscal 2001 were used for facility expansion and equipment at Saltillo Welded Blank and Ohio Welded Blank. These two facilities are focused on engineered-welded blanks for the automotive industry. The Company's total capital budget for fiscal 2001 amounts to approximately $34.8 million.

On August 11, 2000 the Company entered into a new credit agreement with The Chase Manhattan Bank as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The Company now has a $300.0 million commitment under the credit agreement, which expires in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing the Company capitalized deferred financing costs of $1.5 million associated with the new Chase Manhattan credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of January 31, 2001 the factor as determined by the pricing matrix was 2.0%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

As of March 16, 2001, the Company obtained a waiver under its revolving line of credit for the quarter ended January 31, 2001, relating to certain requirements to maintain minimum interest coverage. As a result, the Company is in compliance with this and other covenants under the new credit agreement.

In January 2001 a wholly owned subsidiary of the Company issued a note to MTD Products Inc in the aggregate principal amount of $4,045,392 pursuant to the earnout provisions of the asset purchase agreement, dated as of June 21, 1999, as amended by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc. This note was reflected in the Company's financial statements for the year ended October 31, 2000 as adjustment to the purchase price. The Company is guarantor of the note. The note is payable in full on November 1, 2001.

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

The Company intends to dispose of the assets of Canton Tool and Die and Valley City Steel and certain of the assets of C&H. The Company expects to complete the sale of these assets during fiscal 2001. As of the date hereof, no definitive agreement with respect to any such transaction has been entered into. In addition, the Company from time to time is involved in various stages of discussions or negotiations regarding other acquisitions, dispositions and other such transactions and strategic alternatives. There is no assurance that any such sale or strategic or other alternative will be consummated.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's unsecured lines of credit and revolving credit facilities is $304.0 million, $43.6 million of which was unused at January 31, 2001.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitations, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (iv) risks associated with integrating operations of acquired companies, including the acquisition of MTD Automotive and Dickson Manufacturing, (v) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (vi) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers or (vii) changes in the estimated sales prices of assets held for sale. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company's financial results.

Euro Conversion

On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro". The currency existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currency will be available in the Participating Countries. Because the Company has no European operations and no material European sales, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

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

        a. Exhibits: None

        b. Reports on Form 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 19, 2001                 SHILOH INDUSTRIES, INC.



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