Form 10-Q
period 2001-04-30
SHILOH INDUSTRIES INC
filed 2001-06-14
CIK 904979

                       SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock outstanding as of June 12, 2001 was 14,798,094 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                                                     Page
                                                                                                     ----
         PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                                                   3

                  Condensed Consolidated Balance Sheets                                                3

                  Condensed Consolidated Statements of Income                                          4

                  Condensed Consolidated Statements of Cash Flows                                      5

                  Notes to Condensed Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   18

         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                          19

Item 6.  Exhibits and Reports on Form 8-K                                                             20

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                      April 30,       October 31,
                                                        2001             2000
                                                   -------------    -------------
ASSETS
------

Cash and cash equivalents                          $   7,827,472    $   1,172,597
Accounts receivable, net                             124,361,903      127,572,671
Income tax receivable                                    635,477        1,339,913
Inventories, net                                      81,882,961       69,006,444
Net assets held for sale                              21,002,616       32,705,765
Deferred income taxes                                  8,997,812       13,491,640
Prepaid expenses                                       6,590,678        5,039,467
                                                   -------------    -------------
      Total current assets                           251,298,919      250,328,497
                                                   -------------    -------------


Property, plant and equipment, net                   334,881,345      308,315,249
Goodwill, net                                          3,721,228        3,793,616
Other assets                                          12,978,882       10,447,412
                                                   -------------    -------------
      Total assets                                 $ 602,880,374    $ 572,884,774
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                   $  88,991,197    $  89,615,428
Short-term debt                                        4,045,392             --
Advanced billings                                      1,293,027          580,758
Other accrued expenses                                16,801,616       21,375,324
                                                   -------------    -------------
      Total current liabilities                      111,131,232      111,571,510
                                                   -------------    -------------

Long-term debt                                       280,100,000      251,545,392
Deferred income taxes                                 21,541,112       22,883,801
Long-term pension benefit liabilities                  6,855,259        6,296,336
Other liabilities                                        866,380          814,568
                                                   -------------    -------------
      Total liabilities                              420,493,983      393,111,607
                                                   -------------    -------------

Stockholders' equity

  Common stock                                           147,980          147,980
  Paid-in capital                                     53,924,048       53,924,048
  Retained earnings                                  128,655,906      126,042,682
  Other comprehensive income (loss)                     (341,543)        (341,543)
                                                   -------------    -------------
      Total stockholders' equity                     182,386,391      179,773,167
                                                   -------------    -------------

      Total liabilities and stockholders' equity   $ 602,880,374    $ 572,884,774
                                                   =============    =============

   The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three months ended April 30,      Six months ended April 30,
                                                ----------------------------      --------------------------
                                                     2001             2000            2001             2000
                                                     ----             ----            ----             ----

Revenues                                       $ 172,836,144    $ 165,666,124   $ 339,078,187    $ 306,493,506
Cost of sales                                    160,812,557      140,093,765     307,393,958      260,700,974
                                               -------------    -------------   -------------    -------------
Gross profit                                      12,023,587       25,572,359      31,684,229       45,792,532

Selling, general and administrative expenses      15,028,288       13,641,898      27,820,527       25,214,827
Asset impairment                                 (10,755,871)            --       (10,755,871)            --
                                               -------------    -------------   -------------    -------------
Operating income                                   7,751,170       11,930,461      14,619,573       20,577,705

Interest expense                                   5,475,663        3,220,545      11,090,044        6,698,828
Interest income                                       35,007           12,740          60,872           50,943
Minority interest                                       --               --              --               --
Other income (expense), net                           27,759           65,012         309,933        1,535,462
                                               -------------    -------------   -------------    -------------
Income before taxes                                2,338,273        8,787,668       3,900,334       15,465,282

Provision for income taxes                           771,624        3,246,522       1,287,110        5,784,016
                                               -------------    -------------   -------------    -------------

Net income                                     $   1,566,649    $   5,541,146   $   2,613,224    $   9,681,266
                                               =============    =============   =============    =============

Basic earnings per share:
     Net income                                $         .11    $         .40   $         .18    $         .69
                                               =============    =============   =============    =============

     Weighted average number of
        common shares:                            14,798,094       13,973,420      14,798,094       13,973,420
                                               =============    =============   =============    =============

Diluted earnings per share:
     Net income                                $         .11    $         .40   $         .18    $         .69
                                               =============    =============   =============    =============

     Weighted average number of
        common shares:                            14,838,538       13,992,593      14,827,287       13,982,239
                                               =============    =============   =============    =============


The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months ended April 30,
                                                             --------------------------
                                                                2001             2000
                                                                ----             ----
Cash Flows From Operating Activities:
    Net income                                             $   2,613,224    $   9,681,266
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                       13,576,814       11,236,100
          Asset impairment                                   (10,755,871)            --
          Deferred income tax                                  3,148,043             --
          Gain on sale of assets                                    --         (1,529,348)
    Changes in operating assets and liabilities, net
       of working capital changes resulting from
              acquisitions:
                  Accounts receivable                          6,193,033      (11,832,080)
                  Inventories                                (10,802,347)     (13,020,568)
                  Prepaids and other assets                   (2,660,588)         111,497
                  Payables and other liabilites               (6,883,254)      41,241,090
                  Accrued income taxes                              --          4,436,997
                                                           -------------    -------------
    Net cash provided by (used in) operating activities       (5,570,946)      40,324,954
                                                           -------------    -------------

Cash Flows From Investing Activities:
       Capital expenditures                                  (20,374,179)     (33,741,533)
       Proceeds from sale of assets                                 --          1,717,200
       Acquisition, net of cash                                     --        (21,486,818)
                                                           -------------    -------------
    Net cash used in investing activities                    (20,374,179)     (53,511,151)
                                                           -------------    -------------

Cash Flows From Financing Activities:
       Proceeds from long-term borrowings                    158,100,000      123,350,000
       Repayments of long-term borrowings                   (125,500,000)    (111,400,000)
                                                           -------------    -------------
    Net cash provided by financing activities                 32,600,000       11,950,000
                                                           -------------    -------------
Net increase (decrease) in cash and cash equivalents           6,654,875       (1,236,197)
Cash and cash equivalents at beginning of period               1,172,597        1,575,804
                                                           -------------    -------------
Cash and cash equivalents at end of period                 $   7,827,472    $     339,607
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

Revenues and operating results for the six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:

                                                April 30,    October 31,
                                                  2001           2000
                                               -----------   -----------


Raw materials                                  $31,910,519   $33,560,741
Work-in-process                                 27,675,740    16,686,103
Finished goods                                  20,524,212    17,486,713
                                               -----------   -----------
    Total at average cost                       80,110,471    67,733,557
LIFO reserve                                     1,772,490     1,272,887
                                               -----------   -----------
    Total                                      $81,882,961   $69,006,444
                                               ===========   ===========




NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:



                                           April 30,       October 31,
                                             2001              2000
                                         -------------    -------------
Land                                     $   9,945,781    $   8,997,317
Buildings and improvements                 124,821,046      109,977,352
Machinery and equipment                    267,810,698      223,257,278
Furniture and fixtures                      26,605,292       24,829,095
Construction in progress                    20,902,803       33,280,465
                                         -------------    -------------
    Total, at cost                         450,085,620      400,341,507
Less:  Accumulated depreciation           (115,204,275)     (92,026,258)
                                         -------------    -------------
     Net property, plant and equipment   $ 334,881,345    $ 308,315,249
                                         =============    =============

NOTE 4 - Financing Arrangements:
--------------------------------

                                                                       April 30,     October 31,
                                                                         2001            2000
                                                                      ------------   ------------

Short-term debt consists of the following:

MTD Products Inc note--interest at 8.62% payable on
November 1, 2001                                                      $  4,045,392   $       --
                                                                      ============   ============

Long-term debt consists of the following:

MTD Products Inc note--interest at 8.62% payable on
November 1, 2001                                                      $       --     $  4,045,392

Revolving credit loan - interest at 6.75% at April 30, 2001            274,700,000    242,100,000

Variable rate industrial development bond, collateralized by letter of credit, weighted average interest rate at 3.65% payable on
     February 1, 2010                                                    5,400,000      5,400,000
                                                                      ------------   ------------

 Total                                                                $280,100,000   $251,545,392
                                                                      ============   ============

On August 11, 2000, the Company entered into a new credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA, as agent for a group of lenders. The Company now has a $300.0 million commitment under the credit agreement, which expires in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1.5 million associated with the new Chase Manhattan credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of April 30, 2001, the factor as determined by the pricing matrix was 2.25%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. The amended covenant thresholds were in effect for the April 30, 2001 covenant calculations. As of April 30, 2001 the Company is in compliance with its debt covenants under the amended credit agreement.

In February 2001, the Company terminated its demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million.

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

Total availability at April 30, 2001 under the Company's credit agreement was $300.0 million, of which $19.9 million was unused. The interest rate at April 30, 2001 was 6.75%.

NOTE 5 - Other Information:
---------------------------

During the six months ended April 30, 2001 and 2000, cash payments for interest amounted to $11.4 million and $7.8 million, respectively, while cash payments, net of refunds, for income taxes amounted to $0.6 million and $1.0 million, respectively. The provision for income taxes was $1.3 million for the first six months of fiscal 2001 compared with $5.8 million for the comparable period in fiscal 2000, representing effective tax rates of 33.0% and 37.4%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, as amended, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first six months ended April 30, 2001, 292,500 stock options were granted but no options were exercised.

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

                                         Three Months                  Six Months
                                        Ended April 30              Ended April 30,
                                        --------------              ---------------
                                      2001          2000          2001          2000
                                      ----          ----          ----          ----

Net income                        $ 1,566,649   $ 5,541,146   $ 2,613,224   $ 9,981,266
                                  ===========   ===========   ===========   ===========

Basic weighted average shares      14,798,094    13,973,420    14,798,094    13,973,420

Effect of dilutive securities:
Stock options                          40,444        19,173        29,193         8,819
                                  -----------   -----------   -----------   -----------

Diluted weighted average shares    14,838,538    13,992,593    14,827,287    13,982,239
                                  ===========   ===========   ===========   ===========

Basic earnings per share          $       .11   $       .40   $       .18   $       .69
                                  ===========   ===========   ===========   ===========

Diluted earnings per share        $       .11   $       .40   $       .18   $       .69
                                  ===========   ===========   ===========   ===========

In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H Design Company d.b.a. C&H Die Technology, d.b.a. Utica Tool and Die ("C&H") and Canton Tool & Die, a part of the operations of Greenfield Die & Manufacturing Corp., and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other subsidiaries of the Company. The Company currently intends to sell the assets of Canton Tool & Die and the assets of C&H that were not transferred. The Company anticipates these sales will be completed during fiscal 2001. During the six months ended April 30, 2001, the Company utilized $688,640 of restructuring reserves established during fiscal 2000 associated with the closure of C&H. Remaining restructuring reserves total $281,257 and primarily relate to remaining lease obligations costs.

In May 2001, the Company signed a definitive agreement to sell certain assets and liabilities of its Valley City Steel division to Viking Industries ("Viking") for $12.4 million, subject to certain working capital adjustments and other customary closing conditions. The transaction is expected to close in the fourth quarter of fiscal 2001. In connection with this transaction, the Company and Viking will form a joint venture in which the Company will own a minority interest in the new entity and Viking will own a majority interest. Viking will contribute the assets purchased to the joint venture. The Company will also contribute certain other assets and liabilities of Valley City Steel to the joint venture. The Company will retain ownership of the land and building where the operations of the joint venture will take place, and lease these to the joint venture. After the closing of the transaction the new entity will continue to supply steel processing services to the Company. The transaction is contingent upon certain factors including assignment or settlement of the $5.4 million Industrial Revenue Bonds issued in conjunction with a previous expansion of the Valley City Steel plant and final approval from Viking's lender.

As a result of the transaction changing from a 100% sale to a partial sale during the second quarter of fiscal 2001, the Company reduced its estimated asset impairment loss by $10.8 million and reduced the amount of assets held for sale by $11.7 million.

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

Effective October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). The adoption of SFAS 133 had no impact on the Company's financial position or results of operations.

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

In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H Design Company d.b.a. C&H Die Technology, d.b.a. Utica Tool and Die ("C&H") and Canton Tool & Die, a part of the operations of Greenfield Die & Manufacturing Corp., and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other subsidiaries of the Company. The Company currently intends to sell the assets of Canton Tool & Die and the assets of C&H that were not transferred. The Company anticipates these sales will be completed during fiscal 2001.

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

In May 2001, the Company signed a definitive agreement to sell certain assets and liabilities of its Valley City Steel division to Viking Industries ("Viking") for $12.4 million, subject to certain working capital adjustments and other customary closing conditions. The transaction is expected to close in the fourth quarter of fiscal 2001. In connection with this transaction, the Company and Viking will form a joint venture in which the Company will own a minority interest in the new entity and Viking will own a majority interest. Viking will contribute the assets purchased to the joint venture. The Company will also contribute certain other assets and liabilities of Valley City Steel to the joint venture. The Company will retain ownership of the land and building where the operations of the joint venture will take place, and lease these to the joint venture. After the closing of the transaction the new entity will continue to supply steel processing services to the Company. The transaction is contingent upon certain factors including assignment or settlement of the $5.4 million Industrial Revenue Bonds issued in conjunction with a previous expansion of the Valley City Steel plant and final approval from Viking's lender.

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

The Company maintains a customer/vendor relationship with LTV Steel Company ("LTV"). On December 29, 2000, LTV filed for protection under Chapter 11 of the bankruptcy courts' law. The Company continues to maintain a customer/vendor relationship with LTV since its filing. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material effect on the Company's financial results.

Results of Operations
---------------------

THREE MONTHS ENDED APRIL 30, 2001
COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

REVENUES. Revenues increased by $7.1 million, or 4.3%, to $172.8 million for the second quarter of fiscal 2001 from $165.7 million for the comparable period in fiscal 2000. The increase in revenue is primarily due to the addition of Saltillo Welded Blank and Dickson Manufacturing and increased revenues at Ohio Welded Blank. The increases at Ohio Welded Blank are primarily a result of increases in production at this facility as a result of demand related to popular sport utility platforms. The increases at these locations were partially offset by the overall slow down in the automotive and light truck and heavy truck markets. The percentage of revenue from directly owned steel processed increased to 86.4% for the second quarter of fiscal 2001 from 83.6% for the comparable period in fiscal 2000. The percentage of revenues from toll processed steel decreased to 13.6% for the second quarter of fiscal 2001 from 16.4% for the comparable period in fiscal 2000. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in revenue from automotive, which primarily uses directly owned steel. In addition scrap revenue decreased $1.7 million in the second quarter of fiscal 2001 as a result of a decrease in the average scrap price per gross ton and a decrease in scrap volume as a result of overall production volume decreases.

GROSS PROFIT. Gross profit decreased by $13.6 million, or 53.0%, to $12.0 million for the second quarter of fiscal 2001 from $25.6 million for the comparable period in fiscal 2000. Gross margin decreased to 7.0% for the second quarter of fiscal 2001 from 15.4% for the comparable period in fiscal 2000. The decrease in gross profit and gross margin is primarily related to the decrease in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million, or 10.2%, to $15.0 million for the second quarter of fiscal 2001 from $13.6 million for the comparable period in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses increased to 8.7% for the second quarter of fiscal 2001 from 8.2% for the comparable period in fiscal 2000. The increase, in dollars, is primarily due to the inclusion of Dickson Manufacturing, increases at Ohio Welded Blank, and bad debt expense relating to certain steel industry customers. The increase in expenses was partially offset by the closing of Utica Tool & Die in October 2000.

OTHER. The Company reduced its estimated loss associated with the assets of Valley City Steel Company being held for sale, which resulted in a $10.8 million increase to income for the second quarter of fiscal 2001. Interest expense increased to $5.5 million in the second quarter of fiscal 2001 compared to $3.2 million of interest expense in the comparable period of fiscal 2000. This increase is due primarily to increased average borrowings that were incurred in connection with acquisitions and capital expenditures made during the last twelve months. Interest expense of approximately $0.2 million relating to the expansion of Ohio Welded Blank, the new facility in Saltillo, Mexico and the purchase of additional equipment at Dickson Manufacturing was capitalized during the second quarter of fiscal 2001. The provision for income taxes was $0.8 million in the second quarter of fiscal 2001 compared with $3.2 million for the comparable period in fiscal 2000, representing effective tax rates of 33.0% and 36.9%, respectively.

NET INCOME. Net income for the second quarter of fiscal 2001 decreased by $3.9 million, or 71.7%, to $1.6 million from $5.5 million for the comparable period in fiscal 2000. This decrease was primarily the result of the decrease in gross profit and increased selling, general and administrative expenses as well as $2.3 million increase in interest expense.

SIX MONTHS ENDED APRIL 30, 2001
COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

REVENUES. Revenues increased by $32.6 million, or 10.6%, to $339.1 million for the first six months of fiscal 2001 from $306.5 million for the comparable period in fiscal 2000. The increase in revenue is primarily due to the addition of Saltillo Welded Blank and Dickson Manufacturing and increased revenues at Ohio Welded Blank. The increases at Ohio Welded Blank are primarily a result of increases in production at this facility as a result of demand related to popular sport utility platforms. The increases at these locations were partially offset by the overall slow down in the automotive and light truck and heavy truck markets. The percentage of revenue from directly owned steel processed increased to 87.0% for the first six months of fiscal 2001 from 82.7% for the comparable period in fiscal 2000. The percentage of revenues from toll processed steel decreased to13.0% for the first six months of fiscal 2001 from 17.3% for the comparable period in fiscal 2000. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in revenue from automotive, which primarily uses directly owned steel. In addition scrap revenue decreased $3.3 million for the first six months of fiscal 2001 as a result of a decrease in the average scrap price per gross ton and a decrease in scrap volume as a result of overall production volume decreases.

GROSS PROFIT. Gross profit decreased by $14.1 million, or 30.8%, to $45.8 million for the first six months of fiscal 2001 from $31.7 million for the comparable period in fiscal 2000. Gross margin decreased to 9.3% for the first six months of fiscal 2001 from 14.9% for the comparable period in fiscal 2000. The decrease in gross profit and gross margin is primarily related to the decrease in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.6 million, or 10.3% to $27.8 million for the first six months of fiscal 2001 from $25.2 million for the comparable period in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses remained at 8.2% for the first six months of fiscal 2000 and the comparable period in fiscal 2000. The increase, in dollars, is primarily due to the inclusion of Dickson Manufacturing, increases at Ohio Welded Blank, and bad debt expense relating to certain steel industry customers. The increase in expenses was partially offset by the closing of Utica Tool & Die in October 2000.

OTHER. The Company reduced its estimated loss associated with the assets of Valley City Steel Company being held for sale, which resulted in a $10.8 million increase to income for the first six months of fiscal 2001. Interest expense increased to $11.1 million for the first six months of fiscal 2001 from $6.7 million for the comparable period in fiscal 2000 due to higher average borrowings outstanding for the purchase of Dickson Manufacturing, capital expansion in Mexico and other capital expenditures made during the fiscal 2000 and 2001. Interest expense of approximately $0.7 million relating to expansion of Ohio Welded Blank, the new Saltillo, Mexico facility and new equipment at Dickson Manufacturing was capitalized during the first six months of fiscal 2001. The decrease in other income of $1.2 million for the first six months of fiscal 2001 was primarily due to fiscal 2000 containing the gain on the sale of the Company jet. The provision for income taxes was $1.3 million for the first six months of fiscal 2001 compared with $5.8 million for the comparable period in fiscal 2000 representing effective tax rates of 33.0% and 37.4%, respectively.

NET INCOME. Net income for the first six months of fiscal 2001 decreased by $7.1 million, or 73.0%, to $2.6 million from $9.7 million for the comparable period in fiscal 2000. This decrease was primarily the result of the decrease in gross profit and increased selling, general and administrative expenses as well as $4.4 million increase in interest expense.

Liquidity and Capital Resources
-------------------------------

At April 30, 2001, the Company had $140.2 million of working capital, representing a current ratio of 2.26 to 1 and a debt-to-total-capitalization ratio of 60.9%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 2001.

Net cash from operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital-intensive nature of the Company's business, are substantial. Net cash used in operating activities during the first six months of fiscal 2001 was $5.6 million as compared to $40.3 million provided by operating activities for the comparable period of fiscal 2000. Fluctuations in working capital and asset impairment adjustments were the primary factors causing the increase in net cash used by operations from fiscal 2000 to fiscal 2001. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures, excluding acquisitions, were $20.4 million during the first six months of fiscal 2001 and $33.7 million for the comparable period in fiscal 2000. Approximately $14.6 million of the capital expenditures during the first six months of fiscal 2001 were used for facility expansion and equipment at Saltillo Welded Blank, Ohio Welded Blank and Dickson Manufacturing. The Company's total capital budget for fiscal 2001 is approximately $34.8 million.

On August 11, 2000, the Company entered into a new credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA, as agent for a group of lenders. The Company now has a $300.0 million commitment under the credit agreement, which expires in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing the Company capitalized deferred financing costs of $1.5 million associated with the new Chase Manhattan credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of April 30, 2001, the factor as determined by the pricing matrix was 2.25%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. The amended covenant thresholds were in effect for the April 30, 2001 covenant calculations. As of April 30, 2001 the Company is in compliance with its debt covenants under the amended credit agreement.

In February 2001, the Company terminated its demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million.

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

The Company intends to dispose of the assets of Canton Tool and Die and certain remaining assets of C&H that were not transferred in October 2000 when the Company closed C&H. The Company expects to complete the sale of these assets during fiscal 2001. As of the date hereof, no definitive agreement with respect to any such transaction has been entered into. In May 2001, the Company signed a definitive agreement to sell certain assets and liabilities of its Valley City Steel division to Viking Industries ("Viking") for $12.4 million, subject to certain working capital adjustments. The transaction is expected to close in the fourth quarter of fiscal 2001. In connection with this transaction, the Company and Viking will form a joint venture in which the Company will own a minority interest in the new entity and Viking will own a majority interest. Viking will contribute the assets purchased to the joint venture. The Company will also contribute certain other assets and liabilities of Valley City Steel to the joint venture. The Company will retain ownership of the land and building where the operations of the joint venture will take place, and lease these to the joint venture. In addition, the Company from time to time is involved in various stages of discussions or negotiations regarding other acquisitions, dispositions and other such transactions and strategic alternatives. There is no assurance that any such sale or strategic or other alternative will be consummated.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs, and the financial capability to increase its long-term borrowing level if that becomes appropriate due to changes in its capital requirements. Total availability under the Company's revolving credit facility is $300.0 million, $19.9 million of which was unused at April 30, 2001.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitations, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (iv) risks associated with integrating operations of acquired companies, including the acquisitions of MTD Automotive and Dickson Manufacturing, (v) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (vi) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On March 28, 2001, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took following actions:

         (1) Elected as Class II Directors all nominees designated in the Proxy Statement dated February 26, 2001; and

         (2)      Amended the 1993 Key Employee Stock Incentive Plan: and

         (3) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:

                                                                                                      BROKER
NOMINEE                             FOR                                   WITHHELD                   NON-VOTE
-------                             ---                                   --------                   --------

James C. Fanello                   11,835,152                              870,492                      --
Ronald C. Houser                   11,835,677                              869,967                      --
James A. Karman                    11,836,177                              869,467                      --

In addition, the following Directors' term of office continued after the meeting: John F. Falcon, David J. Hessler, Curtis E. Moll, Maynard M. Murch IV and Theodore K. Zampetis.

The approval of amendments to the 1993 Key Employee Stock Incentive Plan was approved by the following vote:

                                                                                                 BROKER
FOR                             AGAINST                            ABSTAIN                      NON-VOTE
---                             -------                            -------                      --------

10,657,088                     1,230,524                           818,032                          --

The approval of appointment of PricewaterhouseCoopers as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                                                                 BROKER
FOR                             AGAINST                            ABSTAIN                      NON-VOTE
---                             -------                            -------                      --------

12,624,914                        77,996                             2,734                          --

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit 2.1                        Asset Purchase  Agreement,  dated May 29, 2001, by and between
                                                     Valley City Steel Company and Valley City Steel - 7779, LLC


         b.       Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2001                   SHILOH INDUSTRIES, INC.



                                          By:  /s/ John F. Falcon
                                               ---------------------------------
                                                   John F. Falcon,
                                                   President
                                                   and Chief Executive Officer




                                          By:  /s/ Craig A. Stacy
                                               ---------------------------------
                                                   Craig A. Stacy,
                                                   Chief Financial Officer

EXHIBIT INDEX

Number                     Description
------                     -----------

2.1 Asset Purchase Agreement, dated May 29, 2001, by and between Valley City Steel Company and Valley City Steel - 7779 LLC