Form 10-Q
period 2001-07-31
SHILOH INDUSTRIES INC
filed 2001-09-14
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
Commission file number          0-21964
                       -------------------------

                            SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                     51-0347683
-----------------------------------------------           ----------------------
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

Yes    X          No
    -------          --------

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of September 12, 2001 was 14,798,094 shares.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SHILOH INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        July 31,                 October 31,
                                                                          2001                       2000
                                                                     --------------             -------------
ASSETS
------

Cash and cash equivalents                                            $     313,441              $   1,172,597
Accounts receivable, net                                                77,254,921                127,572,671
Income tax receivable                                                    4,047,846                  1,339,913
Inventories, net                                                        72,964,261                 69,006,444
Net assets held for sale                                                11,799,997                 32,705,765
Deferred income taxes                                                    8,997,812                 13,491,640
Prepaid expenses                                                         7,198,942                  5,039,467
                                                                     -------------              -------------
      Total current assets                                             182,577,220                250,328,497
                                                                     -------------              -------------


Property, plant and equipment, net                                     323,779,049                308,315,249
Goodwill, net                                                            3,198,998                  3,793,616
Other assets                                                            25,566,271                 10,447,412
                                                                     -------------              -------------
      Total assets                                                   $ 535,121,538              $ 572,884,774
                                                                     -------------              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                     $  81,803,218              $  89,615,428
Short-term debt                                                          4,045,392                       --
Advanced billings                                                             --                      580,758
Other accrued expenses                                                  16,198,356                 21,375,324
                                                                     -------------              -------------
      Total current liabilities                                        102,046,966                111,571,510
                                                                     -------------              -------------

Long-term debt                                                         228,000,000                251,545,392
Deferred income taxes                                                   21,541,112                 22,883,801
Long-term pension benefit liabilities                                    6,608,489                  6,296,336
Other liabilities                                                          892,773                    814,568
                                                                     -------------              -------------
      Total liabilities                                                359,089,340                393,111,607
                                                                     -------------              -------------

Stockholders' equity
  Common stock                                                             147,980                    147,980
  Paid-in capital                                                       53,924,048                 53,924,048
  Retained earnings                                                    122,301,713                126,042,682
  Other comprehensive income (loss)                                       (341,543)                  (341,543)
      Total stockholders' equity                                              --                         --
                                                                       176,032,198                179,773,167
                                                                     -------------              -------------

      Total liabilities and stockholders' equity                     $ 535,121,538              $ 572,884,774
                                                                     =============              =============

The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended July 31,            Nine months ended July 31,
                                                         ---------------------------            --------------------------

                                                          2001                2000               2001               2000
                                                          ----                ----               ----               ----

Revenues                                             $ 165,165,879       $ 154,100,344      $ 504,244,066       $ 460,593,851
Cost of sales                                          151,473,278         132,495,270        458,867,236         393,196,245
                                                     -------------       -------------      -------------       -------------
Gross profit                                            13,692,601          21,605,074         45,376,830          67,397,606

Selling, general and administrative expenses            14,998,666          12,340,860         42,819,193          37,555,686
Asset impairment                                              --                  --          (10,755,871)               --
                                                     -------------       -------------      -------------       -------------
Operating income                                        (1,306,065)          9,264,214         13,313,508          29,841,920

Interest expense                                         4,688,887           4,048,697         15,778,931          10,747,526
Interest income                                             19,309              13,564             80,181              64,507
Minority interest                                             --                  --                 --                  --
Other income (expense), net                             (3,508,228)            154,762         (3,198,295)          1,690,222
                                                     -------------       -------------      -------------       -------------
Income before taxes                                     (9,483,871)          5,383,843         (5,583,537)         20,849,123

Provision for income taxes                              (3,129,678)          1,930,177         (1,842,568)          7,714,193
                                                     -------------       -------------      -------------       -------------


Net income (loss)                                    $  (6,354,193)      $   3,453,666      $  (3,740,969)      $  13,134,930
                                                     =============       =============      =============       =============

Basic earnings per share:
     Net income (loss)                               $        (.43)      $         .25      $        (.25)      $         .94
                                                     =============       =============      =============       =============

     Weighted average number of
       common shares:                                   14,798,094          13,973,420         14,798,094          13,973,420
                                                     =============       =============      =============       =============

Diluted earnings per share:
     Net income (loss)                               $        (.43)      $         .25      $        (.25)      $         .94
                                                     =============       =============      =============       =============

     Weighted average number of
       common shares:                                   14,798,094          13,973,420         14,798,094          13,976,859
                                                     =============       =============      =============       =============







The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months ended July 31,
                                                                                    --------------------------
                                                                                    2001                     2000
                                                                                    ----                     ----
Cash Flows From Operating Activities:
    Net income (loss)                                                         $  (3,740,969)            $  13,134,930
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                          20,933,582                17,225,306
          Asset impairment                                                      (10,755,871)                     --
          Deferred income tax                                                     3,151,187                      --
          Loss (gain) on sale of assets                                           3,798,045                (1,591,395)
     Changes in operating assets and liabilities,
        net of working capital changes
          resulting from acquisitions:
                  Accounts receivable                                            52,059,920                 1,964,909
                  Inventories                                                    (2,957,072)               (8,394,588)
                  Prepaids and other assets                                      (9,162,145)               (1,893,872)
                  Payables and other liabilities                                (18,777,724)               28,165,985
                  Accrued income taxes                                           (2,707,933)                3,509,977
                                                                              -------------             -------------


    Net cash provided by (used in) operating  activities                         31,841,020                52,121,252
                                                                              -------------             -------------
Cash Flows From Investing Activities:
       Capital expenditures                                                     (29,338,260)              (52,233,086)
       Proceeds from sale of assets                                              16,138,084                 1,782,950
       Acquisition, net of cash                                                        --                 (21,486,818)
                                                                              -------------             -------------



    Net cash used in investing activities                                       (13,200,176)              (71,936,954)
                                                                              -------------             -------------

Cash Flows From Financing Activities:
       Proceeds from long-term borrowings                                       246,500,000               201,850,000
       Repayments of long-term borrowings                                      (266,000,000)             (182,900,000)
                                                                              -------------             -------------


    Net cash (used in) provided by financing activities                         (19,500,000)               18,950,000
                                                                              -------------             -------------

Net decrease in cash and cash equivalents                                          (859,156)                 (865,702)

Cash and cash equivalents at beginning of period                                  1,172,597                 1,575,804
                                                                              -------------             -------------


Cash and cash equivalents at end of period                                    $     313,441             $     710,102
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

Revenues and operating results for the nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories:
---------------------
Inventories consist of the following:

                                                                      (Unaudited)
                                                                       July 31,          October 31,
                                                                         2001               2000
                                                                      -----------        -----------

Raw materials                                                         $27,673,276        $33,560,741
Work-in-process                                                        23,543,645         16,686,103
Finished goods                                                         19,920,417         17,486,713
                                                                      -----------        -----------
    Total at average cost                                              71,137,338         67,733,557
LIFO reserve                                                            1,826,923          1,272,887
                                                                      -----------        -----------
    Total                                                             $72,964,261        $69,006,444
                                                                      ===========        ===========



NOTE 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:

                                                                      (Unaudited)
                                                                        July 31,         October 31,
                                                                         2001               2000
                                                                    -------------       ------------
                                                                    $   9,547,877       $  8,997,317
Land                                                                  120,919,243        109,977,352
Buildings and improvements                                            256,877,532        223,257,278
Machinery and equipment                                                25,481,189         24,829,095
Furniture and fixtures                                                 24,578,011         33,280,465
Construction in progress                                                     --                 --
    Total, at cost                                                    437,403,852        400,341,507
Less:  Accumulated depreciation                                      (113,624,803)       (92,026,258)
                                                                    -------------       ------------
     Net property, plant and equipment                              $ 323,779,049       $308,315,249
                                                                    =============       ============



NOTE 4 - Financing Arrangements:
--------------------------------

                                                                                          (Unaudited)
                                                                                            July 31,       October 31,
                                                                                              2001            2000
                                                                                          ------------    ------------
Short-term debt consists of the following:

MTD Products Inc note                                                                     $  4,045,392    $     --
                                                                                          ============    ============

Long-term debt consists of the following:

MTD Products Inc note--interest at 8.62% payable on November 1, 2001                      $       --      $  4,045,392

Revolving credit loan - interest at 7.25% at July 31, 2001                                $228,000,000    $242,100,000

Variable rate industrial development bond, collateralized by letter of credit, weighted average interest rate at 4.52% payable on
     February 1, 2010                                                                             --         5,400,000
                                                                                          ------------    ------------
 Total
                                                                                          $228,000,000    $251,545,392
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

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 1.75% to 2.5% for the ABR and ranging from 2.75% to 3.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of July 31, 2001, the factor as determined by the pricing matrix was 3.5%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix of 0.5%, which is based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

On July 31, 2001, the Company repaid the $5.4 million Medina County, Ohio variable rate industrial revenue bonds in connection with the sale of certain assets of Valley City Steel. These variable rate industrial revenue bonds due 2010 had been issued in March 1995 by Medina County, Ohio on behalf of the Company for an aggregate of $5.4 million in principal amount. These bonds had been secured by a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the steel pickling operations in Valley City, Ohio.

In addition, MTD Products forgave $0.3 million of interest that had accrued through July 31, 2001 relating to the note issued by a wholly owned subsidiary of the Company to MTD Products in January 2001 in the aggregate principal of $4,045,392. MTD Products has agreed to waive any further interest on the note accruing through October 31, 2001. The Company is guarantor of the note. The principal and accrued interest (if not waived) on the note is payable in full on November 1, 2001.

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. As of July 31, 2001 the Company is in compliance with its debt covenants under the amended credit agreement. In addition, this amendment provides that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10.0 million.

In February 2001, the Company terminated its demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million.

Total availability at July 31, 2001 under the Company's credit agreement was $300.0 million, of which $72.0 million was unused. The interest rate at July 31, 2001 was 7.25%. As of September 10, 2001 the unused portion of the debt decreased to $11.6 million, which reflects normal working capital fluctuations and the decrease in the amount of the credit facility due to the sale of Valley City Steel.


NOTE 5 - Other Information:
---------------------------

During the nine months ended July 31, 2001 and 2000, cash payments for interest amounted to $16.8 million and $12.0 million, respectively, while cash payments, net of refunds, for income taxes amounted to $0.8 million and $3.9 million, respectively. The income tax benefit was $1.8 million for the first nine months of fiscal 2001 compared with a provision for income taxes of $7.7 million for the comparable period in fiscal 2000, representing effective tax rates of 33.0% and 37.0%, respectively.

The Company's non-qualified stock option plan, adopted in May 1993, as amended, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first nine months ended July 31, 2001, 292,500 stock options were granted but no options were exercised.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company's stock option plan by adjusting the denominator using the treasury stock method.

The outstanding stock options under the Company's Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding to the extent the options are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss).

                                                             Three Months                             Nine Months
                                                            Ended July 31                            Ended July 31,
                                                            -------------                            --------------
                                                      2001                 2000                2001                 2000
                                                      ----                 ----                ----                 ----

Net income (loss)                                  $(6,354,193)         $3,453,666         $(3,740,969)         $13,134,930
                                                   ===========          ==========         ===========          ===========

Basic weighted average shares                       14,798,094          13,973,420          14,798,094           13,973,420

Effect of dilutive securities:
Stock options                                             --                  --                  --                  3,439
                                                   -----------          ----------         -----------          -----------


Diluted weighted average shares                     14,798,094          13,973,420          14,798,094           13,976,859
                                                   ===========          ==========         ===========          ===========


Basic earnings per share                           $      (.43)         $      .25         $      (.25)         $       .94
                                                   ===========          ==========         ===========          ===========

Diluted earnings per share                         $      (.43)         $      .25         $      (.25)         $       .94
                                                   ===========          ==========         ===========          ===========


In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H Design Company d.b.a. C&H Die Technology, d.b.a. Utica Tool and Die ("C&H") and Canton Tool & Die, a part of the operations of Greenfield Die & Manufacturing Corp., and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other subsidiaries of the Company. The Company currently intends to sell the assets of Canton Tool & Die and the assets of C&H that were not transferred during fiscal 2001.

On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking Industries ("Viking") for $12.4 million. In connection with this transaction, the Company and Viking formed a joint venture in which the Company owns a minority interest in the new entity and Viking owns a majority interest. Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the operations of the joint venture take place, and leases these to the joint venture. The new entity continues to supply steel processing services to the Company. As a result of the transaction changing from a 100% sale to a partial sale during the second quarter of fiscal 2001, the Company reduced its estimated asset impairment loss by $10.8 million and reduced the amount of assets held for sale by $11.7 million.

On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division for $3.5 million in cash resulting in a pre-tax loss of $3.5 million. The Company anticipates that the remaining operations at Wellington Die will be transferred to Wellington Stamping by the end of the second quarter of fiscal 2002.

The Company maintains a customer/vendor relationship with LTV Steel Company ("LTV"). On December 29, 2000, LTV filed for bankruptcy protection under Title 11 of the United States Code. The Company continues to maintain a customer/vendor relationship with LTV since its filing. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material adverse effect on the Company's business, financial condition or results of operations.

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

On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking Industries ("Viking") for $12.4 million. In connection with this transaction, the Company and Viking formed a joint venture in which the Company owns a minority interest in the new entity and Viking owns a majority interest. Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the operations of the joint venture take place, and leases these to the joint venture. The new entity continues to supply steel processing services to the Company.

 On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division for $3.5 million in cash resulting in a pre-tax loss of $3.5 million. The Company anticipates that the remaining operations at Wellington Die will be transferred to Wellington Stamping by the end of the second quarter of fiscal 2002.

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

A portion of the Company's steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or process that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers' needs, the Company estimates that of total tons used or processed in its operations, approximately 75.9% in 2000, 85.6% in 1999, and 87.4% in 1998, were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 16.5% in 2000, 27.6% in 1999 and 29.7% in 1998. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company's stamping operations generally use more directly owned steel than its other operations.

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

The Company maintains a customer/vendor relationship with LTV Steel Company ("LTV"). On December 29, 2000, LTV filed for bankruptcy protection under
Title 11 of the United States Code. The Company continues to maintain a customer/vendor relationship with LTV since its filing. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material effect on the Company's financial results.

Results of Operations
---------------------

THREE MONTHS ENDED JULY 31, 2001
COMPARED TO THREE MONTHS ENDED JULY 31, 2000

REVENUES. Revenues increased by $11.1 million, or 7.2%, to $165.2 million for the third quarter of fiscal 2001 from $154.1 million for the comparable period in fiscal 2000. The increase in revenue is primarily due to the addition of Saltillo Welded Blank and Dickson Manufacturing and increased revenues at Ohio Welded Blank. The increases at Ohio Welded Blank are primarily a result of increases in production at this facility as a result of increased demand related to popular sport utility platforms on which we supply certain parts. The increases at these locations were partially offset by the overall slow down in the automotive and light truck and heavy truck markets. The percentage of revenue from directly owned steel processed increased to 87.7% for the third quarter of fiscal 2001 from 83.9% for the comparable period in fiscal 2000. The percentage of revenues from toll processed steel decreased to 12.3% for the third quarter of fiscal 2001 from 16.1% for the comparable period in fiscal 2000. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increases in revenue from automotive, which primarily uses directly owned steel. In addition scrap revenue decreased $0.5 million in the third quarter of fiscal 2001 as a result of a decrease in the average scrap price per gross ton from $110 as of July 31, 2000 to $94 per gross ton as of July 31, 2001 and a decrease in scrap volume as a result of overall production volume decreases.

GROSS PROFIT. Gross profit decreased by $7.9 million, or 36.6%, to $13.7 million for the third quarter of fiscal 2001 from $21.6 million for the comparable period in fiscal 2000. Gross margin decreased to 8.3% for the third quarter of fiscal 2001 from 14.0% for the comparable period in fiscal 2000. The decrease in gross profit and gross margin is primarily related to the decrease in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.7 million, or 21.5%, to $15.0 million for the third quarter of fiscal 2001 from $12.3 million for the comparable period in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses increased to 9.1% for the third quarter of fiscal 2001 from 8.0% for the comparable period in fiscal 2000. The increase, in dollars, is primarily due to bad debt expense relating to certain steel industry and automotive industry customers, the inclusion of Dickson Manufacturing and increases at Ohio Welded Blank. The increase in expenses was partially offset by the closing of Utica Tool & Die in October 2000.

OTHER. Interest expense increased to $4.7 million in the third quarter of fiscal 2001 compared to $4.0 million of interest expense in the comparable period of fiscal 2000. This increase is due primarily to increased average borrowings that were incurred in connection with acquisitions and capital expenditures made during the last twelve months. Interest expense of approximately $0.3 million relating to the expansion of Ohio Welded Blank, the addition of Saltillo Welded Blank and the purchase of additional equipment at Dickson Manufacturing was capitalized during the third quarter of fiscal 2001. The income tax benefit was $3.1 million in the third quarter of fiscal 2001 compared with an income tax provision of $1.9 million for the comparable period in fiscal 2000, representing effective tax rates of 33.0% and 35.9%, respectively.

NET INCOME (LOSS). Net income for the third quarter of fiscal 2001 decreased by $9.8 million to a net loss of $6.4 million from net income of $3.5 million for the comparable period in fiscal 2000. This decrease was primarily the result of the decrease in gross profit and increased selling, general and administrative expenses as well as $3.5 million loss on sale of assets at the Wellington Die facility.

NINE MONTHS ENDED JULY 31, 2001
COMPARED TO NINE MONTHS ENDED JULY 31, 2000

REVENUES. Revenues increased by $43.6 million, or 9.5%, to $504.2 million for the first nine months of fiscal 2001 from $460.6 million for the comparable period in fiscal 2000. The increase in revenue is primarily due to the addition of Saltillo Welded Blank and Dickson Manufacturing and increased revenues at Ohio Welded Blank. The increases at Ohio Welded Blank are primarily a result of increases in production at this facility as a result of increased demand related to popular sport utility platforms on which we supply certain parts. The increases at these locations were partially offset by the overall slow down in the automotive and light truck and heavy truck markets. The percentage of revenue from directly owned steel processed increased to 87.3% for the first nine months of fiscal 2001 from 83.2% for the comparable period in fiscal 2000. The percentage of revenues from toll processed steel decreased to 12.7% for the first nine months of fiscal 2001 from 16.8% for the comparable period in fiscal 2000. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in revenue from automotive, which primarily uses directly owned steel. In addition scrap revenue decreased $3.8 million for the first nine months of fiscal 2001 as a result of a decrease in the average scrap price per gross ton and a decrease in scrap volume as a result of overall production volume decreases.

GROSS PROFIT. Gross profit decreased by $22.0 million, or 32.7%, to $45.4 million for the first nine months of fiscal 2001 from $67.4 million for the comparable period in fiscal 2000. Gross margin decreased to 9.0% for the first nine months of fiscal 2001 from 14.6% for the comparable period in fiscal 2000. The decrease in gross profit and gross margin is primarily related to the decrease in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $5.2 million, or 14.0% to $42.8 million for the first nine months of fiscal 2001 from $37.6 million for the comparable period in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses increased to 8.5% for the first nine months of fiscal 2001 compared to 8.2% for the same period in fiscal 2000. The increase, in dollars, is primarily due to bad debt expense relating to certain steel industry and automotive industry customers, the inclusion of Dickson Manufacturing and increases at Ohio Welded Blank. The increase in expenses was partially offset by the closing of Utica Tool & Die in October 2000.

OTHER. During the second quarter of fiscal 2001, the Company reduced its estimated loss associated with the assets of Valley City Steel Company being held for sale, which resulted in a $10.8 million increase to income for the first nine months of fiscal 2001. Interest expense increased to $15.8 million for the first nine months of fiscal 2001 from $10.7 million for the comparable period in fiscal 2000 due to higher average borrowings outstanding for the purchase of Dickson Manufacturing, capital expansion in Mexico and other capital expenditures made during fiscal 2000 and 2001. Interest expense of approximately $1.1 million relating to expansion of Ohio Welded Blank, the addition of Saltillo Welded Blank facility and new equipment at Dickson Manufacturing was capitalized during the first nine months of fiscal 2001.
Other expense of $3.2 million for the first nine months of fiscal
2001 decreased from other income of $1.7 million in the first nine months of fiscal 2000, which was primarily due to the loss on sale of assets of $3.5 million for the Wellington Die building in fiscal 2001, which was partially off-set by the gain on the sale of the Company jet of $1.2 million in fiscal 2000. The income tax benefit was $1.8 million for the first nine months of fiscal 2001 compared with a provision for income taxes of $7.7 million for the comparable period in fiscal 2000 representing effective tax rates of 33.0% and 37.0%, respectively.

NET INCOME (LOSS). Net income for the first nine months of fiscal 2001 decreased by $16.8 million, or 128.5%, to a net loss of $3.7 million from net income of $13.1 million for the comparable period in fiscal 2000. This decrease was primarily the result of the decrease in gross profit and increased selling, general and administrative expenses as well as $5.0 million increase in interest expense.

Liquidity and Capital Resources
-------------------------------

At July 31, 2001, the Company had $80.5 million of working capital, representing a current ratio of 1.79 to 1 and a debt-to-total-capitalization ratio of 56.9%. As a result of the financial condition of the Company, the Company believes that it will be able to continue its planned investment in new equipment and facilities through fiscal 2002.

Net cash from operating activities is primarily generated from net income of the Company plus non-cash charges for depreciation and amortization, which, because of the capital-intensive nature of the Company's business, are substantial. Net cash provided by operating activities during the first nine months of fiscal 2001 was $31.8 million as compared to $52.1 million provided by operating activities for the comparable period of fiscal 2000. Fluctuations in working capital and asset impairment adjustments were the primary factors causing the increase in net cash used by operations from fiscal 2000 to fiscal 2001. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Capital expenditures, excluding acquisitions, were $29.3 million during the first nine months of fiscal 2001 and $52.2 million for the comparable period in fiscal 2000. Approximately $19.9 million of the capital expenditures during the first nine months of fiscal 2001 were used for facility expansion and equipment at Ohio Welded Blank, Saltillo Welded Blank and Dickson Manufacturing.

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

Under the new credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the new credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 1.75% to 2.5% for the ABR and ranging from 2.75% to 3.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. As of July 31, 2001, the factor as determined by the pricing matrix was 3.5%. The terms of the new credit agreement also require an annual commitment fee based on the amount of unused commitments under the new credit agreement and a factor determined by a pricing matrix of 0.5%, which is based on funded debt to earnings before interest, taxes, depreciation and amortization. The new credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

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

On July 31, 2001, the Company repaid the $5.4 million Medina County, Ohio variable rate industrial revenue bonds in connection with the sale of certain assets of Valley City Steel. These variable rate industrial revenue bonds due 2010 had been issued in March 1995 by Medina County, Ohio on behalf of the Company for an aggregate of $5.4 million in principal amount. These bonds had been secured by a letter of credit. The funds from these bonds were used to finance a portion of the expansion at the steel pickling operations in Valley City, Ohio.

In addition, MTD Products forgave $0.3 million of interest that had accrued through July 31, 2001 relating to the note issued by a wholly owned subsidiary of the Company to MTD Products in January 2001 in the aggregate principal of $4.0 million pursuant to the earnout provisions of the asset purchase agreement dated as of June 21, 1999, as amended, by and among the Company, Shiloh Automotive, Inc., and MTD Products Inc. MTD Products has agreed to waive any further interest on the note accruing through October 31, 2001. The Company is guarantor of the note. The principal and accrued interest (if not waived) on the note is payable in full on November 1, 2001.

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. As of July 31, 2001 the Company is in compliance with its debt covenants under the amended credit agreement. In addition, this amendment provides that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10.0 million.

In February 2001, the Company terminated its demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million.

The Company intends to dispose of the assets of Canton Tool and Die and the assets of C&H that were not transferred during fiscal 2001. As of the date hereof, no definitive agreement with respect to any such transaction has been entered into. In July 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking Industries ("Viking") for $12.4 million. In connection with this transaction, the Company and Viking formed a joint venture in which the Company owns a minority interest in the new entity and Viking owns a majority interest. Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the operations of the joint venture take place, and leases these to the joint venture. The new entity continues to supply steel processing services to the Company.

On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division for $3.5 million in cash resulting in a pre-tax loss of $3.5 million. The Company anticipates that the remaining operations at Wellington Die will be transferred to Wellington Stamping by the end of the second quarter of fiscal 2002.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. At July 31, 2001, total availability under the Company's revolving credit facility was $300.0 million, $72.0 million of which was unused at such date. As of September 10, 2001, the unused portion of the debt decreased to $11.6 million, which reflects normal working capital fluctuations and the decrease in the amount of the credit facility due to the sale of Valley City Steel.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitations, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, as well as selective dispositions, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (iv) risks associated with integrating operations of acquired companies, including the acquisitions of MTD Automotive and Dickson Manufacturing, (v) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (vi) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers and (vii) the ability of certain customers to pay amounts owed to the Company on a timely basis, if at all. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10.1 Amendment No. 1, dated as of May 10, 2001, to the Credit Agreement, dated August 11, 2000, by and among the Company, the Lenders a party thereto, The Chase Manhattan Bank as Administrative Agent and Collateral Agent, KeyBank National Association as Syndication Agent and Bank One, Michigan, as Documentation Agent.


         b.       Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2001              SHILOH INDUSTRIES, INC.



                                      By: /s/ John F. Falcon
                                          --------------------------------
                                              John F. Falcon,
                                              President
                                              and Chief Executive Officer




                                      By: /s/ Thomas M. Dugan
                                          --------------------------------
                                              Thomas M. Dugan,
                                              Treasurer

EXHIBIT INDEX


Number                     Description
------                     -----------


10.1 Amendment No. 1, dated as of May 10, 2001, to the Credit Agreement, dated August 11, 2000, by and among the Company, the Lenders a party thereto, The Chase Manhattan Bank as Administrative
        Agent and Collateral Agent, KeyBank National
        Association as Syndication Agent and Bank One,
        Michigan, as Documentation Agent.