Form 10-K
period 2001-10-31
SHILOH INDUSTRIES INC
filed 2002-02-13
CIK 904979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001  Commission file no. 0-21964

                               ----------------

                            Shiloh Industries, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       51-0347683
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

             Suite 202, 103 Foulk Road, Wilmington, Delaware 19803
               (Address of principal executive offices--zip code)

                                 (302) 998-0592
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of Common Stock held by non-affiliates of the registrant as of February 12, 2002 at a closing price of $1.40 per share as reported by the Nasdaq National Market was approximately $8,859,299. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Number of shares of Common Stock outstanding as of February 12, 2002 was 14,798,094.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the following document are incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                               Table Of Contents

                                                                           Page
                                                                           ----

                                      PART I:

 Item 1.  Business......................................................     3

 Item 2.  Properties....................................................     9

 Item 3.  Legal Proceedings.............................................    10

 Item 4.  Submission of Matters to a Vote of Security Holders...........    10

 Item 4A. Executive Officers of the Company.............................    10

                                     PART II:

 Item 5.  Market for the Company's Common Equity and Related Stockholder
          Matters.......................................................    13

 Item 6.  Selected Financial Data.......................................    14

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    15

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    25

 Item 8.  Financial Statements and Supplementary Data...................    26

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    51

                                     PART III:

 Item 10. Directors and Executive Officers of the Company...............    51

 Item 11. Executive Compensation........................................    51

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    51

 Item 13. Certain Relationships and Related Transactions................    51

                                     PART IV:

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    52

                            SHILOH INDUSTRIES, INC.

                                     PART I

Item 1. Business

General

   Shiloh is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets. The Company's blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck original equipment manufacturers ("OEMs") and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered-welded blanks, which are manufactured from two or more blanks of different steel or gauges that are welded together utilizing both mash seam resistance and laser welding. The Company's stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

   The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. To a lesser extent, the Company designs, engineers and manufactures precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations, for sale to OEMs, Tier I automotive suppliers and other industrial customers. Furthermore, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. In addition, through its minority-owned investment in Valley City Steel LLC, as described below, the Company provides the intermediary steel processing service of pickling. The Company has sixteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

History

   In November 1996, the Company acquired substantially all of the assets of Greenfield Die & Manufacturing Corp. ("Greenfield"), which was headquartered in Canton, Michigan, a suburb of Detroit. Greenfield conducts operations as "Canton Manufacturing Division" and "Canton Die Division." In July 2000, the Company announced that it would seek strategic alternatives for Canton Die Division. As of October 31, 2000, the Company anticipated selling the assets of Canton Die Division for $11.8 million, recorded a pre-tax asset impairment charge of $12.8 million, and had classified these net assets as held for sale. The Company was unable to sell these assets during fiscal 2001; therefore, in October 2001, the decision was made to cease operations at this facility during fiscal 2002. As the Company currently does not have a specific plan for these assets, the assets of Canton Die Division are no longer classified as held for sale as of October 31, 2001. Certain assets of Canton Die Division may be transferred to other Shiloh locations or may be sold. During fiscal 2001, the Company recorded an additional pre-tax asset impairment charge of $1.5 million and a pre-tax restructuring charge of $0.4 million associated with the shutdown of this facility. The impairment charge was primarily taken to write down the long-lived assets to their current estimated fair value.

   In August 1997, the Company acquired C&H Design Company, formerly d.b.a. C&H Die Technology and d.b.a. Utica Die Division, ("C&H") which was headquartered in Utica, Michigan. In October 2000, the Company closed the operations of C&H and transferred certain of its assets to other Shiloh locations. In July 1998, the Company commenced operation of Jefferson Blanking, Inc. ("Jefferson Blanking"), a blanking facility in Pendergrass, Georgia.

   In November 1999, the Company acquired the automotive division of MTD Products Inc ("MTD Automotive") for $20.0 million in cash and 1,428,571 shares of common stock, par value $0.01 per share, of the Company (the "Common Stock"), of which 535,714 were contingently returnable at November 1, 1999.

Pursuant to the terms of the earnout provisions of the Asset Purchase Agreement, dated as of June 21, 1999, as amended (the "Purchase Agreement"), entered into by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc ("MTD Products"), the aggregate consideration was increased due to the performance of MTD Automotive during the first twelve months subsequent to consummation of such acquisition. As a result of the subsequent performance of MTD Automotive, the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and in January 2001, the Company issued MTD Products an additional 288,960 shares of Common Stock and the Company's wholly owned subsidiary issued a note in the aggregate principal amount of $4.0 million. The Company was guarantor of the note. In accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements relating to fiscal 2000. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $0.3 million. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. In October 2001, the Company settled a contingency set forth in the Purchase Agreement related to price concessions for fiscal 2001 for approximately $1.3 million. This additional reduction to the purchase price is reflected in the Company's financial statements as of October 31, 2001. Also in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency.

   In July 2000, the Company commenced operation of Shiloh de Mexico S. A. de C.V. ("Shiloh of Mexico" or "Saltillo Welded Blank Division"), a blanking facility in Saltillo, Mexico utilizing laser welded technology. On August 29, 2000, the Company acquired substantially all the assets of A.G. Simpson (Tennessee), Inc., d.b.a. Dickson Manufacturing Division ("Dickson"), for approximately $49.2 million, including approximately $1.2 million in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the purchase agreement with respect to the acquisition of Dickson in which approximately $4.5 million was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000.

   On July 31, 2001, the Company completed the sale of land, building and certain other assets of the Wellington Die Division for $3.5 million in cash resulting in a pre-tax loss of approximately $1.0 million. In addition, the Company recorded a pre-tax asset impairment charge of $2.2 million associated with the remaining assets of this facility and a restructuring charge of $0.2 million. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

   On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking Industries, LLC ("Viking") for $12.4 million. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel, LLC ("VCS LLC"), in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the joint venture conducts its operations, and leases these facilities to the joint venture. The new entity continues to supply steel processing services to the Company. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put purchase price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the others' interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC and owned by the Company secures debt incurred by VCS LLC. The debt matures in August 2003. Once this debt is discharged and released, the Company's ownership in VCS LLC will be reduced to 40% and Viking's interest increased to 60%. As a result of the transaction changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss by $11.7 million.

   In September 2001, the decision was made to cease operations at the Shiloh of Michigan ("SOM" or "Romulus Blanking Division") blanking facility during fiscal 2002. This facility, located in Romulus, Michigan, was opened in 1996. During the fourth quarter of fiscal 2001, the Company recorded a pre-tax asset impairment charge of $5.8 million to write down certain assets to their estimated fair value. In addition, the Company recorded a pre-tax restructuring charge of $0.4 million associated with the closing of this facility. As of October 31, 2001, the Company has classified $7.5 million of real property and certain machinery and equipment at this facility as assets held for sale. Remaining assets will be sold or transferred to other operations within the Company.

   The Company's principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (302) 998-0592. Unless otherwise indicated, all references to the "Company" or "Shiloh" refer to Shiloh Industries, Inc. and its direct and indirect subsidiaries.

Industry

 Engineered Products

   In the engineered products business, OEMs and Tier I automotive suppliers purchase steel components from suppliers such as the Company. The Company manufactures these components and also engineers and builds tools and dies used in its blanking and stamping operations. In addition, the Company produces tools and dies and welding and assembly equipment for its customers. OEMs typically find it more cost effective and time efficient to focus their core operations on vehicle assembly, marketing and distribution.

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

Products and Manufacturing Processes

 Engineered Products

   The Company produces precision stamped steel components through its blanking and stamping operations. Blanking is a process in which flat-rolled steel is cut into precise two dimensional shapes by passing steel through a press, employing a blanking die. These blanks are used principally by manufacturers in the automobile, heavy truck, heating, ventilation and air conditioning ("HVAC") and lawn and garden industries. These blanks are used by the Company's automotive and heavy truck customers for automobile exterior parts, including fenders, hoods, doors and side panels, and heavy truck wheel rims and brake components. The Company's HVAC and lawn and garden customers use blanks primarily for compressor housings and lawn mower decks.

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

 Intermediate Steel Processing

   The Company processes flat-rolled steel principally for primary steel producers and manufacturers that require processed steel for end-product manufacturing purposes. The Company also processes flat-rolled steel for internal blanking and stamping operations. The Company either purchases hot-rolled and cold-rolled steel from primary steel producers located throughout the Midwest or receives the steel on a toll-processing basis and does not acquire ownership of it. This steel typically requires additional processing to meet the requirements of the end-product manufacturers. The Company's intermediate processing operations include oiling, slitting, cutting-to-length, edge trimming, roller leveling and quality inspecting of flat-rolled steel. In addition, through its minority-owned investment in VCS LLC, the Company provides the steel processing service of pickling.

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

   Cold-rolled and hot-rolled steel often go through additional processing operations to meet the requirements of end-product manufacturers. Slitting is the cutting of coiled steel to precise widths. Cutting-to-length produces steel cut to specified lengths ranging from 12 inches to 168 inches. Edge trimming removes a specified portion of the outside edges of the coiled steel to produce a uniform width. Roller leveling flattens the steel by applying pressure across the width of the steel to make the steel suitable for blanking and stamping. To achieve high quality and increased volume levels and to be responsive to customers' just-in-time supply requirements, most of the Company's steel processing operations are computerized and have combined several complementary processing lines, such as slitting and cutting-to-length at single facilities. In addition to cleaning, leveling and cutting steel, the Company inspects steel to detect production flaws and utilize computers to provide both visual displays and documented records of the thickness maintained throughout the entire coil of steel. The Company also performs inventory control services for some customers.

Customers

   The Company produces blanked and stamped parts and processed flat-rolled steel for a variety of industrial customers. The Company supplies steel blanks, stampings and modular assemblies primarily to North American automotive manufacturers and stampings to Tier I automotive suppliers. The Company also supplies blanks and stampings to manufacturers in the lawn and garden, HVAC, home appliance and construction industries. Finally, the Company processes flat-rolled steel for a number of primary steel producers.

   One of the Company's largest customers is the Parma, Ohio stamping facility of the metal fabricating division of General Motors. The Company has been working with General Motors for more than 20 years and operates a vendor managed program to supply blanks, which includes on-site support staff, electronic data interchange, logistics support and a just-in-time delivery system. The acquisition of MTD Automotive in November 1999 established Ford Motor Company as another significant customer. The Company supplies Ford with stampings and assemblies.

   In fiscal 2001, General Motors and Ford accounted for approximately 28.4% and 12.9% of the Company's revenues, respectively.

Sales and Marketing

   The current sales force consists of approximately 40 individuals. These individuals directly market the Company's automotive and steel processing products and services. The sales force is organized to enable the Company to target sales and marketing efforts at three distinct types of customers:

  .  OEM customers;

  .  Tier I suppliers; and

  .  Steel consumers and producers.

   To supplement the sales and marketing efforts, the Company operates a sales and technical center in Auburn Hills, Michigan, which is in close proximity to its automotive customers. The Company's engineering staff at this center provides total program management, technical assistance and advanced product development support to customers during the product development stage.

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

Raw Materials

   The basic materials required for the Company's operations are hot and cold-rolled steel. The Company obtains steel from a number of primary steel producers. A significant portion of the steel processing products and services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

Competition

   Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and DaimlerChrysler, as well as independent domestic and international Tier I and Tier II suppliers, which have blanking facilities and greater financial and other resources than the Company. The market for the Company's steel processing operations is also highly competitive. The Company competes with a number of steel processors in its region, such as Worthington Industries, Liberty Steel Fabricating, Inc., Precision Strip, Inc., and primary steel producers, many of which also have comparable facilities and greater financial and other resources than the Company. The primary characteristics of competition encountered in each of these markets are product quality, service, price and technological innovation. In addition, competition for sales of automotive stamped modules is intense. Primary competitors in North America for the stamping business are Aetna/Sofedit, Cosma, a division of Magna International, Oxford Automotive and Tower Automotive. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities.

Employees

   As of December 31, 2001, the Company had approximately 3,080 employees. The employees at four of the subsidiaries, an aggregate of approximately 1,095 employees, are covered by five collective bargaining agreements that are due to expire in May 2002, June 2002, May 2004, August 2005 and June 2006. The collective bargaining agreement that expires in June 2002 relates to the Romulus Blanking Division where operations will cease during fiscal 2002.

Backlog

   Because the Company generally conducts its steel processing operations on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

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

Environmental Matters

   The Company is subject to environmental laws and regulations concerning:

  .  emissions to the air;

  .  discharges to waterways; and


  . generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.

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

   MTD Automotive, at its facilities in Parma and Valley City, Ohio, has engaged in industrial manufacturing operations since 1946 and 1968, during which time various hazardous substances have been handled at each facility. As a consequence of these historic operations, the potential for liability relating to contamination of soil and groundwater may exist at the Parma facility, which the Company leases from MTD Products, and the Valley City facility, which the Company owns. Although the Company could be liable for cleanup costs at these facilities, MTD Products is contractually obligated to indemnify the Company against any such costs arising as a result of operations prior to the Company's acquisition of the MTD Automotive business.

Item 2. Properties

   The Company is a Delaware holding company that has sixteen wholly owned subsidiaries located in Ohio, Michigan, Georgia, Tennessee and Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company considers full capacity of its operating facilities to be three eight hour shifts for 5.5 days per week. At October 31, 2001, the Company was operating at approximately 50% capacity. The Company's facilities, all of which are owned (except for its Utica, some of its Canton and Auburn Hills, Michigan, Wellington and Cleveland, Ohio facilities), are as follows:

                                               Square         Date of
Subsidiary                Location             Footage       Operation Description of Use
----------                --------             -------       --------- ------------------
Shiloh Corporation,
 d.b.a.                                                                Blanking/Tool and Die
 Mansfield Blanking
 Division                 Mansfield, Ohio      295,240         1955    Production
Medina Blanking, Inc.,
 d.b.a.
 Medina Blanking
 Division and Ohio
 Welded Blank Division    Valley City, Ohio    489,481         1986    Blanking
The Sectional Die
 Company, d.b.a.
 Wellington Die Division  Wellington, Ohio      85,667(1)      1998    Tool and Die Production
Sectional Stamping,
 Inc., d.b.a.
 Wellington Stamping
 Division                 Wellington, Ohio     226,316         1987    Stamping
VCS Properties, LLC       Valley City, Ohio    260,000(2)      1977    Other Steel Processing
Liverpool Coil
 Processing
 Incorporated, d.b.a.
 Liverpool Coil
 Processing Division      Valley City, Ohio    244,000         1990    Other Steel Processing
Shiloh of Michigan, LLC,
 d.b.a.
 Romulus Blanking
 Division                 Romulus, Michigan    170,600(3)      1996    Blanking
Greenfield Die &
 Manufacturing Corp.,
 d.b.a.
 Canton Manufacturing
 Division and Canton Die                                               Stamping/Tool and Die
 Division                 Canton, Michigan     280,370(4)      1996    Production
C&H Design Company,
 d.b.a.
 Utica Die Division       Utica, Michigan       62,500(5)      1997    Tool and Die Production
Jefferson Blanking,
 Inc., d.b.a.
 Jefferson Blanking
 Division                 Pendergrass, Georgia 190,600         1998    Blanking
Shiloh de Mexico S.A. de
 C.V. Shiloh Industries,
 Inc., d.b.a.
 Saltillo Welded Blank
 Division                 Saltillo, Mexico     153,020         2000    Blanking
Shiloh Automotive, Inc.,
 d.b.a.
 Liverpool Stamping
 Division and MTD
 Automotive               Valley City, Ohio    250,000(6)      1999    Stamping
Shiloh Automotive, Inc.,
 d.b.a.
 Cleveland Stamping
 Division, Cleveland Die
 Division and MTD                                                      Stamping/Tool and Die
 Automotive               Cleveland, Ohio      395,000(6)(7)   1999    Production/Administration
Dickson Manufacturing,
 d.b.a. Dickson
 Manufacturing Division   Dickson, Tennessee   242,000         2000    Stamping

--------
(1) This facility was sold on July 31, 2001 and is leased through January 31, 2002 to the Company from the purchaser of Wellington Die Division.

(2) This facility is currently leased to Viking and VCS LLC conducts its operations from this site.

(3) The land, building and certain machinery and equipment at this facility are held for sale as of October 31, 2001.

(4) Represents five facilities, three of which are leased. The tool and die operations conducted by Canton Die Division will cease during fiscal 2002. The three leased facilities used by Canton Die Division are subject to a long term lease.

(5) Since October 31, 2000, operations of Utica Die Division ceased to be conducted at these facilities. The Company negotiated early termination of these leases during the first quarter of fiscal 2002.

(6) The Valley City facility is owned by the Company and the Cleveland facility is leased to the Company from MTD Products.

(7) Includes leased facilities that house the Sales and Technical Center in Auburn Hills, Michigan.

Item 3. Legal Proceedings

   The Company is involved in various lawsuits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001.

Item 4A. Executive Officers of the Company

   The information under this Item 4A is furnished pursuant to Instruction 3 to
Item 401(b) of Regulation S-K.

   Curtis E. Moll, Chairman of the Board. Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Products Inc, a privately-held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 62 years old.

   Theodore K. Zampetis, President and Chief Executive Officer. On January 28, 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. From January 2001 to January 2002, he served as President of Strategic Partners International, LLC, a management consulting firm. From November 1999 to December 2000, Mr. Zampetis independently conducted research and performed certain consulting services. Previously, he had worked for 27 years at Standard Products Company, a manufacturer of rubber and plastic parts principally for automotive original equipment manufacturers, where he held various positions, including serving as the President and Chief Operating Officer of World Wide Operations from 1991 to 1999 at which point Standard Products was sold to Cooper Tire. Mr. Zampetis is 56 years old.

   John F. Falcon, President and Chief Executive Officer. From April 1999 until January 28, 2002, Mr. Falcon had been the President and Chief Executive Officer and a Director of the Company. From 1995 to April 1999, Mr. Falcon held several positions at Lear Corporation, a supplier of automotive interior systems, including Director of Interiors for its General Motors division. Prior to that time, he had over twenty years of experience at General Motors, a manufacturer of vehicles, where he held several positions, including, among others, Worldwide Operations Manager for ignition and filtration products. Mr. Falcon is 53 years old. Mr. Falcon left the Company in January 2002.

   Stephen E. Graham, Chief Financial Officer. Mr. Graham was named Chief Financial Officer in October 2001. From February 2000 to October 2001, Mr. Graham served as Executive Vice President and Chief Financial Officer of Republic Technologies International, a steel manufacturing company. From May 1996 to February 2000, Mr. Graham served as Vice President and Chief Financial Officer of Dura Automotive, a Tier I automotive supplier. Prior to that time, Mr. Graham held senior financial management positions with automotive and truck component manufacturers such as Magna International, Truck Components and Cambridge Industries. Mr. Graham is 44 years old.

   David K. Frink, Vice President of Engineered Welded Blanks. Mr. Frink was named Vice President of Engineered Welded Blanks in July 1997. He also served as Director of Corporate Purchasing from May 1996 to November 1999. Mr. Frink was President of Steel Processing from August 1996 to July 1997. Prior to August 1996, Mr. Frink had been the plant general manager at Liverpool Coil Processing since June 1991. Prior to that time, Mr. Frink had over 21 years of experience in the integrated steel industry working for LTV Steel. Mr. Frink is 54 years old. Mr. Frink left the Company in February 2002.

   Larry D. Paquin, Vice President of Quality and Continuous Improvement. Mr. Paquin has served as Vice President of Quality and Continuous Improvement since August 1999. Prior to his tenure with the Company, Mr. Paquin had been Vice President and General Manager of Thomas Madison Incorporated, a privately-held automotive stamping manufacturer, from April 1996 to July 1999. Prior to that time, Mr. Paquin served as President of the Crescive Die and Tool Company, a privately-held tool and die manufacturer. Mr. Paquin is 58 years old. Mr. Paquin left the Company in February 2002.

   Mark D. Theisen, Vice President of Sales and Marketing. Mr. Theisen was named Vice President of Sales and Marketing in January 2001. Prior to that time, Mr. Theisen served as Vice President of Strategic Planning and Purchasing. Mr. Theisen was named Vice President of Strategic Planning of the automotive division of MTD Products in August 1998 and served as General Manager of the automotive division of MTD Products from June 1997 to August 1998. Prior to that time Mr. Theisen had been Marketing Manager of the automotive division of MTD Products from April 1995 to June 1997 and Sales Account Manager of the automotive division of MTD Products prior to that time. Mr. Theisen is 39 years old.

   Patrick C. Boyer, Vice President of Tooling and Design. Mr. Boyer was named Vice President of Tooling and Design in June 1999. Prior to June 1999, Mr. Boyer was Vice President of Marketing from November 1998 to May 1999. Prior to that time, Mr. Boyer served as Plant General Manager of Wellington Stamping Division for a six-year period. Mr. P. Boyer is 46 years old. Mr. Boyer left the Company in January 2002.

   Hayden M. Cotterill, Vice President of Engineered Products. Mr. Cotterill was named Vice President of Engineered Products in January 2000. Mr. Cotterill was employed by the Oxford Group, a Tier II supplier, from April 1998 to January 2000, where he held the position of General Manager of the suspension business unit. Prior to that time, he had over twenty-five years of experience with Eaton Corporation, a global diversified industrial manufacturer, in various positions, including general manager of two divisions of the automotive group. Mr. Cotterill is 54 years old. Mr. Cotterill left the Company in February 2002.

   Stephen J. Tomasko, Vice President of Human Resources. Mr. Tomasko was named Vice President of Human Resources in April 2000. Prior thereto, Mr. Tomasko had been employed by the Reserve Group, a privately held company engaged in the acquisition and expansion of businesses involved in the production of steel and stampings. He held various positions at the Reserve Group and since 1995, he served as the Vice President of Administration. Mr. Tomasko is 58 years old. Mr. Tomasko left the Company in February 2002.

   Robert A. Henderson, Vice President of Blanking. Mr. Henderson was named Vice President of Blanking in November 2000. Prior to that time, he served as Interim General Manager in charge of Mansfield Blanking and Romulus Blanking from November 1999 to November 2000. Prior thereto, he served as the Assistant Plant General Manager for Mansfield Blanking Division and in various accounting capacities for the Company since joining it in July 1996. Mr. Henderson began his career with Ernst & Young LLP. Mr. Henderson is 34 years old.

   John R. Walker, Vice President of Technical and Strategic Planning. Mr. Walker was named Vice President of Technical and Strategic Planning in January 2001. From June 1998 to January 2001, Mr. Walker had been employed by Oxford Automotive, an automotive manufacturer of closure panels, structural components, and springs in the capacity of Executive Director of Advanced Modular Systems and Global Integration. From 1993 to June 1998 he was Vice President Engineering for A.O. Smith Corporation, an automotive products company. Prior to that time his experience included over 23 years in automotive related businesses, serving in key manufacturing, engineering, tooling, as well as product design and development roles. Mr. Walker is 54 years old.

   James E. Buddelmeyer, Vice President of Materials and Procurement. Mr. Buddelmeyer was named Vice President of Materials and Procurement in November 1999. Prior thereto, Mr. Buddelmeyer had been employed by Arvin-Meritor, a Tier I heavy truck and automotive supplier. He had over twenty-three years of experience with Arvin-Meritor where he held positions in operations and materials management. Mr. Buddelmeyer is 50 years old. Mr. Buddelmeyer left the Company in February 2002.

   Richard K. Holmes, Vice President of Engineering Technology. Mr. Holmes was named Vice President of Engineering Technology in November 1999. Prior to November 1999, Mr. Holmes held the position of Senior Vice President of Product Development of MTD Products. Prior thereto, Mr. Holmes served in various positions for MTD Products from 1993 to November 1998. Prior to that time, he had over 17 years of experience with Firestone Steel Products and General Motors. Mr. Holmes is 49 years old.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

   As of the close of business on February 11, 2002, there were 151 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds
400. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in April 1993. The Company currently intends to retain earnings and does not anticipate paying dividends in the foreseeable future. The Common Stock is traded on the Nasdaq National Market under the symbol "SHLO." On February 12, 2002, the closing price for the Company's Common Stock was $1.40 per share.

   The Company's Common Stock commenced trading on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 2000 and 2001.

                                                                  High     Low
                                                                 ------- -------
   1st Quarter
     January 31, 2000........................................... $11.875 $  8.00
   2nd Quarter
     April 30, 2000............................................. $ 10.00 $9.0625
   3rd Quarter
     July 31, 2000.............................................. $ 11.00 $  5.50
   4th Quarter
     October 31, 2000........................................... $  9.25 $ 5.875
   1st Quarter
     January 31, 2001........................................... $ 6.438 $  2.50
   2nd Quarter
     April 30, 2001............................................. $  5.75 $ 2.850
   3rd Quarter
     July 31, 2001.............................................. $ 5.680 $ 3.750
   4th Quarter
     October 31, 2001........................................... $ 7.690 $  1.90

   On November 1, 1999, the Company issued 1,428,571 shares of its Common Stock to MTD Products as a portion of the consideration for the acquisition by the Company of MTD Automotive. As consideration owed by the Company to MTD Products Inc under the earnout provision of the Purchase Agreement, the Company issued 288,960 shares of its Common Stock in January 2001. In addition, as of December 31, 2001, the Purchase Agreement was further amended and in accordance therewith, in January 2002, the Company issued to MTD Products 42,780 shares of its Series A Preferred Stock. These issuances of shares of Common Stock and Preferred Stock were exempt from the registration requirements of the Securities Act of 1933 based on Section 4(2) of such Act.

Item 6. Selected Financial Data

   The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2001 is derived from the consolidated financial statements of the Company, which has been audited by PricewaterhouseCoopers LLP, independent accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report.

                                         Years Ended October 31,
                               -----------------------------------------------
(Dollars in thousands, except    2001      2000      1999      1998     1997
per share)                     --------  --------  --------  -------- --------
STATEMENT OF OPERATIONS DATA:
  Revenues.................... $662,447  $630,762  $354,220  $299,350 $273,161
                               ========  ========  ========  ======== ========
  Operating income (loss) as
   reported................... $(29,313) $ (7,269) $ 31,514  $ 30,019 $ 33,261
  Change in inventory costing
   method (1).................      --       (798)   (1,683)       42      (38)
                               --------  --------  --------  -------- --------
  Operating income (loss) as
   restated................... $(29,313) $ (8,067) $ 29,831  $ 30,061 $ 33,223
                               ========  ========  ========  ======== ========
  Net income (loss) as
   reported................... $(35,482) $(12,555) $ 15,310  $ 15,542 $ 20,093
  Change in inventory costing
   method (1).................      --       (476)   (1,045)       26      (23)
                               --------  --------  --------  -------- --------
  Net income (loss) as
   restated................... $(35,482) $(13,031) $ 14,265  $ 15,568 $ 20,070
                               ========  ========  ========  ======== ========
EARNINGS (LOSS) PER SHARE:(2)
Basic and diluted earnings
 (loss) per share:
  Net income (loss) as
   reported................... $  (2.40) $   (.88) $   1.17  $   1.19 $   1.54
  Change in inventory costing
   method (1).................      --       (.03)     (.08)      --       --
                               --------  --------  --------  -------- --------
  Net income (loss) as
   restated................... $  (2.40) $   (.91) $   1.09  $   1.19 $   1.54
                               ========  ========  ========  ======== ========
  Basic weighted average
   number of common shares....   14,798    14,290    13,081    13,061   13,032
  Diluted weighted average
   number of common shares....   14,798    14,290    13,085    13,103   13,066
OTHER DATA:
  Capital expenditures........ $ 41,171  $ 66,191  $ 58,417  $ 67,968 $ 63,164
  Depreciation and amortiza-
   tion.......................   28,164    23,819    18,304    15,270   11,012
BALANCE SHEET DATA:(1)(2)
  Working capital............. $ 87,028  $138,963  $ 85,011  $ 57,387 $ 46,201
  Total assets................  529,460   572,107   425,419   354,693  290,344
  Total debt..................  268,545   251,545   171,450   135,865   96,400
  Stockholders' equity........  131,687   178,996   177,827   163,562  147,061

--------
(1) During the fourth quarter of 2001, the Company changed the method of inventory costing from last-in first-out (LIFO) to first-in first-out
    (FIFO) for certain inventories.

(2) Purchase price adjustments made in connection with the acquisitions of MTD Automotive and Dickson Manufacturing Division are reflected in earnings
    (loss) per share and balance sheet data for fiscal 2001 and 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   The Company is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets. The Company's engineered products include blanks, stamped components and modular assemblies. The Company also designs, engineers and manufactures precision tools and dies for the automotive and other industries. In addition, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. In addition, through its minority-owned investment, VCS LLC, the Company provides the intermediary steel processing service of pickling. In fiscal 2001, approximately 92.0% of the Company's revenues were generated by sales to the automotive and light and heavy truck industries.

   The Company's origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960's. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its operating subsidiaries and in July 1993 completed an initial public offering of Common Stock.

   In August 1997, the Company acquired C&H, headquartered in Utica, Michigan. In October 1997, the Company incorporated Jefferson Blanking, Inc. and commenced operations at its facility located in Pendergrass, Georgia in July 1998.

   On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. The aggregate consideration for the acquisition of MTD Automotive consisted of $20.0 million in cash and the issuance of 1,428,571 shares of Common Stock to MTD Products, of which 535,714 were contingently returnable at November 1, 1999. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and the Company issued MTD Products an additional 288,960 shares of Common Stock and the Company's wholly owned subsidiary issued a note in the aggregate principal amount of $4.0 million. The Company was guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements relating to fiscal 2000. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $0.3 million. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. In October 2001, the Company resolved a contingency in the Purchase Agreement related to price concessions for approximately $1.3 million. This additional reduction to the purchase price was recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2001. Also, in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency.

   In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H and Canton Die Division, and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other Shiloh locations. During the fourth quarter of fiscal 2000, the Company recorded a pre-tax asset impairment charge of $6.5 million to write down certain long-lived assets to be disposed of. In addition, during the fourth quarter of fiscal 2000, the Company recorded a pre-tax restructuring charge of $1.2 million associated with the closing of this facility. In October 2001, the Company recorded an additional pre-tax asset impairment charge of $0.3 million to write down long-lived assets to their current estimated fair value.

   As of October 31, 2000, the Company anticipated selling the net assets of Canton Die Division for $11.8 million, recorded a pre-tax asset impairment charge of $12.8 million, and had classified these assets as held for sale. The Company was unable to sell these assets during fiscal 2001; therefore, in October 2001, the decision was made to cease operations at Canton Die Division during fiscal 2002. As the Company currently does not have a specific plan for these assets, the assets are no longer classified as held for sale as of October 31, 2001. Certain assets of Canton Die Division may be transferred to other Shiloh locations or may be sold. During fiscal 2001, the Company recorded an additional pre-tax asset impairment charge of $1.5 million and a pre-tax restructuring charge of $0.4 million associated with the shutdown of this facility. The impairment charge was primarily taken to write down the long-lived assets to their current estimated fair value.

   On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking for $12.4 million. In connection with this transaction, the Company and Viking formed VCS LLC in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the joint venture conducts its operations and leases these facilities to the joint venture. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put purchase price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the others interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC and owned by the Company secures debt incurred by VCS LLC. Once the debt matures in August 2003 and is discharged and released, the Company's ownership interest in VCS LLC will be reduced to 40% and Viking's interest will be increased to 60%. The new entity continues to supply steel processing services to the Company. As a result of the transaction changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss by $11.7 million.

   In July 2000, the Company commenced operations of Saltillo Welded Blank Division. On August 29, 2000, the Company acquired substantially all the assets of A.G. Simpson (Tennessee), Inc., d.b.a. Dickson Manufacturing Division, for approximately $49.2 million, including approximately $1.2 million in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the purchase agreement in which approximately $4.5 million was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000.

   On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division for $3.5 million in cash resulting in a pre-tax loss of $1.0 million. In addition, the Company recorded a pre-tax asset impairment charge of $2.2 million associated with the remaining assets of this facility and a restructuring charge of $0.2 million. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

   In September 2001, the decision was made to cease operations at Romulus Blanking Division during fiscal 2002. During the fourth quarter of fiscal 2001, the Company recorded a pre-tax asset impairment charge of $5.8 million to write down certain assets to their estimated fair value. In addition, the Company recorded a pre-tax restructuring charge of $0.4 million associated with the closing of this facility. As of October 31, 2001, the Company has classified $7.5 million of real property and certain machinery and equipment at this facility as assets held for sale. The remaining assets will be sold or transferred to other operations within the Company.

   During the fourth quarter of fiscal 2001, the Company recorded restructuring charges of $0.5 million associated with a reduction in its salaried workforce.

   During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from last-in first-out ("LIFO") to first-in first-out ("FIFO") for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company's steel inventory has experienced declines in costs due to supply and demand in the market place and many of the Company's peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company's inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company and will also provide a better matching of revenue and expenses. The change increased net loss in fiscal 2001 by $0.6 million or $.04 per share and $0.5 million or $.03 per share in 2000 and decreased net income by $1.0 million or $.08 per share in 1999, and increased retained earnings for years prior to 1999 by $0.7 million.

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

   A portion of the Company's steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or processes that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers' needs, the Company estimates that of total tons used or processed in its operations, approximately 67.1% in 2001, 75.9% in 2000 and 85.6% in 1999 were used or processed on a toll processing basis, excluding tons from which the Company receives a storage fee, approximately 61.0% in 2001, 72.5% in 2000 and 82.9% in 1999 were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 13.2% in 2001, 16.5% in 2000, and 27.6% in 1999. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company's stamping operations generally use more directly owned steel than its other operations.

   Changes in the price of scrap steel can have a significant effect on the Company's results of operations because substantially all of its operations generate engineered scrap steel. Engineered scrap steel is a planned by-product of the Company's processing operations. Changes in the price of steel, however, also can impact the Company's results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers. At times, however, the Company has been unable to do so.

   Over the last several years, the Company's results of operations have been adversely affected by a large number of facility expansions and start-up operations in recent periods, such as Saltillo Welded Blank Division and Ohio Welded Blank Division, an expansion facility of Medina Blanking, Inc. Operations at expanded and new facilities are typically less efficient than established operations due to the implementation of new production processes. In addition, the Company depends on customers to implement their purchase programs in a timely manner, which affects the Company's ability to achieve satisfactory plant utilization rates. When the customers fail to implement their programs in a timely manner, the Company's results are negatively impacted. In the Company's experience, operations at expanded or new facilities may be adversely impacted by the above factors for several periods. In addition, during the last two fiscal years, the Company's results of operations have been adversely impacted as a result of the shutdown and sale of certain operations. During a shutdown, the Company typically continues to incur certain fixed costs, such as overhead related expenses, while also experiencing a diversion of certain resources, such as management-related resources.

   The Company continues to maintain a customer/vendor relationship with LTV Steel Company ("LTV") with respect to purchasing processed steel from LTV's remaining inventory. In December 2000, LTV filed for bankruptcy protection under Title 11 of the United States Code. In December 2001, LTV was granted permission to liquidate assets under Title 7 of the United States Code. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material adverse effect on the Company's financial results.

   In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued effective for all fiscal years beginning after December 15, 2001 with early application encouraged. This Statement, which supersedes certain aspects of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

   In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for all fiscal quarters of fiscal years beginning after December 15, 2001 with earlier application permitted. This Statement establishes criteria for the recognition of intangible assets and their useful lives. It also results in companies ceasing the amortization of goodwill and requires companies to test goodwill for impairment on an annual basis. The Company is required to adopt SFAS No. 142 as of November 1, 2002. The Company is currently evaluating the impact that SFAS No. 142 will have on its financial condition and results of operations. The Company expects that it will no longer record $0.1 million of amortization associated with its $3.1 million of existing goodwill. The Company does not have any intangible assets impacted by SFAS No. 142.

   Effective November 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

Results Of Operations

   The following table sets forth statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                             Years Ended
                                                             October 31,
                                                          ---------------------
                                                          2001    2000    1999
                                                          -----   -----   -----
   Revenues.............................................. 100.0%  100.0%  100.0%
   Cost of sales.........................................  94.9    87.0    82.7
                                                          -----   -----   -----
   Gross profit..........................................   5.1    13.0    17.3
   Selling, general and administrative expense...........   9.6     8.8     8.9
   Asset impairment charges (recovery)...................   (.2)    5.2     --
   Restructuring charges.................................    .2      .2     --
                                                          -----   -----   -----
   Operating income (loss)...............................  (4.5)   (1.2)    8.4
   Interest expense......................................   3.2     2.4     2.1
   Interest income.......................................     *       *       *
   Minority interest.....................................   --      --       .1
   Other income (expense), net...........................   (.4)     .2       *
                                                          -----   -----   -----
   Income (loss) before taxes............................  (8.0)   (3.4)    6.5
   Provision (benefit) for income taxes..................  (2.6)   (1.3)    2.5
                                                          -----   -----   -----
     Net income (loss)...................................  (5.4)%  (2.1)%   4.0%
                                                          =====   =====   =====

--------
* Indicates that amounts are greater than 0.0 percent but less than 0.1 percent.

Year Ended October 31, 2001 Compared to Year Ended October 31, 2000
   Revenues. Revenues increased by $31.7 million, or 5.0%, to $662.4 million for the year ended October 31, 2001 from $630.8 million for the comparable period in 2000. The increase in revenues is primarily due to Saltillo Welded Blank Division and Dickson Manufacturing Division being included in the operational results for an entire year and increased revenues at Ohio Welded Blank Division. The increases at Ohio Welded Blank Division are primarily a result of increases in production at this facility as a result of increased demand related to sport utility platforms on which the Company supplies certain parts. The increases at these locations were partially off-set by the overall slow down in the automotive and light truck and heavy truck markets. In addition, the increase in revenues was partially offset as a result of the loss of revenue with respect to the sale of Valley City Steel on July 31, 2001. The percentage of revenues from directly owned steel processed was 86.8% for fiscal 2001 compared to 83.5% for fiscal 2000. Revenues from the toll processed steel were 13.2% for fiscal 2001 compared to 16.5% for fiscal 2000. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in revenue from automotive customers at Saltillo Welded Blank Division, Dickson Manufacturing Division and Ohio Welded Blank Division, which primarily use directly owned steel. In addition, scrap revenue decreased $4.5 million for fiscal 2001 both as a result of a decrease in the average scrap price per gross ton and a decrease in scrap volume as a result of a decrease in the total tons used or processed by the Company.

   Gross Profit. Gross profit decreased by $48.6 million, or 59.2%, to $33.5 million for fiscal 2001 from $82.1 million for the comparable period in 2000. Gross margin decreased to 5.1% in fiscal 2001 from 13.0% for the comparable period in 2000. The significant decrease in gross profit and gross margin is primarily related to the decrease in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel. In addition, lower gross margin and lower gross profit were experienced at Cleveland Die Division, Canton Die Division and Wellington Die Division as a result of the softening in the tool and die business and, with respect to results for the first nine months of fiscal 2001, at Valley City Steel as a result of the weakened steel industry.

   Selling, General And Administrative Expenses. Selling, general and administrative expenses increased by $7.6 million, or 13.7%, to $63.3 million in fiscal 2001 from $55.7 million in fiscal 2000. As a percentage of revenues, these expenses increased to 9.6% for fiscal 2001 from 8.8% for fiscal 2000. The increase in both dollars and percentage was primarily the result of bad debt expense relating to certain steel industry customers, who are currently in bankruptcy proceedings, and automotive industry customers, the inclusion of Saltillo Welded Blank Division and Dickson Manufacturing Division and increases at Ohio Welded Blank Division. The increase was partially off-set by the closing of C&H in October 2000 and the sale of Valley City Steel in July 2001.

   Other. The Company recognized an asset impairment recovery of $1.9 million for fiscal 2001 compared to an asset impairment charge of $33.2 million in fiscal 2000. The fiscal 2001 asset impairment recovery resulted from a reversal of the estimated loss associated with the sale of assets of Valley City Steel Company being held for sale offset by asset impairment charges resulting from the closings of Romulus Blanking Division, Wellington Die Division and Canton Die Division. In addition, a restructuring charge of $1.4 million was recognized for fiscal 2001 compared to a $1.2 million restructuring charge in fiscal 2000. The fiscal 2001 restructuring charge resulted from the closings of Romulus Blanking Division, Wellington Die Division, C&H and Canton Die Division and severance expenses related to a salaried workforce reduction. Interest expense increased to $21.2 million in fiscal 2001 from $15.4 million for the comparable period in fiscal 2000 due primarily to increased average borrowings outstanding for the purchase of Dickson Manufacturing Division, capital expansion at Saltillo Welded Blank Division and other capital expenditures made during fiscal 2000 and fiscal 2001. Interest expense of approximately $1.2 million relating to expansion of Ohio Welded Blank Division, the addition of Saltillo Welded Blank Division facility and new equipment at Dickson Manufacturing Division was capitalized in fiscal 2001. Other expense of $2.4 million for fiscal 2001 decreased from other income of $1.5 million in fiscal 2000 due primarily to loss on sale of assets at Wellington Die Division and C&H in fiscal 2001, which was partially offset by the gain on the Company jet of $1.2 million in fiscal 2000. The income tax benefit was $17.3 million in fiscal 2001 compared to $8.8 million in fiscal 2000, representing effective tax rates of 32.7% and 40.3%, respectively.

   Net Income (Loss). The net loss for fiscal 2001 of $35.5 million was $22.5 million greater than the net loss of $13.0 million for the comparable period in fiscal 2000. The increase in the net loss was substantially the result of decreases in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel, which was partially offset by a significant reduction in asset impairment charges (recovery) in fiscal 2001 compared to fiscal 2000.

Year Ended October 31, 2000 Compared To Year Ended October 31, 1999

   Revenues. Revenues increased by $276.5 million, or 78.1%, to $630.8 million for the year ended October 31, 2000 from $354.2 million for the comparable period in 1999. The increase in revenues is primarily due to the inclusion of MTD Automotive and Ohio Welded Blank Division. MTD Automotive was acquired on November 1, 1999 and accounted for $207.1 million, or 74.9% of the revenue increase in fiscal 2000 as compared to fiscal 1999. Ohio Welded Blank Division, dedicated to engineered welded blanks for the automotive sector, became operational on November 1, 1999 and accounted for $60.0 million, or 21.7% of the revenue increase in fiscal 2000 as compared to fiscal 1999. In addition, in fiscal 2000, scrap revenue increased $6.9 million as a result of (1) an increase in the average scrap price per gross ton and (2) an increase in scrap volume, primarily as a result of the inclusion of MTD Automotive and Ohio Welded Blank Division. Excluding MTD Automotive and Ohio Welded Blank Division, scrap sales increased $4.1 million in fiscal 2000 as compared to fiscal 1999. The percentage of revenues from directly owned steel processed was 83.5% for fiscal 2000 compared to 72.4% for fiscal 1999. Revenues from the toll processed steel were 16.5% for fiscal 2000 compared to 27.6% for fiscal 1999. This shift in the mix of revenue from toll processing to directly owned steel primarily resulted from the addition of MTD Automotive and Ohio Welded Blank Division, which derived substantial revenue from directly owned steel.

   Gross Profit. Gross profit increased by $20.8 million, or 34.0%, to $82.1 million for fiscal 2000 from $61.3 million for the comparable period in 1999. Gross margin decreased to 13.0% in fiscal 2000 from 17.3% for the comparable period in 1999. The increase in gross profit is primarily related to the acquisition of MTD Automotive, which has historically generated lower gross margins than the historical results of the Company's existing operations. The decline in gross margin is primarily a result of the addition of MTD Automotive and Ohio Welded Blank Division, which derive substantial revenue from sales of directly owned steel which results in higher revenues but lower gross margins. In addition, lower gross margin and lower gross profit were experienced at Canton Die Division and C&H as a result of the softening in the tool and die business and at Valley City Steel as a result of the weakening steel industry. Excluding MTD Automotive, Ohio Welded Blank Division, Canton Die Division, C&H and Valley City Steel, gross profit decreased by $2.7 million and gross margin increased to 19.7% for fiscal 2000.

   Selling, General And Administrative Expenses. Selling, general and administrative expenses increased by $24.3 million, or 77.2%, to $55.7 million in fiscal 2000 from $31.4 million in fiscal 1999. As a percentage of revenues, these expenses decreased slightly to 8.8% for fiscal 2000 from 8.9% for fiscal 1999. The largest component of the increase, in dollars, arose principally from the addition of MTD Automotive and Ohio Welded Blank Division. Excluding MTD Automotive and Ohio Welded Blank Division, selling, general and administrative expenses increased $14.2 million from fiscal 1999 and as a percentage of revenues increased to 12.6% from fiscal 1999. Additional increases are the result of: the addition of corporate personnel and related costs, a bad debt write-off relating to one customer, increased depreciation on the new business system software, write-off of costs relating to the high yield bond offering that was terminated during the fourth quarter of fiscal 2000, administrative expenses relating to Dickson Manufacturing Division, acquired in August 2000 and administrative expenses for the start-up of the Saltillo Welded Blank Division.

   Other. The Company recognized a one-time asset impairment charge of $33.2 million relating to assets held for sale at Canton Die Division and Valley City Steel as well as a one time charge of $1.2 million for restructuring related to the closing of C&H. Interest expense increased to $15.4 million in fiscal 2000 from $7.5 million for the comparable period in fiscal 1999 due primarily to increased average borrowings during fiscal 2000 that were primarily incurred in connection with acquisitions and capital expenditures made during fiscal 1999 and fiscal 2000. Interest expense of approximately $2.6 million relating to expansion of several facilities was capitalized in fiscal 2000. The income tax benefit was $8.8 million in fiscal 2000 compared with a provision for income tax of $8.7 million in fiscal 1999, representing effective tax rates of 40.3% and 37.9%, respectively.

   Net Income (Loss). Net income for fiscal 1999 decreased by $27.3 million to a net loss of $13.0 million for fiscal 2000. This decrease was substantially the result of the asset impairment charge and restructuring charge.

Liquidity And Capital Resources

   At October 31, 2001, the Company had $87.0 million of working capital, representing a current ratio of 1.9 to 1 and debt to total capitalization of 67.1%.

   Net cash provided by operating activities is primarily generated from operations of the Company plus non-cash charges for depreciation and amortization, which because of the capital intensive nature of the Company's business, are substantial. Net cash provided by operating activities for 2001 was $4.2 million as compared to $44.0 million for the comparable period in fiscal 2000. Fluctuations in working capital and operating losses were the primary factors causing the decrease in net cash provided by operations from fiscal 2000 to fiscal 2001. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

   Net cash used in investing activities for fiscal 2001 was $18.7 million compared to $137.0 million for the comparable period in fiscal 2000. The primary reasons for the decrease are the result of no acquisitions occurring in fiscal 2001, a reduction in capital expenditures offset by proceeds received primarily from the sale of assets of Valley City Steel and Wellington Die Division. Net cash provided by financing activities was $18.1 million in fiscal 2001 compared to $92.6 million in fiscal 2000. The primary reason for the decrease in fiscal 2001 compared to fiscal 2000 relates to decreased capital spending, decreased acquisition activity and proceeds from asset sales.

   The Company's estimated capital expenditures for fiscal 2002 are approximately $25.0 million. The capital expenditures in fiscal 2002 are anticipated to be primarily for support of new business, expected increases in existing business and to enhance productivity.

   Capital expenditures, excluding acquisitions, were $41.2 million during the year ended October 31, 2001 and $66.2 million during fiscal 2000. The capital expenditures made during 2001 were primarily for expansions of existing facilities of approximately $34.1 million, as well as sustaining capital expenditures of approximately $7.1 million.

   On August 11, 2000, the Company entered into a credit agreement with JP Morgan Chase, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The credit agreement had an original commitment of $300.0 million and expired in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1.5 million associated with the new Chase Manhattan credit agreement in the fourth quarter of fiscal 2000, which is being amortized over the term of the debt.

   Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization.

   On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10.0 million. In addition this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5% and the LIBOR factor ranges from 2.25% to 3.5%. The factor as determined by the pricing matrix was 3.5% as of October 31, 2001 and 2.0% as of October 31, 2000. As a result of this amendment, the Company capitalized deferred financing costs of $0.8 million which are being amortized over the remaining term of the debt.

   The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.375% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million. Total availability at October 31, 2001 under the Company's credit agreement was $290.0 million, of which $23.5 million was unused. The interest rate at October 31, 2001 and 2000 was 5.875% and 8.625%, respectively.

   The credit agreement is collateralized by an interest in all of the Company's and its wholly owned domestic subsidiaries' cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property and equipment, excluding fixtures and general intangibles such as patents, trademarks and copyrights.

   The credit agreement includes, without limitation, covenants involving minimum interest coverage, minimum tangible net worth coverage and a minimum leverage ratio. In addition, the credit agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, leaseback transactions, acquisitions, prepayments of other debt, hedging agreements and liens and encumbrances and certain transactions resulting in a change of control. As of October 31, 2001, the Company was not in compliance with its debt covenants under the credit agreement.

   On January 25, 2002, the Company's lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges form 2.5% to 4.0%. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company is required to obtain within 90 days of execution of the amendment and restatement $8.0 million in additional liquidity. This liquidity will be generated through certain transactions to be entered into with related parties and includes (1) the sale of certain machinery and equipment for $6.5 million, (2) payment of $1.0 million associated with a three year supply arrangement and (3) the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal of $0.5 million. In addition, the Company also has satisfied its requirement to generate approximately $12.0 million of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement, such as capital expenditures for the Company are limited to $29.1 million for the fiscal year ending October 31, 2002 and the Company is required to achieve earnings before interest, taxes, depreciation and amortization ("EBITDA") of $24.3 million for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender's commitment. In addition, JP Morgan Chase received an arrangement fee of $0.2 million. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. The Company is currently in compliance with its covenants under the amended and restated credit agreement.

   On January 22, 2001, the Company's wholly-owned subsidiary, MTD Automotive, executed a note in the aggregate principal amount of approximately $4.0 million in favor of MTD Products Inc as partial payment of the additional consideration owed to MTD Products based on the performance of MTD Automotive for the first twelve months subsequent to consummation of such acquisition. Specifically, aggregate consideration increased in that the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company, the Company issued MTD Products an additional 288,960 shares of Common Stock and the note was issued to MTD Products Inc. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $0.3 million. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002.

   In January 2001, due to certain purchase price adjustments made pursuant to the Asset Purchase Agreement, dated July 18, 2000, by and between the Company and Dickson Manufacturing Division, approximately $4.5 million was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000.

   In February 2001, the Company terminated its demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million.

   On July 31, 2001, the Company repaid the $5.4 million Medina County, Ohio variable rate industrial revenue bonds in connection with the sale of certain assets of Valley City Steel. These variable rate industrial revenue bonds due in 2010 had been issued in March 1995 by Medina County, Ohio on behalf of the Company for an aggregate of $5.4 million in principal amount. These bonds had been secured by a letter of credit.

   On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking for $12.4 million. In connection with this transaction, the Company and Viking formed VCS LLC in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the operations of the joint venture take place, and leases these to the joint venture. The new entity continues to supply steel processing services to the Company. The land and building leased by VCS LLC and owned by the Company secures debt incurred by VCS LLC. Once the debt matures in August 2003 and is discharged and released, the Company's ownership interest in VCS LLC will be reduced to 40% and Viking's interest will be increased to 60%. As a result of the transaction changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss by $11.7 million.

   On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division for $3.5 million in cash resulting in a pre-tax loss of $1.0 million. In addition, The Company recorded a pre-tax asset impairment charge of $2.2 million associated with the remaining assets of this facility and a restructuring charge of $0.2 million. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

   The Company continues to maintain a customer/vendor relationship with LTV with respect to purchasing processed steel from LTV's remaining inventory. In December 2000, LTV filed for bankruptcy protection under Title 11 of the United States Code. In December 2001, LTV was granted permission to liquidate assets under Chapter 7 of the United States Code. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material adverse effect on the Company's business, financial condition or results of operations.

   During 2001, the Company was unable to sell the net assets of Canton Die Division. In October 2001, the decision was made that operations at this facility would cease during fiscal 2002. The Company recorded a pre-tax asset impairment charge of $1.5 million and a pre-tax restructuring charge of $0.4 million associated with the shutdown of this facility. The impairment charge was primarily taken to write down the long-lived assets to their current estimated fair value.

   In September 2001, the decision was made to cease operations at the Romulus Blanking Division during fiscal 2002. During the fourth quarter ended October 31, 2001, the Company recorded a pre-tax asset impairment charge of $5.8 million to write-down certain assets to their estimated fair value. Fair value was primarily based on appraisal values. Actual sale value may differ significantly from such estimates. In addition, the Company recorded a pre-tax restructuring charge of $0.4 million associated with the closing of the Romulus Blanking Division. The Company has classified $7.5 million of real property and certain machinery and equipment, which it intends to sell during fiscal 2002, as Net Assets Held for Sale as of October 31, 2001.

   During the fourth quarter of fiscal 2001, the Company recorded restructuring charges of $0.5 million associated with a reduction in its salaried workforce.

   The Company from time to time is involved in various stages of discussion or negotiation regarding other acquisitions, dispositions and other such transactions and strategic alternatives. There is no assurance that any such sale or strategic or other alternative will be consummated.

   The Company is involved in various lawsuits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   The Company believes that it has sufficient resources available to meet the Company's cash requirements through at least the next twelve months. The Company believes that it can adequately fund its cash needs for the foreseeable future through borrowings under the amended credit agreement and cash generated from operations. In addition, the Company anticipates improving its cash position by accelerating receipt of payments from certain customers, obtaining tax refunds from federal and state government, reducing inventory levels and through the sale of certain plant, property and equipment. The Company's capital requirements will depend on and could increase as a result of many factors, including, but not limited to, the ability of the Company to accomplish its strategic objectives, further downturns in the automotive and light truck and heavy industries and in the economy in general.

Effect Of Inflation

   Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company's financial results.

Euro

   On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currency existing prior to such date in the Participating Countries was phased out, effective January 1, 2002. Because the Company has no European operations and no material European sales, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

Outlook

   The statements contained in this Annual Report of Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitation, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, the dependence of the automotive and light truck industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iii) increases in the price of, or limitations on the availability of steel, the Company's primary raw material, or decreases in the price of scrap steel (iv) risks associated with integrating operations of acquired companies, (v) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (vi) risks related to conducting operations in a foreign country,
(vii) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers or (viii) changes in the estimated sale prices of assets held for sale. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants........................................   27
Consolidated Balance Sheets at October 31, 2001 and 2000.................   28
Consolidated Statements of Operations for the three years ended October
 31, 2001................................................................   29
Consolidated Statements of Cash Flows for the three years ended October
 31, 2001................................................................   30
Consolidated Statements of Stockholders' Equity for the three years ended
 October 31, 2001........................................................   31
Notes to Consolidated Financial Statements...............................   32

   Financial Statement Schedule for the three years ended October 31, 2001 is included in Item 14 of this Annual Report of Form 10-K.

II--Valuation and Qualifying Accounts and Reserves

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for certain inventories in 2001.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
February 12, 2002

                            SHILOH INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           October 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                      ASSETS:
Cash and cash equivalents.......................... $  4,715,384  $  1,172,597
Accounts receivable, net...........................   95,172,408   127,572,671
Income tax receivable..............................    2,713,969     1,346,659
Inventories, net...................................   58,350,213    67,733,557
Net assets held for sale...........................    7,499,946    32,705,765
Deferred income taxes..............................   11,535,482    13,980,429
Prepaid expenses...................................    3,237,120     5,039,467
                                                    ------------  ------------
    Total current assets...........................  183,224,522   249,551,145
                                                    ------------  ------------
Property, plant and equipment, net.................  315,284,720   308,315,249
Goodwill, net......................................    3,143,500     3,793,616
Investment and advances to affiliate...............   12,273,888           --
Other assets.......................................   15,533,845    10,447,412
                                                    ------------  ------------
    Total assets................................... $529,460,475  $572,107,422
                                                    ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY:


Accounts payable................................... $ 78,753,589  $ 89,615,428
Advanced billings..................................      382,120       580,758
Other accrued expenses.............................   17,060,767    20,391,366
                                                    ------------  ------------
    Total current liabilities......................   96,196,476   110,587,552
                                                    ------------  ------------
Long-term debt.....................................  268,545,392   251,545,392
Deferred income taxes..............................      125,777    22,883,801
Long-term benefit liabilities......................   31,096,229     6,296,336
Other liabilities..................................    1,809,601     1,798,526
                                                    ------------  ------------
    Total liabilities..............................  397,773,475   393,111,607
                                                    ------------  ------------


Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 per share; 5,000,000 shares
   authorized and unissued.........................          --            --
  Common stock, par value $.01 per share;
   25,000,000 shares authorized; 14,798,094 shares
   issued and outstanding at October 31, 2001 and
   2000, respectively..............................      147,980       147,980
  Paid-in capital..................................   53,924,048    53,924,048
  Retained earnings................................   89,783,206   125,265,330
  Other comprehensive loss.........................  (12,168,234)     (341,543)
                                                    ------------  ------------
    Total stockholders' equity.....................  131,687,000   178,995,815
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $529,460,475  $572,107,422
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended October 31,
                                        ----------------------------------------
                                            2001          2000          1999
                                        ------------  ------------  ------------
Revenues..............................  $662,446,826  $630,761,934  $354,219,562
Cost of sales.........................   628,922,572   548,662,325   292,947,853
                                        ------------  ------------  ------------
Gross profit..........................    33,524,254    82,099,609    61,271,709
Selling, general and administrative
 expenses.............................    63,343,792    55,698,948    31,441,216
Asset impairment charges (recovery)...    (1,917,523)   33,237,367           --
Restructuring charges.................     1,410,757     1,229,932           --
                                        ------------  ------------  ------------
Operating income (loss)...............   (29,312,772)   (8,066,638)   29,830,493
Interest expense......................    21,186,489    15,406,999     7,488,570
Interest income.......................        94,197        94,228       109,331
Minority interest.....................           --            --        473,975
Other income (expense), net...........    (2,369,177)    1,535,679        65,682
                                        ------------  ------------  ------------
Income (loss) before equity in net
 earnings of affiliated company and
 income taxes.........................   (52,774,241)  (21,843,730)   22,990,911
Equity in net earnings of affiliated
 company..............................        20,809           --            --
                                        ------------  ------------  ------------
Income (loss) before income taxes.....   (52,753,432)  (21,843,730)   22,990,911
Provision (benefit) for income taxes..   (17,271,308)   (8,812,314)    8,725,480
                                        ------------  ------------  ------------
  Net income (loss)...................  $(35,482,124) $(13,031,416) $ 14,265,431
                                        ============  ============  ============
Basic earnings (loss) per share:
  Net income (loss)...................  $      (2.40) $       (.91) $       1.09
                                        ============  ============  ============
  Weighted average number of common
   shares.............................    14,798,094    14,290,105    13,080,563
                                        ============  ============  ============
Diluted earnings (loss) per share:....
  Net income (loss)...................  $      (2.40) $       (.91) $       1.09
                                        ============  ============  ============
  Weighted average number of common
   shares.............................    14,798,094    14,290,105    13,085,283
                                        ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended October 31,
                                      -----------------------------------------
                                          2001           2000          1999
                                      -------------  -------------  -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss).................  $ (35,482,124) $ (13,031,416) $14,265,431
  Adjustments to reconcile net
   income (loss) from continuing
   operations to net cash provided
   by operating activities:
    Depreciation and amortization...     28,163,558     23,819,306   18,303,985
    Asset impairment charges
     (recovery).....................     (1,917,523)    33,237,367          --
    Equity in net earnings of
     affiliated company.............        (20,809)           --           --
    Non cash restructuring charges..        907,004        969,897          --
    Minority interest...............            --             --      (473,975)
    Deferred income taxes...........    (12,946,000)   (11,438,828)   6,817,461
    Loss (gain) on sale of assets...      1,813,830     (1,554,620)     (60,059)
  Changes in operating assets and
   liabilities, net of working
   capital changes resulting from
   acquisitions:
    Accounts receivable.............     33,377,456    (17,199,635) (32,867,804)
    Inventories.....................     13,790,600     (2,859,269)    (651,921)
    Prepaids and other assets.......      3,273,070      7,085,956   (5,097,082)
    Payables and other liabilities..    (25,394,955)    27,620,310   11,887,914
    Accrued income taxes............     (1,367,309)    (2,633,435)     273,318
                                      -------------  -------------  -----------
      Net cash provided by operating
       activities...................      4,196,798     44,015,633   12,397,268
                                      -------------  -------------  -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures..............    (41,170,566)   (66,190,565) (58,416,797)
  Proceeds from sale of assets......     16,167,109      1,785,532   11,452,211
  Acquisitions, net of cash.........      6,298,772    (72,634,232)         --
                                      -------------  -------------  -----------
      Net cash used in investing
       activities...................    (18,704,685)  (137,039,265) (46,964,586)
                                      -------------  -------------  -----------
CASH FLOWS FROM FINANCING ACTIVATES:
  Proceeds from short-term
   borrowings.......................            --             --    63,808,000
  Repayments of short-term
   borrowings.......................            --             --   (37,713,000)
  Book overdrafts...................      1,879,980     18,069,886      968,000
  Proceeds from long-term
   borrowings.......................    359,900,000    352,350,000   30,458,000
  Repayments of long-term
   borrowings.......................   (342,900,000)  (276,300,000) (20,968,000)
  Payment of debt financing costs...       (829,306)    (1,499,461)  (1,052,601)
                                      -------------  -------------  -----------
      Net cash provided by financing
       activities...................     18,050,674     92,620,425   35,500,399
                                      -------------  -------------  -----------
Net increase (decrease) in cash and
 cash equivalents...................      3,542,787       (403,207)     933,081
Cash and cash equivalents at
 beginning of year..................      1,172,597      1,575,804      642,723
                                      -------------  -------------  -----------
Cash and cash equivalents at end of
 year...............................  $   4,715,384  $   1,172,597  $ 1,575,804
                                      =============  =============  ===========

   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common
                                     Stock                              Accumulated
                           Common    ($.01   Additional                    Other                        Other
                           Stock      Par      Paid-In     Retained    Comprehensive                Comprehensive
                           Shares    Value)    Capital     Earnings        Loss          Total          Loss
                         ---------- -------- ----------- ------------  -------------  ------------  -------------
October 31, 1998........ 13,080,563 $130,805 $39,399,805 $123,287,186  $        --    $162,817,796  $        --
Cumulative effect on
 prior years change in
 inventory costing
 method (Note 6)........        --       --          --       744,129           --         744,129           --
Net income..............        --       --          --    14,265,431           --      14,265,431           --
                         ---------- -------- ----------- ------------  ------------   ------------  ------------
October 31, 1999........ 13,080,563  130,805  39,399,805  138,296,746           --     177,827,356
Issuance of common
 shares.................  1,717,531   17,175  14,524,243          --            --      14,541,418           --
Net loss................        --       --          --   (13,031,416)          --     (13,031,416)  (13,031,416)
Minimum pension
 liability, net of tax
 of $218,363............        --       --          --           --       (341,543)      (341,543)     (341,543)
                                                                                                    ------------
Comprehensive income
 (loss).................        --       --          --           --            --             --    (13,372,959)
                         ---------- -------- ----------- ------------  ------------   ------------
October 31, 2000........ 14,798,094  147,980  53,924,048  125,265,330      (341,543)   178,995,815
Net loss................        --       --          --   (35,482,124)          --     (35,482,124)  (35,482,124)
Minimum pension
 liability, net of tax
 of $7,585,392..........        --       --          --           --    (11,826,691)   (11,826,691)  (11,826,691)
                                                                                                    ------------
Comprehensive income
 (loss).................        --       --          --           --            --             --   $(60,681,774)
                         ---------- -------- ----------- ------------  ------------   ------------  ============
October 31, 2001........ 14,798,094 $147,980 $53,924,048 $ 89,783,206  $(12,168,234)  $131,687,000
                         ========== ======== =========== ============  ============   ============


   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Business

   Shiloh Industries, Inc. and its subsidiaries (the "Company") is a full service manufacturer of blanks, stamped components and modular assemblies for the automotive and light truck, heavy truck and other industrial markets. The Company's blanks, stampings and modular assemblies are substantially sold to automotive and truck original equipment manufacturers ("OEMs"). To a lesser extent, the Company designs, engineers and manufacturers precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations for sale to OEMs, Tier I automotive suppliers and other industrial customers. Furthermore, the Company, through its operations and minority-owned investment, provides a variety of intermediate steel processing services, such as pickling and oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. The Company has sixteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

Note 2--Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated. An investment in a less than majority-owned affiliate is accounted for using the equity method.

 Revenue Recognition

   The Company recognizes revenue upon product shipment. Revenues include both direct sales as well as toll processing revenue. Toll processing revenue is generated as a result of the Company performing steel processing operations without acquiring ownership of the material and is recorded on a net basis. Revenues include $87,404,094, $103,937,259 and $97,937,323 of toll processing revenue for 2001, 2000 and 1999, respectively.

   The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenue and contract costs indicate a loss.

 Shipping and Handling Costs

   The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. Additionally, the Company classifies costs incurred by the seller for shipping and handling as costs of goods sold.

 Employee Benefit Plans

   The Company accrues the cost of defined benefit pension plans which cover a majority of the Company's employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87. The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to certain employees (Note 12).

 Intangibles

   Goodwill represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over its expected benefit period of 30 years. During 2001, 2000 and 1999,

                            SHILOH INDUSTRIES, INC.

goodwill amortization amounted to $139,280, $396,803 and $408,558 respectively. Accumulated amortization was $616,463 and $1,589,464 as of October 31, 2001 and 2000, respectively.

   The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of goodwill and other long-lived assets.

   Deferred financing costs are amortized over the term of the debt. During 2001, 2000 and 1999, amortization of these costs amounted to $550,855, $232,475 and $17,543, respectively. Accumulated amortization was $800,873 and $250,018 as of October 31, 2001 and 2000, respectively.

 Statement of Cash Flows Information

   Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

   Supplemental disclosures of cash flow information are as follows:

                                                  Years Ended October 31,
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------- ----------- ----------
Cash paid for:
  Interest.................................. $21,647,043 $17,223,100 $9,843,836
  Income taxes, net of refunds.............. $   920,000 $ 5,259,947 $1,606,386
Noncash investing and financing activities:
  Investment in affiliate through
   contributed assets....................... $12,446,734 $       --  $      --
  Assets acquired by assumption of
   liabilities in a purchase business
   combination.............................. $       --  $26,675,532 $      --
  Note payable issued in a purchase business
   combination.............................. $       --  $ 4,045,392 $      --
  Accounts receivable from purchase business
   combinations............................. $ 1,326,000 $ 6,298,772 $      --
  Common stock issued in a purchase business
   combination.............................. $       --  $14,541,419 $      --

   The interest on the note payable issued in a purchase business combination was forgiven (see Note 10).

 Inventories

   Inventories are valued at the lower of cost or market, cost being determined by the first-in first-out ("FIFO") method, which approximates average cost. During the fourth quarter of fiscal 2001, the Company changed the method of inventory costing from last-in first-out ("LIFO") to FIFO for certain inventories. Prior periods have been restated to reflect this change (Note 6).

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

                            SHILOH INDUSTRIES, INC.

 Concentration Of Credit Risk

   The Company sells products to customers primarily in the automotive, light truck and heavy truck industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company maintains a reserve for potential credit losses. Such losses have historically been within management's expectations. Currently, the Company does not have financial instruments with off-balance sheet risk. During fiscal 2001, the Company's sales to General Motors and Ford Motor Company represented 28.4% and 12.9% of the Company's revenues, respectively.

   As of October 31, 2001, the Company had approximately 3,100 employees. The employees at four of its subsidiaries, an aggregate of approximately 1,180 employees, are covered by five collective bargaining agreements that are due to expire in May 2002, June 2002, May 2004, August 2005 and June 2006. The collective bargaining agreement that expires in June 2002 relates to the Romulus Blanking Division where operations will cease during fiscal 2002.

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

 Stock-Based Compensation

   The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation; however, the impact of the fair value based method described in SFAS No. 123, "Accounting for Stock-Based Compensation" is presented in the notes to the financial statements (Note 13).

 Earnings (Loss) Per Share

   Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilutive effect of the Company's stock option plan by adjusting the denominator using the treasury stock method.

   The outstanding stock options under the Company's Key Employee Stock Incentive Plan (Note 13) are included in the diluted earnings (loss) per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding. The following is a reconciliation of the basic and diluted earnings (loss) per share computation for net income (loss):

                                               Years Ended October 31,
                                        ---------------------------------------
                                            2001          2000         1999
                                        ------------  ------------  -----------
Net income (loss)...................... $(35,482,124) $(13,031,416) $14,265,431
                                        ============  ============  ===========
Basic weighted average shares..........   14,798,094    14,290,105   13,080,563
Effect of dilutive securities:
  Stock options........................          --            --         4,720
                                        ------------  ------------  -----------
Diluted weighted average shares........   14,798,094    14,290,105   13,085,283
                                        ============  ============  ===========
Basic earnings (loss) per share........ $      (2.40) $       (.91) $      1.09
                                        ============  ============  ===========
Diluted earnings (loss) per share...... $      (2.40) $       (.91) $      1.09
                                        ============  ============  ===========

                            SHILOH INDUSTRIES, INC.

   The 535,714 contingently returnable shares of Common Stock of the Company and the 288,960 additional shares of Common Stock of the Company associated with the MTD Automotive acquisition (Note 3) were not included in quarterly weighted average shares when the Company published its quarterly reports on Form 10-Q during fiscal 2000 since the earnout contingency had not been resolved as of such time. Since the contingency was resolved by the end of fiscal 2000, such shares are included in basic and diluted weighted average shares from the beginning of the quarter in which they were earned for the twelve months ended October 31, 2000. Weighted average shares and earnings
(loss) per share for each quarterly period presented in Note 16 were revised to reflect shares earned during the respective period based on the contingency resolution. The 288,960 additional shares were issued in January 2001 and were considered issued and outstanding for financial reporting purposes at October 31, 2000.

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

 Reclassifications

   Certain prior year amounts have been reclassified to be consistent with current year presentation.

 New Accounting Standards

   In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued effective for all fiscal years beginning after December 15, 2001 with early application encouraged. This Statement, which supersedes certain aspects of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

   In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for all fiscal quarters of fiscal years beginning after December 15, 2001 with earlier application permitted. This Statement establishes criteria for the recognition of intangible assets and their useful lives. It also results in companies ceasing the amortization of goodwill and requires companies to test goodwill for impairment on an annual basis. The Company is required to adopt SFAS No. 142 as of November 1, 2002. The Company is currently evaluating the impact that SFAS No. 142 will have on its financial condition and results of operations. The Company expects that it will no longer record approximately $123,000 of amortization associated with its $3,143,500 of existing goodwill. The Company does not have any intangible assets impacted by SFAS No. 142.

   Effective November 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

Note 3--Acquisitions

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

                            SHILOH INDUSTRIES, INC.

For accounting purposes, these adjustments were reflected in the Company's financial statements for the year ended October 31, 2000. Accounts receivable at October 31, 2000 included $4,478,659 related to these adjustments. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities of A.G. Simpson (Tennessee) Inc., d.b.a. Dickson Manufacturing Division were recorded at their fair values as of the date of the acquisition. The total cost of net assets acquired, after adjustments, was $44,743,887 and consisted of assets of $57,176,137 less liabilities assumed of $12,432,250. Assets acquired (at fair value) consisted primarily of accounts receivable of $12,396,976, inventories of $2,096,765, costs in excess of billings on uncompleted contracts of $3,176,462, prepaid expenses of $17,574, and fixed assets of $39,488,360. Liabilities assumed (at fair value) consisted primarily of accounts payable of $9,992,882, accrued liabilities of $1,946,667 and billings in excess of costs on uncompleted contracts of $492,701. The Consolidated Statement of Operations includes the results of operations of Dickson Manufacturing Division since the date of the acquisition.

   On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, a significant stockholder of the Company. The acquisition was accounted for using the purchase method of accounting. MTD Automotive is a manufacturer of stamped parts and components for the automotive industry, and sells primarily to original equipment manufacturers in the United States. MTD Automotive net sales were $192,850,382 in its fiscal year ended July 31, 1999.

   Pursuant to the terms of the purchase agreement, the Company acquired substantially all of the assets of MTD Automotive for aggregate consideration of $20,000,000 in cash and 1,428,571 shares of Common Stock of the Company at a price of $14.00 per share. Of the original 1,428,571 shares of Common Stock issued, 535,714 shares were considered contingent consideration for the first three quarters of fiscal 2000 and did not enter into the purchase price allocation until the fourth quarter of fiscal 2000, when the contingency was resolved. The aggregate consideration was substantially increased in that the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and a wholly owned subsidiary of the Company issued a note to MTD Products in the aggregate principal amount of $4,045,392. The Company was guarantor of the note. The note was payable in full on November 1, 2001. In addition, the purchase price decreased by $1,820,113 for settlement of certain price concessions and capital expenditures reimbursements. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the contingently returnable shares were not required to be returned to the Company, and the Company issued to MTD Products an additional 288,960 shares of Common Stock, which were considered issued and outstanding for financial reporting purposes at October 31, 2000. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $348,713. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of its Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. (Note 10 and Note
18).

   The Company incurred an aggregate of $1,591,573 in acquisition costs associated with the acquisition of MTD Automotive. Cash in the amount of $20,000,000 was paid on the effective date of the acquisition and was financed by the Company's revolving credit facility and 1,428,571 shares of common stock were issued on the same date. The initial purchase price was calculated based on $20,000,000 cash paid at closing and 892,857 shares of Common Stock valued at $9,642,856, based on the market price at the date of the acquisition. The purchase price was increased by $4,045,392 in cash and 824,674 shares of Common Stock valued at $4,898,563 based on the market price at October 31, 2000, the time the performance contingency was resolved, and decreased by $1,820,113 for settlement of certain price concessions and capital expenditure reimbursements, which was included in accounts receivable at October 31, 2000.

                            SHILOH INDUSTRIES, INC.

   The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The total cost of net assets acquired was $37,032,271 and consisted of assets of $50,956,180 less liabilities assumed of $13,923,909. Assets acquired (at fair value) consisted of accounts receivable of $19,366,134, inventory of $24,196,338, pension assets of $4,465,799, fixed assets of $2,807,225 and other assets of $120,684. Liabilities assumed (at fair value) consisted of accounts payable of $10,987,658 and accrued liabilities of $2,936,251. This allocation was adjusted in October 2001 as the Company settled a contingency set forth in the Purchase Agreement related to certain price concessions for fiscal 2001. This resolution decreased the purchase price by $1,326,000 and was recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2001. As set forth in the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency. The Consolidated Statement of Operations includes the results of operations of MTD Automotive since the date of the acquisition.

   The following are unaudited pro forma results of operations for the years ended October 31, 2000 and 1999 assuming the acquisitions of Dickson Manufacturing Division had occurred on November 1, 1998 and 1999 and MTD Automotive had occurred on November 1, 1998. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated on November 1, 1998.

                                                               Unaudited Pro
                                                             Forma Information
                                                                Years Ended
                                                                October 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Total revenues........................................... $675,234  $597,160
   Net income (loss)........................................  (10,410)   19,798
   Diluted earnings (loss) per common share.................     (.73)     1.51

Note 4--Asset Impairment Charges (Recovery) and Restructuring Charges

   During the fourth quarter of 2001, the Company recorded restructuring charges of $489,941 associated with a reduction in its salaried workforce.

   In September 2001, the decision was made to cease operations at the Romulus Blanking facility during fiscal 2002. During the fourth quarter ended October 31, 2001, the Company recorded a pre-tax asset impairment charge of $5,801,409 to write-down certain assets to their estimated fair value. Fair value was primarily based on appraisal values. Actual sale value may differ significantly from such estimates. In addition, the Company recorded a pre-tax restructuring charge of $365,914 associated with the closing of the Romulus Blanking facility. The restructuring charge consisted of personnel costs of $163,230, facility closing costs of $90,505, lease termination costs of $102,894 and other costs of $9,285. Approximately $457,000 remains as accrued exit costs at October 31, 2001. The Company has classified $7,499,946 of real property and certain machinery and equipment, which it intends to sell during fiscal 2002, as Net Assets Held for Sale as of October 31, 2001.

   On July 31, 2001, the Company completed the sale of land, building and certain other assets of the Wellington Die Division for $3,580,815 in cash resulting in a pre-tax loss of approximately $973,000. In addition, the Company recorded a pre-tax asset impairment charge of $2,161,242 associated with remaining assets of this division and a restructuring charge of $182,855. Approximately $169,043 remained as accrued exit costs at October 31, 2001. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

   On July 31, 2001 the Company completed the sale of certain assets and liabilities of Valley City Steel to Viking Industries, LLC ("Viking") for $12.4 million. In connection with this transaction, the Company and

                            SHILOH INDUSTRIES, INC.

Viking formed a joint venture, Valley City Steel LLC ("VCS LLC"), in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the joint venture conducts its operations and leases these facilities to the joint venture. The new entity continues to supply steel processing services to the Company. As a result of the transaction changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss of $13,873,882 at October 31, 2000 by $11,708,625. The resulting pre-tax loss on the transaction was $2,165,257.

   As of October 31, 2000, the Company anticipated selling the net assets of Canton Die Division for $11,800,000, recorded a pre-tax asset impairment charge of $12,824,055, and had classified these assets as held for sale. During 2001, the Company was unable to sell the net assets of Canton Die Division. As a result, in October 2001, the decision was made to cease operations at this facility during fiscal 2002. As the Company currently does not have a specific plan for these assets, the assets of Canton Die Division are no longer classified as held for sale as of October 31, 2001. The Company recorded an additional pre-tax asset impairment charge of $1,492,502 and a pre-tax restructuring charge of $372,047 associated with the shut down of this facility. The impairment charge was primarily taken to write down the long-lived assets to their current estimated fair value. The restructuring charge consisted of personnel costs of $255,000 and other costs of $117,047. The $355,000 remains as accrued exit costs at October 31, 2001.

   In October 2000 the Company committed to plans to sell Canton Die Division and Valley City Steel. Accordingly, the Company classified the net assets of Canton Die Division and Valley City Steel as Net Assets Held for Sale. The Company recorded an impairment charge associated with these facilities. The resulting pre-tax adjustment of $26,697,937 was recorded in the fourth quarter ended October 31, 2000. The carrying values of the net assets were written down to the Company's estimates of fair value. Fair value was based on then current offers to purchase these businesses, less costs to dispose. At October 31, 2000, the net assets of Canton Die Division and Valley City Steel had a remaining carrying amount of approximately $32,705,765. The Company operated these facilities while pursuing alternatives for their sale.

   In October 2000, the Company closed C&H Design Company, d.b.a. Utica Tool & Die ("C&H"). During the fourth quarter ended October 31, 2000, the Company recorded a pre-tax asset impairment charge of $6,539,430 to write-down certain C&H long-lived assets to be disposed of to the Company's estimated fair value. Fair value was primarily based on appraisal values. Certain assets were transferred to other Shiloh locations. In addition, during the fourth quarter ended October 31, 2000, the Company recorded a pre-tax restructuring charge of $1,229,932 associated with the closure of C&H. The restructuring charge consisted of lease termination costs $802,237, facility closing costs $136,000, personnel costs $48,002, and other costs $243,693. In October 2001, the Company adjusted its current estimate of fair value for remaining assets and recorded an additional pre-tax asset impairment charge of $335,950. Approximately $421,918 and $969,897 remained as accrued exit costs at October 31, 2001 and 2000, respectively.

   Payments for accrued exit costs aggregated $691,077 and $260,035 for the year ended October 31, 2001 and 2000, respectively.

   The impairment charges were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring charges were recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," was utilized in the recording of the impairment and restructuring charges.

                            SHILOH INDUSTRIES, INC.

   Together, these five facilities recorded net sales of $52.9 million, $87.6 million and $102.6 million and contributed net operating losses of $13.2 million, $20.2 million and $6.8 million for the years ended October 31, 2001, 2000 and 1999, respectively, net of asset impairment, restructuring charges and inter-company sales and expenses.

Note 5--Accounts Receivable

   Accounts receivable in the consolidated balance sheet are expected to be collected within one year and are net of provisions for doubtful accounts, in the amount of $6,134,463 and $1,777,611 at October 31, 2001 and 2000,
respectively.

   The Company continually monitors its exposure with its customers. During fiscal 2001, additional consideration was given to individual accounts in light of the current market conditions in the automotive industry.

   The Company continues to maintain a customer/vendor relationship with LTV Steel Company ("LTV") with respect to purchasing processed steel from LTV's remaining inventory. In December 2000, LTV filed for bankruptcy protection under Title 11 of the United States Code. In December 2001 LTV was granted permission to liquidate assets under Title 7 of the United States Code. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material adverse effect on the Company's business, financial condition or results of operations.

Note 6--Inventories

                                                        October 31, October 31,
                                                           2001        2000
                                                        ----------- -----------
   Inventories consist of the following:
     Raw materials..................................... $23,279,585 $33,560,741
     Work-in-process...................................  17,702,595  16,686,103
     Finished goods....................................  17,368,033  17,486,713
                                                        ----------- -----------
       Total........................................... $58,350,213 $67,733,557
                                                        =========== ===========

   Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $3,522,082 and $2,133,831 at October 31, 2001 and 2000, respectively.

   During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from LIFO to FIFO for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company's steel inventory has experienced declines in costs due to supply and demand in the market place and many of the Company's peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company's inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company. The change increased net loss in fiscal 2001 by $589,707 ($.04 per basic and diluted share) and increased retained earnings for years prior to 1999 by $744,129.

                            SHILOH INDUSTRIES, INC.

   The following table presents the effect of the change on earnings (losses) for fiscal 2000 and fiscal 1999:

                                                      Years Ended October 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  -----------
   Net income (loss) as reported..................... $(12,555,041) $15,310,537
   Change in inventory costing method................     (476,375)  (1,045,106)
                                                      ------------  -----------
   Net income (loss) as restated..................... $(13,031,416) $14,265,431
                                                      ============  ===========
   Basic earnings (loss) per share:
     Net income (loss) as reported................... $       (.88) $      1.17
     Change in inventory costing method..............         (.03)        (.08)
                                                      ------------  -----------
     Net income (loss) as restated................... $       (.91) $      1.09
                                                      ============  ===========
   Diluted earnings (loss) per share:
     Net income (loss) as reported................... $       (.88) $      1.17
     Change in inventory costing method..............         (.03)        (.08)
                                                      ------------  -----------
     Net income (loss) as restated................... $       (.91) $      1.09
                                                      ============  ===========

Note 7--Investments in and Advances to Affiliate

   On July 31, 2001 the Company and Viking formed a joint venture, VCS LLC, in which Viking contributed the assets it purchased from Valley City Steel for $12.4 million and the Company contributed certain other assets and liabilities of Valley City Steel. Viking obtained a 51% interest in VCS LLC while the Company obtained a 49% interest (Note 4). The Company retained ownership of the land and building where the joint venture conducts its operations and leases the real property to the joint venture. VCS LLC continues to supply steel processing services to the Company. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase the Company's interest at a put purchase price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the others interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC and owned by the Company secures debt incurred by VCS LLC. The debt matures in August 2003. Once this debt is discharged and released, the Company's ownership in VCS LLC will be reduced to 40% and Viking's interest increased to 60%.

   The Company accounts for this investment under the equity method. As of October 31, 2001, VCS LLC had total assets of $29,550,697, total liabilities of $17,617,401, total equity of $11,933,296 and a net loss for the three months ended October 31, 2001 of $166,429. The joint venture agreement provides a detailed calculation of the allocation of net income (loss) to Viking and the Company. In accordance with this agreement, the Company's share of VCS LLC's net loss for the three months ended October 31, 2001 was income of $20,809.

   Transactions with the affiliate during the three months ended October 31, 2001 include purchases of $544,727 and rental income of $179,100. As of October 31, 2001 the Company had amounts owed to the affiliate of $193,656. Purchases from the affiliate were substantially at market prices.

                            SHILOH INDUSTRIES, INC.

Note 8--Other Assets

                                                        October 31, October 31,
                                                           2001        2000
                                                        ----------- -----------
   Other assets consist of the following:
     Long-term pension assets.......................... $12,491,462 $ 6,370,125
     Other.............................................   3,042,383   4,077,287
                                                        ----------- -----------
       Total........................................... $15,533,845 $10,447,412
                                                        =========== ===========

Note 9--Property, Plant and Equipment

   Property, plant and equipment consist of the following:

                                                     October 31,   October 31,
                                                         2001          2000
                                                     ------------  ------------
   Land............................................. $  9,059,876  $  8,997,317
   Buildings and improvements.......................  112,631,841   109,977,352
   Machinery and equipment..........................  275,734,678   223,257,278
   Furniture and fixtures...........................   24,895,154    24,829,095
   Construction in progress.........................   11,444,333    33,280,465
                                                     ------------  ------------
     Total, at cost.................................  433,765,882   400,341,507
   Less: Accumulated depreciation................... (118,481,162)  (92,026,258)
                                                     ------------  ------------
     Net property, plant and equipment.............. $315,284,720  $308,315,249
                                                     ============  ============

   Depreciation expense was $27,992,873, $23,390,660, and $17,838,676 for 2001,
2000 and 1999, respectively.

   During the years ended October 31, 2001, 2000 and 1999, interest expense incurred was $22,426,390, $17,970,153, and $10,019,015, respectively, of which
$1,239,901, $2,563,154, and $2,530,445 was capitalized as part of property, plant and equipment, respectively.

   The Company had commitments for capital expenditures of approximately $3.2 million at October 31, 2001.

Note 10--Financing Arrangements

   Long-term debt consists of the following:

                                                       October 31,  October 31,
                                                           2001         2000
                                                       ------------ ------------
   JP Morgan Chase Bank revolving credit loan--
    interest at 5.875% and 8.625% at October 31, 2001
    and 2000, respectively...........................  $264,500,000 $242,100,000
   MTD Products Inc promissory note (Note 3 and 18)..     4,045,392    4,045,392
   Variable rate industrial development bond,
    collateralized by letter of credit, weighted
    average interest rate of 4.52% at October 31,
    2000.............................................           --     5,400,000
                                                       ------------ ------------
                                                       $268,545,392 $251,545,392
                                                       ============ ============

                            SHILOH INDUSTRIES, INC.

   The weighted average interest rate was 7.56% for fiscal 2001, 8.26% for fiscal 2000 and 8.19% for fiscal 1999.

   On August 11, 2000 the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The credit agreement had an original commitment of $300.0 million and expired in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1,499,461 associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

   Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.375% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

   The credit agreement is collateralized by an interest in all of the Company's and its wholly owned domestic subsidiaries' cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property, equipment excluding fixtures and general intangibles such as patents, trademarks and copyrights.

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

   On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10.0 million. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5% and the LIBOR factor ranges from 2.25% to 3.5%. The Company's factor as determined by the pricing matrix was 3.5% as of October 31, 2001 and 2.0% as of October 31, 2000. As a result of this amendment, the Company capitalized deferred financing costs of $829,306 which are being amortized over the remaining term of the debt.

   As of October 31, 2001, the Company was not in compliance with its debt covenants under the amended credit agreement. As a result, on January 25, 2002, the Company's lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company is required to obtain within 90 days of the execution of the amendment and restatement $8.0 million of additional liquidity. This liquidity will be generated through certain transactions to be entered into with related parties and includes (1) the sale of certain

                            SHILOH INDUSTRIES, INC.

machinery and equipment for $6,540,600, (2) payment of $1,000,000 associated with a three year supply arrangement and (3) the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal of $460,000. In addition, the Company also has satisfied its requirement to generate approximately $12.0 million of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement, such as capital expenditures for the Company are limited to $29.1 million for the fiscal year ending October 31, 2002 and the Company is required to achieve earnings before interest, taxes, depreciation and amortization ("EBITDA") of $24.3 million for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender's commitment. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. The Company is currently in compliance with its covenants under the amended and restated credit agreement.

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

   During fiscal 2001, MTD Products forgave all interest, in the aggregate amount of $348,713, relating to the note that was issued by a wholly owned subsidiary of the Company to MTD Products in January 2001 in the aggregate principal of $4,045,392. The Company was guarantor of the note. The principal was payable in full on November 1, 2001. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. For financial reporting purposes the debt is classified as long-term as of October 31, 2001.

   In February 2001, the Company terminated its demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4.0 million. Interest had accrued on the outstanding principal balance at LIBOR plus 0.75%.

   Book overdrafts were $20,917,866 and $19,037,886 at October 31, 2001 and 2000, respectively, and are included in Accounts Payable.

   Total availability at October 31, 2001 under the Company's Credit Agreement and Line of Credit was $290,000,000, of which $23,495,000 was unused.

   At October 31, 2001 the scheduled maturities of all long-term debt during the next five years is as follows:

     2001..........................................................          --
     2002..........................................................          --
     2003..........................................................          --
     2004.......................................................... $264,500,000
     2005..........................................................          --

                            SHILOH INDUSTRIES, INC.

Note 11--Leases

   The Company leases certain equipment under operating leases. Rent expense under operating leases for 2001, 2000 and 1999 was $4,448,223, $1,509,600 and
$1,869,524, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2001:

     2002............................................................ $4,501,674
     2003............................................................  4,297,900
     2004............................................................  4,048,462
     2005............................................................  3,765,099
     2006............................................................  3,177,908

Note 12--Employee Benefit Plans

   The Company maintains pension plans covering most employees. The assets of the plans consist primarily of stocks and bonds. The Company provides postretirement health care benefits to certain employees (and their dependents) who retire early, but coverage generally continues only until age 65. Components of the plan obligations and assets, and the recorded liability at October 31, 2001 and 2000 are as follows:

                                                        Other Post Retirement
                               Pension Benefits               Benefits
                           --------------------------  ------------------------
                               2001          2000         2001         2000
                           ------------  ------------  -----------  -----------
Benefit obligation at
 beginning of year.......  $(30,150,649) $(23,459,081) $(1,595,619) $(1,958,560)
Service cost.............    (2,648,551)   (2,178,985)     (85,663)     (77,371)
Interest cost............    (2,342,566)   (2,077,961)    (100,434)    (122,516)
Actuarial (gain) loss....    (5,139,094)    2,024,474     (197,367)     462,828
Amendments...............    (2,109,411)   (5,123,854)         --           --
Divestiture..............       558,714           --           --           --
Benefits paid............     2,283,122       664,758      160,000      100,000
                           ------------  ------------  -----------  -----------
Benefit obligation at end
 of year.................   (39,548,435)  (30,150,649)  (1,819,083)  (1,595,619)
Fair value of plan assets
 at beginning............    25,669,388    26,505,557          --           --
Actual return on plan
 assets..................   (10,777,186)   (1,019,693)         --           --
Employer contribution....     2,187,857       848,282          --           --
Divestiture..............      (531,436)          --           --           --
Benefits paid............    (2,283,122)     (664,758)         --           --
                           ------------  ------------  -----------  -----------
Fair value of plan assets
 at end of year..........    14,265,501    25,669,388          --           --
                           ------------  ------------  -----------  -----------
Funded status............   (25,282,934)   (4,481,261)  (1,819,083)  (1,595,619)
Unrecognized:
 Transition
  obligation/(asset).....       553,178       641,300      322,010      348,620
 Prior service cost......     7,041,001     5,543,673       89,620       96,011
 Net loss/(gain).........    20,325,986     2,099,540      (87,952)    (320,723)
                           ------------  ------------  -----------  -----------
 Prepaid (accrued)
  benefit cost before
  adjustment for minimum
  liability..............     2,637,231     3,803,252   (1,495,405)  (1,471,711)
 Adjustment to recognize
  minimum liability......   (27,347,805)   (2,683,753)         --           --
                           ------------  ------------  -----------  -----------
 Prepaid (accrued)
  benefit cost...........  $(24,710,574) $  1,119,499  $(1,495,405) $(1,471,711)
                           ============  ============  ===========  ===========

                            SHILOH INDUSTRIES, INC.

   The components of net periodic benefit cost for the years ended October 31 are as follows:

                                                                Other Post
                                                                Retirement
                                       Pension Benefits          Benefits
                                     ----------------------  ------------------
                                        2001        2000       2001      2000
                                     ----------  ----------  --------  --------
   Service cost..................... $2,648,551  $2,178,985  $ 85,663  $ 77,371
   Interest cost....................  2,342,566   2,077,961   100,434   122,516
   Expected return on plan assets... (2,447,589) (2,360,315)      --        --
   Net amortization and deferrals...    578,123     536,987    (2,402)   20,704
                                     ----------  ----------  --------  --------
   Net periodic benefit cost........ $3,121,651  $2,433,618  $183,695  $220,591
                                     ==========  ==========  ========  ========

   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $39,548,435, $38,976,075 and $14,265,501, respectively as of October 31, 2001 and $13,044,446, $12,711,612, and
$9,921,040, respectively as of October 31, 2000.

   Actuarial assumptions used in the calculation of the recorded liabilities are as follows:

                                                                     Other
                                                      Pension   Post Retirement
                                                     Benefits      Benefits
                                                    ----------- ---------------
   Weighted-average assumptions as of October 31:   2001  2000   2001    2000
   ----------------------------------------------   ----- ----- ------- -------
   Discount rate..................................  7.25% 8.00%   7.25%   8.00%
   Expected return on plan assets.................  9.50% 9.50%     --      --
   Rate of compensation increase..................  4.50% 4.50%     --      --
   Projected healthcare cost trend rate...........    --    --    9.00%   7.00%

   Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point charge in assumed healthcare cost trend rates would have the following effects at October 31, 2001:

                                                 One-Percentage One-Percentage
                                                 Point Increase Point Decrease
                                                 -------------- --------------
   Effect on total of service and interest cost
    components.................................    $  243,010     $  141,640
   Effect on post retirement obligation........    $2,337,522     $1,415,247

   In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a percentage of their base pay. The Company matches a percentage of the employees contributions up to stated percentage, subject to statutory limitations. In addition, the Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $2,059,764, $1,420,529 and $1,473,566 during fiscal 2001,
2000 and 1999, respectively, for its defined contribution plans.

   During 1997, the Company initiated a Supplemental Executive Retirement Plan ("SERP") for key employees of the Company. The Company has agreed to pay each covered employee a certain sum annually for ten (10) years upon retirement or, in the event of death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by discharge for cause). Compensation expense relating to this plan was $183,933, $283,933 and $285,593 in fiscal 2001, 2000 and 1999, respectively. The benefits accrued under this plan were $983,958 and $1,053,705 at October 31, 2001 and 2000, respectively.

                            SHILOH INDUSTRIES, INC.

Note 13--Stock and Bonus Plans

 1993 Key Employee Stock Incentive Plan

   The Company maintains a Key Employee Stock Incentive Program (the "Incentive Plan"), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as "incentive stock options", (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of common stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options.

   Only non-qualified stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. Options granted in 1999 and 2000 are exercisable over a period not to exceed five years and options granted in 2001 are exercisable over a period not to exceed ten years. A summary of option activity under the plan follows:

                                                               Number
                                                                 of     Weighted
                                                               Shares   Average
                                                               Under     Option
                                                               Option    Price
                                                              --------  --------
     Outstanding at October 31, 1998.........................  314,500  $ 16.78
       Granted...............................................  243,500  $13.327
       Exercised.............................................      --   $   --
       Canceled..............................................  (29,400) $ 15.91
                                                              --------  -------
     Outstanding at October 31, 1999.........................  528,600  $15.305
       Granted...............................................  221,800  $  9.50
       Exercised.............................................      --   $   --
       Canceled.............................................. (325,000) $ 15.03
                                                              --------  -------
     Outstanding at October 31, 2000.........................  425,400  $ 12.41
       Granted...............................................  292,500  $  3.75
       Exercised.............................................      --   $   --
       Canceled.............................................. (191,050) $ 11.24
                                                              --------  -------
     Outstanding at October 31, 2001.........................  526,850  $  8.46
                                                              ========  =======

   Exercise prices for options outstanding as of October 31, 2001 ranged from $3.75 to $18.625, with 94% of options outstanding having exercise prices in the range of $3.75 to $13.50 per share.

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

   SFAS 123 requires pro forma information on net income (loss) and earnings
(loss) per share as if the fair value method for valuing stocks options, as prescribed by SFAS 123, had been applied. The Company's pro forma information follows:

                                                        2001          2000
                                                    ------------  ------------
     Net income (loss)............................. $(35,795,278) $(13,424,717)
     Earnings (loss) per share:
       Basic....................................... $      (2.42) $       (.94)
       Diluted..................................... $      (2.42) $       (.94)

                            SHILOH INDUSTRIES, INC.

   The fair value of these options was estimated at the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for 2001 and 2000:

                                                                    2001   2000
                                                                   ------ ------
     Risk-free interest...........................................  5.33%  6.00%
     Dividend yield...............................................  0.00%  0.00%
     Volatility factor-- market................................... 46.26% 30.10%
     Expected life of options-- years.............................    4.0    4.0

Executive Incentive Bonus Plan

   The Company maintains a Short-Term Incentive Plan (the "Bonus Plan") which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate annual bonus pool (the "Aggregate Amount") equal to 5% of the Company's operating earnings. Incentives up to the Aggregate Amount may be paid to the individual participants, in the case of the Chief Executive Officer, by the Board of Directors upon recommendation by the Compensation Committee and the Board of Directors. In determining the individual incentives, in the case of the Chief Executive Officer, 75% of the incentive depends upon meeting the corporate goal for return on equity and 25% of the incentive depends upon meeting specific, project-oriented goals. These goals are established by the Board of Directors. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goal for return on equity and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the goal for operating return on assets established by the Chief Executive Officer and 50% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2001, 2000 and 1999, $0, $875,581 and $295,774, respectively, were expensed under the existing bonus plan.

Note 14--Income Taxes

   The components of the provision for income taxes (benefits) on income from continuing operations were as follows:

                                                Years Ended October 31,
                                          --------------------------------------
                                              2001          2000         1999
                                          ------------  ------------  ----------
     Current:
       Federal........................... $ (3,500,283) $  1,992,928  $1,522,303
       State and local...................     (933,323)      580,433     385,716
       Foreign...........................       82,536        37,991         --
                                          ------------  ------------  ----------
                                            (4,351,070)    2,611,352   1,908,019
     Deferred:
       Total.............................  (12,920,238)  (11,423,666)  6,817,461
                                          ------------  ------------  ----------
                                          $(17,271,308) $ (8,812,314) $8,725,480
                                          ============  ============  ==========

                            SHILOH INDUSTRIES, INC.

   Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

                                                      October 31,  October 31,
                                                         2001          2000
                                                      -----------  ------------
   Deferred tax assets:
     Bad debt reserves............................... $ 1,954,397  $    376,874
     Inventory reserves..............................     220,315       853,210
     State income and franchise taxes................   4,288,836     2,864,823
     Accrued group insurance.........................     468,876       322,018
     AMT carryforwards...............................   2,050,894     1,938,398
     Accrued vacation reserves.......................     733,009       773,442
     Capital loss carryforwards......................         --      4,912,050
     Post retirement benefits........................     617,637       563,922
     Pension obligations.............................   7,876,822       430,173
     Other reserves..................................   1,458,415       350,599
     Restructuring charge............................   6,237,040    10,123,946
     Goodwill amortization...........................     595,911       827,799
     Net operating loss..............................  14,664,340           --
     Research and development credits................     519,715           --
                                                      -----------  ------------
                                                       41,686,207    24,337,254
   Less: Valuation allowance.........................  (3,666,760)   (4,912,050)
                                                      -----------  ------------
   Total deferred tax assets.........................  38,019,447    19,425,204
   Deferred tax liabilities:
     Fixed assets.................................... (24,467,029)  (25,727,813)
     Joint venture investment........................  (1,704,652)   (2,399,905)
     Other...........................................    (438,061)     (200,858)
                                                      -----------  ------------
   Net deferred tax asset (liability)................ $11,409,705  $ (8,903,372)
                                                      ===========  ============
   Change in net deferred tax asset/(liability):
     Provision for deferred taxes.................... $12,920,238  $ 11,423,666
     Other...........................................      25,811           --
     Items of other comprehensive income/(loss)......   7,367,028       218,364
                                                      -----------  ------------
       Total change in net deferred tax.............. $20,313,077  $ 11,642,030
                                                      ===========  ============

   The fiscal 2001 valuation allowance relates to tax credit carryforwards which are not expected to be utilized. The fiscal 2000 valuation allowance relates to capital loss carryforwards that expired in fiscal 2001.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                Years Ended
                                                                October 31,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
   Federal income tax at statutory rate....................... 34.0% 34.0% 34.0%
   State and local income taxes...............................  2.9   4.4   2.0
   FAS 109 rate differential..................................  0.7   1.3   0.8
   FSC benefit................................................  0.5   1.3   --
   Valuation Allowance........................................ (3.4)  --    --
   Other...................................................... (2.0) (0.7)  1.1
                                                               ----  ----  ----
   Effective income tax rate.................................. 32.7% 40.3% 37.9%
                                                               ====  ====  ====

   At October 31, 2001, the Company has operating loss carryforwards of $14,664,340 for tax purposes, some of which can be carried forward from ten to twenty years.

                            SHILOH INDUSTRIES, INC.

Note 15--Related Party Transactions

   The Company had sales to MTD Products of $13,636,312, $18,410,324 and $10,943,440 for the years 2001, 2000 and 1999, respectively. At October 31, 2001 and 2000, the Company had receivable balances of $4,344,507 and $4,851,202, respectively, due from this shareholder and payable balances of $1,338,311 and $3,282,747 due to this shareholder. A wholly owned subsidiary of the Company issued a note to MTD Products in January 2001 in the principal amount of $4,045,392. This note was due in full on November 2001. Interest on the note was to be at a rate of 8.620%; however, MTD Products forgave all interest associated with the note in fiscal 2001 in the aggregate amount of $348,713. The Company satisfied all of its remaining obligations under the note by issuing MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. These shares were issued in January 2002 (Note 18).

   The Company leases real property to its 49% owned joint venture, VCS LLC (Note 7) under a non-cancelable operating lease. The lease is for five years commencing August 1, 2001 and calls for monthly payments of $59,700. VCS LLC has the option to purchase the real property throughout the course of the original lease term and has three two year term renewal options.

Note 16--Quarterly Results of Operations (Unaudited)

   As discussed in Notes 2 and 6, the Company changed its method of inventory costing from LIFO to FIFO for certain inventories. The following information has been restated to reflect the change in accounting principle for all quarters for the years ended October 31, 2001 and October 31, 2000:

                                          First    Second   Third     Fourth
            October 31, 2001             Quarter  Quarter  Quarter   Quarter
            ----------------             -------- -------- --------  --------
                                          (Dollars in thousands, except per
                                                       share)
Revenues................................ $166,242 $172,836 $165,166  $158,203
Gross profit (loss).....................   18,997   12,188   13,639   (11,300)
Operating income (loss).................    6,204    7,915   (3,856)  (39,576)
Net income (loss).......................      602    1,677   (6,390)  (31,371)
Net income (loss) per share
 (basic/diluted)........................      .04      .11     (.43)    (2.12)
Weighted average number of shares:
 Basic..................................   14,798   14,798   14,798    14,798
 Diluted................................   14,798   14,798   14,798    14,798

   In the third quarter, the Company recorded an asset impairment recovery of $8,595 and restructuring charges of $183. Third quarter figures were reclassified to conform with presentation at October 31, 2001. In the fourth quarter, the Company recorded asset impairment charges of $6,677 and restructuring charges of $1,228.

                            SHILOH INDUSTRIES, INC.

   The change in accounting principle affected gross profit (loss) and operating income (loss) by $(664), $164, $(54) and $(322), net income (loss) by $(445), $110, $(36) and $(219) and net income (loss) per share by $(.03), $0,
$0 and $(.01) for the first, second, third and fourth quarters, respectively, of fiscal 2001.

                                           First    Second   Third    Fourth
            October 31, 2000              Quarter  Quarter  Quarter  Quarter
            ----------------              -------- -------- -------- --------
                                           (Dollars in thousands, except per
                                                        share)
Revenues................................. $140,827 $165,666 $154,100 $170,169
Gross profit.............................   20,203   25,624   21,615   14,658
Operating income (loss)..................    8,630   11,982    9,274  (37,953)
Net income (loss)........................    4,129    5,574    3,460  (26,194)
Net income (loss) per share
 (basic/diluted).........................      .30      .40      .24    (1.77)
Weighted average number of shares:
 Basic...................................   13,973   14,036   14,352   14,798
 Diluted.................................   13,976   14,056   14,352   14,798

   In the fourth quarter, the Company recorded restructuring charges of $1,230 and asset impairment charges of $33,237.

   The change in accounting principle affected gross profit (loss) by $(17), $52, $10 and $(648) and operating income (loss) by $(17), $52, $10 and $(843), net income (loss) by $(11), $33, $6 and $(504) and net income (loss) per share by $0, $0, $0 and $(.04) for the first, second, third and fourth quarters, respectively, of fiscal 2000.

Note 17--Commitments and Contingent Liabilities

   The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows.

Note 18--Subsequent Events

   In December 2001, the Company authorized 100,000 shares of Series A Preferred Stock. These shares, with a par value of $.01 per share, rank senior to the Company's common stock. The Series A Preferred Stock are entitled to cumulative dividends, at a rate of $5.75 per share per annum, as declared by the Company. They are non-voting and are not convertible into any other shares of the Company's stock. The Company may elect to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends.

   The Company satisfied all of its remaining obligations under the $4,045,392 note payable November 1, 2001 by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. For financial reporting purposes, the debt is classified as long-term as of October 31, 2001.

   On January 25, 2002, the Company's lenders consented to amend the credit agreement. The amended and restated credit agreement is dated as of February 12, 2002 (Note 10).

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

Item 11. Executive Compensation

   Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Election of Directors" and under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).

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

1. Financial Statements.
  Report of Independent Accountants
  Consolidated Balance Sheets at October 31, 2001 and 2000.
  Consolidated Statement of Income for the three years ended October 31, 2001.
  Consolidated Statements of Cash Flows for the three years ended October 31, 2001.
  Consolidated Statement of Stockholders' Equity for the three years ended October 31, 2001.
  Notes of Consolidated Financial Statements.

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

                                  SCHEDULE II

                            SHILOH INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Additions
                                 Balance at Charged to               Balance at
                                 Beginning  Costs and                  End of
Description                       of Year    Expenses  Deductions       Year
-----------                      ---------- ---------- ----------    ----------
Valuation account for accounts
 receivable
  Year ended October 31, 2001..  $1,777,611 $6,150,192 $1,793,340    $6,134,463
  Year ended October 31, 2000..  $1,080,641 $2,013,499 $1,316,529(1) $1,777,611
  Year ended October 31, 1999..  $  919,704 $  189,793 $   28,856    $1,080,641
Reserve for excess, slow moving
 and potentially
 obsolete material
  Year ended October 31, 2001..  $2,133,831 $3,457,832 $2,069,581    $3,522,082
  Year ended October 31, 2000..  $  144,888 $2,018,943 $   30,000    $2,133,831
  Year ended October 31,
   1999........................  $  664,140 $   94,888 $  614,140    $  144,888
Valuation allowance for
 deferred tax assets
  Year ended October 31, 2001..  $4,912,050 $1,795,040 $3,040,330    $3,666,760
  Year ended October 31, 2000..  $4,912,050 $      --  $      --     $4,912,050
  Year ended October 31, 1999..  $4,912,050 $      --  $      --     $4,912,050

   Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
--------
(1) Approximately $1.1 million reflects the bad debt write-off relating to one customer.

3. Exhibits.

  2.1      Asset Purchase Agreement, dated June 21, 1999, among the Company,
           Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Appendix A of the Company's Proxy Statement on
           Schedule 14A as filed with the Securities and Exchange Commission on August 3, 1999 (Commission File No. 0-21964).


  2.2 First Amendment to Asset Purchase Agreement, dated August 31, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

  2.3      Second Amendment to Asset Purchase Agreement, dated January 22,
           2001, by and among the Company, Shiloh Automotive, Inc. and MTD
           Products Inc is incorporated herein by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-K for the fiscal year ended
           October 31, 2000 (Commission File No. 0-21964).

  2.4      Third Amendment to Asset Purchase Agreement, dated December 31,
           2001, by and among the Company, Shiloh Automotive, Inc. and MTD
           Products Inc.


  2.5 Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.1 of the Company's
           Current Report on Form 8-K as filed with the Securities and Exchange
           Commission on November 15, 1999 (Commission File No. 0-21964).

  2.6      Asset Purchase Agreement, dated July 18, 2000 by and between the
           Company and A.G. Simpson (Tennessee) Inc. is incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended July, 31, 2000 (Commission File No. 0-21964).

  2.7      Asset Purchase Agreement, dated May 29, 2001, by and between Valley
           City Steel Company and Valley City Steel, LLC is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (Commission File No. 0-21964).

  3.1(i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission
           File No. 0-21964).


  3.1(ii) Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value
           $.01.


  3.1(iii) By-Laws of the Company are incorporated herein reference to Exhibit
           3.1 (ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).


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

  4.4 First Amendment to Stockholders Agreement, dated March 11, 1994, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended
           October 31, 1995 (Commission File No. 0-21964).

  4.5 Termination of Stockholders Agreement dated as of May 29, 2001, by and among the Company, MTD Products Inc and the stockholders named therein.


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

 10.4* Amended and Restated 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit B of the Company's Proxy
       Statement on Schedule 14A for the fiscal year ended October 31, 2000
       (Commission File No. 0-21964).


 10.5* Executive Incentive Bonus Plan is incorporated herein by reference to
       Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).


 10.6* Indemnification Agreement, dated July 2, 1993, by and between the
       Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit
       10.10 of the Company's Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

 10.7* Option Agreement, dated May 28, 1993, by and between the Company and
       Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company's
       Annual Report on From 10-K for the fiscal year ended October 31, 1995
       (Commission File No. 0-21964).

 10.8  Master Unsecured Demand Promissory Note of Shiloh Corporation to The
       Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company's
       Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

 10.9* Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and
       Robert L. Grissinger is incorporated herein by reference to Exhibit
       10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

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

 10.11 Amendment No. 1 to the Credit Agreement, dated as of May 10, 2001, is incorporated herein by reference to Exhibit 10.1 of the Company's
       Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 (Commission File No. 0-21964).

 10.12 Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 10.11 of the Company's
       Annual Report on Form 10-K for the fiscal year ended October 31, 1999
       (Commission File No. 0-21964).

 10.13 $4,045,392 Cognovit Note of Shiloh Automotive, Inc. to MTD Products Inc, dated as of January 22, 2001 is incorporated herein by reference to
       Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).


 10.14 Operating Agreement for Valley City Steel LLC, dated July 31, 2001, by and among Viking Steel, Valley City Steel Company and Valley City Steel-
       779, LLC.


 10.15 Joint Development Agreement, dated June 4, 2001, by and between the
       Company and Pullman Industries, Inc.


 10.16 Credit Agreement, as amended and restated as of February 12, 2002 by and among the Company, the lenders a party thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, KeyBank National Association as Syndication Agent and Bank One, Michigan as Documentation Agent and
       J.P. Morgan Securities Inc. as Lead Arranger and Book Manager.

 18.1 Letter from PricewaterhouseCoopers LLP regarding a change in accounting principle.


 21.1  Subsidiaries of the Company.


 23.1  Consent of PricewaterhouseCoopers LLP.


 24.1  Powers of Attorney.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2001.
--------
* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHILOH INDUSTRIES, INC.

   Date: February 13, 2002

                                                /s/ Stephen E. Graham
                                          By: _________________________________
                                                    Stephen E. Graham
                                                 Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Theodore K. Zampetis          President and Chief         February 13, 2002
______________________________________  Executive Officer and
         Theodore K. Zampetis           Director (Principal
                                        Executive Officer)

      /s/ Stephen E. Graham            Chief Financial Officer     February 13, 2002
______________________________________  (Principal Accounting and
          Stephen E. Graham             Principal Financial
                                        Officer)

                  *                    Chairman and Director       February 13, 2002
______________________________________
            Curtis E. Moll

                  *                    Director                    February 13, 2002
______________________________________
         Maynard H. Murch IV

                  *                    Director                    February 13, 2002
______________________________________
           Ronald C. Houser

                  *                    Director                    February 13, 2002
______________________________________
           David J. Hessler

                  *                    Director                    February 13, 2002
______________________________________
           James A. Karman

                  *                    Director                    February 13, 2002
______________________________________
            John J. Tanis

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                                 /s/ Stephen E. Graham
                                          By: _________________________________
                                           Stephen E. Graham, Attorney-In-Fact

                                 EXHIBIT INDEX

  Exhibit
    No.                             Exhibit Description
  -------                           -------------------
  2.1      Asset Purchase Agreement, dated June 21, 1999, among the Company,
           Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Appendix A of the Company's Proxy Statement on
           Schedule 14A as filed with the Securities and Exchange Commission on
           August 3, 1999 (Commission File No. 0-21964).


  2.2 First Amendment to Asset Purchase Agreement, dated August 31, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's
           Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

  2.3      Second Amendment to Asset Purchase Agreement, dated January 22,
           2001, by and among the Company, Shiloh Automotive, Inc. and MTD
           Products Inc is incorporated herein by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-K for the fiscal year ended
           October 31, 2000 (Commission File No. 0-21964).

  2.4      Third Amendment to Asset Purchase Agreement, dated December 31,
           2001, by and among the Company, Shiloh Automotive, Inc. and MTD
           Products Inc.


  2.5 Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.1 of the Company's
           Current Report on Form 8-K as filed with the Securities and Exchange
           Commission on November 15, 1999 (Commission File No. 0-21964).

  2.6      Asset Purchase Agreement, dated July 18, 2000 by and between the
           Company and A.G. Simpson (Tennessee) Inc. is incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended July, 31, 2000 (Commission File No. 0-21964).

  2.7      Asset Purchase Agreement, dated May 29, 2001, by and between Valley
           City Steel Company and Valley City Steel, LLC is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (Commission File No. 0-21964).

  3.1(i) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission
           File No. 0-21964).


  3.1(ii) Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value
           $.01.


  3.1(iii) By-Laws of the Company are incorporated herein reference to Exhibit
           3.1 (ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).


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


 Exhibit
   No.                             Exhibit Description
 -------                           -------------------
  4.5    Termination of Stockholders Agreement dated as of May 29, 2001, by and among the Company, MTD Products Inc and the stockholders named therein.


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

 10.4* Amended and Restated 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit B of the Company's Proxy
         Statement on Schedule 14A for the fiscal year ended October 31, 2000
         (Commission File No. 0-21964).


 10.5*   Executive Incentive Bonus Plan is incorporated herein by reference to
         Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).


 10.6*   Indemnification Agreement, dated July 2, 1993, by and between the
         Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-
         21964).

 10.7*   Option Agreement, dated May 28, 1993, by and between the Company and
         Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company's
         Annual Report on From 10-K for the fiscal year ended October 31, 1995
         (Commission File No. 0-21964).

 10.8    Master Unsecured Demand Promissory Note of Shiloh Corporation to The
         Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company's
         Quarterly Report on Form 10-Q/A for the fiscal quarter ended January
         1, 1997 (Commission File No. 0-21964).

 10.9* Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and
         Robert L. Grissinger is incorporated herein by reference to Exhibit
         10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

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

 10.11 Amendment No. 1 to the Credit Agreement, dated as of May 10, 2001, is incorporated herein by reference to Exhibit 10.1 of the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 (Commission File No. 0-21964).

 10.12 Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 10.11 of the Company's
         Annual Report on Form 10-K for the fiscal year ended October 31, 1999
         (Commission File No. 0-21964).


 Exhibit
   No.                             Exhibit Description
 -------                           -------------------
 10.13   $4,045,392 Cognovit Note of Shiloh Automotive, Inc. to MTD Products
         Inc, dated as of January 22, 2001 is incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the
         fiscal year ended October 31, 2000 (Commission File No. 0-21964).


 10.14 Operating Agreement for Valley City Steel LLC, dated July 31, 2001, by and among Viking Steel, Valley Steel Company and Valley City Steel-
         779, LLC.


 10.15   Joint Development Agreement, dated June 4, 2001, by and between the
         Company and Pullman Industries, Inc.


 10.16 Credit Agreement, as amended and restated as of February 12, 2002 by and among the Company, the lenders a party thereto, JPMorgan Chase
         Bank as Administrative Agent and Collateral Agent, KeyBank National
         Association as Syndication Agent and Bank One, Michigan as
         Documentation Agent and J.P. Morgan Securities Inc. as Lead Arranger and Book Manager.

 18.1 Letter from PricewaterhouseCoopers LLP regarding a change in accounting principle.


 21.1    Subsidiaries of the Company.


 23.1    Consent of PricewaterhouseCoopers LLP.


 24.1    Powers of Attorney.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2001.
--------
* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Report.