Form 10-Q
period 2002-01-31
SHILOH INDUSTRIES INC
filed 2002-03-18
CIK 904979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number          0-21964
                       -------------------------

                             SHILOH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        51-0347683
---------------------------------------------    -----------------------------------
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

Yes    X          No
    -------          _____

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of March 15, 2002 was 14,798,094 shares.

                             SHILOH INDUSTRIES, INC.
                             -----------------------

                                      INDEX
                                      -----


                                                                                     Page
                                                                                     ----
         PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements                                                 3

               Condensed Balance Sheets                                                 3

               Condensed Statements of Operations                                       4

               Condensed Statements of Cash Flows                                       5

               Notes to Condensed Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    18

         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                              19

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                             SHILOH INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                      (Unaudited)
                                                      January 31,    October 31,
                                                         2002           2001
                                                      ----------     ----------
ASSETS
------

Cash and cash equivalents                             $  22,145     $   4,715
Accounts receivable, net                                 77,761        95,172
Income tax receivable                                     2,565         2,714
Inventories, net                                         57,844        58,350
Net assets held for sale                                  7,500         7,500
Deferred income taxes                                    11,535        11,535
Prepaid expenses                                          3,077         3,239
                                                      ---------     ---------
    Total current assets                                182,427       183,225
                                                      ---------     ---------


Property, plant and equipment, net                      312,923       315,285
Goodwill, net                                             3,113         3,144
Investment and advances to affiliate                     12,508        12,274
Deferred income taxes                                     3,128           ---
Other assets                                             16,074        15,532
                                                      ---------     ---------
    Total assets                                      $ 530,173     $ 529,460
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                      $  60,630     $  78,754
Advanced billings                                           769           382
Other accrued expenses                                   17,781        17,060
                                                      ---------     ---------
    Total current liabilities                            79,180        96,196
                                                      ---------     ---------

Long-term debt                                          287,700       268,545
Deferred income taxes                                       ---           126
Long-term benefit liabilities                            31,497        31,096
Other liabilities                                         1,810         1,810
                                                      ---------     ---------
      Total liabilities                                 400,187       397,773
                                                      ---------     ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                             1           ---
  Paid-in capital preferred stock                         4,044           ---
  Common stock                                              148           148
  Paid-in capital common stock                           53,924        53,924
  Retained earnings                                      84,037        89,783
  Other comprehensive loss                              (12,168)      (12,168)
                                                      ---------     ---------
    Total stockholders' equity                          129,986       131,687
                                                      ---------     ---------

    Total liabilities and stockholders' equity        $ 530,173     $ 529,460
                                                      =========     =========


   The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                  (Unaudited)
                                                                        Three months ended January 31,
                                                                        ------------------------------
                                                                          2002                  2001
                                                                        ---------            ---------
                                                                                             (Note 1)
Revenues                                                                $ 145,967           $ 166,242
Cost of sales                                                             138,547             147,245
                                                                        ---------           ---------
  Gross profit                                                              7,420              18,997
Selling, general and administrative expenses                               12,277              12,793
                                                                        ---------           ---------
  Operating income (loss)                                                  (4,857)              6,204
Interest expense                                                            4,339               5,614
Interest income                                                                53                  26
Other income (expense), net                                                   320                 282
                                                                        ---------           ---------
  Income (loss) before equity in net earnings of affiliated
     company and income taxes                                              (8,823)                898
Equity in net earnings of affiliated company                                 (156)                ---
                                                                        ---------           ---------
  Income (loss) before taxes                                               (8,979)                898
Provision (benefit) for income taxes                                       (3,233)                296
                                                                        ---------           ---------
  Net income (loss)                                                     $  (5,746)          $     602
                                                                        =========           =========

Earnings (loss) per share:

  Basic earnings (loss) per share                                       $    (.39)          $     .04
                                                                        =========           =========
  Basic weighted average number of common shares                           14,798              14,798
                                                                        =========           =========

  Diluted earnings (loss) per share                                     $    (.39)          $     .04
                                                                        =========           =========
  Basic weighted average number of common shares                           14,798              14,818
                                                                        =========           =========

   The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                        (Unaudited)
                                                                                 Three Months ended January 31,
                                                                                 ------------------------------
                                                                                     2002             2001
                                                                                     ----             ----
                                                                                                    (Note 1)
Cash Flows From Operating Activities:
  Net income (loss)                                                             $    (5,746)        $    602
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Depreciation and amortization                                                  7,222            6,174
       Equity earnings in affiliate                                                     156              ---
       Gain on sale of assets                                                            (3)             ---
       Deferred income taxes                                                         (3,254)             ---
       Changes in operating assets and liabilities, net
       of working capital changes resulting from acquisitions:
             Accounts receivable                                                     17,215             (100)
             Inventories                                                                506          (14,888)
             Prepaids and other assets                                                  (98)          (1,232)
             Payables and other liabilities                                          (4,548)          13,412
             Accrued income taxes                                                       149            3,127
                                                                                -----------         --------
               Net cash provided by operating  activities                            11,599            7,095
                                                                                -----------         --------

Cash Flows From Investing Activities:
     Capital expenditures                                                            (4,891)         (10,945)
     Proceeds from sale of assets                                                       113              ---
     Acquisition, net of cash                                                           ---            6,299
                                                                                -----------         --------
               Net cash used in investing activities                                 (4,778)          (4,646)
                                                                                -----------         --------

Cash Flows From Financing Activities:
     Book overdrafts                                                                (12,261)         (16,256)
     Proceeds from long-term borrowings                                              31,500           89,200
     Repayments of long-term borrowings                                              (8,300)         (76,300)
     Payment of debt financing costs                                                   (330)             ---
                                                                                -----------         --------
               Net cash provided by (used in) financing activities                   10,609           (3,356)
                                                                                -----------         --------

Net increase (decrease) in cash and cash equivalents                                 17,430             (907)

Cash and cash equivalents at beginning of period                                      4,715            1,172
                                                                                -----------         --------

Cash and cash equivalents at end of period                                      $    22,145         $    265
                                                                                ===========         ========

   The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   Dollars in thousands, except per share data

Note 1 - Basis of Presentation and Business:
--------------------------------------------

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report to Stockholders.

During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from last-in-first-out ("LIFO") to first-in-first-out ("FIFO") for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company's steel inventory had experienced declines in costs due to supply and demand in the market place. In addition, many of the Company's peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company's inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company and will also provide a better matching of revenue and expenses. The change decreased net income for the first quarter of fiscal 2001 by $445 ($.03 per basic and diluted share).

Revenues and operating results for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories:
---------------------
Inventories consist of the following:

                                      January 31,              October 31,
                                         2002                      2001
                                   ---------------          ----------------

Raw materials                       $       21,736           $        23,279
Work-in-process                             16,074                    17,703
Finished goods                              20,034                    17,368
                                   ---------------         -----------------
    Total                           $       57,844           $        58,350
                                   ===============         =================

Note 3 - Property, Plant and Equipment:
---------------------------------------
Property, plant and equipment consist of the following:


                                                      January 31,    October 31,
                                                          2002          2001
                                                      -----------    -----------
Land                                                        9,067         9,060
Buildings and improvements                                112,693       112,632
Machinery and equipment                                   276,558       275,735
Furniture and fixtures                                     25,008        24,895
Construction in progress                                   15,218        11,444
                                                        ---------     ---------
    Total, at cost                                        438,544       433,766
Less:  Accumulated depreciation                          (125,621)     (118,481)
                                                        ---------     ---------
Net property, plant and equipment                       $ 312,923     $ 315,285
                                                        =========     =========


Note 4 - Financing Arrangements:
--------------------------------

Long-term debt consists of the following:

                                                  January 31,     October 31,
                                                      2002          2001
                                                 ------------   -------------


JP Morgan Chase Bank revolving credit loan -
interest at 5.38% at January 31, 2002 and
5.875% at October 31, 2001                       $    287,700   $     264,500
MTD Products Inc promissory note                           --           4,045
                                                 ------------   -------------

Total                                            $    287,700   $     268,545
                                                 ============   =============


The weighted average interest rate for the fiscal quarter ending January 31, 2002 was 5.67%.

On August 11, 2000 the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The credit agreement had an original commitment of $300,000 and expired in August of 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1,499 associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15,000.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10,000. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5%, the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from .375% to .50%. The Company's LIBOR factor as determined by the pricing matrix was 3.5% as of January 31, 2002 and October 31, 2001. As a result of this amendment, the Company capitalized deferred financing costs of $829 which are being amortized over the remaining term of the debt.

As of October 31, 2001, the Company was not in compliance with its debt covenants under the amended credit agreement. As a result, on January 25, 2002, the Company's lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company is required to obtain within 90 days of the effective date of the amendment and restatement, $8,000 of additional liquidity. This liquidity will be generated through certain transactions to be entered into with related parties and includes (1) the sale of certain machinery and equipment for $6,541, (2) payment of $1,000 associated with a three year supply arrangement and (3) the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal of $460. In addition, the Company also has satisfied its requirement to generate approximately $12,000 of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement, such as capital expenditures for the Company are limited to $29,100 for the fiscal year ending October 31, 2002 and the Company is required to achieve earnings before interest, taxes, depreciation and amortization ("EBITDA") of $24,261 for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender's commitment. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. The Company is currently in compliance with its covenants under the amended and restated credit agreement. As a result of this amendment, the Company capitalized deferred financing costs of $330 in January 2002 which will be amortized over the remaining term of the debt.

During fiscal 2001, MTD Products forgave all interest, aggregating $349 relating to the note that was issued by a wholly owned subsidiary of the Company to MTD Products in January 2001 in the aggregate principal of $4,045. The Company was guarantor of the note. The principal was payable in full on November 1, 2001. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. For financial reporting purposes the debt was classified as long-term as of October 31, 2001.

Book overdrafts were $8,657 at January 31, 2002 and $20,918 at October 31, 2001 and are included in accounts payable.

Total availability at January 31, 2002 under the Company's credit agreement was $290,000, of which $295 was unused. In addition, the Company had $22,145 of cash and cash equivalents as of January 31, 2002.

Note 5 - Preferred Stock:
-------------------------

In December 2001, the Company authorized 100,000 shares of Series A Preferred Stock. These shares, with a par value of $.01 per share, rank senior to the Company's Common Stock. The Series A Preferred Stock are entitled to cumulative dividends, at a rate of $5.75 per share per annum, as declared by the Company. They are non-voting and are not convertible into any other shares of the Company's securities. The Company may elect to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends.

Note 6 - Other Information:
---------------------------

During the first quarter ended January 31, 2002 and 2001, cash payments for interest amounted to $5,169 and $6,057, respectively, while tax refunds, net of tax payments, of $164 and $3,168 were received during the first quarter of fiscal 2002 and fiscal 2001, respectively. The tax benefit was $3,233 for the first three months of fiscal 2002 compared with a tax provision of $296 for the comparable period in fiscal 2001, representing effective tax rates of 36.0% and 33.0%, respectively.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant provision of this law is a temporary extension of the general net operating loss carryback period from two years to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company anticipates receiving approximately $13,500 of additional tax refunds during fiscal 2002 after filing its federal income tax return for the fiscal year ended October 31, 2001. Changes in tax laws are accounted for in the period that includes the enactment date. As of January 31, 2002 and October 31, 2001, the benefit associated with this additional tax refund is classified on the balance sheet as a component of long-term deferred income taxes.

On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking Industries, LLC ("Viking") for $12,400. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel ("VCS LLC") in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the joint venture conducts its operations and leases these facilities to the joint venture. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the others interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC secures debt incurred by VCS LLC. Once the debt matures in August 2003 and is discharged and released, the Company's ownership interest in VCS LLC will be reduced to 40% and Viking's interest will be increased to 60%. The new entity continues to supply steel processing services to the Company.

As set forth in the MTD Automotive Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency.

The Company had accruals for exit costs resulting from restructuring activities at January 31, 2002 and October 31, 2001 of $1,068 and $1,764, respectively. The Company made cash payments against these accruals of $696 during the quarter.

The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first quarter of fiscal 2002, no stock options were granted and no options were exercised during the quarter.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilutive effect of the Company's stock option plan by adjusting the denominator using the treasury stock method.

The outstanding stock options under the Company's Key Employee Stock Incentive Plan are included in the diluted earnings (loss) per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for net income (loss).




                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                       2002           2001
                                                       ----           ----

Net income (loss).............................   $      (5,746) $         602
                                                 =============  =============
Basic weighted average shares.................          14,798         14,798
Effect of dilutive securities:
     Stock options............................             ---             20
                                                 -------------  -------------
Diluted weighted average shares...............          14,798         14,818
                                                 =============  =============
Basic earnings (loss) per share...............   $        (.39) $         .04
                                                 =============  =============
Diluted earnings (loss) per share.............   $        (.39) $         .04
                                                 =============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The Company is a full service manufacturer of blanks and stamped components for the automotive and light truck, heavy truck and other industrial markets. The Company's engineered products include blanks, stamped components and modular assemblies. The Company also designs, engineers and manufactures precision tools and dies for the automotive and other industries. In addition, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. In addition, through its minority-owned investment, Valley City Steel LLC ("VCS LLC"), the Company provides the intermediary steel processing service of pickling. In fiscal 2001, approximately 92.0% of the Company's revenues were generated by sales to the automotive and light and heavy truck industries.

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

On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. The aggregate consideration for the acquisition of MTD Automotive consisted of $20,000 in cash and the issuance of 1,428,571 shares of Common Stock to MTD Products, of which 535,714 were contingently returnable at November 1, 1999. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and the Company issued MTD Products an additional 288,960 shares of Common Stock and the Company's wholly owned subsidiary issued a note in the aggregate principal amount of $4,045. The Company was guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1,820 was returned to the Company for settlement of price concessions and capital expenditure reimbursements relating to fiscal 2000. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $349. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. In October 2001, the Company resolved a contingency in the Purchase Agreement related to price concessions and will receive a payment of approximately $1,326. This additional reduction to the purchase price was recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2001. Also, in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency.

In October 2001, the decision was made to cease operations at Canton Die Division and as of January 31, 2002, the operations ceased. Certain assets of Canton Die Division may be transferred to other Shiloh locations or may be sold.

On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel division to Viking Industries, LLC ("Viking") for $12,400. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel ("VCS LLC") in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). Viking contributed the assets purchased to the joint venture. The Company also contributed certain other assets and liabilities of

Valley City Steel to the joint venture. The Company retained ownership of the land and building where the joint venture conducts its operations and leases these facilities to the joint venture. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the others interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC secures debt incurred by VCS LLC. Once the debt matures in August 2003 and is discharged and released, the Company's ownership interest in VCS LLC will be reduced to 40% and Viking's interest will be increased to 60%. The new entity continues to supply steel processing services to the Company.

In July 2000, the Company commenced operations of Saltillo Welded Blank Division. On August 29, 2000, the Company acquired substantially all the assets of A.G. Simpson (Tennessee), Inc., d.b.a. Dickson Manufacturing Division.

On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division. The remaining operations at Wellington Die were transferred to Wellington Stamping in the first quarter of fiscal 2002.

In September 2001, the decision was made to cease operations at the Romulus Blanking Division during fiscal 2002 and operations did cease in December, 2001. As of January 31, 2002 and October 31, 2001, the Company has classified $7,500 of real property and certain machinery and equipment at this facility as assets held for sale. The remaining assets will be sold or transferred to other operations within the Company.

During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from last-in-first-out ("LIFO") to first-in-first-out ("FIFO") for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company's steel inventory had experienced declines in costs due to supply and demand in the market place. In addition, many of the Company's peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company's inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company and will also provide a better matching of revenue and expenses. The change decreased net income for the first quarter of fiscal 2001 by $445 ($.03 per basic and diluted share).

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

Over the last several years, the Company's results of operations have been adversely affected by a large number of facility expansions and start-up operations in recent periods, such as Shiloh of Mexico and Ohio Welded Blank Division, an expansion facility of Medina Blanking, Inc. Operations at expanded and new facilities are typically less efficient than established operations due to the implementation of new production processes. In addition, the Company depends on customers to implement their purchase programs in a timely manner, which affects the Company's ability to achieve satisfactory plant utilization rates. When the customers fail to implement their programs in a timely manner, the Company's results are negatively impacted. In the Company's experience, operations at expanded or new facilities may be adversely impacted by the above factors for several periods. In addition, during the last two fiscal years, the Company's results of operations have been adversely impacted as a result of the shutdown and sale of certain operations. During a shutdown, the Company typically continues to incur certain fixed costs, such as overhead related expenses, while also experiencing a diversion of certain resources, such as management-related resources.

The Company continues to purchase on a limited basis processed steel from LTV Steel Company's ("LTV") remaining inventory. In December 2000, LTV filed for bankruptcy protection under Title 11 of the United States Code. In December 2001, LTV was granted permission to liquidate assets under Title 7 of the United States Code. At the end of February, 2002 the United States Bankruptcy Court approved the sale of LTV's assets to a third party. The Company's exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material effect on the Company's financial results.

Results of Operations
---------------------

Three Months Ended January 31, 2002
Compared to Three Months Ended January 31, 2001

REVENUES. Revenues decreased by $20,275, or 12.2%, to $145,967 for the first quarter of fiscal 2002 from $166,242 for the comparable period in fiscal 2001. The decrease in revenue is primarily a result of the loss of revenue due to the sale of Valley City Steel and the closure of Romulus Blanking Division, as well as lower volumes on certain programs from General Motors, Ford and heavy truck customers. The percentage of revenue from directly owned steel processing increased to 89.1% for the first quarter of fiscal 2002 from 87.8% for the comparable period in fiscal 2001. The percentage of revenues from toll processed steel decreased to 10.9% for the first quarter of fiscal 2002 from 12.2% for the comparable period in fiscal 2001. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in revenue from automotive, which primarily uses directly owned steel.

GROSS PROFIT. Gross profit decreased by $11,577, or 60.9%, to $7,420 for the first quarter of fiscal 2002 from $18,997 for the comparable period in fiscal 2001. Gross margin decreased to 5.1% for the first quarter of fiscal 2002 from 11.4% for the comparable period in fiscal 2001. The decrease in gross profit and gross margin is primarily related to reduced revenues not absorbing related fixed costs and a shift in the mix of revenue from toll processing to directly owned steel processing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $516, or 4.0%, to $12,277 for the first quarter of fiscal 2002 from $12,793 for the comparable period in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses increased to 8.4% for the first quarter of fiscal 2002 from 7.7% for the comparable period in fiscal 2001. The decrease, in dollars, was primarily due to the sale of Valley City Steel and the closure of Romulus Blanking and Canton Die which are part of the restructuring activities.

OTHER. The Company incurred interest expense of $4,339 in the first quarter of fiscal 2002 compared to $5,614 of net interest expense in the comparable period of fiscal 2001. This decrease is due primarily to favorable market interest rates. Interest expense of approximately $90 relating to capital projects at four facilities was capitalized during the first quarter of fiscal 2002. In addition, other income increased to $320 in the first quarter of fiscal 2002 from $282 when compared to the first quarter of fiscal 2001. Equity in the net loss of affiliated company - Valley City Steel, LLC, was $156 for the first quarter of fiscal 2002. During the first quarter of fiscal 2001, Valley City Steel Company was still a 100% owned subsidiary. The income tax benefit was $3,233 in the first quarter of fiscal 2002 compared with a provision for income taxes of $296 for the comparable period in fiscal 2001, representing effective tax rates of 36.0% and 33.0%, respectively.

NET INCOME (LOSS). Net income (loss) for the first quarter of fiscal 2001 decreased by $6,348 to a net loss of $5,746 for first quarter of fiscal 2002. This decrease was the result of the factors described above.

Liquidity and Capital Resources
-------------------------------
At January 31, 2002, the Company had $103,247 of working capital, representing a current ratio of 2.30 to 1 and a debt-to-total-capitalization ratio of 68.9%.

Net cash from operating activities is primarily generated from changes in operating assets and liabilities. Net cash provided by operating activities during the first quarter of fiscal 2002 was $11,599 compared to $7,095 provided by operating activities for the comparable period of fiscal 2001. This is primarily the result of a decrease in accounts receivable due to renegotiated payment terms with a certain major customer during the 2002 fiscal quarter. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures.

Net cash used in investing activities for the first quarter of fiscal 2002 was $4,778 compared to $4,646 for the comparable period in fiscal 2001. Net cash provided by financing activities was $10,609 in fiscal 2002 compared to net cash used in financing activities of $3,356 in the first quarter of fiscal 2001. The increase in net cash provided by financing activities is primarily a result of increased borrowings during the first quarter of fiscal 2002.

Capital expenditures were $4,891 during the first quarter of fiscal 2002 and $10,945 for the comparable period in fiscal 2001. Approximately $3,525 of the capital expenditures during the first quarter of fiscal 2002 were used for facility expansion and equipment at Canton Manufacturing, Ohio Welded Blank, Dickson Manufacturing and Liverpool Stamping. The Company estimates capital expenditures for the remainder of fiscal 2002 to be approximately $20,000.

On August 11, 2000 the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA as agent for a group of lenders. The credit agreement had an original commitment of $300,000 and expired in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing the Company capitalized deferred financing costs of $1,499 associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

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

The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15,000.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10,000. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5%, the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from .375% to .50%. The Company's LIBOR as determined by the pricing matrix was 3.5% as of January 31, 2002 and October 31, 2001. As a result of this amendment, the Company capitalized deferred financing costs of $829 which are being amortized over the remaining term of the debt.

As of October 31, 2001 the Company was not in compliance with its debt covenants under the credit agreement. As a result, on January 25, 2002, the Company's lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company is required to obtain within 90 days of execution of the amendment and restatement $8,000 in additional liquidity. This liquidity will be generated through certain transactions to be entered into with related parties and includes (1) the sale of certain machinery and equipment for $6,541, (2) payment of $1,000 associated with a three year supply arrangement and (3) the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal of $460. In addition, the Company also has satisfied its requirement to generate approximately $12,000 of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement, such as capital expenditures for the Company are limited to $29,100 for the fiscal year ending October 31, 2002 and the Company is required to achieve earnings before interest, taxes, depreciation and amortization ("EBITDA") of $24,261 for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender's commitment. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. The Company is currently in compliance with its covenants under the amended and restated credit agreement.

Total availability at January 31, 2002 under the credit agreement was $290,000 of which $295 was unused. In addition, the Company had $22,145 in cash and cash equivalents as of January 31, 2002.

On January 22, 2001, the Company's wholly-owned subsidiary, MTD Automotive, executed a note in the aggregate principal amount of $4,045 in favor of MTD Products Inc as partial payment of additional consideration owed to MTD Products based on the performance of MTD Automotive for the first twelve months subsequent to consummation of such acquisition. The Company was guarantor of the note. The note was payable in full on November 1, 2001. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $349. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. These non cash transactions were executed to provide additional liquidity to the Company.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant provision of this law is a temporary extension of the general net operating loss carryback period from two years to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company anticipates receiving approximately $13,500 of additional tax refunds during fiscal 2002 after filing its federal income tax return for the fiscal year ended October 31, 2001. Changes in tax laws are accounted for in the period that includes the enactment date. As of January 31, 2002 and October 31, 2001, the benefit associated with this additional tax refund is classified on the balance sheet as a component of long-term deferred income taxes.

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

The Company believes that it has sufficient resources available to meet the Company's cash requirements through at least the next twelve months. The Company believes that it can adequately fund its cash needs for the foreseeable future through cash on hand, borrowings under the amended and restated credit agreement and cash generated from operations. In additions, the Company anticipates improving its cash position by obtaining tax refunds from federal and state government, reducing inventory levels and through the sale of certain plant, property and equipment. The Company's capital requirements will depend on and could increase as a result of many factors, including, but not limited to, the ability of the Company to accomplish its strategic objectives, further downturns in the automotive and light truck and heavy truck industries, and in the economy in general.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2002 as well as over the long term such as, without limitations, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, (ii) the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iv) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel (v) risks associated with integrating operations of acquired companies, (vi) the ability of the Company to implement its cost savings initiatives, (vii) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (viii) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers or (ix) changes in the estimated fair value of assets held for sale, or (x) the ability of the Company to sell unwanted operations. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Date: March 18, 2002                    SHILOH INDUSTRIES, INC.



                                        By: /s/ Theodore K. Zampetis
                                           -------------------------------------
                                              Theodore K. Zampetis,
                                              President
                                              and Chief Executive Officer




                                        By: /s/ Stephen E. Graham
                                           -------------------------------------
                                               Stephen E. Graham,
                                               Chief Financial Officer