Form 10-Q
period 2002-04-30
SHILOH INDUSTRIES INC
filed 2002-06-13
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-21964

SHILOH INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 202, 103 Foulk Road, Wilmington, Delaware 19803
(Address of principal executive offices—zip code)

(302) 998-0592
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:    Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of June 11, 2002 was 14,798,094 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	April 30, 2002	October 31, 2001
ASSETS
Cash and cash equivalents	$887	$4,715
Accounts receivable, net	81,903	95,172
Income tax receivable	2,676	2,714
Inventories, net	57,158	58,350
Net assets held for sale	17,180	7,500
Deferred income taxes	11,535	11,535
Prepaid expenses	2,277	3,239

Total current assets	173,616	183,225

Property, plant and equipment, net	297,062	315,285
Goodwill, net	3,082	3,144
Investment and advances to affiliate	12,116	12,274
Other assets	16,329	15,532

Total assets	$502,205	$529,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$64,144	$78,754
Advanced billings	769	382
Other accrued expenses	22,067	17,060

Total current liabilities	86,980	96,196

Long-term debt	240,100	268,545
Deferred income taxes	12,229	126
Long-term benefit liabilities	32,764	31,096
Other liabilities	1,812	1,810

Total liabilities	373,885	397,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock	1	—
Paid-in capital preferred stock	4,044	—
Common stock	148	148
Paid-in capital common stock	55,454	53,924
Retained earnings	82,244	89,783
Unearned compensation	(1,403)	—
Other comprehensive loss	(12,168)	(12,168)

Total stockholders’ equity	128,320	131,687

Total liabilities and stockholders’ equity	$502,205	$529,460

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
		(Note 1)		(Note 1)
Revenues	$158,698	172,836	304,665	339,078
Cost of sales	$144,150	160,648	282,697	307,893

Gross profit	14,548	12,188	21,968	31,185
Selling, general and administrative expenses	10,167	15,028	22,444	27,821
Asset impairment recovery	—	(10,756)	—	(10,756)
Restructuring charge	1,027	—	1,027	—

Operating income (loss)	3,354	7,916	(1,503)	14,120
Interest expense	5,193	5,476	9,532	11,090
Interest income	15	35	68	61
Other income (expense), net	(163)	28	157	310

Income (loss) before equity in net losses of affiliated company and income taxes	(1,987)	2,503	(10,810)	3,401
Equity in net losses of affiliated company	(304)	—	(460)	—

Income (loss) before taxes	(2,291)	2,503	(11,270)	3,401
Provision (benefit) for income taxes	(498)	826	(3,731)	1,122

Net income (loss)	$(1,793)	$1,677	$(7,539)	$2,279

Earnings (loss) per share:
Basic earnings (loss) per share	$(.12)	$.11	$(.51)	$.15

Basic weighted average number of common shares	14,798	14,798	14,798	14,798

Diluted earnings (loss) per share	$(.12)	.11	$(.51)	$.15

Diluted weighted average number of common shares	14,798	14,838	14,798	14,827

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Six months ended April 30,
	2002	2001
		(Note 1)
Cash Flows From Operating Activities:
Net income (loss)	$(7,539)	$2,279
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,392	13,577
Asset impairment recovery	—	(10,756)
Equity losses in affiliate company	460	—
Non cash restructuring charges	550	—
Gain on sale of assets	29	—
Deferred income taxes	12,103	2,982
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	11,747	6,193
Inventories	1,369	(10,302)
Prepaids and other assets	1,575	(2,661)
Payables and other liabilities	(1,329)	12,154
Accrued income taxes	38	—

Net cash provided by operating activities	33,395	13,466

Cash Flows From Investing Activities:
Capital expenditures	(6,593)	(20,374)
Proceeds from sale of assets	158	—
Acquisition, net of cash	1,326	—

Net cash used in investing activities	(5,109)	(20,374)

Cash Flows From Financing Activities:
Book overdrafts	(6,301)	(19,038)
Proceeds from long-term borrowings	56,600	158,100
Repayments of long-term borrowings	(81,000)	(125,500)
Payment of debt financing costs	(1,413)	—

Net cash provided by (used in) financing activities	(32,114)	13,562

Net increase (decrease) in cash and cash equivalents	(3,828)	6,654
Cash and cash equivalents at beginning of period	4,715	1,173

Cash and cash equivalents at end of period	$887	$7,827

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

Note 1—Basis of Presentation and Business:

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2001 Annual Report to Stockholders.

The Company recognizes revenue, except for tooling contracts, once it is realized and earned. This generally occurs once product has been shipped in accordance with an arrangement that exists with the customer, the selling price is determinable based on this arrangement and the Company is reasonably certain that it will receive payment from the customer. The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenues and contract costs indicate a loss.

During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company’s steel inventory had experienced declines in costs due to supply and demand in the market place. In addition, many of the Company’s peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company’s inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company and will also provide a better matching of revenue and expenses. The change increased net income for the second quarter of fiscal 2001 by $110 ($.00 per basic and diluted share) and decreased net income for the first six months of fiscal 2001 by $335 ($.03 per basic and diluted share).

Revenues and operating results for the six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories:

Inventories consist of the following:

	April 30, 2002	October 31, 2001
Raw materials	$21,333	$23,279
Work-in-process	22,111	17,703
Finished goods	13,714	17,368

Total	$57,158	$58,350

Note 3—Property, Plant and Equipment:

Property, plant and equipment consist of the following:

	April 30, 2002	October 31, 2001
Land	8,681	9,060
Buildings and improvements	110,212	112,632
Machinery and equipment	269,086	275,735
Furniture and fixtures	25,907	24,895
Construction in progress	11,102	11,444

Total, at cost	424,988	433,766
Less: accumulated depreciation	(127,926)	(118,481)

Net property, plant and equipment	$297,062	$315,285

Note 4—Financing Arrangements:

Long-term debt consists of the following:

	April 30, 2002	October 31, 2001
JP Morgan Chase Bank revolving credit loan—interest at 5.875% at April 30, 2002 and 5.875% at October 31, 2001	$240,100	$264,500
MTD Products Inc promissory note	—	4,045

Total	$240,100	$268,545

The weighted average interest rate for the second quarter and six months ended April 30, 2002 was 5.79% and 5.73%, respectively.

On August 11, 2000, the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA, as agent for a group of lenders. The credit agreement had an original commitment of $300,000 and expired in August of 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1,499 associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate (“ABR”), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15,000.

The credit agreement is collateralized by an interest in all of the Company’s and its wholly owned domestic subsidiaries’ cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property, equipment excluding fixtures and general intangibles such as patents, trademarks and copyrights.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel Division, the amount of availability under the credit agreement would decrease by $10,000. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5%, the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from .375% to .50%.

The Company’s LIBOR factor as determined by the pricing matrix was 3.5% as of October 31, 2001. As a result of this amendment, the Company capitalized deferred financing costs of $829 which is being amortized over the remaining term of the debt.

As of October 31, 2001, the Company was not in compliance with its debt covenants under the amended credit agreement. As a result, on January 25, 2002, the Company’s lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. The Company’s LIBOR factor as determined by the pricing matrix was 4.0% as of April 30, 2002. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company was required to obtain within 90 days of the effective date of the amendment and restatement, $8,000 of additional liquidity. This liquidity was generated through certain transactions entered into with related parties and include (1) the sale of certain machinery and equipment for $6,541 on May 10, 2002, (2) payment of $1,000 associated with a three year supply arrangement on May 10, 2002 and (3) on May 9, 2002 the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal amount of $460. In addition, the Company satisfied its requirement to generate approximately $12,000 of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement. The changes include a limitation on capital expenditures for the Company of $29,100 for the fiscal year ending October 31, 2002 and require the Company to achieve earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $24,261 for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender’s commitment. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. The Company is currently in compliance with its covenants under the amended and restated credit agreement. As a result of this amendment and restatement, the Company capitalized deferred financing costs of $1,413 which will be amortized over the remaining term of the debt. In addition, during the second quarter of fiscal 2002 the Company recorded additional interest expense of $952 for unamortized bank fees incurred prior to this amendment and restatement.

During fiscal 2001, MTD Products forgave all interest, aggregating $349 relating to the note that was issued by a wholly owned subsidiary of the Company to MTD Products in January 2001 in the aggregate principal amount of $4,045. The Company was guarantor of the note. The principal was payable in full on November 1, 2001. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. For financial reporting purposes the debt was classified as long-term as of October 31, 2001.

Book overdrafts were $14,617 at April 30, 2002 and $20,918 at October 31, 2001 and are included in accounts payable.

Total availability at April 30, 2002 under the Company’s credit agreement was $287,700, of which $45,195 was unused.

Note 5—Preferred Stock:

In December 2001, the Company authorized 100,000 shares of Series A Preferred Stock. These shares, with a par value of $.01 per share, rank senior to the Company’s Common Stock. The Series A Preferred Stock are entitled to cumulative dividends, at a rate of $5.75 per share per annum, if and when declared by the Company. The shares of Series A Preferred Stock are non-voting and are not convertible into any other shares of the Company’s securities. The Company may elect to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends.

Note 6—Other Information:

During the six months ended April 30, 2002 and 2001, cash payments for interest amounted to $7,786 and $11,430, respectively. Tax refunds, net of tax payments, of $15,893 were received during the six months ended April 30, 2002 and tax payments, net of tax refunds, of $600 were paid during the first six months of fiscal 2001. The tax benefit was $3,731 for the first six months of fiscal 2002 compared with a tax provision of $1,122 for the comparable period in fiscal 2001, representing effective tax rates of 33.1% and 33.0%, respectively.

On March 9, 2002, the “Job Creation and Worker Assistance Act” (H.R. 3090) was signed into law. A significant provision of this law is a temporary extension of the general net operating loss carryback period from two years to five years for net operating losses arising in taxable years ending in 2001 and 2002. The Company received $15,730 of tax refunds from the Internal Revenue Service during the second quarter of fiscal 2002 and used these funds to pay down outstanding debt. This refund included $12,104 of additional tax refunds resulting from the change in tax law. As of October 31, 2001, the benefit associated with this additional tax refund was classified on the balance sheet as a component of long-term deferred income taxes.

On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel Division to Valley City Steel, LLC (“VCS LLC”) for $12,400. VCS LLC is a joint venture formed by the Company and Viking Industries, LLC (“Viking”) in which the Company owns a minority interest (49%) and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the joint venture conducts its operations and leases these facilities to the joint venture. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the others interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC is collateral for a portion of the debt incurred by VCS LLC. In May 2002, the Company received notification that an event of default has occurred under the terms of VCS LLC’s loan agreement. The default prevents VCS LLC from currently making its monthly lease payment. As of April 30, 2002, the net book value of the land and building is $10,198. Although an event of default has occurred, VCS LLC continues to receive funding from its lender. The Company believes the default provision will be resolved favorably; however, there is no assurance that a favorable resolution will be achieved. If a favorable resolution is not achieved, the results of operations of the Company would be significantly adversely affected. Once the debt matures in August 2003 and is discharged and released, the Company’s ownership interest in VCS LLC will be reduced to 40% and Viking’s interest will be increased to 60%. The new entity continues to supply steel processing services to the Company.

As set forth in the MTD Automotive Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency related to certain price concessions. This final contingency payment, if any, would be paid in cash. The anticipated amount of the contingency is not determinable as of April 30, 2002.

The Company’s non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first six months of fiscal 2002, 500,000 stock options were effectively granted and no options were exercised.

Liverpool Coil Processing Division employees covered by a collective bargaining agreement expiring in May 2002 approved a new three year agreement in early May 2002.

In September 2001, the decision was made to cease operations at the Romulus Blanking Division during fiscal 2002 and operations did cease in December 2001. As of April 30, 2002 and October 31, 2001, the Company has classified $7,500 of real property and certain machinery and equipment at this facility as assets held for sale. The remaining assets will be sold or transferred to other operations within the Company.

In October 2001, the decision was made to cease operations at Canton Die Division and as of January 31, 2002, the operations ceased. As of April 30, 2002, the Company has classified $5,050 of real property and certain machinery and equipment at this facility as assets held for sale. As of October 31, 2001, these assets were classified as held for use.

In connection with the amended and restated credit agreement, the Company was required to generate additional liquidity and the Company agreed to sell certain machinery and equipment to MTD Products. As of April 30, 2002, the Company has classified $4,630 of certain machinery and equipment associated with this transaction as assets held for sale.

The Company finalized the terms of a five year employment agreement with its Chief Executive Officer during the second quarter of fiscal 2002. The employment agreement was executed in June 2002. During the first three years of the agreement, the executive will receive an annual base salary, in arrears, in unrestricted shares of the Company’s common stock. The number of shares to be issued are 350,000 at the end of year 1, 300,000 at the end of year 2 and 250,000 at the end of year 3. The executive will draw a base salary paid in cash during years 4 and 5. In addition, the Company effectively granted the executive 500,000 options and the Company established a supplemental executive retirement plan whereby the executive will be entitled to a benefit of $1,868 at the end of the five year employment agreement. During the second quarter of fiscal 2002, the Company recorded the issuance of the stock awards as unearned compensation reducing shareholders’ equity for the value of the award and charged $127 of expense.

A summary of the restructuring charges and related reserves of the Company are as follows:

	Restructuring reserves at October 31, 2001	Restructuring Charges	Cash Payments	Restructuring reserves at April 30, 2002
Severance and other employee costs	$797	$927	$(1,120)	$604
Plant closure and business exit costs	743	—	(312)	431
Professional fees	506	100	(226)	380
Other	190	—	(32)	158

Total restructuring	$2,236	$1,027	$(1,690)	$1,573

During the second quarter of fiscal 2002, the Company recorded restructuring charges of $1,027 predominately associated with a reduction in its salaried workforce.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method.

The outstanding stock options under the Company’s Key Employee Stock Incentive Plan are included in the diluted earnings (loss) per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding. As of April 30, 2002, the earnings per share calculation excludes 900,000 of contingently issuable shares. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for net income (loss).

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
Net income (loss)	$(1,793)	$1,677	$(7,539)	$2,279

Basic weighted average shares	14,798	14,798	14,798	14,798
Effect of dilutive securities:
Stock options	—	40	—	29

Diluted weighted average shares	14,798	14,838	14,798	14,827

Basic earnings(loss) per share	$(.12)	$.11	$(.51)	$.15

Diluted earnings(loss) per share	$(.12)	$.11	$(.51)	$.15

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financials statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the items that follow as critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements.

The Company recognizes revenue, except for tooling contracts, once it is realized and earned. This generally occurs once product has been shipped in accordance with an arrangement that exists with the customer, the selling price is determinable based on this arrangement and the Company is reasonably certain that it will receive payment from the customer. The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenues and contract costs indicate a loss.

The Company reviews the valuation of accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience of write-offs and the current financial condition of customers. If the financial condition of customers were to deteriorate, additional allowances may be required.

The Company records inventory reserves for estimated obsolescence or lower of cost or market concerns based upon future demand and current selling prices of individual products. Additional inventory reserves may be required if actual market conditions differ from management’s expectations.

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.

Pension and other post-retirement costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected salary increases and expected return on assets. The discount rate assumption is tied to long-term high quality bond rates. The projected salary increase assumption is based on recent trends in wages and salary increases. The assumption surrounding the expected return on assets for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. The return on assets assumption is subject to change depending upon the future asset mix of the portfolio.

The Company is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from different treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Future taxable income and ongoing tax planning strategies are considered when assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated financial statements.

General

The Company is a full service manufacturer of blanks, welded blanks and engineered stamped and assembled components for the automotive and light truck, heavy truck and other industrial markets. The Company also designs, engineers and manufactures precision tools and dies for the automotive and other industries and provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. In addition, through its minority-owned investment, Valley City Steel LLC (“VCS LLC”), the Company provides the intermediary steel processing service of pickling. In fiscal 2001, approximately 92.0% of the Company’s revenues were generated by sales to the automotive and light and heavy truck industries.

The Company’s origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960’s. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its operating subsidiaries and in July 1993 completed an initial public offering of common stock.

On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. The aggregate consideration for the acquisition of MTD Automotive consisted of $20,000 in cash and the issuance of 1,428,571 shares of common stock to MTD Products, of which 535,714 were contingently returnable at November 1, 1999. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the 535,714 contingently returnable shares of common stock were not required to be returned to the Company and the Company issued MTD Products an additional 288,960 shares of common stock and the Company’s wholly owned subsidiary issued a note in the aggregate principal amount of $4,045. The Company was guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1,820 was returned to the Company for settlement of price concessions and capital expenditure reimbursements relating to fiscal 2000. These adjustments were reflected in the Company’s financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $349. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. In October 2001, the Company resolved a contingency in the Purchase Agreement related to price concessions and received a payment of approximately $1,326. This additional reduction to the purchase price was recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2001. Also, in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency related to certain price concessions. This final contingency payment, if any, would be paid in cash. The anticipated amount of the contingency is not determinable as of April 30, 2002.

On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel Division to Valley City Steel, LLC (“VCS LLC”) for $12,400. VCS LLC is a joint venture formed by the Company and Viking Industries, LLC (“Viking”) in which the Company owns a minority interest (49%) and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to the joint venture. The Company retained ownership of the land and building where the joint venture conducts its operations and leases these facilities to the joint venture. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the others interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC is collateral for a portion of the debt incurred by VCS LLC. In May 2002, the Company received notification that an event of default has occurred under the terms of VCS LLC’s loan agreement. The default prevents VCS LLC from currently making its monthly lease payment. As of April 30, 2002, the net book value of the land and building is $10,198. Although an event of default has occurred, VCS LLC continues to receive funding from its lender. The Company believes the default provision will be resolved favorably; however, there is no assurance that a favorable resolution will be achieved. If a favorable resolution is not achieved, the results of operations of the Company would be significantly adversely affected. Once the debt matures in August 2003 and is discharged and released, the Company’s ownership interest in VCS LLC will be reduced to 40% and Viking’s interest will be increased to 60%. The new entity continues to supply steel processing services to the Company.

On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division. The remaining operations at Wellington Die were transferred to Wellington Stamping in the first quarter of fiscal 2002.

In September 2001, the decision was made to cease operations at the Romulus Blanking Division during fiscal 2002 and operations did cease in December 2001. As of April 30, 2002 and October 31, 2001, the Company has classified $7,500 of real property and certain machinery and equipment at this facility as assets held for sale. The remaining assets will be sold or transferred to other operations within the Company.

In October 2001, the decision was made to cease operations at Canton Die Division and as of January 31, 2002, the operations ceased. As of April 30, 2002, the Company has classified $5,050 of real property and certain machinery and equipment at this facility as assets held for sale. As of October 31, 2001, these assets were classified as held for use.

During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company’s steel inventory had experienced declines in costs due to supply and demand in the market place. In addition, many of the Company’s peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company’s inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company and will also provide a better matching of revenue and expenses. The change increased net income for the second quarter of fiscal 2001and decreased net income for the first six months of fiscal 2001 by $110 ($.00 per basic and diluted share) and $335 ($.03 per basic and diluted share), respectively.

In connection with the amended and restated credit agreement, the Company was required to generate additional liquidity and the Company agreed to sell certain machinery and equipment to MTD Products. As of April 30, 2002, the Company has classified $4,630 of certain machinery and equipment associated with this transaction as assets held for sale.

In analyzing the financial aspects of the Company’s operations, you should consider the following factors.

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. Because the Company performs a number of different operations, it is not meaningful to analyze simply the total tons of steel processed. For example, blanking and stamping involve more operational processes, from the design and manufacture of tools and dies to the production and packaging of the final product, than the Company’s other services and therefore generally have higher margins.

A portion of the Company’s steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or processes that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers’ needs, the Company estimates that of total tons used or processed in its operations, approximately 67.1% in 2001, 75.9% in 2000 and 85.6% in 1999 were used or processed on a toll processing basis. Excluding tons from which the Company receives a storage fee, these percentages change to approximately 61.0% in 2001, 72.5% in 2000 and 82.9% in 1999. Revenues from toll processing (the majority of which is attributed to the Company’s blanking operations) as a percent of total revenues were approximately 13.2% in 2001, 16.5% in 2000, and 27.6% in 1999. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company’s stamping operations generally use more directly owned steel than its other operations.

Changes in the price of scrap steel can have a significant effect on the Company’s results of operations because substantially all of its operations generate engineered scrap steel. Engineered scrap steel is a planned by-product of our processing operations. Changes in the price of steel, however, also can impact the Company’s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers. At times, however, the Company has been unable to pass along such costs. The Company has not been directly impacted by the recent steel tariffs as the majority of the Company’s steel purchases are within the North American market.

Over the last several years, the Company’s results of operations have been adversely affected by a large number of facility expansions and start-up operations in recent periods, such as Shiloh of Mexico and Ohio Welded Blank Division, an expansion of the Medina Blanking, Inc facility. Operations at expanded and new facilities are typically less efficient than established operations due to the implementation of new production processes. In addition, the Company depends on customers to implement their purchase programs in a timely manner, which affects the Company’s ability to achieve satisfactory plant utilization rates. When the customers fail to implement their programs in a timely manner, the Company’s results are negatively impacted. In the Company’s experience, operations at expanded or new facilities may be adversely impacted by the above factors for several periods. In addition, during the last two fiscal years, the Company’s results of operations have been adversely impacted as a result of the shutdown and sale of certain operations. During a shutdown, the Company typically continues to incur certain fixed costs, such as overhead related expenses, while also experiencing a diversion of certain resources, such as management-related resources.

During the first six months of fiscal 2002 the Company purchased, on a limited basis, processed steel from LTV Steel Company’s (“LTV”) remaining inventory. In December 2000, LTV filed for bankruptcy protection under Title 11 of the United States Code. In December 2001, LTV was granted permission to liquidate assets under Title 7 of the United States Code. At the end of February, 2002 the United States Bankruptcy Court approved the sale of LTV’s assets to a third party. The Company’s exposure to pre-petition and post-petition matters with LTV has been mitigated where appropriate and existing reserves are maintained to further reduce this exposure. The Company does not believe its exposure related to LTV, or other customers, will have a material effect on the Company’s financial results.

Results of Operations

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

REVENUES.    Revenues decreased by $14,138, or 8.2%, to $158,698 for the second quarter of fiscal 2002 from $172,836 for the comparable period in fiscal 2001. The decrease in revenue is primarily due to the sale of Valley City Steel Division in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002. The percentage of revenue from directly owned steel processed increased to 89.0% for the second quarter of fiscal 2002 from 86.4% for the comparable period in fiscal 2001. The percentage of revenues from toll processed steel decreased to 11.0% for the second quarter of fiscal 2002 from 13.6% for the comparable period in fiscal 2001. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in the percentage of revenue derived from automotive customers, which primarily use directly owned steel.

GROSS PROFIT.    Gross profit increased by $2,360, or 19.4%, to $14,548 for the second quarter of fiscal 2002 from $12,188 for the comparable period in fiscal 2001. Gross margin increased to 9.2% for the second quarter of fiscal 2002 from 7.1% for the comparable period in fiscal 2001. The increase in gross profit and gross margin is primarily related to lower manufacturing costs resulting from process characterization and process optimization provided through six sigma problem solving disciplines and lean manufacturing systems. The Company is currently experiencing an increase in its purchase costs of steel as a result of tightening steel supply caused by idling or closure of domestic steel-production facilities. The Company may not be able to pass along all of the increased costs to its customers which may result in decreased gross margins.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSE.    Selling, general and administrative expenses decreased by $4,861, or 32.4%, to $10,167 for the second quarter of fiscal 2002 from $15,028 for the comparable period in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 6.4% for the second quarter of fiscal 2002 from 8.7% for the comparable period in fiscal 2001. The decrease is primarily due to reductions in personnel and related benefit costs as well as reductions resulting from the sale of Valley City Steel Division in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002.

OTHER.    The Company recorded a restructuring charge of $1,027 for the second quarter of fiscal 2002 primarily due to a reduction in its salaried workforce. During the second quarter of fiscal 2001, the Company reduced its estimated loss associated with the assets held for sale of Valley City Steel Division which resulted in a $10,756 increase to income. Interest expense decreased to $5,193 in the second quarter of fiscal 2002 compared to $5,476 of interest expense in the comparable period of fiscal 2001. This decrease is due primarily to decreased average borrowings which was partially offset by the write-off of certain unamortized bank fees of $952. Interest expense of approximately $55 relating to the purchase of additional equipment at Canton Manufacturing Division, Liverpool Stamping Division, Ohio Welded Blank Division and Dickson Manufacturing Division was capitalized during the second quarter of fiscal 2002. Although the Company experienced an increase in its borrowing rate as a result of the amended and restated credit agreement, the decreased average borrowings more than offset the impact of the rate increase. Other income was $28 in the second quarter of fiscal 2001 compared to other expense of $163 in the second quarter of fiscal 2002. Equity in the net loss of affiliated company, Valley City Steel, LLC, was $304 for the second quarter of fiscal 2002. There was no corresponding gain or loss during the second quarter of fiscal 2001 since Valley City Steel Division was still a division of the Company. The income tax benefit was $498 in the second quarter of fiscal 2002 compared with a provision for income taxes of $826 for the comparable period in fiscal 2001, representing effective tax rates of 21.7% and 33.0%, respectively.

NET INCOME.    Net income for the second quarter of fiscal 2002 decreased by $3,470 to a net loss of $1,793 from net income of $1,677 for the comparable period in fiscal 2001. This decrease was the result of the factors described above.

Six Months Ended April 30, 2002 Compared to Six Months Ended April 30, 2001

REVENUES.    Revenues decreased by $34,413, or 10.2%, to $304,665 for the first six months of fiscal 2002 from $339,078 for the comparable period in fiscal 2001. The decrease in revenue is primarily due to the sale of Valley City Steel Division in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002 as well as lower volumes on certain programs from General Motors, Ford and heavy truck customers. The percentage of revenue from directly owned steel processed increased to 89.0% for the first six months of fiscal 2002 from 87.0% for the comparable period in fiscal 2001. The percentage of revenues from toll processed steel decreased to 11.0% for the first six months of fiscal 2002 from 13.0% for the comparable period in fiscal 2001. This shift in the mix of revenue from toll processing to directly owned steel processing is the result of the continued increase in the percentage of revenue derived from automotive customers, which primarily use directly owned steel.

GROSS PROFIT.    Gross profit decreased by $9,217, or 29.6%, to $21,968 for the first six months of fiscal 2002 from $31,185 for the comparable period in fiscal 2001. Gross margin decreased to 7.2% for the first six months of fiscal 2002 from 9.2% for the comparable period in fiscal 2001. The decrease in gross profit and gross margin is primarily related to reduced revenues not absorbing related fixed costs and a shift in the mix of revenue from toll processing to directly owned steel processing. The Company is currently experiencing an increase in its purchase costs of steel as a result of tightening steel supply caused by idling or closure of domestic steel-production facilities. The Company may not be able to pass along all of the increased costs to its customers which may result in decreased gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses decreased by $5,376, or 19.3% to $22,444 for the first six months of fiscal 2002 from $27,821 for the comparable period in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 7.4% for the first six months of fiscal 2002 compared to 8.2% for the same period in fiscal 2001. The decrease is primarily due to reductions in personnel and related benefit costs as well as reductions resulting from the sale of Valley City Steel Division in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002.

OTHER.    The Company recorded a restructuring charge of $1,027 for the first six months of fiscal 2002. During the first six months of fiscal 2001, the Company reduced its estimated loss associated with the assets held for sale of Valley City Steel Division, which resulted in a $10,756 increase to income. Interest expense decreased to $9,532 for the first six months of fiscal 2002 from $11,090 for the comparable period in fiscal 2001. This decrease is due primarily to lower average borrowings which was partially offset by the write-off of certain unamortized bank fees of $952. Interest expense of approximately $145 relating to new equipment at Canton Manufacturing Division, Liverpool Stamping Division, Ohio Welded Blank Division and Dickson Manufacturing Division was capitalized during the first six months of fiscal 2002. Equity in the net loss of affiliated company, Valley City Steel, LLC, was $460 for the first six months of fiscal 2002. There was no corresponding gain or loss during the first six months of 2001 since Valley City Steel Division was still a division of the Company. The income tax benefit was $3,731 for the first six months of fiscal 2002 compared to a provision for income tax of $1,122 for the comparable period in fiscal 2001 representing effective tax rates of 33.1% and 33.0%, respectively.

NET INCOME.    Net income for the first six months of fiscal 2002 decreased by $9,818 to a net loss of $7,539 from net income of $2,279 for the comparable period in fiscal 2001. This decrease was primarily the result of the factors described above.

Liquidity and Capital Resources

At April 30, 2002, the Company had $86,636 of working capital, representing a current ratio of 2.0 to 1 and a debt-to-total-capitalization ratio of 65.2%.

Net cash provided by operating activities is primarily generated from changes in operating assets and liabilities. Net cash provided by operating activities during the first six months of fiscal 2002 was $33,395 compared to $13,466 for the comparable period of fiscal 2001. This increase is attributed primarily to the tax refunds received as a result of the change in the tax law and the decrease in accounts receivable due to renegotiated payment terms with certain major customers during fiscal 2002. Net cash provided by operating activities is used by the Company to fund its capital expenditures or pay down debt.

Net cash used in investing activities for the first six months of fiscal 2002 was $5,109 compared to $20,374 for the comparable period in fiscal 2001. Net cash used in financing activities was $32,114 in fiscal 2002 compared to net cash provided by financing activities of $13,562 in the first six months of fiscal 2001.

Capital expenditures were $6,593 during the first six months of fiscal 2002 and $20,374 for the comparable period in fiscal 2001. Approximately $3,870 of the capital expenditures during the first six months of fiscal 2002 were used for new equipment at Canton Manufacturing, Ohio Welded Blank and Cleveland Manufacturing. The Company estimates capital expenditures for the remainder of fiscal 2002 to be approximately $20,000.

On August 11, 2000, the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA, as agent for a group of lenders. The credit agreement had an original commitment of $300,000 and expired in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1,499 associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate (“ABR”), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization.

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

The credit agreement is collateralized by an interest in all of the Company’s and its wholly owned domestic subsidiaries’ cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property, equipment excluding fixtures and general intangibles such as patents, trademarks and copyrights.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel Division, the amount of availability under the credit agreement would decrease by $10,000. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5%, the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from .375% to .50%. The Company’s LIBOR as determined by the pricing matrix was 3.5% as of October 31, 2001. As a result of this amendment, the

Company capitalized deferred financing costs of $829 which are being amortized over the remaining term of the debt.

As of October 31, 2001, the Company was not in compliance with its debt covenants under the credit agreement. As a result, on January 25, 2002, the Company’s lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. The Company’s LIBOR factor as determined by the pricing matrix was 4.0% as of April 30, 2002. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company was required to obtain within 90 days of execution of the amendment and restatement $8,000 in additional liquidity. This liquidity was generated through certain transactions entered into with related parties and included (1) the sale of certain machinery and equipment for $6,541 on May 10, 2002, (2) payment of $1,000 associated with a three year supply arrangement on May 10, 2002 and (3) on May 9, 2002 the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal amount of $460. In addition, the Company satisfied its requirement to generate approximately $12,000 of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement. The changes include limitations on capital expenditures for the Company of $29,100 for the fiscal year ending October 31, 2002 and require the Company to achieve earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $24,261 for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender’s commitment. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. The Company is currently in compliance with its covenants under the amended and restated credit agreement. As a result of this amendment and restatement, the Company capitalized deferred financing costs of $1,413 which will be amortized over the remaining term of the debt. In addition, during the second quarter of fiscal 2002 the Company recorded additional interest expense of $952 for unamortized bank fees incurred prior to this amendment and restatement.

Total availability at April 30, 2002 under the credit agreement was $287,700 of which $45,195 was unused.

On January 22, 2001, the Company’s wholly-owned subsidiary, MTD Automotive, executed a note in the aggregate principal amount of $4,045 in favor of MTD Products Inc as partial payment of additional consideration owed to MTD Products based on the performance of MTD Automotive for the first twelve months subsequent to consummation of such acquisition. The Company was guarantor of the note. The note was payable in full on November 1, 2001. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $349. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. These non cash transactions were executed to provide additional liquidity to the Company.

On March 9, 2002, the “Job Creation and Worker Assistance Act” (H.R. 3090) was signed into law. A significant provision of this law is a temporary extension of the general net operating loss carryback period from two years to five years for net operating losses arising in taxable years ending in 2001 and 2002. The Company received $15,730 of tax refunds from the Internal Revenue Service during the second quarter of fiscal 2002 and used these funds to pay down outstanding debt. This refund included $12,104 of additional tax refunds resulting from the change in the tax law. As of October 31, 2001, the benefit associated with this additional tax refund was classified on the balance sheet as a component of long-term deferred income taxes.

The Company from time to time is involved in various stages of discussion or negotiation regarding other acquisitions, dispositions and other such transactions and strategic alternatives. There is no assurance that any such sale or strategic or other alternative will be consummated.

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company believes that it has sufficient resources available to meet the Company’s cash requirements through at least the next twelve months. The Company believes that it can adequately fund its cash needs for the foreseeable future through cash on hand, borrowings under the amended and restated credit agreement and cash generated from operations. In addition, the Company anticipates improving its cash position by reducing inventory levels and through the sale of certain property, plant and equipment. The Company’s capital requirements will depend on and could increase as a result of many factors, including, but not limited to, the ability of the Company to accomplish its strategic objectives, further downturns in the automotive and light truck and heavy truck industries, and in the economy in general.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company’s operations in fiscal 2002 as well as over the long term such as, without limitations, (i) the Company’s dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, (ii) the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iv) increases in the price of, or limitations on the availability of steel, the Company’s primary raw material or decreases in the price of scrap steel (v) risks associated with integrating operations of acquired companies, (vi) the ability of the Company to implement its cost savings initiatives, (vii) potential disruptions or inefficiencies in operations due to or during facility expansions or start-up facilities, (viii) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers, or (ix) changes in the estimated fair value of assets held for sale, or (x) the ability of the Company to sell unwanted operations. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

Euro Conversion

On January 1, 1999, eleven of the fifteen countries (the “Participating Countries”) that are members of the European Union established a new uniform currency known as the “Euro”. The currency existing prior to such date in the Participating Countries was phased out, effective January 1, 2002. Because the Company has no European operations and no material European sales, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company’s business, prospects, results of operations or financial condition.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculative purposes. Based on the average outstanding variable rate debt during the quarter and six months ended April 30, 2002, each .5% change in the Company’s interest rate would have impacted the results of operations for the quarter and six months ended April 30, 2002 by $334 and $684, respectively.

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

On March 27, 2002, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took the following actions:

(1)  Elected as Class III Directors all nominees designated in the Proxy Statement dated February 27, 2002;

(2)  Approved the issuance of Common Stock of the Company to Theodore K. Zampetis, the Company’s President and Chief Executive Officer: and

(3)  Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE
Curtis E. Moll	12,414,457	1,312,871	—
Theodore K. Zampetis	12,414,407	1,312,921	—

In addition, the following Directors’ term of office continued after the meeting: David J. Hessler, Maynard M. Murch IV, John J. Tanis, Ronald C. Houser and James A. Karman.

The approval of the issuance of the Common Stock of the Company to Theodore K. Zampetis, the Company’s President and Chief Executive Officer was approved by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
11,499,207	1,474,079	2,747	751,295

The approval of appointment of PricewaterhouseCoopers LLP as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
13,678,482	46,375	2,471	—

Item 6.     Exhibit and Reports on Form 8-K

a.  Exhibits:

10.1    Employment Agreement between Shiloh Industries, Inc. and Theodore K. Zampetis

b.  Reports on Form 8-K:    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham Chief Financial Officer

Date:    June 13, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Employment Agreement between Shiloh Industries, Inc. and Theodore K. Zampetis