Form 10-Q
period 2002-07-31
SHILOH INDUSTRIES INC
filed 2002-09-16
CIK 904979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                         Commission file number 0-21964

                              --------------------

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

     Number of shares of Common Stock outstanding as of September 12, 2002 was 14,798,094 shares.

================================================================================

                             SHILOH INDUSTRIES, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                                                               3

          Condensed Consolidated Statements of Operations                                                     4

          Condensed Consolidated Statements of Cash Flows                                                     5

          Notes to Condensed Consolidated Financial Statements                                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                         18

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                   19

                          PART I--FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

                             SHILOH INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                 (Unaudited)
                                                                                   July 31,    October 31,
                                                                                     2002         2001
                                            ASSETS

Cash and cash equivalents                                                          $    519     $  4,715
Accounts receivable, net                                                             73,633       95,172
Income tax receivable                                                                   725        2,714
Inventories, net                                                                     64,348       58,350
Net assets held for sale                                                              4,512        7,500
Deferred income taxes                                                                11,535       11,535
Prepaid expenses                                                                      3,479        3,239
                                                                                   --------     --------
            Total current assets                                                    158,751      183,225
                                                                                   --------     --------
Property, plant and equipment, net                                                  293,085      315,285
Goodwill, net                                                                         3,051        3,144
Investment in and advances to affiliate                                              11,706       12,274
Other assets                                                                         17,831       15,532
                                                                                   --------     --------
            Total assets                                                           $484,424     $529,460
                                                                                   ========     ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                                    $    626     $      -
Accounts payable                                                                     69,799       78,754
Advanced billings                                                                       227          382
Other accrued expenses                                                               23,318       17,060
                                                                                   --------     --------
            Total current liabilities                                                93,970       96,196
                                                                                   --------     --------
Long-term debt                                                                      216,460      268,545
Deferred income taxes                                                                11,127          126
Long-term benefit liabilities                                                        31,148       31,096
Other liabilities                                                                     2,394        1,810
                                                                                   --------     --------
            Total liabilities                                                       355,099      397,773
                                                                                   --------     --------
Commitments and contingencies

Stockholders' equity:
      Preferred stock                                                                     1           --
      Paid-in capital preferred stock                                                 4,044           --
      Common stock                                                                      148          148
      Paid-in capital common stock                                                   56,631       53,924
      Retained earnings                                                              81,944       89,783
      Unearned compensation                                                          (1,275)          --
      Other comprehensive loss                                                      (12,168)     (12,168)
                                                                                   --------     --------
            Total stockholders' equity                                              129,325      131,687
                                                                                   --------     --------
            Total liabilities and stockholders' equity                             $484,424     $529,460
                                                                                   ========     ========

   The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                       (Unaudited)              (Unaudited)
                                                                    Three months ended       Nine months ended
                                                                        July 31,                 July 31,
                                                                        -------                  -------
                                                                     2002        2001        2002        2001
                                                                     ----        ----        ----        ----
                                                                               (Note 1)                  (Note 1)
Revenues                                                           $147,568    $165,166     $452,233     $504,244
Cost of sales                                                       136,040     151,527      418,737      459,420
                                                                   --------    --------     --------     --------
            Gross profit                                             11,528      13,639       33,496       44,824
Selling, general and administrative expenses                          8,684      14,999       31,128       42,819
Asset impairment (recovery) charges                                  (1,285)      2,066       (1,285)      (8,690)
Restructuring charges                                                    79         430        1,106          430
                                                                   --------    --------     --------     --------
            Operating income (loss)                                   4,050      (3,856)       2,547       10,265
Interest expense                                                      3,952       4,689       13,485       15,779
Interest income                                                           3          19           71           80
Other income (expense), net                                              77      (1,012)         234         (702)
                                                                   --------    --------     --------     --------
   Income (loss) before equity in net losses of affiliated
         company and income taxes                                       178      (9,538)     (10,633)      (6,136)
Equity in net losses of affiliated company                             (218)          -         (678)           -
                                                                   --------    --------     --------     --------
      Loss before income taxes                                          (40)     (9,538)     (11,311)      (6,136)
Provision (benefit) for income taxes                                    258      (3,148)      (3,472)      (2,025)
                                                                   --------    --------     --------     --------
Net loss                                                           $   (298)   $ (6,390)    $ (7,839)    $ (4,111)
                                                                   ========    ========     ========     ========
Loss per share:
      Basic loss per share                                         $   (.02)   $   (.43)    $   (.53)    $   (.28)
                                                                   ========    ========     ========     ========
      Basic weighted average number of common shares                 14,798      14,798       14,798       14,798
                                                                   ========    ========     ========     ========
      Diluted loss per share                                       $   (.02)   $   (.43)    $   (.53)    $   (.28)
                                                                   ========    ========     ========     ========
      Diluted weighted average number of common shares               14,798      14,798       14,798       14,798
                                                                   ========    ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                             SHILOH INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                         (Unaudited)
                                                                                  Nine months ended July 31,
                                                                                  --------------------------
                                                                                      2002         2001
                                                                                      ----         ----
                                                                                                 (Note 1)
Cash Flows From Operating Activities:
   Net loss                                                                         $(7,839)    $ (4,111)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                  22,373       20,933
      Asset impairment (recovery) charges                                            (1,285)      (8,690)
      Equity in net losses of affiliated company                                        678           --
      Non cash restructuring charges                                                    282          430
      Loss on sale of assets                                                            161        1,302
      Deferred income taxes                                                          11,001        3,151
      Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
            Accounts receivable                                                      20,069       52,060
            Inventories                                                              (5,818)      (2,403)
            Prepaids and other assets                                                (1,319)      (9,162)
            Payables and other liabilities                                            5,936      (31,204)
            Accrued income taxes                                                      1,256       (2,891)
                                                                                    -------     --------
                    Net cash provided by operating activities                        45,495       19,415
                                                                                    -------     --------
Cash Flows From Investing Activities:
      Capital expenditures                                                          (10,375)     (29,338)
      Proceeds from sale of assets                                                   15,858       16,138
      Acquisitions, net of cash                                                       1,326           --
                                                                                    -------     --------
                    Net cash provided by (used in) investing activities               6,809      (13,200)
                                                                                    -------     --------
Cash Flows From Financing Activities:
      Book overdrafts                                                                (7,673)      12,425
      Proceeds from short-term borrowings                                               703           --
      Repayments of short-term borrowings                                               (77)          --
      Proceeds from long-term borrowings                                            209,660      246,500
      Repayments of long-term borrowings                                           (257,700)    (266,000)
      Payment of debt financing costs                                                (1,413)          --
                                                                                    -------     --------
                    Net cash used in financing activities                           (56,500)      (7,075)
                                                                                    -------     --------
Net decrease in cash and cash equivalents                                            (4,196)        (860)
Cash and cash equivalents at beginning of period                                      4,715        1,173
                                                                                    -------     --------
Cash and cash equivalents at end of period                                          $   519     $    313
                                                                                    =======     ========

   The accompanying notes are an integral part of these financial statements.

                            SHILOH INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

Note 1--Basis of Presentation and Business:

      The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K for the fiscal year ended October 31, 2001.


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


      During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from last-in-first-out ("LIFO") to first-in-first-out ("FIFO") for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company's steel inventory had experienced declines in costs due to supply and demand in the market place. In addition, many of the Company's peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company's inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company and will also provide a better matching of revenue and expenses. The change increased net loss for the third quarter of fiscal 2001 by $36 ($.00 per basic and diluted share) and increased net loss for the nine months ended July 31, 2001 by $371 ($.03 per basic and diluted share).


      Revenues and operating results for the nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Recently Issued Accounting Standards

     In June 2002, Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued effective for all fiscal years beginning after December 31, 2002 with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not expect the adoption of this Statement to have a material effect on the Company's financial statements.

     In April 2002, SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued effective for all fiscal years beginning after May 15, 2002, which, among other changes and technical corrections, rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt."

     In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued effective for all fiscal years beginning after December 15, 2001 with early application encouraged. This Statement, which supersedes certain aspects of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

     In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for all fiscal quarters of fiscal years beginning after December 15, 2001 with earlier application permitted. This Statement establishes criteria for the recognition of intangible assets and their useful lives. It also results in companies ceasing the amortization of goodwill and requires companies to test goodwill for impairment on an annual basis. The Company is currently evaluating the impact that SFAS No. 142 will have on its financial condition and results of operations. The Company expects that it will no longer record approximately $123 of amortization associated with its $3,051 of existing goodwill on an annual basis. The Company does not have any intangible assets impacted by SFAS No. 142.

Note 3--Inventories:

      Inventories consist of the following:

                                                                               July 31,   October 31,
                                                                                 2002        2001
                                                                                 ----        ----
      Raw materials                                                           $  21,463    $  23,279
      Work-in-process                                                            27,846       17,703
      Finished goods                                                             15,039       17,368
                                                                              ---------    ---------
            Total                                                             $  64,348    $  58,350
                                                                              =========    =========

Note 4--Property, Plant and Equipment:

      Property, plant and equipment consist of the following:

                                                                               July 31,   October 31,
                                                                                 2002        2001
                                                                                 ----        ----
      Land                                                                    $   8,690    $   9,060
      Buildings and improvements                                                110,188      112,632
      Machinery and equipment                                                   272,867      275,735
      Furniture and fixtures                                                     25,219       24,895
      Construction in progress                                                   11,367       11,444
                                                                              ---------    ---------
            Total, at cost                                                      428,331      433,766
      Less: accumulated depreciation                                           (135,246)    (118,481)
                                                                              ---------    ---------
      Net property, plant and equipment                                       $ 293,085    $ 315,285
                                                                              =========    =========

Note 5--Financing Arrangements:

      Debt consists of the following:

                                                                               July 31,   October 31,
                                                                                 2002        2001
                                                                                 ----        ----
      Insurance broker financing agreement                                    $     626    $       -
                                                                              ---------    ---------
            Total short-term debt                                             $     626    $       -
                                                                              =========    =========
      JP Morgan Chase Bank revolving credit loan--interest at 5.8125% at
         July 31, 2002 and 5.875% at October 31, 2001                         $ 216,000    $ 264,500
      Promissory notes to related parties                                           460           --
      MTD Products Inc promissory note                                               --        4,045
                                                                              ---------    ---------
            Total long-term debt                                              $ 216,460    $ 268,545
                                                                              =========    =========

      The weighted average interest rate for the three and nine months ended July 31, 2002 was 5.88% and 5.78%, respectively.

      In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bears interest at a fixed rate of 5.39% and requires monthly payments of $80 through April 2003. As of July 31, 2002, $626 remained outstanding under this agreement and is classified as short-term borrowings in the Company's financial statements.

      On August 11, 2000, the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA, as agent for a group of lenders. The credit agreement had an original commitment of $300,000 and was to expire in August of 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1,499 associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.


      Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate, plus, in either case, a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization. The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to earnings before interest, taxes, depreciation and amortization. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15,000.


      The credit agreement is collateralized by an interest in all of the Company's and its wholly owned domestic subsidiaries' cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property, equipment excluding fixtures and general intangibles such as patents, trademarks and copyrights.


      The credit agreement includes, without limitation, covenants involving minimum interest coverage, minimum tangible net worth coverage and a minimum leverage ratio. In addition, the credit agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, leaseback transactions, acquisitions, prepayments of other debt, hedging agreements, liens and encumbrances and certain transactions resulting in a change of control.


      On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel Division, the amount of availability under the credit agreement would decrease by $10,000. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5%, the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from .375% to .50%. The Company's LIBOR factor as determined by the pricing matrix was 3.5% as of October 31, 2001. As a result of this amendment, the Company capitalized deferred financing costs of $829, which are being amortized over the remaining term of the debt.


      As of October 31, 2001, the Company was not in compliance with its debt covenants under the amended credit agreement. As a result, on January 25, 2002, the Company's lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. The Company's LIBOR factor as determined by the pricing matrix was 4.0% as of July 31, 2002. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company was required to obtain, within 90 days of the effective date of the amendment and restatement, $8,000 of additional liquidity. This liquidity was generated through certain transactions entered into with related parties and included (1) the sale of certain machinery and equipment for $6,541 on May 10, 2002, (2) receipt of $1,000 associated with a three year supply arrangement on May 10, 2002 and (3) on May 9, 2002, the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal amount of $460. In addition, the Company satisfied its requirement to generate approximately $12,000 of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. As a result of the sale of assets of the Romulus Blanking Division, the total commitment was reduced by $8,200. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement. The changes include a limitation on capital expenditures for the Company of $29,100 for the fiscal year ending October 31, 2002 and require the Company to achieve earnings before interest, taxes, depreciation and amortization ("EBITDA") of $24,261 for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender's commitment. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. As of July 31, 2002, the Company is in compliance with its covenants under the amended and restated credit agreement. As a result of this amendment and restatement, the Company capitalized deferred financing costs of $1,413, which are being amortized over the remaining term of the debt. In addition, during the second quarter of fiscal 2002, the Company recorded additional interest expense of $952 for unamortized bank fees incurred prior to this amendment and restatement.

      During fiscal 2001, MTD Products Inc forgave all interest, aggregating $349, relating to the note that was issued by a wholly owned subsidiary of the Company to MTD Products Inc in January 2001 in the aggregate principal amount of $4,045. The Company was guarantor of the note. The principal was payable in full on November 1, 2001. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products Inc 42,780 shares of Series A Preferred Stock in accordance with an amendment to the MTD Automotive Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. The note was classified as long-term debt as of October 31, 2001.

      Book overdrafts were $13,245 at July 31, 2002 and $20,918 at October 31, 2001 and are included in accounts payable.

      Total availability at July 31, 2002 under the Company's credit agreement was $279,500, of which $56,875 was unused.

Note 6--Preferred Stock:

      In December 2001, the Company authorized 100,000 shares of Series A Preferred Stock. These shares, with a par value of $.01 per share, rank senior to the Company's Common Stock. The shares of Series A Preferred Stock are entitled to cumulative dividends, at a rate of $5.75 per share per annum, if and when declared by the Company. The shares of Series A Preferred Stock are non-voting and are not convertible into any other securities of the Company. The Company may elect to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends.

Note 7--Other Information:

      During the nine months ended July 31, 2002 and 2001, cash payments for interest amounted to $12,629 and $16,800, respectively. Tax refunds, net of tax payments, of $15,756 were received during the nine months ended July 31, 2002 and tax payments, net of tax refunds, of $849 were paid during the first nine months of fiscal 2001. The tax benefit was $3,472 for the first nine months of fiscal 2002 compared with a tax benefit of $2,025 for the comparable period in fiscal 2001, representing effective tax rates of 30.7% and 33.0%, respectively.

      During the third quarter of fiscal 2002, the Company recorded $900 of net bad debt recoveries compared to $1,900 of bad debt expense for the comparable quarter in fiscal 2001.

      On March 9, 2002, the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant provision of this law is a temporary extension of the general net operating loss carryback period from two years to five years for net operating losses arising in taxable years ending in 2001 and 2002. The Company received $15,730 of tax refunds from the Internal Revenue Service during the second quarter of fiscal 2002 and used these funds to pay down outstanding debt. This refund included $12,104 of additional tax refunds resulting from the change in tax law. As of October 31, 2001, the benefit associated with this additional tax refund was classified on the balance sheet as a component of long-term deferred income taxes.

      As set forth in the MTD Automotive Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency related to certain price concessions. This final contingency payment, if any, would be paid in cash. The anticipated amount of the contingency is not determinable as of July 31, 2002.

      On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel Division to Valley City Steel, LLC ("VCS LLC") for $12,400. As a result of this sale, an asset impairment recovery of $10,756 was recorded in the third quarter of fiscal 2001. VCS LLC is a joint venture formed by the Company and Viking Industries, LLC ("Viking") in which the Company owns a minority interest (49%) and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building where VCS LLC conducts its operations and leases these facilities to VCS LLC. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the other party's interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC is collateral for a portion of the debt incurred by VCS LLC. In May 2002, the Company received notification that an event of default has occurred under the terms of VCS LLC's loan agreement. The default prevents VCS LLC from currently making its monthly lease payments. As of July 31, 2002, the net book value of the land and building was $10,111. Although an event of default has occurred, VCS LLC continues to receive funding from its lender. The Company believes the covenant violation will be resolved favorably; however, there is no assurance that a favorable resolution will be achieved. If a favorable resolution is not achieved, the results of operations of the Company would be significantly adversely affected. Once the debt matures in August 2003 and is discharged and released, the Company's ownership interest in VCS LLC will be reduced to 40% and Viking's interest will be increased to 60%. VCS LLC supplies steel processing services to the Company.

      On July 31, 2001, the Company completed the sale of the building, land and certain other assets of the Wellington Die Division. The Company recognized a $1,025 loss on the sale of the building and land. In addition, during the third quarter of fiscal 2001, the Company recorded a pre-tax asset impairment charge of $2,066 associated with the remaining assets of this division and a restructuring charge of $430. The remaining operations at Wellington Die were transferred to Wellington Stamping in the first quarter of fiscal 2002.

      In September 2001, the decision was made to cease operations at the Romulus Blanking Division during fiscal 2002, and its operations did cease in December 2001. As of October 31, 2001, the Company had classified as assets held for sale $7,500 of real property and certain machinery and equipment at this facility. These assets were sold in July 2002 for approximately $9,500 resulting in an asset impairment recovery of $1,285. Remaining assets were transferred to other divisions of the Company.

      In October 2001, the decision was made to cease operations at Canton Die Division, and, as of January 31, 2002, the operations ceased. As of July 31, 2002, the Company has classified as assets held for sale $4,512 of real property and certain machinery and equipment at this facility. As of October 31, 2001, these assets were classified as held for use.

      In connection with the amended and restated credit agreement, the Company was required to generate additional liquidity. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products Inc In May 2002, the Company completed this sale of assets in the amount of $4,630 and a resulting gain of $1,911 was recorded as a component of stockholders' equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products Inc to provide various services related to the manufacturing of products for MTD Products Inc at Company locations. The Company received $1,000 in cash for these services, which are being amortized over the life of the agreement. The obligation is recorded in "other accrued expenses" and "other liabilities" in the financial statements. Pursuant to the supply agreement, the Company will manufacture parts for MTD Products Inc on an ongoing basis at market-based prices.

      The Company's non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market price on the date of grant. During the first nine months of fiscal 2002, 710,000 stock options were effectively granted and no options were exercised.

      The Company finalized the terms of a five-year employment agreement with its Chief Executive Officer during the second quarter of fiscal 2002. The employment agreement was executed in June 2002. During the first three years of the agreement, the executive will receive an annual base salary, in arrears, in unrestricted shares of the Company's common stock. The number of shares to be issued are 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. In addition, the Company effectively granted the executive 500,000 options and the Company established a supplemental executive retirement plan whereby the executive will be entitled to a benefit of $1,868 at the end of the five year employment agreement. The Company recorded the issuance of the stock awards as unearned compensation, reducing stockholders' equity for the value of the award and for the first nine months of fiscal 2002, recorded $255 of compensation expense.

      During the third quarter of fiscal 2002, the Company established a "Rabbi Trust" for the Theodore K. Zampetis Supplemental Executive Retirement Plan. The Rabbi Trust sets aside assets to pay for benefits to Theodore K. Zampetis, the Company's President and Chief Executive Officer, under the supplemental executive retirement plan, but those assets remain subject to claims by the Company's general creditors in preference to the claims of the plan's participant and beneficiaries. The trust is currently active and is funded with $252 cash as of July 31, 2002.

      A summary of the restructuring charges and related reserves of the Company are as follows:

                                                                  Restructuring                                 Restructuring
                                                                   reserves at       Restructuring    Cash        reserves at
                                                                 October 31, 2001       Charges      Payments    July 31, 2002
                                                                 ----------------       -------      --------    -------------
Severance and other employee costs                                  $   797              $  990       $(1,544)     $   243
Plant closure and business exit costs                                   743                  16          (413)         346
Professional fees                                                       506                 100          (228)         378
Other                                                                   190                  --           (32)         158
                                                                    -------             -------       -------      -------
      Total restructuring                                           $ 2,236              $1,106       $(2,217)     $ 1,125
                                                                    =======             =======       =======      =======

      During the second and third quarters of fiscal 2002, the Company recorded restructuring charges of $1,106 predominately associated with a reduction in its salaried workforce.

Loss Per Share

      Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilutive effect of the Company's stock option plan.

      The outstanding stock options under the Company's Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted loss per share calculation to the extent they are dilutive. For the three and nine months ended July 31, 2002, the loss per share calculation excludes 900,000 of contingently issuable shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Critical Accounting Policies

      Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financials statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the items that follow as critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements.

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

      The Company records inventory reserves for estimated obsolescence or lower of cost or market concerns based upon future demand and current selling prices of individual products. Additional inventory reserves may be required if actual market conditions differ from management's expectations.

      The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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

      The Company is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from different treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Future taxable income and ongoing tax planning strategies are considered when assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated financial statements.

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

      The Company's origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960's. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its operating subsidiaries. In July 1993, the Company completed an initial public offering of common stock.

      On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. The aggregate consideration for the acquisition of MTD Automotive consisted of $20.0 million in cash and the issuance of 1,428,571 shares of common stock to MTD Products Inc, of which 535,714 were contingently returnable at November 1, 1999. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the 535,714 contingently returnable shares of common stock were not required to be returned to the Company, the Company issued MTD Products Inc an additional 288,960 shares of common stock and the Company's wholly owned subsidiary issued a note in the aggregate principal amount of $4.0 million to MTD Products Inc. The Company was guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements relating to fiscal 2000. These adjustments were reflected in the Company's financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products Inc forgave all interest relating to the note in the aggregate amount of $.3 million. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products Inc 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. In October 2001, the Company resolved a contingency in the Purchase Agreement related to price concessions and received a payment of approximately $1.3 million. This additional reduction to the purchase price was recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2001. Also, in accordance with the Purchase Agreement, the purchase price may be adjusted at the end of fiscal 2002 upon resolution of a final contingency related to certain price concessions. This final contingency payment, if any, would be paid in cash. The anticipated amount of the contingency is not determinable as of July 31, 2002.

      On July 31, 2001, the Company completed the sale of certain assets and liabilities of its Valley City Steel Division to Valley City Steel, LLC ("VCS LLC") for $12.4 million. As a result of this sale, an asset impairment recovery of $10.8 million was recorded in the third quarter of fiscal 2001. VCS LLC is a joint venture formed by the Company and Viking Industries, LLC ("Viking") in which the Company owns a minority interest (49%) and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building where VCS LLC conducts its operations and leases these facilities to VCS LLC. As of September 1, 2002 and on the first day of every month thereafter, the Company has the right to require VCS LLC to repurchase its interest at a put price as defined in the operating agreement. In addition, as of September 1, 2002 and on the first day of every month thereafter, both the Company and Viking have the right to purchase the other party's interest at a call purchase price as defined in the operating agreement. The land and building leased by VCS LLC is collateral for a portion of the debt incurred by VCS LLC. In May 2002, the Company received notification that an event of default has occurred under the terms of VCS LLC's loan agreement. The default prevents VCS LLC from currently making its monthly lease payment. As of July 31, 2002, the net book value of the land and building was $10.1 million. Although an event of default has occurred, VCS LLC continues to receive funding from its lender. The Company believes the covenant violation will be resolved favorably; however, there is no assurance that a favorable resolution will be achieved. If a favorable resolution is not achieved, the results of operations of the Company would be significantly adversely affected. Once the debt matures in August 2003 and is discharged and released, the Company's ownership interest in VCS LLC will be reduced to 40% and Viking's interest will be increased to 60%. VCS LLC supplies steel processing services to the Company.

      On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division. The Company recognized a $1.0 million loss on the sale of the building and land. In addition, during the third quarter of fiscal 2001, the Company recorded a $2.1 million asset impairment charge on the remaining assets and a $.4 million restructuring charge. The remaining operations at Wellington Die were transferred to Wellington Stamping in the first quarter of fiscal 2002.

      In September 2001, the decision was made to cease operations at the Romulus Blanking Division during fiscal 2002, and its operations did cease in December 2001. As of October 31, 2001, the Company had classified as assets held for sale $7.5 million of real property and certain machinery and equipment at this facility. These assets were sold in July 2002 for $9.5 million resulting in an asset impairment recovery of $1.3 million. Remaining assets were transferred to other divisions of the Company.

      In October 2001, the decision was made to cease operations at Canton Die Division, and, as of January 31, 2002, the operations ceased. As of July 31, 2002, the Company has classified as assets held for sale $4.5 million of real property and certain machinery and equipment at this facility. As of October 31, 2001, these assets were classified as held for use.

      In connection with the amended and restated credit agreement, the Company was required to generate additional liquidity. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products Inc. In May 2002, the Company completed this sale of assets in the amount of $4.6 million and a resulting gain of $1.9 million was recorded as a component of stockholders' equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products Inc to provide various services related to the manufacturing of products for MTD Products Inc at Company locations. The
Company received $1.0 million in cash for these services, which is being amortized over the life of the agreement. The obligation is recorded in "other accrued expenses" and "other liabilities" in the financial statements. Pursuant to the supply agreement, the Company will manufacture parts for MTD Products Inc on an ongoing basis at market-based prices.

      During the fourth quarter of fiscal 2001, the Company changed its method of inventory costing from last-in-first-out ("LIFO") to first-in-first-out ("FIFO") for certain inventories. Prior periods have been restated to reflect this change. The method was changed because the Company's steel inventory had experienced declines in costs due to supply and demand in the market place. In addition, many of the Company's peer group currently use the FIFO method of inventory costing. Furthermore, the majority of the Company's inventory is currently recorded using the FIFO method; therefore, the change will provide for greater consistency in the accounting policies of the Company and will also provide a better matching of revenue and expenses. The change increased net loss for the third quarter of fiscal 2001 and increased net loss for the first nine months of fiscal 2001 by $.04 million ($.00 per basic and diluted share) and $.4 million ($.03 per basic and diluted share), respectively.

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

      A portion of the Company's steel processing and blanking products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Although the proportion of tons of steel which the Company uses or processes that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers' needs, the Company estimates that of total tons used or processed in its operations, approximately 67.1% in 2001, 75.9% in 2000 and 85.6% in 1999 were used or processed on a toll processing basis. Excluding tons from which the Company receives a storage fee, these percentages change to approximately 61.0% in 2001, 72.5% in 2000 and 82.9% in 1999. Revenues from toll processing (the majority of which is attributed to the Company's blanking operations) as a percent of total revenues were approximately 13.2% in 2001, 16.5% in 2000 and 27.6% in 1999. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. Consequently, toll processing generally results in lower revenue, but higher gross margin, than directly owned steel processing. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins. The Company's stamping operations generally use more directly owned steel than its other operations.

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

      Over the last several years, the Company's results of operations have been adversely affected by a large number of facility expansions and start-up operations in recent periods, such as Shiloh of Mexico and Ohio Welded Blank Division, an expansion of the Medina Blanking, Inc. facility. Operations at expanded and new facilities are typically less efficient than established operations due to the implementation of new production processes. In addition, the Company depends on customers to implement their purchase programs in a timely manner, which affects the Company's ability to achieve satisfactory plant utilization rates. When the customers fail to implement their programs in a timely manner, the Company's results are negatively impacted. In the Company's experience, operations at expanded or new facilities may be adversely impacted by the above factors for several periods. In addition, during the last two fiscal years, the Company's results of operations have been adversely impacted as a result of the shutdown and sale of certain operations. During a shutdown, the Company typically continues to incur certain fixed costs, such as overhead related expenses, while also experiencing a diversion of certain resources, such as management-related resources.

Results of Operations

   Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

      REVENUES. Revenues decreased by $17.6 million, or 10.7%, to $147.6 million for the third quarter of fiscal 2002 from $165.2 million for the comparable period in fiscal 2001. The decrease in revenue is primarily due to the loss of revenue in the three months ended July 31, 2002 as a result of the Valley City Steel Division transaction in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002. The percentage of revenue from directly owned steel processing increased to 87.9% for the third quarter of fiscal 2002 from 87.7% for the comparable period in fiscal 2001. The percentage of revenues from toll processing decreased to 12.1% for the third quarter of fiscal 2002 from 12.3% for the comparable period in fiscal 2001. This shift in the mix of revenue from directly owned steel processing to toll processing is the result of the decrease in the percentage of revenue derived from automotive customers, which primarily use directly owned steel.

      GROSS PROFIT. Gross profit decreased by $2.1 million, or 15.4%, to $11.5 million for the third quarter of fiscal 2002 from $13.6 million for the comparable period in fiscal 2001. Gross margin decreased to 7.8% for the third quarter of fiscal 2002 from 8.3% for the comparable period in fiscal 2001. The decrease in gross profit and gross margin is primarily related to increases in the purchase costs of steel as a result of the tightening steel supply caused by idling or closure of domestic steel-production facilities and the steel tariffs. The Company was not able to pass along all of the increased costs to its customers, which resulted in decreased gross margins.

      SELLING, GENERAL AND ADMINSTRATIVE EXPENSE. Selling, general and administrative expenses decreased by $6.3 million, or 42.0%, to $8.7 million for the third quarter of fiscal 2002 from $15.0 million for the comparable period in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 5.9% for the third quarter of fiscal 2002 from 9.1% for the comparable period in fiscal 2001. The decrease is primarily due to reductions in personnel and related benefit costs as well as reductions resulting from the Valley City Steel Division transaction in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002. Additionally, the Company recorded $.9 million of bad debt recoveries in the third quarter of fiscal 2002 compared to $1.9 million of bad debt expense for the comparable quarter in fiscal 2001.

      OTHER. During the third quarter of fiscal 2002, the Company recognized an asset impairment recovery associated with the sale of land, building and certain other assets of Romulus Blanking Division for $1.3 million. During the third quarter of fiscal 2001, the Company recorded a $2.1 million impairment charge related to certain assets of the Wellington Die Division retained by the Company. The Company recorded a restructuring charge of $.08 million and $.4 million for the third quarter of fiscal 2002 and 2001, respectively, primarily due to a reduction in its salaried workforce. Interest expense decreased to $4.0 million in the third quarter of fiscal 2002 compared to $4.7 million of interest expense in the comparable period of fiscal 2001. This decrease is due primarily to decreased average borrowings as compared with the same period last fiscal year. Other income was approximately $.1 million in the third quarter of fiscal 2002 compared to other expense of $1.0 million in the third quarter of fiscal 2001. During the third quarter of fiscal 2001, the Company recorded a loss for $1.0 million on the sale of the land and building of Wellington Die. Equity in the net loss of affiliated company, Valley City Steel, LLC, was $.2 million for the third quarter of fiscal 2002. There was no corresponding gain or loss during the third quarter of fiscal 2001 since Valley City Steel Division was still a division of the Company. The income tax provision was $.3 million in the third quarter of fiscal 2002 compared with a benefit for income taxes of $3.1 million for the comparable period in fiscal 2001. The Company revised its estimated effective tax rate in the third quarter of fiscal 2002 to 30.7% and accordingly recorded a provision for income tax in the same quarter. The effective tax rate was 33.0% for the third quarter of fiscal 2001.

      NET LOSS. Net loss for the third quarter of fiscal 2002 decreased by $6.1 million to a net loss of $.3 million as compared to a net loss of $6.4 million for the comparable period in fiscal 2001. This decrease was the result of the factors described above.

   Nine Months Ended July 31, 2002 Compared to Nine Months Ended July 31, 2001

      REVENUES. Revenues decreased by $52.0 million, or 10.3%, to $452.2 million for the first nine months of fiscal 2002 from $504.2 million for the comparable period in fiscal 2001. The decrease in revenue is primarily due to the loss of revenue in the nine months ended July 31, 2002 as a result of the Valley City Steel Division transaction in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002 as well as lower volumes on certain programs from General Motors, Ford and heavy truck customers. The percentage of revenue from directly owned steel processed increased to 89.9% for the first nine months of fiscal 2002 from 87.3% for the comparable period in fiscal 2001. The percentage of revenues from toll processed steel decreased to 10.1% for the first nine months of fiscal 2002 from 12.7% for the comparable period in fiscal 2001. This shift in the mix of revenue from directly owned steel processing to toll processing is the result of the decrease in the percentage of revenue derived from automotive customers, which primarily use directly owned steel.

      GROSS PROFIT. Gross profit decreased by $11.3 million, or 25.2%, to $33.5 million for the first nine months of fiscal 2002 from $44.8 million for the comparable period in fiscal 2001. Gross margin decreased to 7.4% for the first nine months of fiscal 2002 from 8.9% for the comparable period in fiscal 2001. The decrease in gross profit and gross margin is primarily related to reduced revenues not absorbing related fixed costs and a shift in the mix of revenue from directly owned steel processing to toll processing. The Company also experienced an increase in the costs of steel as a result of tightening steel supply caused by idling or closure of domestic steel-production facilities and the steel tariffs. The Company was not able to pass along all of the increased costs to its customers, which resulted in decreased gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $11.7 million, or 27.3%, to $31.1 million for the first nine months of fiscal 2002 from $42.8 million for the comparable period in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 6.9% for the first nine months of fiscal 2002 compared to 8.5% for the same period in fiscal 2001. The decrease is primarily due to reductions in personnel and related benefit costs as well as reductions resulting from the Valley City Steel Division transaction in July of 2001 and the closure of Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of 2002.

      OTHER. During the first nine months of fiscal 2002, the Company recognized an asset impairment recovery associated with the sale of the land, building and certain other assets of Romulus Blanking Division for $1.3 million. During the first nine months of fiscal 2001, the Company reduced its estimated loss associated with the assets held for sale of Valley City Steel Division, which resulted in a $10.8 million increase to income. This was partially offset by an impairment charge of $2.1 million related to certain assets of the Wellington Die Division retained by the Company. The Company recorded a restructuring charge of $1.1 million and $.4 million for the first nine months of fiscal 2002 and 2001, respectively. Interest expense decreased to $13.5 million for the first nine months of fiscal 2002 from $15.8 million for the comparable period in fiscal 2001. This decrease is due primarily to lower average borrowings, which was partially offset by the write-off of certain unamortized bank fees of $1.0 million in fiscal 2002. Other income was $.2 million for the first nine months of fiscal 2002 compared to other expense of $.7 million in the comparable period of fiscal 2001. During the third quarter of fiscal 2001, the Company recorded a loss for $1.0 million on the land and building sale of Wellington Die. Equity in the net loss of affiliated company, Valley City Steel, LLC, was $.7 million for the first nine months of fiscal 2002. There was no corresponding gain or loss during the first nine months of 2001 since Valley City Steel Division was still a division of the Company. The income tax benefit was $3.5 million and $2.0 million for the first nine months of fiscal 2002 and 2001, respectively representing effective tax rates of 30.7% and 33.0%, respectively.

      NET LOSS. Net loss for the first nine months of fiscal 2002 increased by $3.7 million to a net loss of $7.8 million from net loss of $4.1 million for the comparable period in fiscal 2001. This decrease was primarily the result of the factors described above.

Liquidity and Capital Resources

      At July 31, 2002, the Company had $64.8 million of working capital, representing a current ratio of 1.7 to 1 and a debt-to-total-capitalization ratio of 62.7%.

      Net cash provided by operating activities is primarily generated from changes in operating assets and liabilities. Net cash provided by operating activities during the first nine months of fiscal 2002 was $45.5 million compared to $19.4 million for the comparable period of fiscal 2001. This increase is attributed primarily to the tax refunds received as a result of the change in the tax law in fiscal 2002, the decrease in accounts receivable due to renegotiated payment terms with certain major customers during fiscal 2002, and the levels of accounts payable period-to-period. Net cash provided by operating activities is used by the Company to fund its capital expenditures or pay down debt.

      Net cash provided by investing activities for the first nine months of fiscal 2002 was $6.8 million compared to net cash used in investing activities of $13.2 million for the comparable period in fiscal 2001. Net cash used in financing activities was $56.5 million in fiscal 2002 compared to $7.1 million in the first nine months of fiscal 2001.

      Capital expenditures were $10.4 million during the first nine months of fiscal 2002 and $29.3 million for the comparable period in fiscal 2001. Approximately $7.7 million of the capital expenditures during the first nine months of fiscal 2002 were used for new equipment at Canton Manufacturing, Ohio Welded Blank and Cleveland Manufacturing. The Company estimates capital expenditures for the remainder of fiscal 2002 to be approximately $9.0 million.

      On August 11, 2000, the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank Agreement with KeyBank NA, as agent for a group of lenders. The credit agreement had an original commitment of $300.0 million and was to expire in August 2005. All amounts outstanding under the KeyBank Agreement were refinanced and all existing obligations under the KeyBank Agreement were terminated. As a result of the refinancing, the Company capitalized deferred financing costs of $1.5 million associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

      Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate ("ABR"), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate, plus, in either case, a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization.

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

      The credit agreement includes, without limitation, covenants involving minimum interest coverage, minimum tangible net worth coverage and a minimum leverage ratio. In addition, the new credit agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, leaseback transactions, acquisitions, prepayments of other debt, hedging agreements, liens and encumbrances and certain transactions resulting in a change of control.

      On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel Division, the amount of availability under the credit agreement would decrease by $10.0 million. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5%, the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from .375% to .50%. The Company's LIBOR as determined by the pricing matrix was 3.5% as of October 31, 2001. As a result of this amendment, the Company capitalized deferred financing costs of $.8 million, which are being amortized over the remaining term of the debt.

      As of October 31, 2001, the Company was not in compliance with its debt covenants under the credit agreement. As a result, on January 25, 2002, the Company's lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. The Company's LIBOR factor as determined by the pricing matrix was 4.0% as of July 31, 2002. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company was required to obtain, within 90 days of execution of the amendment and restatement, $8.0 million in additional liquidity. This liquidity was generated through certain transactions entered into with related parties and included (1) the sale of certain machinery and equipment for $6.5 million on May 10, 2002, (2) payment of $1.0 million associated with a three year supply arrangement on May 10, 2002 and
(3) on May 9, 2002, the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal amount of $.5 million. In addition, the Company satisfied its requirement to generate approximately $12.0 million of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. As a result of the sale of assets of the Romulus Blanking Division, the total commitment was reduced by $8.2 million. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement. The changes include limitations on capital expenditures for the Company of $29.1 million for the fiscal year ending October 31, 2002 and require the Company to achieve earnings before interest, taxes, depreciation and amortization ("EBITDA") of $24.3 million for the year ending October 31, 2002. In connection with such amendment and restatement, the Company is required to pay an amendment fee to each lender equal to .25% of the aggregate amount of such lender's commitment. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. As of July 31, 2002, the Company is in compliance with its covenants under the amended and restated credit agreement. As a result of this amendment and restatement, the Company capitalized deferred financing costs of $1.4 million, which are being amortized over the remaining term of the debt. In addition, during the second quarter of fiscal 2002, the Company recorded additional interest expense of $1.0 million for unamortized bank fees incurred prior to this amendment and restatement.

      Total availability at July 31, 2002 under the credit agreement was $279.5 million of which $56.9 million was unused.

      In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bears interest at 5.39% and requires monthly payments of approximately $.1 million through April 2003. As of July 31, 2002, $.6 million remained outstanding under this agreement and is classified as short-term borrowings on the Company's financial statements.

      On January 22, 2001, the Company's wholly-owned subsidiary, MTD Automotive, executed a note in the aggregate principal amount of $4.0 million in favor of MTD Products Inc as partial payment of additional consideration owed to MTD Products Inc based on the performance of MTD Automotive for the first twelve months subsequent to consummation of such acquisition. The Company was guarantor of the note. The note was payable in full on November 1, 2001. During fiscal 2001, MTD Products Inc forgave all interest, aggregating $.3 million, relating to the note. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products Inc 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. These non-cash transactions were executed to provide additional liquidity to the Company.

     On March 9, 2002, the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant provision of this law is a temporary extension of the general net operating loss carryback period from two years to five years for net operating losses arising in taxable years ending in 2001 and 2002. The Company received $15.7 million of tax refunds from the Internal Revenue Service during the second quarter of fiscal 2002 and used these funds to pay down outstanding debt. This refund included $12.1 million of additional tax refunds resulting from the change in the tax law. As of October 31, 2001, the benefit associated with this additional tax refund was classified on the balance sheet as a component of long-term deferred income taxes.

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

     The Company believes that it has sufficient resources available to meet the Company's cash requirements through at least the next twelve months. The Company believes that it can adequately fund its cash needs for the foreseeable future through cash on hand, borrowings under the amended and restated credit agreement and cash generated from operations. In addition, the Company anticipates improving its cash position by reducing inventory levels and through the sale of certain property, plant and equipment. The Company's capital requirements will depend on, and could increase as a result of, many factors, including, but not limited to, the ability of the Company to accomplish its strategic objectives, further downturns in the automotive and light truck and heavy truck industries, and in the economy in general.

                           FORWARD-LOOKING STATEMENTS

     The statements contained in this Quarterly Report of Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 2002 as well as over the long term such as, without limitations, (i) the Company's dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, (ii) the dependence of the automotive and light truck industry on consumer spending which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iv) increases in the price of, or limitations on the availability of steel, the Company's primary raw material or decreases in the price of scrap steel, (v) the ability of the Company to pass along increased costs to its customers, (vi) risks associated with integrating operations of acquired companies, (vii) the ability of the Company to implement its cost savings initiatives, (viii) potential disruptions or inefficiencies in operations due to or during facility expansions, start-up facilities or new program launches, (ix) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers, (x) changes in the estimated fair value of assets held for sale, or (xi) the ability of the Company to sell unwanted operations in a timely manner on terms acceptable to the Company, if at all. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Effect of Inflation

     Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company's financial results.

Euro Conversion

     On January 1, 1999, twelve of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro". The currency existing prior to such date in the Participating Countries was phased out, effective January 1, 2002. Because the Company has no European operations and no material European sales, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculative purposes. Based on the average outstanding variable rate debt during the quarter and nine months ended July 31, 2002, each .5% change in the Company's interest rate would have impacted the results of operations for the quarter and nine months ended July 31, 2002 by $.3 million and $1.0 million, respectively.

                           Part II. OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K

     a.   Exhibits:
          10.1 Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation
          10.2 Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc.
          10.3 Real Property Purchase Agreement, dated July 2, 2002, between Shiloh of Michigan, L.L.C. and Plastech Holding Corporation
          10.4 Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Dieter Kaesgen
          10.5 Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Curtis E. Moll
          10.6 Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation
          10.7 Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc.

     b.   Reports on Form 8-K:    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Shiloh Industries, Inc.

                                        By:    /s/ Theodore K. Zampetis
                                           -------------------------------------
                                                    Theodore K. Zampetis
                                           President and Chief Executive Officer


                                        By:    /s/ Stephen E. Graham
                                           -------------------------------------
                                                   Stephen E. Graham
                                               Chief Financial Officer

Date:  September 16, 2002

                                 CERTIFICATIONS

     I, Theodore K. Zampetis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Shiloh Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                        /s/ Theodore K. Zampetis
                                        --------------------------------------
                                        Theodore K. Zampetis
                                        President and Chief Executive Officer

Date: September 16, 2002

                                 CERTIFICATIONS

     I, Stephen E. Graham, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Shiloh Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                                    /s/ Stephen E. Graham
                                                    --------------------------
                                                    Stephen E. Graham
                                                    Chief Financial Officer

Date:  September 16, 2002

                                  EXHIBIT INDEX

    Exhibit
      No.     Exhibit Description

     10.1 Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation
     10.2 Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc.
     10.3 Real Property Purchase Agreement, dated July 2, 2002, between Shiloh of Michigan, L.L.C. and Plastech Holding Corporation
     10.4 Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Dieter Kaesgen
     10.5 Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Curtis E. Moll
     10.6 Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation
     10.7 Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc.