Form 10-K
period 2002-10-31
SHILOH INDUSTRIES INC
filed 2003-01-24
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002        Commission file no. 0-21964

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

Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $2.60 per share as reported by the Nasdaq National Market was approximately $16,268,000. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of January 21, 2003 was 14,798,094.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”).

INDEX TO ANNUAL REPORT
ON FORM 10-K

SHILOH INDUSTRIES, INC.

PART I

Item 1.     Business

General

Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company’s principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (302) 998-0592.

Shiloh is a full service manufacturer of blanks, engineered welded blanks, engineered stampings and modular assemblies for the automotive and light truck, heavy truck and other industrial markets. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck original equipment manufacturers (“OEMs”) and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks, which are manufactured from two or more blanks of different steel or gauges that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

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

The Company conducts its business and reports its information as one operating segment – Automotive Products.

History

The Company’s origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960’s. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its operating subsidiaries and in July 1993 completed an initial public offering of its common stock, par value $0.01 per share (“Common Stock”).

In August 1997, the Company acquired C&H Design Company (“C&H”), which was headquartered in Utica, Michigan. In October 2000, the Company closed the operations of C&H and transferred certain of its assets to other Shiloh locations.

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”) for $20.0 million in cash and 1,428,571 shares of Common Stock. Pursuant to the terms of the earnout provisions of the Asset Purchase Agreement, dated as of June 21, 1999, as amended (the “Purchase

Agreement”), entered into by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc (“MTD Products”), the aggregate consideration was increased due to the performance of MTD Automotive during the first twelve months subsequent to consummation of such acquisition. As a result of the subsequent performance of MTD Automotive, the Company issued MTD Products an additional 288,960 shares of Common Stock and the Company’s wholly owned subsidiary issued a note in the aggregate principal amount of $4.0 million. The Company was guarantor of the note. In accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements relating to fiscal 2000. These adjustments were reflected in the Company’s financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $0.3 million. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. In October 2002 and 2001, the Company resolved a contingency in the Purchase Agreement related to price concessions for approximately $1.5 million and $1.3 million, respectively. These additional reductions to the purchase price were recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2002 and 2001. All contingencies set forth in the Purchase Agreement were resolved as of October 31, 2002.

In July 2000, the Company commenced operations of Shiloh de Mexico S.A. de C.V. (“Shiloh of Mexico”), a facility in Saltillo, Mexico.

On August 29, 2000, the Company acquired substantially all of the assets of A.G. Simpson (Tennessee), Inc.

In July 2000, the Company announced that it would seek strategic alternatives for the die operation of its subsidiary, Greenfield Die & Manufacturing Corp. (“Canton Die Division”). As of October 31, 2000, the Company anticipated selling the assets of Canton Die Division for $11.8 million and recorded an asset impairment charge of $12.8 million. The Company was unable to sell these assets during fiscal 2001; therefore, in October 2001, the decision was made to cease operations at this facility during fiscal 2002 and, as of January 31, 2002, the operations ceased. As the Company did not have a specific plan for these assets, the assets of Canton Die Division were not classified as held for sale as of October 31, 2001. During fiscal 2001, the Company recorded an additional asset impairment charge of $1.5 million and a restructuring charge of $0.4 million associated with the shutdown of this facility. The impairment charge was primarily taken to write down the long-lived assets to their current estimated fair value. During fiscal 2002, $0.7 million of Canton Die assets were transferred to other Shiloh locations, and the remaining assets were sold for $4.6 million, resulting in a minimal asset impairment recovery.

In October 2000, the Company committed to plans to sell Valley City Steel Company (“Valley City Steel”) and recorded an asset impairment charge of $13.9 million based on then current offers to purchase the business, net of disposal costs. On July 31, 2001, the Company completed the sale of certain assets and liabilities of Valley City Steel to Viking Steel, LLC (“Viking”) for $12.4 million. As a result of this sale changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss by $11.7 million. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel, LLC (“VCS LLC”), in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building where VCS LLC conducts its operations and leases these facilities to VCS LLC. The land and building leased by VCS LLC and owned by the Company is encumbered by a mortgage as a result of debt incurred by VCS LLC. In May 2002, the Company received notification that an event of default had occurred under the terms of VCS LLC’s loan agreement. The default prevented VCS LLC from making its monthly lease payments. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The bankruptcy filing resulted in the Company recording $21.6 million of pretax non-cash charges during the fourth quarter of fiscal 2002. The Company recorded an $11.6 million charge to recognize the losses associated with its minority equity investment in VCS LLC. In addition, a $10.0 million impairment charge was recorded for the land and building owned by Shiloh that is leased by VCS LLC and is encumbered as a result of debt incurred by VCS LLC. The Company also recorded during the fourth quarter of fiscal 2002, $2.5 million of bad debt expense associated with receivables due from VCS LLC.

On July 31, 2001, the Company completed the sale of land, building and certain other assets of its subsidiary, The Sectional Die Company (“Wellington Die Division”) for $3.6 million in cash resulting in a pretax loss of approximately $1.0 million. In addition, the Company recorded an asset impairment charge of $2.2 million associated with the remaining assets of this facility and a restructuring charge of $0.2 million. The remaining operations at Wellington Die Division were transferred to another facility of the Company, Sectional Stamping, Inc. (“Wellington Stamping Division”) in the first quarter of fiscal 2002.

In September 2001, the decision was made to cease operations at the Shiloh of Michigan (“SOM” or “Romulus Blanking Division”) blanking facility and operations did cease in December 2001. This facility, located in Romulus, Michigan, was opened in 1996. During the fourth quarter of fiscal 2001, the Company recorded an impairment charge of $5.8 million to write down certain assets to their estimated fair value. In addition, the Company recorded a restructuring charge of $0.4 million associated with the closing of this facility. As of October 31, 2001, the Company had classified $7.5 million of real property and certain machinery and equipment at this facility as assets held for sale. These assets were sold in July 2002 for approximately $9.5 million, resulting in an asset impairment recovery of $1.3 million. Remaining assets were transferred to other operations within the Company.

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2002	2001	2000
	(dollars in thousands)
Engineered stampings and modular assemblies	$302,322	$304,722	$291,922
Blanking	81,543	87,026	125,383
Engineered welded blanks	184,769	175,835	76,430
Steel processing	10,265	34,702	57,244
Tools, dies, weld and assembly equipment	27,777	42,352	55,884
Other (primarily scrap)	18,901	17,810	23,899

Total	$625,577	$662,447	$630,762

The Company produces steel blanks in its blanking operations. Blanking is a process in which flat-rolled steel is cut into precise two dimensional shapes by passing steel through a press, employing a blanking die. These blanks are used principally by manufacturers in the automobile, heavy truck, and lawn and garden industries. These blanks are used by the Company’s automotive and heavy truck customers for automobile exterior and structural components, including fenders, hoods, doors and side panels, and heavy truck wheel rims and brake components. The Company’s lawn and garden customers use blanks primarily for lawn mower decks.

The Company produces engineered welded blanks utilizing both the mash seam resistance and laser weld processes. The engineered welded blanks that are produced generally consist of two or more sheets of steel of the same or different material grade, thickness or coating welded together into a single flat panel. The primary distinctions between mash seam resistance and laser welding are weld bead appearance and cost.

The Company’s stamping operations produce engineered stampings and modular assemblies. Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three-dimensional parts. The Company produces stamped parts using precision single stage, progressive and transfer dies, which the Company either designs and manufactures or sources from third parties. Some stamping operations also provide value-added processes such as welding, assembly and painting capabilities. The Company also manufactures deep draw stampings, such as mufflers, oil pans, transmission pans and valve covers. The Company’s stampings and assemblies are principally used as components for bumper beams, door impact beams, steering column support, chassis components, seat frames, structural rails, window lifts, vehicle brakes and other structural body components for automobiles and light trucks.

The Company also designs, engineers and produces precision tools and dies and weld and assembly equipment. To support the manufacturing process, the Company supplies or sources from third parties the tools and dies used in the blanking and stamping operations and the welding and secondary assembly equipment used to manufacture modular systems. Advanced technology is maintained to create products and processes that fulfill the customer’s advanced product requirements. The Company has computerized most of the design and engineering portions of the tool and die production process to reduce production time and cost.

To a lesser extent, the Company provides the service of steel processing and processes flat-rolled steel principally for primary steel producers and manufacturers that require processed steel for end-product manufacturing purposes. The Company also processes flat-rolled steel for internal blanking and stamping operations. The Company either purchases hot-rolled, cold-rolled or coated steel from primary steel producers located throughout the Midwest or receives the steel on a toll-processing basis and does not acquire ownership of it. This steel typically requires additional processing to meet the requirements of the end-product manufacturers. The Company’s intermediate processing operations include oiling, slitting, cutting-to-length, edge trimming, roller leveling and quality inspecting of flat-rolled steel.

Cold-rolled and hot-rolled steel often go through additional processing operations to meet the requirements of end-product manufacturers. Slitting is the cutting of coiled steel to precise widths. Cutting-to-length produces steel cut to specified lengths ranging from 12 inches to 168 inches. Edge trimming removes a specified portion of the outside edges of the coiled steel to produce a uniform width. Roller leveling flattens the steel by applying pressure across the width of the steel to make the steel suitable for blanking and stamping. To achieve high quality and increased volume levels and to be responsive to customers’ just-in-time supply requirements, most of the Company’s steel processing operations are computerized and have combined several complementary processing lines, such as slitting and cutting-to-length at single facilities. In addition to cleaning, leveling and cutting steel, the Company inspects steel to detect production flaws and utilizes computers to provide both visual displays and documented records of the thickness maintained throughout the entire coil of steel. The Company also performs inventory control services for some customers.

International Operation

The Company’s international operation is subject to various risks that are more likely to affect this operation than the Company’s domestic operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions and foreign government-sponsored boycotts of the Company’s products or services for noncommercial reasons. The identifiable assets associated with the Company’s international operation are located where the Company believes the risks to be minimal.

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

The Company’s largest customer is General Motors. The Company has been working with General Motors for more than 20 years and operates a vendor managed program to supply blanks, which includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and, over the past four years, supplying engineered welded blanks. The acquisition of MTD Automotive in November 1999 established Ford Motor Company as another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies.

In fiscal 2002, General Motors and Ford accounted for approximately 31.2% and 13.5% of the Company’s revenues, respectively.

Sales and Marketing

The Company operates a sales and technical center in Auburn Hills, Michigan, which is in close proximity to its automotive customers. The sales and marketing organization is structured to efficiently service all of the Company’s key customers and directly market the Company’s automotive and steel processing products and services. The sales force is organized to enable the Company to target sales and marketing efforts at three distinct types of customers:

•	OEM customers;

•	Tier I suppliers; and

•	Steel consumers and producers.

The Company’s engineering staff at the Auburn Hills location provides total program management, technical assistance and advanced product development support to customers during the product development stage.

Operations and Engineering

The Company operates ten manufacturing facilities in the United States of America and one manufacturing facility in Mexico, along with one technical center that coordinates advanced product and process development and applications with its customers and its manufacturing facilities. The Company’s manufacturing facilities and the technical center are strategically located close to its customer’s engineering organizations and fabricating-assembly plants. Each facility of the Company is focused on meeting the commitments made and supports the business strategy of the Company by optimizing its performance in quality, cost and delivery.

Raw Materials

The basic materials required for the Company’s operations are hot-rolled, cold-rolled and coated steel. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customer’s steel buying programs. Under these programs, the Company pays the steel suppliers and passes onto the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customer is responsible for all steel price fluctuations. Most of the steel owned by the Company is purchased domestically. As a result, the Company was not significantly impacted by the recent increase in steel tariffs. However, the Company was affected by increased steel prices as a result of the tightening of the steel supply in the United States of America. A significant portion of the steel processing products and services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

Competition

Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and DaimlerChrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competition for sales of automotive stamping and assemblies is intense. Primary competitors in North America for the engineered stamping and assemblies business are AZ Automotive Corp., Cosma, a division of Magna International Inc., Oxford Automotive, Inc. and Tower Automotive. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities. Competitors for engineered welded blanks include Noble International, Ltd., TWB Co, LLC, Olympic Steel, Inc., Powerlaser Ltd., Procoil and Laser Welding International, Inc. The significant areas of competition with these companies are product quality, price, delivery, location and engineering capabilities.

Employees

As of December 31, 2002, the Company had approximately 2,815 employees. The employees at three of the subsidiaries, an aggregate of approximately 940 employees, are covered by four collective bargaining agreements that are due to expire in May 2004, May 2005, August 2005 and June 2006.

Backlog

A significant portion of the Company’s business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered technically firm. Accordingly, backlog is not a meaningful indicator of future performance.

Seasonality

The Company typically experiences decreased revenue and operating income during its first fiscal quarter of each year, usually resulting from generally lower overall automobile production during November and December. The Company’s revenues and operating income in its third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers’ shutdowns and changeovers in production lines.

Environmental Matters

The Company is subject to environmental laws and regulations concerning:

•	emissions to the air;

•	discharges to waterways; and

•	generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.

The Company is also subject to laws and regulations that can require the remediation of contamination that exists at current or former facilities. In addition, the Company is subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company’s production facilities has permits and licenses allowing and regulating air emissions and water discharges. While the Company believes that at the present time its production facilities are in substantial compliance with environmental laws and regulations, these laws and regulations are constantly evolving and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on the Company in the future.

ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its impact on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. As of December 31, 2002, all but four of the Company’s facilities were ISO 14001 certified. The Company expects the remaining four facilities to obtain this certification prior to the end of fiscal year 2003.

MTD Automotive, at its facilities in Parma and Valley City, Ohio, has engaged in industrial manufacturing operations since 1946 and 1968, respectively, during which time various hazardous substances have been handled at each facility. As a consequence of these historic operations, the potential for liability relating to contamination of soil and groundwater may exist at the Parma facility, which the Company leases from MTD Products, and the Valley City facility, which the Company owns. Although the Company could be liable for cleanup costs at these facilities, MTD Products is contractually obligated to indemnify the Company against any such costs arising as a result of operations prior to the Company’s acquisition of the MTD Automotive business.

Segment and Geographic Information

The Company conducts its business and reports its information as one operating segment—Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker as he has final authority over performance assessment and resource allocation decisions. Factors considered in determining one reportable segment of the Company include the nature of the business activities, existence of managers responsible for the operating activities and information presented to the Board of Directors. The Company is a full service manufacturer of blanks, engineered welded blanks, engineered stampings and modular assemblies for the automotive, light truck and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry. Certain manufacturing locations that produce products for automotive customers also perform toll processing for automotive customers. Financial information is reviewed by management and the Board of Directors at the consolidated level and at each of the operating locations.

Revenues from the Company’s foreign subsidiary were $47.3 million, $40.1 million and $9.5 million for fiscal years 2002, 2001 and 2000, respectively. These revenues represent 8%, 6% and 2% of total revenues for the fiscal years 2002, 2001 and 2000, respectively. Long-lived assets consist of net property, plant and equipment and net goodwill. Long-lived assets of the Company’s foreign subsidiary totaled $22.5 million and $22.7 million at October 31, 2002 and 2001, respectively. The consolidated long-lived assets of the Company totaled $292.2 million and $346.2 million at October 31, 2002 and 2001, respectively.

The Company derived greater than 10% of its revenues from two customers during fiscal years 2002, 2001 and 2000. Revenues from these customers amounted to $279.4 million, $273.4 million and $235.3 million for fiscal years 2002, 2001 and 2000, respectively.

Item 2.     Properties

The Company is a Delaware holding company that has sixteen wholly owned subsidiaries located in Ohio, Michigan, Georgia, Tennessee and Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company considers full capacity of its operating facilities to be three eight hour shifts for five days per week. At October 31, 2002, the Company’s blanking and engineered welded blank facilities were operating at near capacity while the stamping and assembly facilities were operating at approximately 50% capacity. The Company’s facilities, all of which are owned (except for some of its Canton and Auburn Hills, Michigan and Cleveland, Ohio facilities), are as follows:

Subsidiary	Facility Name	Location	Square Footage		Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000		1955	Blanking/Tool and Die Production

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	250,000		1986	Blanking

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	236,000		2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000	(1)	1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000		1990	Other Steel Processing

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	250,000		1999	Stamping and Modular Assembly

Shiloh Automotive, Inc.	Cleveland Manufacturing/ Cleveland Die	Parma, Ohio	359,000	(2)	1999	Stamping and Modular Assembly/Tool and Die Production/Administration

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000		1987	Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	187,000	(3)	1996	Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Auburn Hills	Auburn Hills, Michigan	26,000		2000	Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	191,000		1998	Blanking/Engineered Welded Blanks

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000		2000	Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000		2000	Engineered Welded Blanks

(1)	This facility is currently leased to VCS LLC and is encumbered by a mortgage as a result of debt incurred by VCS LLC. VCS LLC filed bankruptcy on November 27, 2002.
(2)	The Parma facility is leased to the Company by MTD Products.
(3)	Represents four facilities, three of which are leased. The three leased facilities previously used by Canton Die Division were exited during the first quarter of fiscal 2003.

Item 3.     Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Item 4A.     Executive Officers of the Company

The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Products Inc, a privately-held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 63 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. From January 2001 to January 2002, he served as President of Strategic Partners International, LLC, a management consulting firm. From November 1999 to December 2000, Mr. Zampetis independently conducted research and performed certain consulting services. Previously, he had worked for 27 years at Standard Products Company, a manufacturer of rubber and plastic parts principally for automotive original equipment manufacturers, where he held various positions, including serving as the President and Chief Operating Officer of World Wide Operations from 1991 to 1999, at which point Standard Products was sold to Cooper Tire. Mr. Zampetis is 57 years old.

Stephen E. Graham, Chief Financial Officer.    Mr. Graham was named Chief Financial Officer in October 2001. From February 2000 to October 2001, Mr. Graham served as Executive Vice President and Chief Financial Officer of Republic Technologies International, a steel manufacturing company. From May 1996 to February 2000, Mr. Graham served as Vice President and Chief Financial Officer of Dura Automotive, a Tier I automotive supplier. Mr. Graham is 45 years old.

John R. Walker, Vice President and General Manager.    Mr. Walker was named Vice President and General Manager in April 2002. From January 2001 to April 2002, Mr. Walker held the position of Vice President of Technical and Strategic Planning. From June 1998 to January 2001, Mr. Walker had been employed by Oxford Automotive, an automotive manufacturer of closure panels, structural components and springs, as Executive Director of Advanced Modular Systems and Global Integration. From 1993 to June 1998 he was Vice President Engineering for A.O. Smith Corporation, an automotive products company. Mr. Walker is 55 years old.

Richard K. Holmes, Vice President and General Manager.    Mr. Holmes was named Vice President and General Manager in April 2002. From November 1999 to April 2002, Mr. Holmes served as Vice President of Engineering Technology. From November 1998 to November 1999, Mr. Holmes held the position of Senior Vice President of Product Development of MTD Automotive. Prior thereto, Mr. Holmes served in various positions for MTD Products from 1993 to November 1998. Mr. Holmes is 50 years old. Mr. Holmes left the Company in January 2003.

James F. Keys, Senior Vice President of Advanced Technology/Sales and Marketing.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. From January 2001 to May 2002, Mr. Keys served as Senior Partner of Strategic Partners International, LLC, a management consulting firm. Mr. Keys was self-employed during calendar year 2000. Mr. Keys worked for Standard Products Company from 1971 through 1999 at which point Standard Products was sold to Cooper Tire. During 1999, Mr. Keys served as Executive Vice President of Research and Advanced Technology—Worldwide for Standard Products. From 1996 to 1999 Mr. Keys served as Executive Vice President—International Operations. Mr. Keys is 49 years old.

Kevin Cleary, Vice President and General Manager.    Mr. Cleary was named Vice President and General Manager in January 2003. From May 2002 to January 2003, Mr. Cleary held the position of Vice President—Blanking Operations. Prior to May 2002, Mr. Cleary was the General Manager for the Company’s Medina Blanking operation since 1997. Mr. Cleary is 52 years old.

PART II

Item 5.     Market for Company’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SHLO.” On January 21, 2003, the closing price for the Company’s Common Stock was $2.15 per share.

The Company’s Common Stock commenced trading on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2001 and 2002.

	High	Low
1st Quarter
January 31, 2001	$6.438	$2.500
2nd Quarter
April 30, 2001	$5.750	$2.850
3rd Quarter
July 31, 2001	$5.680	$3.750
4th Quarter
October 31, 2001	$7.690	$1.900
1st Quarter
January 31, 2002	$2.140	$1.500
2nd Quarter
April 30, 2002	$2.980	$1.050
3rd Quarter
July 31, 2002	$2.790	$2.170
4th Quarter
October 31, 2002	$2.750	$1.730

As of the close of business on January 21, 2003, there were 155 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in April 1993. The Company currently intends to retain earnings and does not anticipate paying dividends in the foreseeable future.

On November 1, 1999, the Company issued 1,428,571 shares of its Common Stock to MTD Products as a portion of the consideration for the acquisition by the Company of MTD Automotive. Under the earnout provision of the Purchase Agreement, the Company issued 288,960 shares of its Common Stock in January 2001 to MTD Products. In addition, as of December 31, 2001, the Purchase Agreement was further amended and in accordance therewith, in January 2002, the Company issued to MTD Products 42,780 shares of its Series A Preferred Stock. These issuances of shares of Common Stock and Preferred Stock were exempt from the registration requirements of the Securities Act of 1933 based on Section 4(2) of such Act.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2002 are derived from the consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended October 31,
(Dollars in thousands, except per share)	2002	2001	2000	1999	1998
STATEMENTS OF OPERATIONS DATA:
Revenues	$625,577	$662,447	$630,762	$354,220	$299,350

Operating income (loss)	$(6,897)	$(29,313)	$(8,067)	$29,831	$30,061

Net income (loss)	$(26,756)	$(35,482)	$(13,031)	$14,265	$15,568

EARNINGS (LOSS) PER SHARE:
Basic and diluted earnings (loss) per share:
Net income (loss)	$(1.81)	$(2.40)	$(.91)	$1.09	$1.19

Basic weighted average number of common shares	14,798	14,798	14,290	13,081	13,061
Diluted weighted average number of common shares	14,798	14,798	14,290	13,085	13,103

OTHER DATA:
Capital expenditures	$16,069	$41,172	$66,191	$58,417	$67,968
Depreciation and amortization	29,050	28,164	23,819	18,304	15,270

BALANCE SHEET DATA:
Working capital	$43,921	$87,029	$138,963	$85,011	$57,387
Total assets	447,907	529,460	572,107	425,419	354,693
Total debt	210,520	268,545	251,545	171,450	135,865
Stockholders’ equity	107,650	131,687	178,996	177,827	163,562

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a full service manufacturer of blanks, engineered welded blanks, engineered stampings and modular assemblies for the automotive and light truck, heavy truck and other industrial markets. To a lesser extent, the Company designs, engineers and manufactures precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations for sale to OEM’s, Tier I automotive suppliers and other industrial customers. In addition, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. In fiscal 2002, approximately 88.7% of the Company’s revenues were generated by sales to the automotive and light and heavy truck industries.

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

On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products, headquartered in Cleveland, Ohio. MTD Automotive is primarily a Tier I supplier and primarily serves the automotive industry by providing metal stampings and modular assemblies. The aggregate consideration for the acquisition of MTD Automotive consisted of $20.0 million in cash and the issuance of 1,428,571 shares of Common Stock to MTD Products, of which 535,714 were contingently returnable at November 1, 1999. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company, and the Company issued MTD Products an additional 288,960 shares of Common Stock and the Company’s wholly owned subsidiary issued a note in the aggregate principal amount of $4.0 million. The Company was guarantor of the note. In addition, in accordance with the Purchase Agreement, approximately $1.8 million was returned to the Company for settlement of price concessions and capital expenditure reimbursements relating to fiscal 2000. These adjustments were reflected in the Company’s financial statements for the year ended October 31, 2000 as adjustments to the purchase price payable under the terms of the Purchase Agreement. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $0.3 million. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. In October 2002 and 2001, the Company resolved contingencies in the Purchase Agreement related to price concessions for approximately $1.5 million and $1.3 million, respectively. These additional reductions to the purchase price were recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2002 and 2001. All contingencies set forth in the Purchase Agreement were resolved as of October 31, 2002.

In July 2000, the Company announced that it would seek strategic alternatives for two of its tool and die facilities, C&H and Canton Die Division, and one of its steel processing facilities, Valley City Steel. In October 2000, the Company closed C&H and transferred certain of its assets to other Shiloh locations. During the fourth quarter of fiscal 2000, the Company recorded an asset impairment charge of $6.5 million to write down certain long-lived assets of C&H to be disposed of. In addition, during the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of $1.2 million associated with the closing of the C&H facility. In October 2001, the Company recorded an additional asset impairment charge of $0.3 million to write down long-lived assets to their current estimated fair value.

In July 2000, the Company commenced operations of Saltillo Welded Blank. On August 29, 2000, the Company acquired substantially all the assets of A.G. Simpson (Tennessee), Inc. for approximately $49.2 million, including approximately $1.3 million in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the purchase agreement in which approximately $4.5 million was released from the working capital escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company’s financial statements for the year ended October 31, 2000.

As of October 31, 2000, the Company anticipated selling the net assets of Canton Die Division for $11.8 million and recorded an asset impairment charge of $12.8 million. The Company was unable to sell these assets during fiscal 2001; therefore, in October 2001, the decision was made to cease operations at Canton Die Division during fiscal 2002 and, as of January 31, 2002, the operations ceased. As the Company did not have a specific plan for these assets, the assets were not classified as held for sale as of October 31, 2001. During fiscal 2001, the Company recorded an additional asset impairment charge of $1.5 million and a restructuring charge of $0.4 million associated with the shutdown of this facility. The impairment charge was primarily taken to write down the long-lived assets to their current estimated fair value. During fiscal 2002, $0.7 million of Canton Die assets were transferred to other Shiloh locations, and the remaining assets were sold for $4.6 million, resulting in a minimal impairment recovery.

On July 31, 2001, the Company completed the sale of certain assets and liabilities of Valley City Steel to Viking for $12.4 million. As a result of this sale changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss by $11.7 million. In connection with this transaction, the Company and Viking formed a joint venture, VCS LLC, in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building where VCS LLC conducts its operations, and leases these facilities to VCS LLC. The land and building leased by VCS LLC and owned by the Company is encumbered by a mortgage as a result of debt incurred by VCS LLC. In May 2002, the Company received notification that an event of default had occurred under the terms of VCS LLC’s loan agreement. The default prevented VCS LLC from making its monthly lease payments. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The bankruptcy filing resulted in the Company recording $21.6 million of pretax non-cash charges during the fourth quarter of fiscal 2002. The Company recorded an $11.6 million charge to recognize the losses associated with its minority equity investment in VCS LLC. In addition, a $10.0 million impairment charge was recorded for the land and building owned by Shiloh that is leased by VCS LLC and is encumbered as a result of debt incurred by VCS LLC. The Company also recorded during the fourth quarter of fiscal 2002 $2.5 million of bad debt expense associated with receivables due from VCS LLC.

On July 31, 2001, the Company completed the sale of building, land and certain other assets of the Wellington Die Division for $3.6 million in cash resulting in a pretax loss of $1.0 million. In addition, the Company recorded an asset impairment charge of $2.2 million associated with the remaining assets of this facility and a restructuring charge of $0.2 million. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

In September 2001, the decision was made to cease operations at Romulus Blanking Division during fiscal 2002. During the fourth quarter of fiscal 2001, the Company recorded an asset impairment charge of $5.8 million to write down certain assets to their estimated fair value. In addition, the Company recorded a restructuring charge of $0.4 million associated with the closing of this facility. As of October 31, 2001, the Company had classified $7.5 million of real property and certain machinery and equipment at this facility as assets held for sale. These assets were sold in July 2002 for approximately $9.5 million, resulting in an asset impairment recovery of $1.3 million. The remaining assets were transferred to other operations within the Company.

During the fourth quarter of fiscal 2001, the Company recorded restructuring charges of $0.5 million associated with a reduction in its salaried workforce. In fiscal 2002, an additional $1.0 million was recorded for salaried workforce reductions.

The Company, through process characterization and process optimization, identified plans to reduce the number of hourly employees at two of its divisions by approximately 300 in the aggregate during fiscal year 2003. As a result of these plans, the Company incurred $2.6 million of defined benefit plan curtailment charges during the fourth quarter of fiscal 2002. In addition, the Company incurred $1.6 million of pension curtailment charges associated with reduction in its salaried and non-union employees during fiscal 2002.

In analyzing the financial aspects of the Company’s operations, you should consider the following factors.

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At October 31, 2002, the Company’s blanking and engineered welded blank facilities were operating at near capacity while the stamping and assembly facilities were operating at approximately 50% capacity.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel program. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customer is responsible for all steel price fluctuations. The Company also purchases steel directly from primary steel producers and steel service centers. As most of the Company’s steel is purchased domestically, the Company was not significantly impacted by the recent increase in steel tariffs, but was affected by an increase in steel prices as a result of the tightening of the steel supply in the United States of America. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations results in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

Although the proportion of tons of steel which the Company uses or processes that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customers’ needs, the Company estimates that of total tons used or processed in its operations, approximately 49.5% in 2002, 67.1% in 2001 and 75.9% in 2000 were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 15.4% in 2002, 13.2% in 2001 and 16.5% in 2000. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins.

Changes in the price of scrap steel can have a significant effect on the Company’s results of operations because substantially all of its operations generate engineered scrap steel. Engineered scrap steel is a planned by-product of the Company’s processing operations. Changes in the price of steel, however, also can impact the Company’s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers. At times, however, the Company has been unable to do so.

The Company may experience a reduction in its revenues during fiscal 2003 as a result of the forecasted decreased volumes in the North American automotive market. The Company will take steps to minimize the impact on its operations of any reduction in revenues.

Critical Accounting Policies

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financials statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the items that follow as critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements.

Except for tooling contracts, the Company recognizes revenue once it is realized and earned. This generally occurs once product has been shipped in accordance with an arrangement that exists with the customer, the selling price is determinable based on this arrangement and the Company is reasonably certain that it will receive payment from the customer. The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenue and contract costs indicate a loss.

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

Results Of Operations

The following table sets forth consolidated statements of operations data of the Company expressed as a percentage of revenues for the periods indicated:

	Years Ended October 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of sales	92.6	94.9	87.0

Gross profit	7.4	5.1	13.0
Selling, general and administrative expense	7.0	9.6	8.8
Asset impairment charges (recovery)	1.4	(.2)	5.2
Restructuring charges	.1	.2	.2

Operating loss	(1.1)	(4.5)	(1.2)
Interest expense	2.8	3.2	2.4
Interest income	*	*	*
Other income (expense), net	0.1	(.3)	.2

Loss before equity in net (losses) earnings of minority owned company and income taxes	(3.8)	(8.0)	(3.4)
Equity in net (losses) earnings of minority owned company	(2.0)	*	—

Loss before taxes	(5.8)	(8.0)	(3.4)
Benefit for income taxes	(1.5)	(2.6)	(1.3)

Net loss	(4.3)%	(5.4)%	(2.1)%

*	Indicates that amounts are greater than 0.0 percent but less than 0.1 percent.

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Revenues.    Revenues decreased by $36.9 million, or 5.6%, to $625.6 million for the year ended October 31, 2002 from $662.4 million for the comparable period in fiscal 2001. The decrease in revenues was primarily due to the loss of revenue as a result of the Valley City Steel transaction in July 2001 and the closure of the Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of fiscal 2002. The percentage of revenues from directly owned steel processed was 84.6% for fiscal 2002 compared to 86.8% for fiscal 2001. Revenues from toll processed steel were 15.4% for fiscal 2002 compared to 13.2% for fiscal 2001. This shift in the mix of revenue from directly owned steel processing to toll processing was the result of the decrease in the percentage of revenue derived from automotive customers, which primarily use directly owned steel. In addition, scrap revenue increased $1.8 million for fiscal 2002 as a result of an increase in the average scrap price per gross ton.

Gross Profit.    Gross profit increased by $12.8 million, or 38.3%, to $46.4 million for fiscal 2002 from $33.5 million for the comparable period in fiscal 2001. Gross margin percentage increased to 7.4% in fiscal 2002 from 5.1% for the comparable period in fiscal 2001. Improvements in operational efficiencies at Ohio Welded Blank and Saltillo Welded Blank resulted in increased gross margins for fiscal 2002 of approximately $10.0 million. An emphasis on cost reduction and cost control in fiscal year 2002 at other facilities also contributed to the increased gross profit. The increase in gross profit was partially offset during fiscal 2002 as a result of $2.6 million pension plan curtailment charges resulting from the optimization program.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $19.5 million, or 30.8%, to $43.8 million in fiscal 2002 from $63.3 million in fiscal 2001. As a percentage of revenues, these expenses decreased to 7.0% for fiscal 2002 from 9.6% for fiscal 2001. The decrease in both dollars and percentage was primarily the result of reductions in personnel and related benefit costs as well as reductions resulting from the Valley City Steel transaction in July of 2001 and the closure of the Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of fiscal 2002. Additionally, the Company had a $6.7 million reduction in bad debt charges during fiscal 2002 as compared to fiscal 2001. The reductions in personnel, benefit costs and bad debt expenses were slightly offset by a $1.6 million pension plan curtailment charge during fiscal year 2002 resulting from the optimization program.

Other.    The Company recognized an asset impairment charge of $8.6 million for fiscal 2002 compared to a recovery of $1.9 million for fiscal 2001. The fiscal 2002 charge was associated with a $10.0 million charge for land and building encumbered by debt owed by VCS LLC, which was offset by recoveries on the sale of the land, building and certain other assets of Romulus Blanking Division for $1.3 million and recovery of $0.1 million on Wellington Die Division. The fiscal 2001 asset impairment recovery resulted from a reversal of the estimated loss associated with the sale of assets of Valley City Steel being held for sale offset by asset impairment charges resulting from the closings of Romulus Blanking Division, Wellington Die Division and Canton Die Division. In addition, a restructuring charge of $0.9 million and $1.4 million for fiscal 2002 and 2001, respectively, was recognized. The fiscal 2002 charge was primarily the result of salaried workforce reductions while the fiscal 2001 restructuring charge resulted from the closings of Romulus Blanking Division, Wellington Die Division, C&H and Canton Die Division and severance expenses related to a salaried workforce reduction.

Interest expense decreased to $17.2 million in fiscal 2002 from $21.2 million for the comparable period in fiscal 2001 due primarily to decreased average borrowings outstanding, which was partially offset by the write-off of certain unamortized bank fees of $1.0 million in fiscal 2002. Interest expense of approximately $1.2 million relating to expansion of Ohio Welded Blank Division, the addition of Saltillo Welded Blank Division facility and new equipment at Dickson Manufacturing Division was capitalized in fiscal 2001. Capitalized interest for fiscal 2002 was approximately $0.3 million.

Other income was $0.3 million for fiscal 2002 compared to other expense of $2.4 million in fiscal 2001 due primarily to the loss on sale of assets at Wellington Die Division and C&H in fiscal 2001. Equity in net loss of minority owned company, VCS LLC, was $12.5 million for fiscal 2002. There was a minimal equity earnings during fiscal 2001 as Valley City Steel was a consolidated subsidiary of the Company through July 31, 2001. The income tax benefit was $9.5 million in fiscal 2002 compared to $17.3 million in fiscal 2001, representing effective tax rates of 26.1% and 32.7%, respectively. The decrease in the effective tax rate was primarily due to the valuation allowances associated with the VCS LLC charges.

Net Loss.    The net loss for fiscal 2002 of $26.8 million was $8.7 million less than the net loss of $35.5 million for the comparable period in fiscal 2001. The increase in the net income was the result of the factors described above.

Year Ended October 31, 2001 Compared to Year Ended October 31, 2000

Revenues.    Revenues increased by $31.7 million, or 5.0%, to $662.4 million for the year ended October 31, 2001 from $630.8 million for the comparable period in fiscal 2000. The increase in revenues was primarily due to Saltillo Welded Blank Division and Dickson Manufacturing Division being included in the operational results for an entire year and increased revenues at Ohio Welded Blank Division. The increases at Ohio Welded Blank Division are primarily a result of increases in production at this facility as a result of increased demand related to sport utility platforms on which the Company supplies certain parts. The increases at these locations were partially off-set by the overall slow down in the automotive and light truck and heavy truck markets. In addition, the increase in revenues was partially offset as a result of the loss of revenue with respect to the sale of Valley City Steel on July 31, 2001. The percentage of revenues from directly owned steel processed was 86.8% for fiscal 2001 compared to 83.5% for fiscal 2000. Revenues from toll processed steel were 13.2% for fiscal 2001 compared to 16.5% for fiscal 2000. This shift in the mix of revenue from toll processing to directly owned steel processing was the result of the continued increase in revenue from automotive customers at Saltillo Welded Blank Division, Dickson Manufacturing Division and Ohio Welded Blank Division, which primarily use directly owned steel. In addition, scrap revenue decreased $4.5 million for fiscal 2001 both as a result of a decrease in the average scrap price per gross ton and a decrease in scrap volume as a result of a decrease in the total tons used or processed by the Company.

Gross Profit.    Gross profit decreased by $48.6 million, or 59.2%, to $33.5 million for fiscal 2001 from $82.1 million for the comparable period in fiscal 2000. Gross margin decreased to 5.1% in fiscal 2001 from 13.0% for the comparable period in fiscal 2000. The significant decrease in gross profit and gross margin was primarily related to the decrease in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel. In addition, lower gross margin and lower gross profit were experienced at Cleveland Die Division, Canton Die Division and Wellington Die Division as a result of the softening in the tool and die business and, with respect to results for the first nine months of fiscal 2001, at Valley City Steel as a result of the weakened steel industry.

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

Other expense of $2.4 million for fiscal 2001 decreased from other income of $1.5 million in fiscal 2000 due primarily to loss on sale of assets at Wellington Die Division and C&H in fiscal 2001, which was partially offset by the gain on the sale of the Company jet of $1.2 million in fiscal 2000. The income tax benefit was $17.3 million in fiscal 2001 compared to $8.8 million in fiscal 2000, representing effective tax rates of 32.7% and 40.3%, respectively.

Net Loss.    The net loss for fiscal 2001 of $35.5 million was $22.5 million greater than the net loss of $13.0 million for the comparable period in fiscal 2000. The increase in the net loss was substantially the result of decreases in revenues in the automotive and heavy truck markets not absorbing related fixed costs and the shift in the mix of revenue from toll processing to directly owned steel, which was partially offset by a significant reduction in asset impairment charges (recovery) in fiscal 2001 compared to fiscal 2000.

Liquidity And Capital Resources

At October 31, 2002, the Company had $43.9 million of working capital, representing a current ratio of 1.4 to 1 and debt to total capitalization of 66.2%.

Net cash provided by operating activities for fiscal 2002 was $47.6 million as compared to $4.2 million for the comparable period in fiscal 2001. A decrease in accounts receivable due to renegotiated payment terms with certain major customers and a $15.7 million tax refund received during fiscal 2002 were the primary factors causing the increase in net cash provided by operations from fiscal 2001 to fiscal 2002. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures and in fiscal year 2002 to pay down debt.

Net cash provided by investing activities for fiscal 2002 was $5.5 million compared to net cash used in investing activities of $18.7 million for the comparable period in fiscal 2001. The primary reasons for the increase in cash was a decrease in capital expenditures. In addition, the Company generated $6.5 million from the sale of assets to MTD Products, $9.5 million from the sale of Romulus assets and $4.6 million from the sale of the Canton Die assets. Net cash used in financing activities was $56.0 million in fiscal 2002 compared to net cash provided by financing activities of $18.1 million in fiscal 2001. The primary reason for the decrease in cash in fiscal 2002 compared to fiscal 2001 relates to a net pay down of collateralized debt.

The Company’s estimated capital expenditures for fiscal 2003 are approximately $27.0 million. The capital expenditures in fiscal 2003 are anticipated to be primarily for support of new business, expected increases in existing business and to enhance productivity.

Capital expenditures were $16.1 million during fiscal 2002 and $41.2 million during fiscal 2001. The capital expenditures made during fiscal 2002 were primarily for expansions of existing facilities of approximately $11.1 million, as well as sustaining capital expenditures of approximately $5.0 million.

Primarily due to the poor return on plan assets of the Company’s defined benefit plans over the past couple of years, the Company estimates its minimum pension funding requirement to be approximately $15.0 million during fiscal 2003. There can be no assurance that the Company will have the funds necessary to meet such pension funding requirement or that the minimum pension funding requirement will not exceed $15.0 million.

The Company is a party to an amended and restated credit agreement dated February 12, 2002 with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders. The amended and restated credit agreement has a commitment as of October 31, 2002 of $260.0 million and expires on April 30, 2004.

Under the amended and restated credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate (“ABR”), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate plus, in either case, a factor determined by a pricing matrix ranging from 1.5% to 3.0% for the ABR and ranging from 2.5% to 4.0% for the LIBOR rate based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The terms of the amended and restated credit agreement also require an annual commitment fee based on the amount of unused commitments under the amended and restated credit agreement and a factor determined by a pricing matrix (ranging from 0.375% to 0.5%) based on funded debt to EBITDA. The amended and restated credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15.0 million.

The amended and restated credit agreement is collateralized by an interest in all of the Company’s and its wholly owned domestic subsidiaries’ cash and cash accounts, accounts receivable, inventory, mortgages on certain owned real property and equipment, excluding fixtures and general intangibles such as patents, trademarks and copyrights.

The amended and restated credit agreement includes, without limitation, covenants involving minimum EBITDA, minimum interest coverage, minimum tangible net worth coverage and a minimum leverage ratio. In addition, the amended and restated credit agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, leaseback transactions, acquisitions, prepayments of other debt, hedging agreements and liens and encumbrances and certain transactions resulting in a change of control.

In accordance with the amended and restated credit agreement, capital expenditures for the Company were limited to $29.1 million for the fiscal year ended October 31, 2002 and the Company was required to achieve EBITDA of $24.3 million for the year ended October 31, 2002. In connection with the February 12, 2002 amendment and restatement, the Company was required to pay an amendment fee to each lender equal to 0.25% of the aggregate amount of such lender’s commitment. In addition, JP Morgan Chase Bank received an arrangement fee of $0.2 million. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. The Company capitalized deferred financing costs of $1.4 million associated with the February 12, 2002 amended and restated agreement, which are being amortized over the remaining term of the debt. In addition, during fiscal 2002, the Company recorded additional interest expense of $1.0 million for the write-off of unamortized bank fees incurred prior to this amendment and restatement.

In connection with the amended and restated credit agreement, the Company satisfied its requirements to generate $12.0 million of additional liquidity during the first quarter of fiscal 2002. In addition, the Company was required to obtain $8.0 million of additional liquidity within 90 days of the effective date of the amendment and restatement. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products. In May 2002, the Company completed this sale of assets with a net book value of $4.6 million for $6.5 million resulting in a pretax gain of $1.9 million, which was recorded as a component of stockholders’ equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products to provide various services related to the manufacturing of products for MTD Products at Company locations. The Company received $1.0 million in cash for these services, which are being amortized over the life of the agreement. The obligation is recorded in “other accrued expenses” and “other liabilities” in the consolidated financial statements. Pursuant to the supply agreement, the Company will manufacture parts for MTD Products on an ongoing basis at market-based prices.

On October 15, 2002, as required by the amended and restated credit agreement, the Company amended the credit agreement to establish the limitation on capital expenditures for the fiscal year ending October 31, 2003 at $29.1 million. In addition, this amendment reduced the total commitment under the agreement to $260.0 million and revised the definition of EBITDA and net worth to exclude any non-recurring non-cash charges resulting from the write-down of the investment in VCS LLC and the land and building occupied by VCS LLC. As of October 31, 2002, the Company was in compliance with its covenants under the amended and restated credit agreement.

Total availability at October 31, 2002 under the Company’s amended and restated credit agreement was $260.0 million, of which $47.8 million was unused. The interest rate at October 31, 2002 and 2001 was 5.813% and 5.875%, respectively.

In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bears interest at 5.39% and requires monthly payments of approximately $0.1 million through April 2003. As of October 31, 2002, $0.5 million remained outstanding under this agreement and is classified as current debt in the Company’s consolidated financial statements.

On July 31, 2001, the Company completed the sale of certain assets and liabilities of Valley City Steel to Viking for $12.4 million. As a result of this sale changing from a 100% sale to a partial sale in fiscal 2001, the

Company reduced its estimated asset impairment loss by $11.7 million. In connection with this transaction, the Company and Viking formed a joint venture, VCS LLC, in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building where VCS LLC conducts its operations, and leases these facilities to VCS LLC. The land and building leased by VCS LLC and owned by the Company is encumbered by a mortgage as a result of debt incurred by VCS LLC. In May 2002, the Company received notification that an event of default had occurred under the terms of VCS LLC’s loan agreement. The default prevented VCS LLC from making its monthly lease payments. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The bankruptcy filing resulted in the Company recording $21.6 million of pretax non-cash fourth quarter charges. The Company recorded an $11.6 million charge to recognize the losses associated with the minority equity investment in VCS LLC. In addition, a $10.0 million impairment charge was recorded for the land and building owned by Shiloh that is leased by VCS LLC and is encumbered as a result of debt incurred by VCS LLC. The Company also recorded during the fourth quarter of fiscal 2002 $2.5 million of bad debt expense associated with receivables due from VCS LLC.

During 2001, the Company was unable to sell the net assets of Canton Die Division. In October 2001, the decision was made that operations at this facility would cease during fiscal 2002. The Company recorded, during fiscal 2002, an asset impairment charge of $1.5 million and a restructuring charge of $0.4 million associated with the shutdown of this facility. The impairment charge was primarily taken to write down the long-lived assets to their current estimated fair value. During fiscal 2002, $0.7 million of Canton Die assets were transferred to other Shiloh locations, and the remaining assets were sold for $4.6 million, resulting in a minimal impairment recovery.

In September 2001, the decision was made to cease operations at Romulus Blanking Division during fiscal 2002. During the fourth quarter of fiscal 2001, the Company recorded an asset impairment charge of $5.8 million to write down certain assets to their estimated fair value. In addition, the Company recorded a restructuring charge of $0.4 million associated with the closing of this facility. As of October 31, 2001, the Company classified $7.5 million of real property and certain machinery and equipment at this facility as assets held for sale. These assets were sold in July 2002 for approximately $9.5 million resulting in an asset impairment recovery of $1.3 million. The remaining assets were transferred to other operations within the Company.

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

The Company believes that it has sufficient resources available to meet the Company’s cash requirements through at least the next twelve months. The Company believes that it can adequately fund its cash needs for the foreseeable future through cash generated from operations and borrowings under the amended and restated credit agreement. In addition, the Company anticipates improving its cash position by obtaining tax refunds from federal and state governments and reducing accounts receivable and inventory levels. There can be no assurance that the Company will obtain any tax refunds or that any tax refunds received will be substantial during fiscal 2003 or thereafter. The Company’s capital requirements will depend on and could increase as a result of many factors, including, but not limited to, the ability of the Company to accomplish its strategic objectives, further downturns in the automotive and light truck and heavy industries and in the economy in general.

The Company has $4.3 million of commitments for capital expenditures as of October 31, 2002. At October 31, 2002, the Company had commitments under non-cancelable operating leases aggregating $35.3 million and $0.5 million under capital lease obligations. In addition, the Company has $3.5 million of foreign denominated purchase commitments that are fixed as a result of the Company’s foreign currency contracts.

The following table reflects the Company’s contractual obligations and commercial commitments as of October 31, 2002. Commercial commitments include standby letters of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by the Company. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following table.

Contractual Obligations and Commitments
(amounts in thousands)

	2003	2004	2005	2006	2007 and thereafter
Insurance broker financing agreement	$467	$—	$—	$—	$—
Revolving credit facility	—	209,100	—	—	—
Promissory notes to related parties	—	460	—	—	—
Unconditional purchase obligation	756	147	—	—	—
Capital leases	98	97	99	101	98
Operating leases	6,725	6,487	5,696	3,831	12,515

Total contractual obligations	$8,046	$216,291	$5,795	$3,932	$12,613

Capital expenditure commitments	$4,253	$—	$—	$—	$—
Letters of credit	3,055	—	—	—	—
Foreign currency purchase commitments	3,542	—	—	—	—

Total commitments	$10,850	$—	$—	$—	$—

New Accounting Standards

In November 2002, Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”) was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 for the Company. The Company is currently evaluating the impact of FIN No. 45 on its financial statements.

In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”) was issued. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company will adopt SFAS No. 148 during its first quarter of fiscal 2003 and does not expect the adoption of SFAS No. 148 to have a material affect on the Company’s financial statements.

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued effective for all fiscal years beginning after December 31, 2002 with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued effective for all fiscal years beginning after May 15, 2002, which, among other changes and technical corrections, rescinded SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) was issued effective for all fiscal years beginning after December 15, 2001 with early application encouraged. This Statement, which supersedes certain aspects of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (“SFAS No. 121”) addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a material effect on the Company’s financial statements.

In July 2001, SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was issued effective for all fiscal quarters of fiscal years beginning after December 15, 2001 with earlier application permitted. This Statement establishes criteria for the recognition of intangible assets and their useful lives. It also results in companies ceasing the amortization of goodwill and requires companies to test goodwill for impairment on an annual basis. The Company has determined that the impact of the adoption of SFAS No. 142 will result in the impairment of the goodwill as of November 1, 2002, and the Company will record a pretax charge of $3.0 million to write-off the goodwill balance as a cumulative effect of a change in accounting principle. The Company does not have any other intangible assets impacted by SFAS No. 142.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

Euro

On January 1, 1999, twelve of the fifteen countries (the “Participating Countries”) that are members of the European Union established a new uniform currency known as the “Euro.” The currency existing prior to such date in the Participating Countries was phased out, effective January 1, 2002. Because the Company has no European operations and no material European sales, the Company anticipates that use of the Euro will not materially affect the Company’s business, prospects, results of operations or financial condition.

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company’s operations in fiscal 2002 as well as over the long term such as, without limitation, (i) the Company’s dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, (ii) the dependence of the automotive and light truck industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iv) increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel, (v) the ability of the Company to pass along increased costs to customers, (vi) risks associated with integrating operations of acquired companies, (vii) the ability of the Company to implement cost saving initiatives, (viii) potential disruptions or inefficiencies in operations due to or during facility expansions, start-up facilities or new program launches, (ix) risks related to conducting operations in a foreign country, (x) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers, or (xi) the ability of the Company to sell unwanted operations in a timely manner on terms acceptable to the Company, if at all. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 7A.     Quantitative And Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of October 31, 2002, the Company had $209.1 million outstanding under its revolving credit facility. Based on October 31, 2002 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $1.3 million annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company was a party to two foreign currency forward exchange contracts at October 31, 2002. These contracts reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. The fair value of the foreign currency forward contracts of $0.1 million have been recorded in the consolidated balance sheet at October 31, 2002.

Item 8.     Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 20, 2002

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	October 31,
	2002	2001
ASSETS:
Cash and cash equivalents	$1,788	$4,715
Accounts receivable, net	75,811	90,827
Related party accounts receivable	5,353	4,345
Income tax receivable	5,698	2,714
Inventories, net	62,155	58,350
Net assets held for sale	—	7,500
Deferred income taxes	2,080	11,535
Prepaid expenses	2,787	3,239

Total current assets	155,672	183,225

Property, plant and equipment, net	281,620	315,285
Goodwill, net	3,021	3,144
Investments in and advances to minority owned company	—	12,274
Deferred income taxes	918	—
Other assets	6,676	15,532

Total assets	$447,907	$529,460

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$565	$—
Accounts payable	79,057	78,754
Advanced billings	—	382
Other accrued expenses	32,129	17,060

Total current liabilities	111,751	96,196

Long-term debt	209,955	268,545
Deferred income taxes	—	126
Long-term benefit liabilities	16,262	31,096
Other liabilities	2,289	1,810

Total liabilities	340,257	397,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000 shares authorized; 43 and 0 shares issued and outstanding at October 31, 2002 and 2001, respectively	1	—
Preferred stock paid-in capital	4,044	—
Common stock, par value $.01 per share; 25,000 shares authorized; 14,798 shares issued and outstanding at October 31, 2002 and 2001	148	148
Paid-in capital	56,583	53,924
Retained earnings	63,027	89,783
Unearned compensation	(1,084)	—
Accumulated other comprehensive loss:
Minimum pension liability	(15,067)	(12,168)
Unrealized holding loss	(2)	—

Total stockholders’ equity	107,650	131,687

Total liabilities and stockholders’ equity	$447,907	$529,460

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended October 31,
	2002	2001	2000
Revenues	$625,577	$662,447	$630,762
Cost of sales	579,223	628,923	548,662

Gross profit	46,354	33,524	82,100
Selling, general and administrative expenses	43,806	63,344	55,699
Asset impairment charges (recovery)	8,561	(1,918)	33,237
Restructuring charges	884	1,411	1,231

Operating loss	(6,897)	(29,313)	(8,067)
Interest expense	17,237	21,186	15,407
Interest income	115	94	94
Other income (expense), net	272	(2,369)	1,536

Loss before equity in net (losses) earnings of minority owned company and income taxes	(23,747)	(52,774)	(21,844)
Equity in net (losses) earnings of minority owned company	(12,468)	21	—

Loss before income taxes	(36,215)	(52,753)	(21,844)
Benefit for income taxes	(9,459)	(17,271)	(8,813)

Net loss	$(26,756)	$(35,482)	$(13,031)

Basic loss per share:
Net loss	$(1.81)	$(2.40)	$(.91)

Weighted average number of common shares	14,798	14,798	14,290

Diluted loss per share:
Net loss	$(1.81)	$(2.40)	$(.91)

Weighted average number of common shares	14,798	14,798	14,290

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended October 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,756)	$(35,482)	$(13,031)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,050	28,164	23,819
Amortization of unearned compensation	446	—	—
Asset impairment charges (recovery)	8,561	(1,918)	33,237
Equity in net losses (earnings) of minority owned company	12,468	(21)	—
Non cash restructuring charges	(234)	907	970
Deferred income taxes	11,068	(12,920)	(11,424)
Loss (gain) on sale of assets	556	1,814	(1,555)
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	14,184	33,377	(17,200)
Inventories	(3,626)	13,791	(2,860)
Prepaids and other assets	7,155	3,273	7,086
Payables and other liabilities	(705)	(25,395)	27,622
Accrued income taxes	(4,601)	(1,393)	(2,648)

Net cash provided by operating activities	47,566	4,197	44,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,069)	(41,172)	(66,191)
Proceeds from sale of assets	20,508	16,167	1,786
Purchase of investment securities	(252)	—	—
Acquisitions, net of cash	1,326	6,299	(72,634)

Net cash provided by (used in) investing activities	5,513	(18,706)	(137,039)

CASH FLOWS FROM FINANCING ACTIVATES:
Proceeds from short-term borrowings	703	—	—
Repayments of short-term borrowings	(236)	—	—
Book overdrafts	(120)	1,880	18,070
Proceeds from long-term borrowings	233,860	359,900	352,350
Repayments of long-term borrowings	(288,800)	(342,900)	(276,300)
Payment of debt financing costs	(1,413)	(829)	(1,500)

Net cash (used in) provided by financing activities	(56,006)	18,051	92,620

Net (decrease) increase in cash and cash equivalents	(2,927)	3,542	(403)
Cash and cash equivalents at beginning of year	4,715	1,173	1,576

Cash and cash equivalents at end of year	$1,788	$4,715	$1,173

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock ($.01 Par Value)	Preferred Stock Paid- In Capital	Common Stock Shares	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
October 31, 1999	—	$—	$—	13,081	$131	$39,400	$138,296	$—	$—	$177,827
Net loss	—	—	—	—	—	—	(13,031)	—	—	(13,031)
Minimum pension liability, net of tax of $218	—	—	—	—	—	—	—	—	(341)	(341)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(13,372)
Issuance of common shares	—	—	—	1,717	17	14,524	—	—	—	14,541

October 31, 2000	—	—	—	14,798	148	53,924	125,265	—	(341)	178,996
Net loss	—	—	—	—	—	—	(35,482)	—	—	(35,482)
Minimum pension liability, net of tax of $7,367	—	—	—	—	—	—	—	—	(11,827)	(11,827)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(47,309)

October 31, 2001	—	—	—	14,798	148	53,924	89,783	—	(12,168)	131,687
Net loss	—	—	—	—	—	—	(26,756)	—	—	(26,756)
Minimum pension liability, net of tax of $1,807	—	—	—	—	—	—	—	—	(2,899)	(2,899)
Unrealized holding loss	—	—	—	—	—	—	—	—	(2)	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(29,657)
Issuance of preferred shares	43	1	4,044	—	—	—	—	—	—	4,045
Related party transactions with MTD Products Inc, net of tax of $782	—	—	—	—	—	1,129	—	—	—	1,129
Unearned compensation	—	—	—	—	—	1,530	—	(1,084)	—	446

October 31, 2002	43	$1	$4,044	14,798	$148	$56,583	$63,027	$(1,084)	$(15,069)	$107,650

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1—Business

Shiloh Industries, Inc. and its subsidiaries (the “Company”) is a full service manufacturer of blanks, stamped components and modular assemblies for the automotive and light truck, heavy truck and other industrial markets. The Company’s blanks, engineered welded blanks, engineered stampings and modular assemblies are principally sold to automotive and truck original equipment manufacturers (“OEMs”). To a lesser extent, the Company designs, engineers and manufacturers precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations for sale to OEMs, Tier I automotive suppliers and other industrial customers. Furthermore, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. The Company has sixteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated. An investment in a less than majority-owned company is accounted for using the equity method.

Revenue Recognition

Except for tooling contracts, the Company recognizes revenue once it is realized and earned. This generally occurs once product has been shipped in accordance with an arrangement that exists with the customer, the selling price is determinable based on this arrangement and the Company is reasonably certain that it will receive payment from the customer. The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenue and contract costs indicate a loss.

The Company’s revenues include revenue from both direct sales as well as toll processing revenue. Toll processing revenue is generated when the Company performs manufacturing operations primarily for automotive customers without acquiring ownership of the material and is recorded on a net basis. The Company’s revenues include $96,508, $87,404 and $103,937 of toll processing revenue for fiscal years 2002, 2001 and 2000, respectively.

Shipping and Handling Costs

The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. Additionally, the Company classifies costs incurred by the seller for shipping and handling as costs of sales.

Employee Benefit Plans

The Company accrues the cost of defined benefit pension plans, which cover a majority of the Company’s employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87. The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to certain employees (Note 12).

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles

Goodwill represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over its expected benefit period of 30 years. During fiscal years 2002, 2001 and 2000, goodwill amortization amounted to $131, $139 and $397, respectively. Accumulated amortization was $747 and $616 as of October 31, 2002 and 2001, respectively. Beginning November 1, 2002, the Company will cease recording goodwill amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and, as part of the adoption of this standard, has determined that it will record a pretax charge of $3,021 to write-off the goodwill balance.

The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of goodwill and other long-lived assets.

Deferred financing costs are amortized over the term of the debt. During fiscal years 2002, 2001 and 2000, amortization of these costs amounted to $1,232, $551 and $232, respectively. Accumulated amortization was $1,017 and $801 as of October 31, 2002 and 2001, respectively. During fiscal 2002, the Company recorded additional interest expense of $952 for unamortized bank fees as a result of the Company’s February 12, 2002 amendment and restatement to its credit agreement.

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2002	2001	2000
Cash paid for:
Interest	$15,897	$21,647	$17,223
Income taxes, net of refunds	$(15,756)	$920	$5,260
Non-cash investing and financing activities:
Investment in minority owned company through contributed assets	$—	$12,447	$—
Assets acquired by assumption of liabilities in a purchase business combination	$—	$—	$26,676
Note payable issued in a purchase business combination	$—	$—	$4,045
Interest on the note payable	$—	$349	$—
Accounts receivable from purchase business combinations	$1,472	$1,326	$6,299
Common stock issued in a purchase business combination	$—	$—	$14,541
Preferred stock issued in a purchase business combination	$4,045	$—	$—
Purchase of assets under capital lease	$493	$—	$—

Inventories

Inventories are valued at the lower of cost or market, cost being determined by the first-in first-out (“FIFO”) method, which approximates average cost.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from five to twelve years for furniture and fixtures and machinery and equipment, fifteen to twenty years for land improvements and thirty to forty years for buildings and their related improvements. Depreciation is computed using principally the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers the impact of all events including enactment of changes in the tax law or rates. The Company establishes valuation allowances against deferred tax assets whenever it is more likely than not that such deferred tax assets will not be realized.

Concentration of Credit Risk

The Company sells products to customers primarily in the automotive, light truck and heavy truck industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company maintains a reserve for potential credit losses. Such losses have historically been within management’s expectations. The Company does not have financial instruments with off-balance sheet risk. During fiscal 2002, the Company’s sales to General Motors and Ford Motor Company represented 31.2% and 13.5% of the Company’s revenues, respectively.

As of October 31, 2002, the Company had approximately 2,815 employees. The employees at three of its subsidiaries, an aggregate of approximately 940 employees, are covered by four collective bargaining agreements that are due to expire in May 2004, May 2005, August 2005 and June 2006.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. The carrying value of the Company’s long-term debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

The Company, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” has determined that all of its investments associated with the supplemental executive retirement plan are to be classified as available-for-sale. These investments are carried at fair value, with the unrealized loss reported in other comprehensive loss.

As of October 31, 2002 and 2001, the Company had outstanding letters of credit of $3,055 and $2,005, respectively, which approximates fair value.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation; however, the impact of the fair value based method described in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) is presented in Note 13—Stock and Bonus Plans.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method.

The outstanding stock options under the Company’s Key Employee Stock Incentive Plan (Note 13) are included in the diluted loss per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding; however, for all years presented the impact of the options are antidilutive. The following is a reconciliation of the basic and diluted loss per share computation for net loss:

	Years Ended October 31,
	(Amounts in thousands, except per share data)
	2002	2001	2000
Net loss	$(26,756)	$(35,482)	$(13,031)

Basic weighted average shares	14,798	14,798	14,290
Effect of dilutive securities:
Stock options	—	—	—

Diluted weighted average shares	14,798	14,798	14,290

Basic loss per share	$(1.81)	$(2.40)	$(.91)

Diluted loss per share	$(1.81)	$(2.40)	$(.91)

No adjustments were made to reported net loss in the computation of loss per share.

The 535,714 contingently returnable shares of Common Stock of the Company and the 288,960 additional shares of Common Stock of the Company associated with the MTD Automotive acquisition (Note 3) were not included in quarterly weighted average shares when the Company published its quarterly reports on Form 10-Q during fiscal 2000 since the earnout contingency had not been resolved as of such time. Since the contingency was resolved by the end of fiscal 2000, such shares are included in basic and diluted weighted average shares from the beginning of the quarter in which they were earned for the twelve months ended October 31, 2000. The 288,960 additional shares were issued in January 2001 and were considered issued and outstanding for financial reporting purposes at October 31, 2000. For fiscal years ended October 31, 2002, 2001 and 2000, 24,713, 35,205 and 0 shares, respectively, were excluded from the dilutive calculation because to include them would be anti-dilutive. For the year ended October 31, 2002, the loss per share excludes 900,000 contingently issuable shares.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment and Restructuring Charges

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”).

Restructuring charges are recorded in accordance with Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”) SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” is also utilized in the recording of the impairment and restructuring charges.

Comprehensive Income

SFAS No. 130 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss consists of net losses, minimum pension liability adjustments and net unrealized holding losses on available for sale securities and is presented in the consolidated statements of stockholders’ equity.

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The Company enters into agreements to manage certain exposures to fluctuations in foreign currency exchange rates. To mitigate the effect of changes in currency exchange rates, the Company enters into currency exchange contracts to hedge its net foreign currency exposure. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as the Company did not adopt hedge accounting for these contracts.

The Company entered into foreign currency forward contracts to fix the amount the Company will be required to pay for foreign currency purchase commitments. As of October 31, 2002, the notional amount of the Company’s foreign currency exchange contracts was $3,542. The fair value of these contracts at October 31, 2002 is $147. The Company did not seek hedge accounting for the outstanding derivative instruments. As such, the changes in fair value of these contracts are reflected in current earnings.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year presentation.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

In November 2002, Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”) was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 for the Company. The Company is currently evaluating the impact of FIN No. 45 on its financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”) was issued. This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under APB No. 25. The Company will adopt SFAS No. 148 during its first quarter of fiscal 2003 and does not expect the adoption of SFAS No. 148 to have a material affect on the Company’s financial statements.

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued effective for all fiscal years beginning after December 31, 2002 with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued effective for all fiscal years beginning after May 15, 2002, which, among other changes and technical corrections, rescinded SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) was issued effective for all fiscal years beginning after December 15, 2001 with early application encouraged. This Statement, which supersedes certain aspects of SFAS No. 121 addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a material effect on the Company’s financial statements.

In July 2001, SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was issued effective for all fiscal quarters of fiscal years beginning after December 15, 2001 with earlier application permitted. This Statement establishes criteria for the recognition of intangible assets and their useful lives. It also results in companies ceasing the amortization of goodwill and requires companies to test goodwill for impairment on an annual basis. The Company has determined that the impact of the adoption of SFAS No. 142 will result in the impairment of its goodwill as of November 1, 2002 and the Company will record a pretax charge of $3,021 to write-off the goodwill balance as a cumulative effect of a change in accounting principle. The Company does not have any other intangible assets impacted by SFAS No. 142.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Acquisitions

On August 29, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of A.G. Simpson (Tennessee) Inc. for approximately $49,223, consisting of $47,933 in cash and $1,290 in acquisition costs. In January 2001, certain purchase price adjustments were made pursuant to the terms of the Purchase Agreement in which $4,479 was released from escrow and returned to the Company. For accounting purposes, these adjustments were reflected in the Company’s financial statements for the year ended October 31, 2000. Accounts receivable at October 31, 2000 included $4,479 related to these adjustments. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities of A.G. Simpson (Tennessee) Inc. were recorded at their fair values as of the date of the acquisition. The total cost of net assets acquired, after adjustments, was $44,744 and consisted of assets of $57,176 less liabilities assumed of $12,432. Assets acquired (at fair value) consisted primarily of accounts receivable of $12,397, inventories of $2,097, costs in excess of billings on uncompleted contracts of $3,176, prepaid expenses of $18 and fixed assets of $39,488. Liabilities assumed (at fair value) consisted primarily of accounts payable of $9,993, accrued liabilities of $1,946 and billings in excess of costs on uncompleted contracts of $493. The consolidated statements of operations includes the results of operations of Dickson Manufacturing Division since the date of the acquisition.

On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc (“MTD Products”), a significant stockholder of the Company. The acquisition was accounted for using the purchase method of accounting. MTD Automotive is a manufacturer of stamped parts and components for the automotive industry and sells primarily to original equipment manufacturers in the United States.

Pursuant to the terms of the purchase agreement, the Company acquired substantially all of the assets of MTD Automotive for aggregate consideration of $20,000 in cash and 1,428,571 shares of Common Stock of the Company at a price of $14.00 per share. Of the original 1,428,571 shares of Common Stock issued, 535,714 shares were considered contingent consideration for the first three quarters of fiscal 2000 and did not enter into the purchase price allocation until the fourth quarter of fiscal 2000, when the contingency was resolved. The aggregate consideration was substantially increased in that the 535,714 contingently returnable shares of Common Stock were not required to be returned to the Company and a wholly owned subsidiary of the Company issued a note to MTD Products in the aggregate principal amount of $4,045. The Company was guarantor of the note. The note was payable in full on November 1, 2001. In addition, the purchase price decreased by $1,820 for settlement of certain price concessions and capital expenditures reimbursements. These adjustments were reflected in the Company’s financial statements for the year ended October 31, 2000 as adjustments to the purchase price. In January 2001, the aggregate consideration was increased based upon the performance of MTD Automotive during the first twelve months subsequent to closing. Specifically, the contingently returnable shares were not required to be returned to the Company, and the Company issued to MTD Products an additional 288,960 shares of Common Stock, which were considered issued and outstanding for financial reporting purposes at October 31, 2000. During fiscal 2001, MTD Products forgave all interest relating to the note through October 31, 2001 in the aggregate amount of $349. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of its Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001 (Note 10).

The Company incurred an aggregate of $1,592 in acquisition costs associated with the acquisition of MTD Automotive. Cash in the amount of $20,000 was paid on the effective date of the acquisition and was financed by the Company’s revolving credit facility and 1,428,571 shares of common stock were issued on the same date. The initial purchase price was calculated based on $20,000 cash paid at closing and 892,857 shares of Common Stock valued at $9,643, based on the market price at the date of the acquisition. The purchase price was increased by $4,045 in cash and 824,674 shares of Common Stock valued at $4,899 based on the market price at October 31, 2000, the time the performance contingency was resolved, and decreased by $1,820 for settlement of certain

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price concessions and capital expenditure reimbursements, which was included in accounts receivable at October 31, 2000.

The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The total cost of net assets acquired was $37,032 and consisted of assets of $50,956 less liabilities assumed of $13,924. Assets acquired (at fair value) consisted of accounts receivable of $19,366, inventory of $24,196, pension assets of $4,466, fixed assets of $2,807 and other assets of $121. Liabilities assumed (at fair value) consisted of accounts payable of $10,988 and accrued liabilities of $2,936. This allocation was adjusted in October 2002 and 2001 as the Company settled a contingency set forth in the Purchase Agreement related to certain price concessions for fiscal 2002 and 2001. This resolution decreased the purchase price by $1,472 and $1,326 in October 2002 and 2001, respectively, and was recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2002 and 2001. All contingencies set forth in the Purchase Agreement were resolved as of October 31, 2002. The consolidated statements of operations include the results of operations of MTD Automotive since the date of the acquisition.

The following are unaudited pro forma results of operations for the year ended October 31, 2000 assuming the acquisition of A.G. Simpson (Tennessee) Inc. had occurred on November 1, 1999. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated on November 1, 1999.

Unaudited Pro Forma Information Year Ended October 31,
2000
Total revenues	$675
Net loss	(10)
Diluted loss per common share	(.73)

Note 4—Asset Impairment Charges (Recovery) and Restructuring Charges

During the fourth quarter of fiscal 2001, the Company recorded restructuring charges of $490 associated with a reduction in its salaried workforce. During fiscal 2002, the Company recorded an additional $964 for workforce reductions. The total number of employees terminated as a result of these restructurings was approximately 50 and 40 in fiscal years 2002 and 2001, respectively. Approximately $44 and $361 remained accrued as of October 31, 2002 and 2001, respectively.

In September 2001, the decision was made to cease operations at the Romulus Blanking facility during fiscal 2002. During the fourth quarter ended October 31, 2001, the Company recorded an asset impairment charge of $5,801 to write-down certain assets to their estimated fair value. Fair value was primarily based on appraisal values. In addition, the Company recorded a restructuring charge of $366 associated with the closing of the Romulus Blanking facility. The restructuring charge consisted of personnel costs of $163, related to approximately 15 employees, facility closing costs of $91, lease termination costs of $103 and other costs of $9. Approximately $51 and $366 remains as accrued restructuring costs at October 31, 2002 and 2001, respectively. As of October 31, 2001, the Company had classified $7,500 of real property and certain machinery and equipment as net assets held for sale. These assets were sold in July 2002 for approximately $9,500, resulting in an asset impairment recovery of $1,285. The remaining assets were transferred to other operations within the Company.

On July 31, 2001, the Company completed the sale of land, building and certain other assets of the Wellington Die Division for $3,581 in cash, resulting in a pretax loss of approximately $973. In addition, the

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded an asset impairment charge of $2,161 associated with remaining assets of this division and a restructuring charge of $183. Approximately $169 remained as accrued restructuring costs at October 31, 2001. During fiscal 2002, $125 of the reserve associated with the plant closure costs was recovered as the costs were less than originally anticipated. As of October 31, 2002, the reserve balance was zero. The Company recorded an asset impairment recovery of $178 for its Wellington Die Division during fiscal 2002. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

In October 2000, the Company committed to plans to sell Valley City Steel and recorded an asset impairment charge of $13,874 based on then current offers to purchase the business, net of disposal costs. On July 31, 2001, the Company completed the sale of certain assets and liabilities of Valley City Steel to Viking Steel, LLC (“Viking”) for $12,400. As a result of this sale changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss of $13,874 at October 31, 2000 by $11,709. The resulting pretax loss on the transaction was $2,165. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel, LLC (“VCS LLC”), in which the Company owns a minority interest (49%) in the new entity and Viking owns a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building where VCS LLC conducts its operations, and leases these facilities to VCS LLC. In accordance with the operating agreement, the Company has the right to require VCS LLC to repurchase the Company’s interest at a put purchase price as defined in the operating agreement. In addition, each of the Company and Viking has the right to purchase the other’s interest at a call purchase price as defined in the operating agreement. Early November 2002, the Company notified Viking, pursuant to the call provision of the operating agreement, that the Company desired to call Viking’s 51% interest in VCS LLC. The land and building leased by VCS LLC and owned by the Company is encumbered as a result of debt incurred by VCS LLC. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The bankruptcy filing resulted in the Company recording during the fourth quarter of fiscal 2002 a $10,024 asset impairment charge for the land and building that is leased by VCS LLC and is encumbered as a result of debt incurred by VCS LLC.

As of October 31, 2000, the Company anticipated selling the net assets of Canton Die Division for $11,800 based on then current offers to purchase the business, less costs to dispose, and recorded an asset impairment charge of $12,824. During 2001, the Company was unable to sell the net assets of Canton Die Division. As a result, in October 2001, the decision was made to cease operations at this facility during fiscal 2002. During the fourth quarter of fiscal 2001, the Company recorded an additional asset impairment charge of $1,493 and a restructuring charge of $372 associated with the shut down of this facility. The impairment charge was primarily taken to write-down the long-lived assets to their current estimated fair value. The restructuring charge consisted of personnel costs of $255, which related to approximately 25 employees, and other costs of $117. During fiscal 2002, $715 of Canton Die assets were transferred to other Shiloh locations, and the remaining assets were sold for $4,615, resulting in a minimal impairment recovery. At October 31, 2002 and 2001, $15 and $355, respectively, remained accrued.

In October 2000, the Company closed C&H Design Company, d.b.a. Utica Tool & Die (“C&H”). During the fourth quarter ended October 31, 2000, the Company recorded an asset impairment charge of $6,539 to write-down certain C&H long-lived assets to be disposed of to the Company’s estimated fair value. Fair value was primarily based on appraisal values. Certain assets were transferred to other Shiloh locations. In addition, during the fourth quarter ended October 31, 2000, the Company recorded a restructuring charge of $1,231 associated with the closure of C&H. The restructuring charge consisted of lease termination costs of $802, facility closing costs of $136, personnel costs of $48, and other costs of $245. In October 2001, the Company adjusted its current

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate of fair value for remaining assets and recorded an additional asset impairment charge of $336. At October 31, 2002 and 2001, $0 and $422, respectively, remained accrued.

During fiscal year 2002, an additional net charge of $45 was recorded related to additional restructuring charges.

Payments for accrued exit costs aggregated $2,447, $708 and $261 for the years ended October 31, 2002 , 2001 and 2000, respectively.

Together, these five facilities recorded net sales of $7,100, $52,900 and $87,600 and contributed net operating losses of $4,000, $13,200 and $20,200 for the fiscal years ended October 31, 2002, 2001 and 2000, respectively, net of asset impairments, restructuring charges or recoveries and inter-company sales and expenses.

A summary of the restructuring charges (recoveries) and related reserves of the Company are as follows:

	Restructuring Reserves at October 31, 2000	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2001
Severance and other employee costs	$—	$908	$(127)	$781
Plant closure and business exit costs	868	385	(526)	727
Professional fees	—	100	—	100
Other	102	18	(55)	65

Total	$970	$1,411	$(708)	$1,673

	Restructuring Reserves at October 31, 2001	Restructuring Charges (Recoveries)	Cash Payments	Restructuring Reserves at October 31, 2002
Severance and other employee costs	$781	$947	$(1,676)	$52
Plant closure and business exit costs	727	(184)	(485)	58
Professional fees	100	128	(228)	—
Other	65	(7)	(58)	—

Total	$1,673	$884	$(2,447)	$110

Note 5—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of provisions for doubtful accounts, in the amount of $1,344 and $6,134 at October 31, 2002 and 2001, respectively.

The Company continually monitors its exposure with its customers. During fiscal 2001, additional consideration was given to individual accounts in light of the market conditions in the automotive industry.

Note 6—Inventories

	October 31, 2002	October 31, 2001
Inventories consist of the following:
Raw materials	$25,678	$23,280
Work-in-process, including tooling	22,634	17,703
Finished goods	13,843	17,367

Total	$62,155	$58,350

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $3,933 and $3,522 at October 31, 2002 and 2001, respectively.

Note 7—Investments in and Advances to Minority Owned Company

On July 31, 2001, the Company and Viking formed a joint venture, VCS LLC, in which Viking contributed the assets it purchased from Valley City Steel for $12,400 and the Company contributed certain other assets and liabilities of Valley City Steel. Viking obtained a 51% interest in VCS LLC while the Company obtained a 49% interest (Note 4). The Company retained ownership of the land and building where the joint venture conducts its operations and leases the real property to the joint venture for monthly payments of $60. In accordance with the operating agreement, the Company has the right to require VCS LLC to repurchase the Company’s interest at a put purchase price as defined in the operating agreement. In addition, each of the Company and Viking has the right to purchase the other’s interest at a call purchase price as defined in the operating agreement. Early November 2002, the Company notified Viking, pursuant to the call provision of the operating agreement, that the Company desired to call Viking’s 51% interest in VCS LLC. The land and building leased by VCS LLC and owned by the Company is encumbered as a result of debt incurred by VCS LLC. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The bankruptcy filing resulted in the Company recording during the fourth quarter of fiscal 2002 an $11,593 charge to recognize the losses associated with the minority equity investment in VCS LLC. In addition, the Company recorded $2,525 of bad debt expense associated with receivables due from VCS LLC.

The Company accounted for this investment under the equity method. The joint venture agreement provided a detailed calculation of the allocation of net income (loss) to Viking and the Company. In accordance with this agreement, the Company’s share of VCS LLC’s net loss for the year ended October 31, 2002 was a loss of $875 and for the three months ended October 31, 2001 was income of $21. Additionally, the Company recorded a loss of $11,593 to write-off its minority equity investment in VCS LLC during the fourth quarter of fiscal 2002.

Transactions with VCS LLC during the year and three months ended October 31, 2002 and 2001, respectively, include purchases of $1,015 and $545, sales of $79 and $0, and rental income of $716 and $179. As of October 31, 2002 and 2001, the Company had amounts due from VCS LLC of $2,525 and $0, respectively. The Company has fully reserved for the $2,525 due as of October 31, 2002. As of October 31, 2002 and 2001, the Company had amounts owed to VCS LLC of $535 and $194, respectively. Purchases from VCS LLC were intended to be substantially at market prices.

Note 8—Other Assets

	October 31, 2002	October 31, 2001
Other assets consist of the following:
Long-term pension assets	$4,207	$12,491
Other	2,469	3,041

Total	$6,676	$15,532

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31, 2002	October 31, 2001
Land	$7,962	$9,060
Buildings and improvements	97,789	112,632
Machinery and equipment	281,488	275,735
Furniture and fixtures	25,662	24,895
Construction in progress	5,810	11,444

Total, at cost	418,711	433,766
Less: Accumulated depreciation	(137,091)	(118,481)

Net property, plant and equipment	$281,620	$315,285

Depreciation expense was $28,919, $27,993 and $23,391 for fiscal years 2002, 2001 and 2000, respectively.

During the years ended October 31, 2002, 2001 and 2000, interest expense incurred was $17,495, $22,426 and $17,970, respectively, of which $258, $1,240 and $2,563 was capitalized as part of property, plant and equipment, respectively.

The Company had commitments for capital expenditures of approximately $4,253 at October 31, 2002.

The Company has property, plant and equipment with a cost of $493 and accumulated depreciation of $46 as of October 31, 2002 as a result of a capital lease entered into during fiscal year 2002.

Note 10—Financing Arrangements

Debt consists of the following:

	October 31, 2002	October 31, 2001
Insurance broker financing agreement	$467	$—
Current portion of capital lease debt	98	—

Total current debt	$565	$—

JP Morgan Chase Bank revolving credit facility—interest of 5.813% and 5.875% at October 31, 2002 and 2001, respectively	$209,100	$264,500
Promissory notes to related parties	460	—
Long-term capital lease debt	395	—
MTD Products Inc promissory note (Note 3)	—	4,045

Total long-term debt	$209,955	$268,545

The weighted average interest rate was 5.82%, 7.56% and 8.26% for fiscal years 2002, 2001 and 2000, respectively.

On August 11, 2000, the Company entered into a credit agreement with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders, which replaced the KeyBank

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement with KeyBank NA as agent for a group of lenders. The credit agreement had an original commitment of $300,000 and was to expire in August 2005. As a result of the refinancing, the Company capitalized deferred financing costs of $1,500 associated with the JP Morgan Chase Bank credit agreement in the fourth quarter of fiscal 2000, which are being amortized over the term of the debt.

Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate (“ABR”), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate, plus, in either case, a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt EBITDA. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15,000.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10,000. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25% to 2.5% and the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from .375% to ..50%. As a result of this amendment, the Company capitalized deferred financing costs of $829, which are being amortized over the remaining term of the debt.

As of October 31, 2001, the Company was not in compliance with its debt covenants under the amended credit agreement. As a result, on January 25, 2002, the Company’s lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. The Company’s LIBOR factor as determined by the pricing matrix was 4.0% as of October 31, 2002 and 3.5% as of October 31, 2001. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company was required to obtain within 90 days of the effective date of the amendment and restatement, $8,000 of additional liquidity. This liquidity was generated through certain transactions entered into with related parties and included (1) the sale of certain machinery and equipment for $6,541 on May 10, 2002, (2) the receipt of $1,000 associated with a three year supply arrangement on May 10, 2002 and (3) on May 9, 2002, the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal of $460. In addition, the Company satisfied its requirement to generate approximately $12,000 of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment under the amended and restated credit agreement by the amount equal to such prepayment. As a result of the sale of assets of the Romulus Blanking Division, the total commitment was reduced by $8,200. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement. The changes include a limitation on capital expenditures for the Company of $29,100 for the fiscal year ended October 31, 2002 and required the Company to achieve EBITDA of $24,261 for the year ended October 31, 2002. In connection with such amendment and restatement, the Company was required to pay an amendment fee to each lender equal to 0.25% of the aggregate amount of such lender’s commitment. In addition, JP Morgan Chase Bank received an arrangement fee of $200. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. As a result of this amendment and restatement, the Company capitalized deferred financing costs of $1,413, which are being amortized over the remaining term of the debt. In addition, during the second quarter of fiscal year 2002, the Company recorded additional interest expense of $952 for the write-off of unamortized bank fees incurred prior to this amendment and restatement.

On October 15, 2002, as required by the amended and restated credit agreement, the Company amended the credit agreement to establish the limitation on capital expenditures for the fiscal year ending October 31, 2003 at $29,095. In addition, this amendment reduced the total commitment under the agreement to $260,000 and revised the definition of EBITDA and net worth to exclude any non-recurring non-cash charges resulting from the write-down of the investment in VCS LLC and the land and building occupied by VCS LLC. As of October 31, 2002, the Company is in compliance with its covenants under the amended and restated credit agreement.

On July 31, 2001, the Company repaid the $5,400 Medina County, Ohio variable rate industrial revenue bonds in connection with the sale of certain assets of Valley City Steel. These variable rate industrial revenue bonds due 2010 had been issued in March 1995 by Medina County, Ohio on behalf of the Company for an aggregate of $5,400 in principal amount. These bonds had been secured by a letter of credit.

During fiscal 2001, MTD Products forgave all interest, in the aggregate amount of $349, relating to the note that was issued by a wholly owned subsidiary of the Company to MTD Products in January 2001 in the aggregate principal of $4,045. The Company was guarantor of the note. The principal was payable in full on November 1, 2001. The Company satisfied all of its remaining obligations under the note by issuing to MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. The shares of Series A Preferred Stock were issued in January 2002. For financial reporting purposes the debt is classified as long-term as of October 31, 2001.

In February 2001, the Company terminated its demand promissory note as of December 6, 1996 in favor of The Richland Bank in the aggregate principal amount of $4,000. Interest had accrued on the outstanding principal balance at LIBOR plus 0.75%.

In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bears interest at a fixed rate of 5.39% and requires monthly payments of $80 through April 2003. As of October 31, 2002, $467 remained outstanding under this agreement and is classified as current debt in the Company’s financial statements.

Book overdrafts were $20,798 and $20,918 at October 31, 2002 and 2001, respectively, and are included in accounts payable.

Total availability at October 31, 2002 under the Company’s credit agreement and line of credit was $260,000, of which $47,845 was unused.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 31, 2002, the scheduled maturities of all debt during the next five years is as follows:

2003	$565
2004	209,657
2005	99
2006	101
2007	98

Assets under capital leases which consist primarily of telephone hardware and equipment are accounted for in accordance with SFAS No. 13, “Accounting for Leases” as amended, using interest rates appropriate at the inception of the lease. Future minimum lease payments for these assets under capital lease as of October 31, 2002 are as follows:

2003	$104
2004	104
2005	104
2006	104
2007	102

Total minimum obligations	518
Less interest	(25)

Present value of net minimum obligations	493
Current portion	(98)

Long-term portion	$395

Note 11—Operating Leases

The Company leases certain equipment under operating leases. Rent expense under operating leases for fiscal years 2002, 2001 and 2000 was $7,953, $7,494 and $4,850, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2002:

2003	$6,725
2004	6,487
2005	5,696
2006	3,831
2007 and thereafter	12,515

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Employee Benefit Plans

The Company maintains pension plans covering most employees. The assets of the plans consist primarily of stocks and bonds. The Company provides postretirement health care benefits to certain employees (and their dependents) who retire early, but coverage generally continues only until age 65. Components of the plan obligations and assets, and the recorded liability at October 31, 2002 and 2001 are as follows:

	Pension Benefits		Other Post Retirement Benefits
	2002	2001	2002	2001
Benefit obligation at beginning of year	$(39,548)	$(30,151)	$(1,819)	$(1,596)
Service cost	(3,288)	(2,649)	(9)	(86)
Interest cost	(2,728)	(2,343)	(21)	(100)
Actuarial gain	(4,666)	(5,139)	(1)	(197)
Amendments	—	(2,108)	1,341	—
Divestiture	—	559	—	—
Benefits paid	476	2,283	210	160
Effect of curtailments and settlement	4,931	—	—	—
Plan restatement	114	—	—	—

Benefit obligation at end of year	(44,709)	(39,548)	(299)	(1,819)
Fair value of plan assets at beginning of year	14,265	25,669	—	—
Actual return on plan assets	(2,301)	(10,777)	—	—
Employer contributions	5,815	2,188	—	—
Divestiture	—	(532)	—	—
Benefits paid	(476)	(2,283)	—	—
Effect of settlement	(3,408)	—	—	—

Fair value of plan assets at end of year	13,895	14,265	—	—

Funded status	(30,814)	(25,283)	(299)	(1,819)
Unrecognized:
Transition obligation	437	553	294	322
Prior service cost	3,769	7,041	(856)	90
Net loss/(gain)	24,681	20,326	(50)	(88)

(Accrued) prepaid benefit cost before adjustment for minimum liability	(1,927)	2,637	(911)	(1,495)
Adjustment to recognize minimum liability	(28,669)	(27,348)	—	—

Accrued benefit cost	$(30,596)	$(24,711)	$(911)	$(1,495)

The components of net periodic benefit cost (income) for the years ended October 31 are as follows:

	Pension Benefits		Other Post Retirement Benefits
	2002	2001	2002	2001
Service cost	$3,288	$2,649	$9	$86
Interest cost	2,728	2,343	21	100
Expected return on plan assets	(1,429)	(2,448)	—	—
Net amortization and deferrals	650	596	(404)	(2)
Net actuarial loss (gain)	954	(18)	—	—
Effect of curtailment and settlement	4,188	—	—	—

Net periodic benefit cost (income)	$10,379	$3,122	$(374)	$184

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $44,709, $44,491 and $13,895, respectively as of October 31, 2002 and $39,548, $38,976 and $14,265, respectively as of October 31, 2001.

Actuarial assumptions used in the calculation of the recorded liabilities are as follows:

	Pension Benefits		Other Post Retirement Benefits
Weighted-average assumptions as of October 31:	2002	2001	2002	2001
Discount rate	7.00%	7.25%	7.00%	7.25%
Expected return on plan assets	9.00%	9.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—
Projected healthcare cost trend rate	—	—	12.00%	9.00%

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2002:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$45	$18
Effect on post retirement obligation	$483	$142

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a percentage of their base pay. The Company matches a percentage of the employees contributions up to stated percentage, subject to statutory limitations. In addition, the Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $1,750, $2,060 and $1,421 during fiscal 2002, 2001 and 2000, respectively, for its defined contribution plans.

During 1997, the Company initiated a Supplemental Executive Retirement Plan (“SERP”) for key employees of the Company. The Company has agreed to pay each covered employee a certain sum annually for ten (10) years upon retirement or, in the event of death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by discharge for cause). Compensation expense relating to this plan was $89, $98 and $206 in fiscal 2002, 2001 and 2000, respectively. The benefits accrued under this plan were $889 and $984 at October 31, 2002 and 2001, respectively.

The Company, through process characterization and process optimization, identified plans to reduce the number of hourly employees at two of its divisions by approximately 300 in the aggregate during fiscal year 2003. As a result of these plans, the Company incurred $2,569 of defined benefit plan curtailment charges during the fourth quarter of fiscal 2002. In addition, the Company incurred $1,618 of pension curtailment charges associated with reduction in its salaried and non-union employees during fiscal 2002.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Stock and Bonus Plans

1993 Key Employee Stock Incentive Plan

The Company maintains a Key Employee Stock Incentive Program (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as “incentive stock options”, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of common stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options.

Only non-qualified stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. Options granted in 2000 are exercisable over a period not to exceed five years and options granted in 2001 and 2002 are exercisable over a period not to exceed ten years. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at October 31, 1999	528,600	$15.305
Granted	221,800	$9.50
Exercised	—	$—
Canceled	(325,000)	$15.03

Outstanding at October 31, 2000	425,400	$12.41
Granted	292,500	$3.75
Exercised	—	$—
Canceled	(191,050)	$11.24

Outstanding at October 31, 2001	526,850	$8.46
Granted	460,000	$2.04
Exercised	—	$—
Canceled	(349,100)	$8.34

Outstanding at October 31, 2002	637,750	$3.63

Exercise prices for options outstanding as of October 31, 2002 ranged from $1.70 to $18.625, with 89% of options outstanding having exercise prices in the range of $1.70 to $13.50 per share.

In accordance with the provisions of SFAS No. 123 the Company has elected to continue applying the intrinsic value approach under the APB No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock price at the grant date is equal to or greater than the fair market value of the stock at that date.

SFAS No. 123 requires pro forma information on net loss and loss per share as if the fair value method for valuing stocks options, as prescribed by SFAS No. 123, had been applied. The Company’s pro forma information follows:

	2002	2001	2000
Net loss	$(26,864)	$(35,795)	$(13,425)
Loss per share:
Basic	$(1.82)	$(2.42)	$(.94)
Diluted	$(1.82)	$(2.42)	$(.94)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest	4.19%	5.33%	6.00%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor—market	64.31%	46.26%	30.10%
Expected life of options—years	4.0	4.0	4.0

President and Chief Executive Officer Employment Agreement

The Company finalized the terms of a five-year employment agreement with its President and Chief Executive Officer during the second quarter of fiscal 2002. The employment agreement was executed in June 2002. During the first three years of the agreement, the executive will receive an annual base salary, in arrears, in unrestricted shares of the Company’s Common Stock. The number of shares to be issued are 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. In addition, the Company effectively granted the executive 500,000 options and the Company established a supplemental executive retirement plan whereby the executive will be entitled to a benefit of $1,868 at the end of the five year employment agreement. The Company initially recorded the issuance of the stock awards as unearned compensation reducing stockholders’ equity by $1,530 for the value of the award. The Company has recorded $446 of compensation expense. As of October 31, 2002, $1,084 of the award remains unearned.

During the third quarter of fiscal 2002, the Company established a rabbi trust for the President and Chief Executive Officer. The rabbi trust sets aside assets to pay for benefits under the supplemental executive retirement plan, but those assets remain subject to claims by the Company’s general creditors in preference to the claims of the plan’s participant and beneficiaries. The trust is currently active and is funded as follows:

Investment Type	Cost at October 31, 2002	Fair Market Value at October 31, 2002	Unrealized Holding Loss
Money Market Funds	$—	$1	$1
Equity Mutual Funds	93	92	(1)
Fixed Income Mutual Funds	60	59	(1)
Real Estate Trust Investment	101	100	(1)

Total Investments	$254	$252	$(2)

In accordance with SFAS No. 115 the Company has classified these assets as available for sale and accordingly has recognized the change in fair value of $2 in other comprehensive loss.

Executive Incentive Bonus Plan

The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate annual bonus pool (the “Aggregate Amount”) equal to 5% of the Company’s operating earnings. Incentives up to the Aggregate Amount may be paid to the individual participants, in the case of the Chief Executive Officer, by the Board of Directors upon recommendation by the Compensation Committee and the Board of Directors. In determining the individual incentives, in the case of the Chief Executive Officer, 75% of the incentive depends upon meeting the corporate goal for return on equity and 25% of the incentive depends upon meeting specific, project-oriented goals. These goals are established by the Board of Directors. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goal for return on equity and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the goal for operating return on assets established by the Chief Executive Officer and 50% of

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2002, 2001 and 2000, nothing was expensed under the existing bonus plan. However, discretionary bonuses of $600, $0 and $876 were expensed in the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

Note 14—Income Taxes

The components of the (benefit) provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2002	2001	2000
Current:
Federal	$(20,402)	$(3,500)	$1,993
State and local	(181)	(933)	580
Foreign	56	82	38

	(20,527)	(4,351)	2,611
Deferred:
Total	11,068	(12,920)	(11,424)

	$(9,459)	$(17,271)	$(8,813)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	October 31, 2002	October 31, 2001
Deferred tax assets:
Accrued workers’ compensation	$851	$346
Bad debt reserves	1,264	1,954
Inventory reserves	954	220
State income and franchise taxes	4,312	4,289
Accrued group insurance	699	469
AMT carryforwards	408	2,051
Accrued vacation reserves	915	733
Capital loss carryforwards	2,596	—
Post retirement benefits	366	618
Pension obligations	9,885	7,877
Other reserves	1,036	1,112
Restructuring charge	—	6,237
Goodwill amortization	447	596
Net operating loss	8,833	14,664
Research and development credits	867	520

	33,433	41,686
Less: Valuation allowance	(6,303)	(3,667)

Total deferred tax assets	27,130	38,019
Deferred tax liabilities:
Fixed assets	(22,659)	(24,467)
Joint venture investment	(1,473)	(1,705)
Other	—	(438)

Net deferred tax asset	$2,998	$11,409

Change in net deferred tax asset:
Provision for deferred taxes	$(11,068)	$12,920
Other	68	26
Related party transactions recorded in stockholders’ equity	782	—
Items of other comprehensive loss	1,807	7,367

Total change in net deferred tax asset	$(8,411)	$20,313

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fiscal 2002 and 2001 valuation allowances relate to tax credit carryforwards, which are not expected to be utilized.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended October 31,
	2002	2001	2000
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local income taxes	2.3	2.9	4.4
SFAS 109 rate differential	(0.2)	0.7	1.3
Foreign Sales Corporation benefit	—	0.5	1.3
Valuation allowance	(7.2)	(3.4)	—
Other	(2.8)	(2.0)	(0.7)

Effective income tax rate	26.1%	32.7%	40.3%

At October 31, 2002, the Company has operating loss carryforwards of $8,833 for tax purposes, some of which can be carried forward from ten to twenty years.

On March 9, 2002, the “Job Creation and Worker Assistance Act” (H.R. 3090) was signed into law. A significant provision of this law is a temporary extension of the general net operating loss carryback period from two years to five years for net operating losses arising in taxable years ending in 2001 and 2002. The Company received $15,730 of tax refunds from the Internal Revenue Service during the second quarter of fiscal 2002 and used these funds to pay down outstanding debt. This refund included $12,104 of additional tax refunds resulting from the change in tax law. As of October 31, 2001, the benefit associated with this additional tax refund was classified on the balance sheet as a component of long-term deferred income tax liability.

Note 15—Related Party Transactions

The Company had sales to MTD Products of $9,988, $13,636 and $18,410 for fiscal years 2002, 2001 and 2000, respectively. At October 31, 2002 and 2001, the Company had receivable balances of $5,353 and $4,345, respectively, due from this stockholder and payable balances of $318 and $1,338, respectively, due to this stockholder. A wholly owned subsidiary of the Company issued a note to MTD Products in January 2001 in the principal amount of $4,045. This note was due in full on November 2001. Interest on the note was to be at a rate of 8.620%; however, MTD Products forgave all interest associated with the note in fiscal 2001 in the aggregate amount of $349. The Company satisfied all of its remaining obligations under the note by issuing MTD Products 42,780 shares of Series A Preferred Stock in accordance with an amendment to the Purchase Agreement, which was entered into as of December 31, 2001. These shares were issued in January 2002.

In connection with the amended and restated credit agreement, the Company was required to generate additional liquidity. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products. In May 2002, the Company completed this sale of assets with a net book value of $4,630 for $6,541 resulting in a pretax gain of $1,911, which was recorded as a component of stockholders’ equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products to provide various services related to the manufacturing of products for MTD Products at Company locations. The Company received $1,000 in cash for these services, which is being amortized over the life of the agreement. The obligation is recorded in “other accrued expenses” and “other liabilities” in the financial statements. Pursuant to the supply agreement, the Company will manufacture parts for MTD Products on an ongoing basis at market-based prices. Additionally, the Company pays a

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$75 rent provision each month to MTD Products. The Company also issued two 9.0% promissory notes with two directors of the Company due May 1, 2004 in the aggregate principal of $460.

The Company leases real property to its 49% owned minority investment, VCS LLC (Note 7), under an operating lease. The lease is for five years commencing August 1, 2001 and calls for monthly payments of $60. VCS LLC has the option to purchase the real property throughout the course of the original lease term and has three two-year term renewal options. In May 2002, the Company had received notification that an event of default had occurred under the terms of the VCS LLC’s loan agreement. The default prevented VCS LLC from making its monthly lease payments of $60. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. Early November 2002, the Company notified Viking, pursuant to the call provision of the operating agreement, that the Company desired to call Viking’s 51% interest in VCS LLC. As a result of VCS LLC’s November 27, 2002 petition for protection under Chapter 11 of the United States Bankruptcy Code, the Company recorded during the fourth quarter of fiscal 2002 bad debt expense of $2,525, an $11,593 million charge to recognize the losses associated with the minority equity investment in VCS LLC and a $10,024 asset impairment charge associated with the land and building leased to VCS LLC and encumbered as a result of debt incurred by VCS LLC.

In December 2001, of the 5,000,000 preferred shares authorized, the Company designated 100,000 shares as Series A Preferred Stock. These shares, with a par value of $.01 per share, rank senior to the Company’s common stock. The Series A Preferred Stock are entitled to cumulative dividends, at a rate of $5.75 per share per annum, if and when declared by the Company. These shares are non-voting and are not convertible into any other securities of the Company. In the event of any liquidation, each Series A Preferred Stock holder is entitled to, prior and in preference to any other distribution, $100 per share plus all accrued but unpaid dividends. The Company may elect to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends.

Note 16—Business Segment Information

The Company conducts its business and reports its information as one operating segment—Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker as he has final authority over performance assessment and resource allocation decisions. Factors considered in determining one reportable segment of the Company include the nature of the business activities, existence of managers responsible for the operating activities and information presented to the Board of Directors. The Company is a full service manufacturer of blanks, engineered welded blanks, engineered stampings and modular assemblies predominately for the automotive, light truck and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry. Certain manufacturing locations that produce products for automotive customers also perform toll processing for automotive customers. Financial information is reviewed by management and the Board of Directors at the consolidated level within the manufacturing locations.

Revenues from the Company’s foreign subsidiary were $47,282, $40,067 and $9,468 for fiscal 2002, 2001 and 2000, respectively. These revenues represent 8%, 6% and 2% of total revenues for the fiscal years 2002, 2001 and 2000, respectively. Long-lived assets consist of net property, plant and equipment and net goodwill. Long-lived assets of the Company’s foreign subsidiary totaled $22,509 and $22,729 at October 31, 2002 and 2001, respectively. The consolidated long-lived assets of the Company totaled $292,235 and $346,235 at October 31, 2002 and 2001, respectively.

The Company derived greater than 10% of its revenues from General Motors and Ford during fiscal years 2002, 2001 and 2000. Revenues from these customers amounted to $279,434, $273,423 and $235,274 for fiscal 2002, 2001 and 2000, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2002	2001	2000
Engineered stampings and modular assemblies	$302,322	$304,722	$291,922
Blanking	81,543	87,026	125,383
Engineered welded blanks	184,769	175,835	76,430
Steel processing	10,265	34,702	57,244
Tools, dies, weld and assembly equipment	27,777	42,352	55,884
Other (primarily scrap)	18,901	17,810	23,899

Total	$625,577	$662,447	$630,762

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

Note 17—Quarterly Results of Operations (Unaudited)

October 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,967	$158,698	$147,568	$173,344
Gross profit	7,420	14,548	11,528	12,858
Operating (loss) income	(4,857)	3,354	4,050	(9,444)
Net loss	(5,746)	(1,793)	(298)	(18,919)
Net loss per share (basic/diluted)	(.39)	(.12)	(.02)	(1.28)
Weighted average number of shares:
Basic	14,798	14,798	14,798	14,798
Diluted	14,798	14,798	14,798	14,798

In the second quarter of fiscal 2002, the Company recorded restructuring charges of $1,027. In the third quarter of fiscal 2002, the Company recorded an asset impairment recovery of $1,285 and restructuring charges of $79. In the fourth quarter of fiscal 2002, the Company recorded an asset impairment of $10,024 offset by an asset impairment recovery of $178 and a restructuring recovery of $222.

October 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$166,242	$172,836	$165,166	$158,203
Gross profit (loss)	18,997	12,188	13,639	(11,300)
Operating income (loss)	6,204	7,915	(3,856)	(39,576)
Net income (loss)	602	1,677	(6,390)	(31,371)
Net income (loss) per share (basic/diluted)	.04	.11	(.43)	(2.12)
Weighted average number of shares:
Basic	14,798	14,798	14,798	14,798
Diluted	14,798	14,798	14,798	14,798

In the third quarter, the Company recorded an asset impairment recovery of $8,595 and restructuring charges of $183. Third quarter figures were reclassified to conform with presentation at October 31, 2001. In the fourth quarter, the Company recorded asset impairment charges of $6,677 and restructuring charges of $1,228.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Commitments and Contingent Liabilities

The Company has certain unconditional purchase obligations for fiscal 2003 and 2004 in the amount of $756 and $147, respectively.

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Company

Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by reference. Information required by Item 401 of Regulation S-K regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.    Executive Compensation

Information with respect to executive compensation is set forth in the Proxy Statement under the heading “Election of Directors” and under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference.

Information with respect to related stockholder matters is set forth in the Proxy Statement under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading “Election of Directors—Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this Annual Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as a part of this Annual Report on Form 10-K on Item 8.

1.	Financial Statements.

Report of Independent Accountants

Consolidated Balance Sheets at October 31, 2002 and 2001.
Consolidated Statements of Operations for the three years ended October 31, 2002.
Consolidated Statements of Cash Flows for the three years ended October 31, 2002.
Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2002.
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

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Valuation account for accounts receivable
Year ended October 31, 2002	$6,134	$2,530	$7,320	(1)	$1,344
Year ended October 31, 2001	$1,778	$6,150	$1,794		$6,134
Year ended October 31, 2000	$1,081	$2,013	$1,316	(2)	$1,778
Reserve for excess, slow moving and potentially obsolete material
Year ended October 31, 2002	$3,522	$6,014	$5,603		$3,933
Year ended October 31, 2001	$2,134	$3,458	$2,070		$3,522
Year ended October 31, 2000	$145	$2,019	$30		$2,134
Valuation allowance for deferred tax assets
Year ended October 31, 2002	$3,667	$2,943	$307		$6,303
Year ended October 31, 2001	$4,912	$1,795	$3,040		$3,667
Year ended October 31, 2000	$4,912	$—	$—		$4,912

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(1)	Includes $4.3 million that was reclassified to long-term receivables reserves.
(2)	Approximately $1.1 million reflects the bad debt write-off relating to one customer.

3.    Exhibits.

2.1
Asset Purchase Agreement, dated June 21, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 3, 1999 (Commission File No. 0-21964).

2.2
First Amendment to Asset Purchase Agreement, dated August 31, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

2.3
Second Amendment to Asset Purchase Agreement, dated January 22, 2001, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).

2.4
Third Amendment to Asset Purchase Agreement, dated December 31, 2001, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964)

2.5
Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1999 (Commission File No. 0-21964).

2.6
Asset Purchase Agreement, dated July 18, 2000, by and between the Company and A.G. Simpson (Tennessee) Inc. is incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended July, 31, 2000 (Commission File No. 0-21964).

2.7
Asset Purchase Agreement, dated May 29, 2001, by and between Valley City Steel Company and Valley City Steel, LLC is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (Commission File No. 0-21964).

3.1	(i)
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

3.1	(ii)
Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value $.01, is incorporated herein by reference to Exhibit 3.1(ii) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

3.1	(iii)	By-Laws of the Company are incorporated herein reference to Exhibit 3.1 (ii) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.1
Specimen certificate for the Common Stock, par value $.01 per share, of the Company is incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.2
Stockholders Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.3
Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.4
First Amendment to Stockholders Agreement, dated March 11, 1994, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.5
Termination of Stockholders Agreement dated as of May 29, 2001, by and among the Company, MTD Products Inc and the stockholders named therein, is incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.1
Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.2
Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.3
Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report of Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.4*
Amended and Restated 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).

10.5*	Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.6*
Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.7*
Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.8
Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

10.9*
Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and Robert L. Grissinger is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

10.10
Credit Agreement, dated August 11, 2000 by and among the Company, the lenders a party thereto, The Chase Manhattan Bank as Administrative Agent and Collateral Agent, KeyBank National Association as Syndication Agent and Bank One Michigan as Documentation Agent is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 (Commission File No. 0-21964).

10.11
Amendment No. 1 to the Credit Agreement, dated as of May 10, 2001, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 (Commission File No. 0-21964).

10.12
Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

10.13
$4,045,392 Cognovit Note of Shiloh Automotive, Inc. to MTD Products Inc, dated as of January 22, 2001 is incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).

10.14
Operating Agreement for Valley City Steel LLC, dated July 31, 2001, by and among Viking Steel, Valley City Steel Company and Valley City Steel-779, LLC, is incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.15
Joint Development Agreement, dated June 4, 2001, by and between the Company and Pullman Industries, Inc., is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.16
Credit Agreement, as amended and restated as of February 12, 2002 by and among the Company, the lenders a party thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, KeyBank National Association as Syndication Agent and Bank One, Michigan as Documentation Agent and J.P. Morgan Securities Inc. as Lead Arranger and Book Manager, is incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.17
Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.18
Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc., is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.19
Real Property Purchase Agreement, dated July 2, 2002, between Shiloh of Michigan, L.L.C. and Plastech Holding Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.20
Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Dieter Kaesgen, is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.21
Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Curtis E. Moll, is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.22
Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation, is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.23
Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc., is incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.24
Amendment dated as of October 15, 2002, to the Credit Agreement dated as of August 11, 2000, as amended and restated as of February 12, 2002, among the Company, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Key Bank National Association, as Syndication Agent and Bank One, Michigan, as Documentation Agent.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On September 16, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 9 stating that the Chief Executive Officer and the Chief Financial Officer each provided a certification in connection with the filing of the Form 10-Q for the quarter ended July 31, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15 (c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 24, 2003

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS

Theodore K. Zampetis President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM

Stephen E. Graham Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	January 24, 2003

/s/ STEPHEN E. GRAHAM Stephen E. Graham	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	January 24, 2003

* Curtis E. Moll	Chairman and Director	January 24, 2003

* Maynard H. Murch IV	Director	January 24, 2003

* Ronald C. Houser	Director	January 24, 2003

* David J. Hessler	Director	January 24, 2003

* James A. Karman	Director	January 24, 2003

* John J. Tanis	Director	January 24, 2003

* Dieter Kaesgen	Director	January 24, 2003

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ STEPHEN E. GRAHAM

Stephen E. Graham, Attorney-In-Fact

CERTIFICATIONS

I, Theodore K. Zampetis, certify that:

1.	I have reviewed this annual report on Form 10-K of Shiloh Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ THEODORE K. ZAMPETIS

Theodore K. Zampetis President and Chief Executive Officer

Date:  January 24, 2003

CERTIFICATIONS

I, Stephen E. Graham, certify that:

1.	I have reviewed this annual report on Form 10-K of Shiloh Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEPHEN E. GRAHAM

Stephen E. Graham Chief Financial Officer

Date:  January 24, 2003

EXHIBIT INDEX

Exhibit No.		Exhibit Description

2.1
Asset Purchase Agreement, dated June 21, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 3, 1999 (Commission File No. 0-21964).

2.2
First Amendment to Asset Purchase Agreement, dated August 31, 1999, among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

2.3
Second Amendment to Asset Purchase Agreement, dated January 22, 2001, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).

2.4
Third Amendment to Asset Purchase Agreement, dated December 31, 2001, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

2.5
Closing Agreement, dated as of October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1999 (Commission File No. 0-21964).

2.6
Asset Purchase Agreement, dated July 18, 2000, by and between the Company and A.G. Simpson (Tennessee) Inc. is incorporated herein by reference to the Company’s quarterly report on Form
    10-Q for the quarterly period ended July, 31, 2000 (Commission File No. 0-21964).

2.7
Asset Purchase Agreement, dated May 29, 2001, by and between Valley City Steel Company and Valley City Steel, LLC is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (Commission File No. 0-21964).

3.1	(i)
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

3.1	(ii)
Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value $.01, is incorporated by reference to Exhibit 3.1(ii) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

3.1	(iii)	By-Laws of the Company are incorporated herein reference to Exhibit 3.1 (ii) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.1
Specimen certificate for the Common Stock, par value $.01 per share, of the Company is incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.2
Stockholders Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No.
    0-21964).

4.3
Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

Exhibit No.	Exhibit Description
4.4
First Amendment to Stockholders Agreement, dated March 11, 1994, by and among the Company, MTD Products Inc and the stockholders named therein is incorporated herein by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

4.5
Termination of Stockholders Agreement dated as of May 29, 2001, by and among the Company, MTD Products Inc and the stockholders named therein, is incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.1
Loan Agreement, dated February 1, 1995, by and between Medina County, Ohio and Valley City Steel Company is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.2
Operating Agreement for Shiloh of Michigan, L.L.C., dated January 2, 1996, by and among Shiloh of Michigan, L.L.C., Rouge Steel Company and the Company is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 (Commission File No. 0-21964).

10.3
Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated April 2, 1991, is incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report of Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.4*
Amended and Restated 1993 Key Employee Stock Incentive Plan is incorporated herein by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).

10.5*	Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).
10.6*
Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.7*
Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.8
Master Unsecured Demand Promissory Note of Shiloh Corporation to The Richland Trust Company of Mansfield, dated December 6, 1996 is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 1, 1997 (Commission File No. 0-21964).

10.9*
Supplemental Retirement Trust Agreement, dated June 1, 1997, by and among the Company, First Union National Bank of North Carolina and Robert L. Grissinger is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (Commission File No. 0-21964).

10.10
Credit Agreement, dated August 11, 2000 by and among the Company, the lenders a party thereto, The Chase Manhattan Bank as Administrative Agent and Collateral Agent, KeyBank National Association as Syndication Agent and Bank One Michigan as Documentation Agent is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 (Commission File No. 0-21964).

10.11
Amendment No. 1 to the Credit Agreement, dated as of May 10, 2001, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 (Commission File No. 0-21964).

Exhibit No.	Exhibit Description
10.12
Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

10.13
$4,045,392 Cognovit Note of Shiloh Automotive, Inc. to MTD Products Inc, dated as of January 22, 2001 is incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).

10.14
Operating Agreement for Valley City Steel LLC, dated July 31, 2001, by and among Viking Steel, Valley City Steel Company and Valley City Steel-779, LLC, is incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.15
Joint Development Agreement, dated June 4, 2001, by and between the Company and Pullman Industries, Inc., is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.16
Credit Agreement, as amended and restated as of February 12, 2002 by and among the Company, the lenders a party thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, KeyBank National Association as Syndication Agent and Bank One, Michigan as Documentation Agent and J.P. Morgan Securities Inc. as Lead Arranger and Book Manager, is incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.17
Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.18
Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc., is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form
    10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.19
Real Property Purchase Agreement, dated July 2, 2002, between Shiloh of Michigan, L.L.C. and Plastech Holding Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.20
Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Dieter Kaesgen, is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.21
Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Curtis E. Moll, is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.22
Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation, is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.23
Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc., is incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.24
Amendment dated as of October 15, 2002 to the Credit Agreement dated as of August 11, 2000, as amended and restated as of February 12, 2002, among the Company, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Key Bank National Association, as Syndication Agent and Bank One, Michigan, as Documentation Agent.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Report.