Form 10-Q
period 2003-01-31
SHILOH INDUSTRIES INC
filed 2003-03-13
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2003

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________

Commission file number 0-21964

SHILOH INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0347683 (I.R.S. Employer Identification No.)

Suite 202, 103 Foulk Road, Wilmington, Delaware 19803
(Address of principal executive offices—zip code)

(302) 998-0592
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of March 10, 2003 was 15,206,917 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited) January 31, 2003	October 31, 2002

ASSETS
Cash and cash equivalents	$490	$1,788
Accounts receivable, net	60,289	75,811
Related party accounts receivable	6,503	5,353
Income tax receivable	—	5,698
Inventories, net	63,146	62,155
Deferred income taxes	2,080	2,080
Prepaid expenses	2,660	2,787

Total current assets	135,168	155,672

Property, plant and equipment, net	279,933	281,620
Goodwill, net	—	3,021
Deferred income taxes	2,500	918
Other assets	6,333	6,676

Total assets	$423,934	$447,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$326	$565
Accounts payable	63,696	79,057
Other accrued expenses	33,278	32,129

Total current liabilities	97,300	111,751

Long-term debt	204,555	209,955
Long-term benefit liabilities	14,577	16,262
Other liabilities	2,124	2,289

Total liabilities	318,556	340,257

Commitments and contingencies

Stockholders’ equity:
Preferred stock	1	1
Preferred stock paid-in capital	4,044	4,044
Common stock	152	148
Paid-in capital	56,579	56,583
Retained earnings	60,603	63,027
Unearned compensation	(935)	(1,084)
Accumulated other comprehensive loss:
Minimum pension liability	(15,067)	(15,067)
Unrealized holding gain (loss)	1	(2)

Total stockholders’ equity	105,378	107,650

Total liabilities and stockholders’ equity	$423,934	$447,907

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	(Unaudited) Three months ended January 31,

	2003	2002

Revenues	$136,572	$145,967
Cost of sales	124,712	138,547

Gross profit	11,860	7,420
Selling, general and administrative expenses	9,578	12,277

Operating income (loss)	2,282	(4,857)
Interest expense	3,480	4,339
Interest income	8	53
Other income, net	209	320

Loss before equity in net losses of minority owned company, income taxes and cumulative effect of accounting change	(981)	(8,823)
Equity in net losses of minority owned company	—	(156)

Loss before income taxes and cumulative effect of accounting change	(981)	(8,979)
Benefit for income taxes	(520)	(3,233)

Loss before cumulative effect of accounting change	(461)	(5,746)
Cumulative effect of accounting change, net of income tax benefit of $1,058	(1,963)	—

Net loss	$(2,424)	$(5,746)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(.03)	$(.39)
Cumulative effect of accounting change	(.13)	—

Net loss	$(.16)	$(.39)

Weighted average number of common shares	14,802	14,798

The accompanying notes are an integral part of these financial statememts.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited) Three months ended January 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,424)	$(5,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,322	7,222
Amortization of unearned compensation	149	—
Equity in net losses of minority owned company	—	156
Gain on sale of assets	—	(3)
Deferred income taxes	(525)	(3,254)
Cumulative effect of accounting change, net	1,963	—
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	14,372	17,215
Inventories	(991)	506
Prepaids and other assets	486	(98)
Payables and other liabilities	(10,208)	(4,399)

Net cash provided by operating activities	10,144	11,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,634)	(4,891)
Proceeds from sale of assets	—	113

Net cash used in investing activities	(5,634)	(4,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of current debt	(239)	—
Book overdrafts	(169)	(12,261)
Proceeds from long-term debt	33,200	31,500
Repayments of long-term debt	(38,600)	(8,300)
Payment of debt financing costs	—	(330)

Net cash (used in) provided by financing activities	(5,808)	10,609

Net (decrease) increase in cash and cash equivalents	(1,298)	17,430
Cash and cash equivalents at beginning of period	1,788	4,715

Cash and cash equivalents at end of period	$490	$22,145

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

Note 1—Basis of Presentation and Business

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Revenues and operating results for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. At January 31, 2003, the Company is evaluating the classification of certain investments under FIN No. 46. However, the Company believes any exposure will be negligible.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”) was issued. The interpretation requires that upon issuance of a guarantee, the Company must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 for the Company. The Company adopted FIN No. 45 during the first quarter of fiscal 2003. The Company has certain indemnification clauses within its credit facility and a lease agreement which are considered to be guarantees within the scope of FIN No. 45. The Company does not consider these guarantees to be probable and the maximum exposure cannot be estimated by the Company. The adoption of this Standard did not have a material effect on the Company’s financial statements.

In June 2002, Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued effective for all fiscal years beginning after December 31, 2002 with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. 94-3. The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued effective for all fiscal years beginning after May 15, 2002, which, among other changes and technical corrections, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The adoption of this Statement did not have a material effect on the Company’s financial statements.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) was issued effective for all fiscal years beginning after December 15, 2001 with early application encouraged. This Statement, which supersedes certain aspects of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-livedq Assets to be Disposed of” (“SFAS No. 121”) addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

Note 3—Change in Accounting

Effective November 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which requires that the Company prospectively cease amortization of goodwill and conduct periodic impairment tests of goodwill. The Company completed a test for goodwill impairment as of November 1, 2002 and determined that the entire goodwill balance was impaired at that date because the carrying value exceeded its fair value. Factors contributing to the indication of goodwill impairment included a low stock price, the poor-performance of Canton Manufacturing and an overall decline in the automotive industry. The Company calculated the fair value of the reporting unit using primarily a discounted cash flow approach, which was further supplemented with the market capitalization and earnings multiple valuation approaches. Accordingly, the Company recorded a charge of $1,963, net of a $1,058 income tax benefit, to write-off the goodwill balance as a cumulative effect of a change in accounting principle. The Company does not have any other intangible assets impacted by SFAS No. 142. The following pro forma table reflects the reconciliation of reported net loss and net loss per share of goodwill amortization as though SFAS No. 142 was adopted at the beginning of fiscal 2002:

	Three months ended

	January 31, 2003	January 31, 2002

Reported net loss before cumulative effect of accounting change	$(461)	$(5,746)
Add back: Goodwill amortization, net of tax	—	20

Adjusted net loss before cumulative effect of accounting change	(461)	(5,726)
Cumulative effect of accounting change, net of tax	(1,963)	—

Adjusted net loss	$(2,424)	$(5,726)

	Three months ended

	January 31, 2003	January 31, 2002

Basic and diluted net loss per share	$(.03)	$(.39)
Add back: Goodwill amortization, net of tax	—	*

Adjusted net loss before cumulative effect of accounting change	(.03)	(.39)
Cumulative effect of accounting change, net of tax	(.13)	—

Adjusted basic and diluted net loss per share	$(.16)	$(.39)

      *    indicates amount is greater than $0.00 but less than $0.01

Note 4—Inventories

Inventories consist of the following:

	January 31, 2003	October 31, 2002

Raw materials	$22,285	$25,678
Tooling	22,353	17,972
Work-in-process	5,639	4,662
Finished goods	12,869	13,843

Total	$63,146	$62,155

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2003	October 31, 2002

Land	$7,962	$7,962
Buildings and improvements	98,240	97,789
Machinery and equipment	283,052	281,488
Furniture and fixtures	25,760	25,662
Construction in progress	9,330	5,810

Total, at cost	424,344	418,711
Less: Accumulated depreciation	(144,411)	(137,091)

Net property, plant and equipment	$279,933	$281,620

Note 6— Financing Arrangements

Debt consists of the following:

	January 31, 2003	October 31, 2002

Insurance broker financing agreement	$228	$467
Current portion of capital lease debt	98	98

Total current debt	$326	$565

JP Morgan Chase Bank revolving credit facility--interest of 5.375% at January 31, 2003 and 5.813% at October 31, 2002	$203,700	$209,100
Promissory notes to related parties	460	460
Long-term portion of capital lease debt	395	395

Total long-term debt	$204,555	$209,955

The weighted average interest rate for the three months ended January 31, 2003 and 2002 was 5.64% and 5.67%, respectively.

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

Under the credit agreement, the Company has the option to select the applicable interest rate at the alternative base rate (“ABR”), as defined in the credit agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1%, or the LIBOR rate, plus, in either case, a factor determined by a pricing matrix (ranging from 0.5% to 1.5% for the ABR and ranging from 1.5% to 2.5% for the LIBOR rate) based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The terms of the credit agreement also require an annual commitment fee based on the amount of unused commitments under the credit agreement and a factor determined by a pricing matrix (ranging from 0.25% to 0.5%) based on funded debt to EBITDA. The credit agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit. The maximum amount of debt that may be incurred under each of these sources of funds is $15,000.

The credit agreement is collateralized by an interest in all of the Company’s and its wholly owned domestic subsidiaries’ cash and cash accounts, accounts receivable, inventory, certain owned real property, equipment (excluding fixtures) and general intangibles such as patents, trademarks and copyrights.

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

On May 10, 2001, the Company amended the credit agreement primarily to change the covenant thresholds. This amendment also provided that, among other things, upon the sale of Valley City Steel, the amount of availability under the credit agreement would decrease by $10,000. In addition, this amendment increased the pricing matrix such that the ABR factor ranges from 1.25%

to 2.5% and the LIBOR factor ranges from 2.25% to 3.5% and the annual commitment fee ranges from 0.375% to 0.50%. As a result of this amendment, the Company capitalized deferred financing costs of $829, which are being amortized over the remaining term of the debt.

As of October 31, 2001, the Company was not in compliance with its debt covenants under the amended credit agreement. As a result, on January 25, 2002, the Company’s lenders consented to further amend the credit agreement. The amended and restated credit agreement was executed as of February 12, 2002. Significant provisions of the amendment and restatement include an increase in the pricing matrix such that the ABR factor ranges from 1.5% to 3.0% and the LIBOR factor ranges from 2.5% to 4.0%. The Company’s LIBOR factor as determined by the pricing matrix was 4.0% as of January 31, 2003 and October 31, 2002. In addition, the amended and restated credit agreement expires on April 30, 2004. The Company was required to obtain, within 90 days of the effective date of the amendment and restatement, $8,000 of additional liquidity. This liquidity was generated through certain transactions entered into with related parties and included (1) the sale of certain machinery and equipment for $6,541 on May 10, 2002, (2) the receipt of $1,000 associated with a three-year supply arrangement on May 10, 2002 and (3) on May 9, 2002, the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal amount of $460. In addition, the Company satisfied its requirement to generate approximately $12,000 of additional liquidity, as defined in the amended and restated credit agreement, during the first quarter of fiscal 2002. Net proceeds from the sale, transfer, lease or other disposition of certain assets by the Company are required to be used to prepay outstanding debt, which will reduce the total commitment under the amended and restated credit agreement by the amount equal to such prepayment. As a result of the sale of assets of the Romulus Blanking Division, the total commitment was reduced by $8,200. Certain additional changes to covenant thresholds and additional reporting requirements were instituted in accordance with the amended and restated credit agreement. The changes included a limitation on capital expenditures for the Company of $29,100 for the fiscal year ended October 31, 2002 and required the Company to achieve EBITDA of $24,261 for the year ended October 31, 2002. In connection with such amendment and restatement, the Company was required to pay an amendment fee to each lender equal to 0.25% of the aggregate amount of such lender’s commitment. In addition, JP Morgan Chase Bank received an arrangement fee of $200. Under the terms of the amended and restated credit agreement, the Company would have been in compliance with its covenants as of October 31, 2001. As a result of this amendment and restatement, the Company capitalized deferred financing costs of $1,413, which are being amortized over the remaining term of the debt. In addition, during the second quarter of fiscal year 2002, the Company recorded additional interest expense of $952 for the write-off of unamortized bank fees incurred prior to this amendment and restatement.

On October 15, 2002, as required by the amended and restated credit agreement, the Company amended the credit agreement to establish the limitation on capital expenditures for the fiscal year ending October 31, 2003 at $29,095. In addition, this amendment reduced the total commitment under the agreement to $260,000 and revised the definition of EBITDA and net worth to exclude any non-recurring non-cash charges resulting from the write-down of the investment in Valley City Steel LLC (“VCS LLC”) and the land and building occupied by VCS LLC. As of January 31, 2003, the Company was in compliance with its covenants under the amended and restated credit agreement.

In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bears interest at a fixed rate of 5.39% and requires monthly payments of $80 through April 2003. As of January 31, 2003 and October 31, 2002, $228 and $467, respectively, remained outstanding under this agreement and is classified as current debt in the Company’s financial statements.

Book overdrafts were $20,629 at January 31, 2003 and $20,798 at October 31, 2002 and are included in accounts payable.

Total availability at January 31, 2003 under the Company’s credit agreement was $260,000, of which $53,245 was unused.

Note 7—Equity Matters

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of the Company’s common stock (“Common Stock’) outstanding during the period. Diluted loss per share reflects the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method.

The outstanding stock options under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted loss per share calculation to the extent they are dilutive. The only reconciling item between the average outstanding shares in each calculation is the stock options outstanding; however, for all periods presented the impact of the options are antidilutive. For the quarters ended January 31, 2003 and 2002, 64,410 and 0 shares, and 550,000 and 900,000 of contingently issuable shares, respectively, were excluded from the dilutive calculation because to include them would be antidilutive.

Stock Options

During the first quarter of fiscal 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS No. 148”). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principles Board Opinion No. 25 (“APB No. 25”). The Company chose to continue to account for stock-based compensation in accordance with APB No. 25. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying Common Stock at the date of grant. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	Three months ended

	January 31, 2003		January 31, 2002

Net loss, as reported		$(2,424)	$(5,746)
Add: Pro forma stock-based employee compensation expense	(58)		(18)

Pro forma net loss		$(2,482)	$(5,764)

Basic and diluted net loss per share – as reported	$	( .16)	$(.39)

Basic and diluted net loss per share – pro forma		$(.17)	$(.39)

The Company’s non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market value on the date of grant. During the first three months of fiscal 2003, there were no stock options granted or exercised.

Executive Compensation

On January 31, 2003, in accordance with the five-year employment agreement with the Company’s President and Chief Executive Officer, the Company issued 350,000 shares of Common Stock for services rendered from the period January 31, 2002 through January 31, 2003. These shares were initially recorded as unearned compensation on the date of grant, reducing stockholders’ equity in the condensed consolidated balance sheet for the value of the award. The related compensation expense is recognized over the service period. For the first three months ended January 31, 2003, $149 was recorded as compensation expense.

Comprehensive Loss

Comprehensive loss amounted to $2,421 and $5,746, net of tax, for the three months ended January 31, 2003 and 2002, respectively. The difference between net loss and comprehensive loss for the three months ended January 31, 2003 resulted from the change in the unrealized holding loss.

Note 8—Other Information

During the three months ended January 31, 2003 and 2002, cash payments for interest amounted to $2,868 and $5,169, respectively. Tax refunds, net of tax payments, of $6,779 and $164 were received during the three months ended January 31, 2003 and 2002, respectively. The tax benefit was $520 for the first quarter of fiscal 2003 compared with a tax benefit of $3,233 for the comparable period in fiscal 2002, representing effective tax rates of 53.0% and 36.0%, respectively.

A summary of the restructuring charges and related reserves of the Company are as follows:

	Restructuring reserves at October 31, 2002	Restructuring Charges	Cash Payments	Restructuring reserves at January 31, 2003

Severance and other employee costs	$52	$—	$(18)	$34
Plant closure and business exit costs	58	—	(10)	48

Total	$110	$—	$(28)	$82

Valley City Steel, LLC (“VCS LLC”), a joint venture in which the Company owns a minority interest (49%) and Viking Steel, LLC (“Viking”) owns a majority interest (51%), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on November 27, 2002. As a result, during the fourth quarter of fiscal 2002, the Company recorded an $11,593 charge to recognize the losses associated with its minority equity investment in VCS LLC and a $10,024 impairment charge for the land and building owned by Shiloh that is leased by VCS LLC and is encumbered as a result of debt incurred by VCS LLC. In accordance with the operating agreement, the Company has the right to require VCS LLC to repurchase the Company’s interest at a put purchase price as defined in the operating agreement. In addition, each of the Company and Viking has the right to purchase the other’s interest at a call purchase price as defined in the operating agreement. Early November 2002, the Company notified Viking, pursuant to the call provision of the operating agreement, that the Company desired to call Viking’s 51% interest in VCS LLC. VCS LLC obtained debtor-in-possession financing and is currently operating under Chapter 11.

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

In September 2001, the decision was made to cease operations at Romulus Blanking Division during the first quarter of fiscal 2002. The real property and certain machinery and equipment at this facility were sold in July 2002 and the remaining assets were transferred to other operations within the Company.

In October 2001, the decision was made to cease operations at Canton Die Division during fiscal 2002 and, as of January 31, 2002, the operations ceased. During fiscal 2002, certain assets of Canton Die were transferred to other Shiloh locations, and the remaining assets were sold in September 2002.

Valley City Steel, LLC (“VCS LLC”), a joint venture in which the Company owns a minority interest (49%) and Viking Steel, LLC (“Viking”) owns a majority interest (51%), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on November 27, 2002. As a result, during the fourth quarter of fiscal 2002, the Company recorded an $11.6 million charge to recognize the losses associated with its minority equity investment in VCS LLC and a $10.0 million impairment charge for the land and building owned by Shiloh that is leased by VCS LLC and is encumbered as a result of debt incurred by VCS LLC. In accordance with the operating agreement, the Company has the right to require VCS LLC to repurchase the Company’s interest at a put purchase price as defined in the operating agreement. In addition, each of the

Company and Viking has the right to purchase the other’s interest at a call purchase price as defined in the operating agreement. Early November 2002, the Company notified Viking, pursuant to the call provision of the operating agreement, that the Company desired to call Viking’s 51% interest in VCS LLC. VCS LLC obtained debtor-in-possession financing and is currently operating under Chapter 11.

In analyzing the financial aspects of the Company’s operations, the following factors should be considered.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from primary steel producers and steel service centers. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations results in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

Although the proportion of tons of steel which the Company uses or processes that is directly owned as compared to toll processed may fluctuate from quarter to quarter depending on customer needs, the Company estimates that of total tons used or processed in its operations, approximately 49.5% in fiscal 2002, 67.1% in fiscal 2001 and 75.9% in fiscal 2000 were used or processed on a toll processing basis. Revenues from toll processing as a percent of total revenues were approximately 15.4% in fiscal 2002, 13.2% in fiscal 2001 and 16.5% in fiscal 2000. Therefore, an increase in the proportion of total revenues attributable to directly owned steel processing may result in higher revenues but lower gross margins.

Changes in the price of scrap steel can have a significant effect on the Company’s results of operations because substantially all of its operations generate engineered scrap steel. Engineered scrap steel is a planned by-product of the Company’s processing operations. Changes in the price of steel, however, can also impact the Company’s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers. At times, however, the Company has been unable to do so.

The Company may experience a reduction in its revenues during fiscal 2003 as a result of the forecasted decreased volumes in the North American automotive market. The Company will take steps to minimize the impact on its operations of any reduction in revenues.

Critical Accounting Policies

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the items that follow as critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements.

Revenue Recognition. Except for tooling contracts, the Company recognizes revenue once it is realized and earned. This generally occurs once product has been shipped in accordance with an arrangement that exists with the customer, the selling price is determinable based on this arrangement and the Company is reasonably certain that it will receive payment from the customer. The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenue and contract costs indicate a loss.

Accounts Receivable. The Company reviews the valuation of accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience of write-offs and the current financial condition of customers. If the financial condition of customers were to deteriorate, additional allowances may be required.

Inventory. The Company records inventory reserves for estimated obsolescence or lower of cost or market concerns based upon future demand and current selling prices of individual products. Additional inventory reserves may be required if actual market conditions differ from management’s expectations.

Long-lived Assets. The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Pension and other Post-retirement Costs and Liabilities. Pension and other post-retirement costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected salary increases and expected return on assets. The discount rate assumption is tied to long-term high quality bond rates. The projected salary increase assumption is based on recent trends in wages and salary increases. The assumption surrounding the expected return on assets for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. The return on assets assumption is subject to change depending upon the future asset mix of the portfolio.

Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from different treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company’s condensed consolidated financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Future taxable income and ongoing tax planning strategies are considered when assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the condensed consolidated financial statements.

Results of Operations

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

REVENUES. Revenues decreased by $9.4 million, or 6.4%, to $136.6 million for the first quarter of fiscal 2003 from $146.0 million for the comparable period in fiscal 2002. The decrease in revenues was primarily due to the loss of revenue as a result of the closure of Wellington Die Division, Canton Die Division and Shiloh of Michigan during the first quarter of fiscal 2002. In addition, revenues at certain other locations decreased due to lower volumes as a result of extended December shutdowns at a number of customer locations. The percentage of revenues from directly owned steel processing increased to 91.2% for the first quarter of fiscal 2003 from 89.1% for the comparable period in fiscal 2002. The percentage of revenues from toll processing decreased to 8.8% for the first quarter of fiscal 2003 from 10.9% for the comparable period in fiscal 2002.

GROSS PROFIT. Gross profit increased by $4.4 million, or 59.8%, to $11.9 million for the first quarter of fiscal 2003 from $7.4 million for the comparable period in fiscal 2002. Gross margin increased to 8.7% for the first quarter of fiscal 2003 from 5.1% for the comparable period in fiscal 2002. The increase in gross profit and gross margin was primarily the result of the closure of Wellington Die Division, Canton Die Division and Shiloh of Michigan during the first quarter of 2002, continued operating efficiencies in quality and productivity and cost reductions.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2.7 million, or 22.0%, to $9.6 million for the first quarter of fiscal 2003 from $12.3 million for the comparable period in fiscal 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 7.0% for the first quarter of fiscal 2003 from 8.4% for the comparable period in fiscal 2002. The decrease was primarily due to reductions in personnel and related benefit costs including the effect of the closure of Wellington Die Division, Canton Die Division and Shiloh of Michigan during the first quarter of fiscal 2002.

OTHER. Interest expense decreased to $3.5 million in the first quarter of fiscal 2003 compared to $4.3 million of interest expense in the comparable period of fiscal 2002. This decrease was due primarily to decreased average borrowings as compared with the same period in fiscal 2002. Other income was approximately $0.2 million in the first quarter of fiscal 2003 compared to other income of $0.3 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2002, the Company recognized $0.2 million of equity in net losses of minority owned company, VCS LLC. The income tax benefit was $0.5 million in the first quarter of fiscal 2003 compared with a benefit for income taxes of $3.2 million for the comparable period in fiscal 2002. The effective tax rate was 53.0% and 36.0% for the first quarter of fiscal 2003 and 2002, respectively. In the first quarter of fiscal 2003, the Company, as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” recorded a $2.0 million net of tax charge to write-off the goodwill because it was deemed to be impaired.

NET LOSS. Net loss for the first quarter of fiscal 2003 decreased by $3.3 million to a net loss of $2.4 million as compared to a net loss of $5.7 million for the comparable period in fiscal 2002. This decrease was the result of the factors described above.

Liquidity and Capital Resources

At January 31, 2003, the Company had $37.9 million of working capital, representing a current ratio of 1.4 to 1 and a debt-to-total-capitalization ratio of 66.0%.

Net cash provided by operating activities is primarily generated from changes in operating assets and liabilities. Net cash provided by operating activities during the first three months of fiscal 2003 was $10.1 million compared to $11.6 million for the comparable period of fiscal 2002. During the first quarter of fiscal 2003, the Company received income tax refunds of $6.8 million. The Company renegotiated payment terms with a certain major customer during the first quarter of fiscal 2002 generating more than $10.0 million of liquidity during the quarter. Net cash provided by operating activities is used by the Company to fund its capital expenditures or reduce debt.

Net cash used in investing activities for the first three months of fiscal 2003 was $5.6 million compared to net cash used in investing activities of $4.8 million for the comparable period in fiscal 2002. Net cash used in financing activities was $5.8 million in fiscal 2003 compared to net cash provided by financing activities of $10.6 million in the first three months of fiscal 2002. The Company had increased borrowing during the first quarter of fiscal 2002.

Capital expenditures were $5.6 million during the first three months of fiscal 2003 and $4.9 million for the comparable period in fiscal 2002. Approximately $4.3 million of the capital expenditures during the first three months of fiscal 2003 were used for new equipment purchases. The Company estimates capital expenditures for the remainder of fiscal 2003 to be approximately $20.0 million.

The Company is a party to an amended and restated credit agreement dated February 12, 2002 with JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as administrative agent for a group of lenders. The amended and restated credit agreement has a commitment as of January 31, 2003 of $260.0 million and expires on April 30, 2004.

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

The amended and restated credit agreement is collateralized by an interest in all of the Company’s and its wholly owned domestic subsidiaries’ cash and cash accounts, accounts receivable, inventory, certain owned real property and equipment (excluding fixtures) and general intangibles such as patents, trademarks and copyrights.

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

Pursuant to the terms of the amended and restated credit agreement, the Company satisfied its requirements to generate $12.0 million of additional liquidity during the first quarter of fiscal 2002. In addition, the Company was required to obtain $8.0 million of additional liquidity within 90 days of the effective date of the amendment and restatement. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products. In May 2002, the Company completed this sale of assets with a net book value of $4.6 million for $6.5 million resulting in a pretax gain of $1.9 million, which was recorded as a component of stockholders’ equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products to provide various services related to the manufacturing of products for MTD Products at the Company’s facilities. The Company received $1.0 million in cash for these services, which is being amortized over the life of the agreement. The obligation is recorded in “other accrued expenses” and “other liabilities” in the condensed consolidated financial statements. Pursuant to the supply agreement, the Company will manufacture parts for MTD Products on an ongoing basis at market-based prices.

On October 15, 2002, as required by the amended and restated credit agreement, the Company amended the credit agreement to establish the limitation of $29.1 million on capital expenditures for the fiscal year ending October 31, 2003. In addition, this amendment reduced the total commitment under the agreement to $260.0 million and revised the definition of EBITDA and net worth to exclude any non-recurring non-cash charges resulting from the write-down of the investment in VCS LLC and the land and building occupied by VCS LLC. As of January 31, 2003 and October 31, 2002, the Company was in compliance with its covenants under the amended and restated credit agreement.

Total availability at January 31, 2003 under the Company’s amended and restated credit agreement was $260.0 million, of which $53.2 million was unused. The interest rate at January 31, 2003 and October 31, 2002 was 5.375% and 5.813%, respectively.

In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bears interest at a fixed rate of 5.39% and requires monthly payments of approximately $0.1 million through April 2003. As of January 31, 2003, $0.2 million remained outstanding under this agreement and is classified as current debt in the Company’s condensed consolidated financial statements.

The Company from time to time is involved in various stages of discussion or negotiation regarding acquisitions, dispositions and other such transactions and strategic alternatives. There is no assurance that any such sale or strategic or other alternative will be consummated.

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company believes that it has sufficient resources available to meet the Company’s cash requirements through at least the next twelve months. The Company believes that it can adequately fund its cash needs for the foreseeable future through cash generated from operations and borrowings under the amended and restated credit agreement. In addition, the Company anticipates improving its cash position by reducing accounts receivable and inventory levels. Primarily due to the poor return on plan assets of the Company’s defined benefit plans over the past couple of years, the Company estimates its minimum pension funding requirement to be approximately $16.8 million for the remainder of fiscal 2003. The Company’s capital requirements will depend on and could increase as a result of many factors, including, but not limited to, the ability of the Company to accomplish its strategic objectives, further downturns in the automotive and light truck and heavy industries and in the economy in general.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company’s operations in fiscal 2003 as well as over the long term such as, without limitation, (i) the Company’s dependence on the automotive and light truck and heavy truck industries, which are highly cyclical, (ii) the dependence of the automotive and light truck industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion, (iv) increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel, (v) the ability of the Company to pass along increased costs to customers, (vi) risks associated with integrating operations of acquired companies, (vii) the ability of the Company to implement cost saving initiatives, (viii) potential disruptions or inefficiencies in operations due to or during facility expansions, start-up facilities or new program launches, (ix) risks related to conducting operations in a foreign country, (x) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers, (xi) the ability of the Company to sell unwanted operations in a timely manner on terms acceptable to the Company, if at all or (xii) the further deterioration of the assets in the Company’s pension plan. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of January 31, 2003, the Company had $203.7 million outstanding under its revolving credit facility. Based on January 31, 2003 debt levels, a 0.5% change in interest rates would have impacted interest expense by approximately $0.3 million for the quarter ended January 31, 2003. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company was a party to one foreign currency forward exchange contract at January 31, 2003. This contract reduces exposure to currency movements affecting a foreign currency purchase commitment. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. The fair value of the foreign currency forward contract is nominal and has been recorded in the consolidated balance sheets at January 31, 2003.

Item 4.             Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Part II.     OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

a.      Exhibits:

99.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:       March 12, 2003

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

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THEODORE K. ZAMPETIS

Theodore K. Zampetis President and Chief Executive Officer

Date: March 12, 2003

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

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)        Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)         Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

c)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN E. GRAHAM

Stephen E. Graham Chief Financial Officer

Date: March 12, 2003

EXHIBIT INDEX

99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.