Form 10-Q
period 2003-04-30
SHILOH INDUSTRIES INC
filed 2003-06-11
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Number of shares of Common Stock outstanding as of June 9, 2003 was 15,206,917 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	(Unaudited) April 30, 2003	October 31, 2002
ASSETS
Cash and cash equivalents	$2,110	$1,788
Accounts receivable, net	77,864	75,811
Related party accounts receivable	7,479	5,353
Income tax receivable	—	5,698
Inventories, net	47,924	62,155
Deferred income taxes	2,080	2,080
Prepaid expenses	2,545	2,787

Total current assets	140,002	155,672

Property, plant and equipment, net	279,019	281,620
Goodwill, net	—	3,021
Deferred income taxes	982	918
Other assets	6,251	6,676

Total assets	$426,254	$447,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$195,298	$565
Accounts payable	69,247	79,057
Other accrued expenses	35,472	32,129

Total current liabilities	300,017	111,751

Long-term debt	855	209,955
Long-term benefit liabilities	16,177	16,262
Other liabilities	1,752	2,289

Total liabilities	318,801	340,257

Commitments and contingencies

Stockholders’ equity:
Preferred stock	1	1
Paid-in capital preferred stock	4,044	4,044
Common stock	153	148
Paid-in capital common stock	56,678	56,583
Retained earnings	62,442	63,027
Unearned compensation	(807)	(1,084)
Accumulated other comprehensive loss:
Minimum pension liability	(15,067)	(15,067)
Unrealized holding gain (loss)	9	(2)

Total stockholders’ equity	107,453	107,650

Total liabilities and stockholders’ equity	$426,254	$447,907

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Revenues	$160,338	$158,698	$296,910	$304,665
Cost of sales	144,015	144,150	268,727	282,697

Gross profit	16,323	14,548	28,183	21,968
Selling, general and administrative expenses	10,348	10,167	19,926	22,444
Restructuring charges	—	1,027	—	1,027

Operating income (loss)	5,975	3,354	8,257	(1,503)
Interest expense	3,098	5,193	6,578	9,532
Interest income	64	15	72	68
Other income (expense), net	417	(163)	626	157

Income (loss) before equity in net losses of minority owned company, income taxes and cumulative effect of accounting change	3,358	(1,987)	2,377	(10,810)
Equity in net losses of minority owned company	—	(304)	—	(460)

Income (loss) before income taxes and cumulative effect of accounting change	3,358	(2,291)	2,377	(11,270)
Provision (benefit) for income taxes	1,519	(498)	999	(3,731)

Income (loss) before cumulative effect of accounting change	1,839	(1,793)	1,378	(7,539)
Cumulative effect of accounting change, net of income tax benefit of $1,058	—	—	(1,963)	—

Net income (loss)	$1,839	$(1,793)	$(585)	$(7,539)

Earnings (loss) per share:
Basic earnings (loss) per share before cumulative effect of accounting change	$.12	$(.12)	$.09	$(.51)
Cumulative effect of accounting change per share	—	—	(.13)	—

Basic earnings (loss) per share	$.12	$(.12)	$(.04)	$(.51)

Basic weighted average number of common shares	15,202	14,798	14,999	14,798

Diluted earnings (loss) per share before cumulative effect of accounting change	$.12	$(.12)	$.09	$(.51)
Cumulative effect of accounting change per share	—	—	(.13)	—

Diluted earnings (loss) per share	$.12	$(.12)	$(.04)	$(.51)

Diluted weighted average number of common shares	15,288	14,798	15,075	14,798

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	(Unaudited) Six months ended April 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(585)	$(7,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,668	14,392
Amortization of unearned compensation	277	127
Cumulative effect of accounting change	1,963	—
Equity losses of minority owned company	—	460
Non-cash restructuring charges	—	550
Loss on sale of assets	53	29
Deferred income taxes	994	12,103
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	(5,651)	11,747
Inventories	14,231	1,369
Prepaids and other assets	667	1,575
Payables and other liabilities	1,376	(1,418)

Net cash provided by operating activities	27,993	33,395

Cash Flows From Investing Activities:
Capital expenditures	(12,136)	(6,593)
Proceeds from sale of assets	17	158
Acquisition, net of cash	1,472	1,326

Net cash used in investing activities	(10,647)	(5,109)

Cash Flows From Financing Activities:
Repayment of short-term borrowings	(467)	—
Decrease in overdraft balances	(2,757)	(6,301)
Proceeds from borrowings under the Credit Agreement	39,700	56,600
Repayments of borrowings under the Credit Agreement	(53,600)	(81,000)
Proceeds from exercise of stock options	100	—
Payment of deferred financing costs	—	(1,413)

Net cash used in financing activities	(17,024)	(32,114)

Net increase (decrease) in cash and cash equivalents	322	(3,828)
Cash and cash equivalents at beginning of period	1,788	4,715

Cash and cash equivalents at end of period	$2,110	$887

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

Note 1—Basis of Presentation and Business

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Revenues and operating results for the six months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards

In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. At April 30, 2003, the Company was evaluating the classification of certain investments under FIN No. 46; however, the Company does not believe that the adoption of this interpretation will have any material effect on the Company’s financial statements or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”), was issued. The interpretation requires that upon issuance of a guarantee, the company must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 for the Company. The Company adopted FIN No. 45 during the first quarter of fiscal 2003. The Company has certain indemnification clauses within its credit facility and certain lease agreements, which are considered to be guarantees within the scope of FIN No. 45. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. The adoption of this Standard did not have a material effect on the Company’s financial statements.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued effective for all fiscal years beginning after December 31, 2002 with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. 94-3. The Company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

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

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) was issued effective for all fiscal years beginning after December 15, 2001. This Statement, which supersedes certain aspects of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”) addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

Note 3—Change in Accounting

Effective November 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that the Company prospectively cease amortization of goodwill and conduct periodic impairment tests of goodwill. The Company completed a test for goodwill impairment as of November 1, 2002 and determined that the entire goodwill balance was impaired at that date because the carrying value exceeded its fair value. Factors contributing to the indication of goodwill impairment included a low stock price, the poor performance of Canton Manufacturing and an overall decline in the automotive industry. The Company calculated the fair value of the reporting unit using primarily a discounted cash flow approach, which was further supplemented with the market capitalization and earnings multiple valuation approaches. Accordingly, the Company recorded a charge of $1,963, net of a $1,058 income tax benefit, to write-off the goodwill balance as a cumulative effect of a change in accounting principle. The Company does not have any other intangible assets impacted by SFAS No. 142. The following pro forma table reflects the reconciliation of reported net income (loss) and net income (loss) per share of goodwill amortization as though SFAS No. 142 was adopted at the beginning of fiscal 2002:

	Six months ended April 30,
	2003	2002
Reported net income (loss) before cumulative effect of accounting change	$1,378	$(7,539)
Add back: Goodwill amortization, net of tax	—	40

Adjusted net income (loss) before cumulative effect of accounting change	1,378	(7,499)
Cumulative effect of accounting change, net of tax	(1,963)	—

Adjusted net loss	$(585)	$(7,499)

	Six months ended April 30,
	2003	2002
Basic and diluted net income (loss) per share	$.09	$(.51)
Add back: Goodwill amortization, net of tax	—	*

Adjusted net income (loss) before cumulative effect of accounting change	.09	(.51)
Cumulative effect of accounting change, net of tax	(.13)	—

Adjusted basic and diluted net loss per share	$(.04)	$(.51)

*	indicates amount is greater than $0.00 but less than $0.01

Note 4—Inventories

Inventories consist of the following:

	April 30, 2003	October 31, 2002
Raw materials	$16,797	$25,678
Work-in-process	6,856	4,662
Finished goods	12,271	13,843

Total material available for production	35,924	44,183
Tooling	12,000	17,972

Total inventory	$47,924	$62,155

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2003	October 31, 2002
Land	7,962	7,962
Buildings and improvements	98,243	97,789
Machinery and equipment	283,302	281,488
Furniture and fixtures	25,779	25,662
Construction in progress	15,324	5,810

Total, at cost	430,610	418,711
Less: accumulated depreciation	(151,591)	(137,091)

Net property, plant and equipment	$279,019	$281,620

Note 6—Financing Arrangements

Debt consists of the following:

	April 30, 2003	October 31, 2002
JPMorgan Chase Bank revolving credit loan—interest at 4.875% at April 30, 2003 and 5.813% at October 31, 2002	$195,200	$—
Insurance broker financing agreement	—	467
Current portion of capital lease debt	98	98

Total current debt	$195,298	$565

JPMorgan Chase Bank revolving credit loan—interest at 4.875% at April 30, 2003 and 5.813% at October 31, 2002	$—	$209,100
Promissory notes to related parties	460	460
Long-term capital lease debt	395	395

Total long-term debt	$855	$209,955

The weighted average interest rate for the three and six months ended April 30, 2003 was 4.87% and 5.27%, respectively. The weighted average interest rate for the three and six months ended April 30, 2002 was 5.79% and 5.73%, respectively.

The Company is currently party to an amended and restated credit agreement (the “Credit Agreement”), dated February 12, 2002, with JPMorgan Chase Bank, as administrative agent for a group of lenders. The Credit Agreement has been amended various times since it was entered in August 2000. At the time of each amendment, the Company incurred deferred financing fees that were capitalized for amortization over the remaining period of the agreement. A portion of the fees associated with the former amendments that were unamortized was charged to interest expense once each new amendment became effective.

A condition of the February 12, 2002 amendment included the Company’s infusion of $8,000 of additional liquidity. The Company accomplished the infusion through several transactions with a related party that included the following: (1) the sale of certain machinery and equipment for $6,541, (2) the receipt of $1,000 associated with a three-year supply arrangement and (3) the issuance of two 9.0% promissory notes due May 1, 2004 in the aggregate principal amount of $460.

Under the Credit Agreement, the Company has the option to select the applicable interest rate at the alternative base rate (“ABR”), as defined in the Credit Agreement to be the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus half of 1.0%, or the LIBOR rate plus, in either case, a factor determined by a pricing matrix ranging from 1.5% to 3.0% for the ABR and ranging from 2.5% to 4.0% for the LIBOR rate based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The terms of the Credit Agreement also require an annual commitment fee based on the amount of unused commitments under the Credit Agreement and a factor determined by a pricing matrix (ranging from 0.375% to 0.5%) based on funded debt to EBITDA. The Credit Agreement also provides for the incurrence of debt under standby letters of credit and for the advancement of funds under a discretionary line of credit (the “swing line”). The maximum amount of debt that may be incurred under each of these sources of funds is $15,000.

The Credit Agreement is collateralized by an interest in all of the Company’s and its wholly owned domestic subsidiaries’ cash and cash accounts, accounts receivable, inventory, certain owned real property and equipment (excluding fixtures) and general intangibles such as patents, trademarks and copyrights.

The Credit Agreement includes, without limitation, covenants involving minimum EBITDA, minimum interest coverage, minimum tangible net worth coverage and a minimum leverage ratio. In addition, the Credit Agreement limits the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, leaseback transactions, acquisitions, prepayments of other debt, hedging agreements and liens and encumbrances and certain transactions resulting in a change of control.

As a result of a further amendment on October 15, 2002, several revisions to the Credit Agreement became effective. Currently, funds committed under the Credit Agreement are $260,000. For the fiscal year ending October 31, 2003, capital expenditures are limited to $29,095 and the EBITDA achievement level is $44,725. EBITDA has been redefined to exclude any non-recurring non-cash charges associated with the Company’s investment in Valley City Steel LLC (“VCS LLC”) and the land and building occupied by VCS LLC.

At April 30, 2003 and October 31, 2002, the Company was in compliance with its covenants under the Credit Agreement. The current interest rate in effect at April 30, 2003 was 4.875% under the revolving credit facility and 6.75% under the swing line. Unamortized deferred financing costs at April 30, 2003 were $1,415 and are recorded in “Other Assets” in the condensed consolidated financial statements. These costs are being amortized over the remaining term of the Credit Agreement, which expires April 30, 2004. In connection with the February 12, 2002 amendment, the term of the Credit Agreement was shortened to April 30, 2004. The Company therefore charged to interest expense $952 of unamortized deferred financing fees, representing the effect of the shortened amortization period.

In view of the Credit Agreement’s maturity date of April 30, 2004, borrowings at April 30, 2003 under the Credit Agreement of $195,200 have been classified as a current liability in the accompanying condensed consolidated balance sheet. The Company is pursuing refinancing at acceptable terms and, while the outcome is not assured, the Company believes that new financing will be completed prior to the maturity of the Credit Agreement.

In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at a fixed rate of 5.39% and required monthly payments of $80 through April 2003. As of April 30, 2003, the amounts under the finance agreement were repaid. At October 31, 2002, $467 remained outstanding under this agreement and was classified as current debt in the Company’s financial statements.

Overdraft balances were $18,041 at April 30, 2003 and $20,798 at October 31, 2002 and are included in accounts payable in the Company’s financial statements.

The Credit Agreement provides a borrowing commitment of $260,000. After considering letters of credit, which the Company has issued, at April 30, 2003, available funds were $60,909.

Note 7—Equity Matters

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock (“Common Stock’) outstanding during the period. Diluted earnings (loss) per share reflects the potential dilutive effect of the Company’s stock option plan and contingently issuable shares by adjusting the denominator using the treasury stock method.

The outstanding stock options under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings (loss) per share calculation to the extent they are dilutive. The only reconciling items between the average outstanding shares in each calculation are the stock options outstanding and the contingently issuable shares to the Company’s President and Chief Executive Officer in accordance with his employment agreement. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for net income (loss):

(Shares in thousands)	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net income (loss)	$1,839	$(1,793)	$(585)	$(7,539)

Basic weighted average shares	15,202	14,798	14,999	14,798
Effect of dilutive securities:
Stock options	11	—	39	—
Contingently issuable shares	75	—	37	—

Diluted weighted average shares	15,288	14,798	15,075	14,798

Basic earnings(loss) per share	$.12	$(.12)	$(.04)	$(.51)

Diluted earnings(loss) per share	$.12	$(.12)	$(.04)	$(.51)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price for Common Stock during the period. Additionally, the impact of certain contingently issuable shares was excluded from the diluted earnings (loss) computation.

(Shares in thousands)	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Number of options	322	225	322	225

Number of contingently issuable shares	475	900	475	900

Stock Options and Executive Compensation

During the first quarter of fiscal 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure— an amendment of SFAS No. 123” (“SFAS No. 148”). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principles Board Opinion No. 25 (“APB No. 25”). The Company chose to continue to account for stock-based compensation in accordance with APB No. 25. No stock-based employee compensation cost associated with stock options is reflected in the condensed consolidated statements of operations because all options granted had an exercise price equal to the market value of the underlying Common Stock at the date of grant.

Under the terms of the Company’s President and Chief Executive Officer’s five-year employment agreement, the executive will receive an annual base salary, in arrears, in unrestricted shares of Common Stock. The number of shares to be issued is 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. On January 31, 2003, in accordance with the five-year employment agreement with the executive, the Company issued 350,000 shares of Common Stock for services rendered from the period January 31, 2002 through January 31, 2003, the first year of the employment agreement. These shares were initially recorded as unearned compensation on the date of grant, reducing stockholders’ equity in the condensed consolidated balance sheet for the value of the award. The related compensation expense is recognized over the service period. For the three and six months ended April 30, 2003, $128 and $277, respectively was recorded as compensation expense. For the three and six months ended April 30, 2002, $127 was recorded as compensation expense.

The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

(Shares in thousands)

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,839	$(1,793)	$(585)	$(7,539)
Add back: Stock based compensation expense, net of tax, as reported	70	85	161	85
Less: Stock based compensation expense, net of tax, pro forma	(109)	(110)	(258)	(128)

Pro forma net income (loss)	$1,800	$(1,818)	$(682)	$(7,582)

Basic net income (loss) per share – as reported	$.12	$(.12)	$(.04)	$(.51)

Basic net income (loss) per share – pro forma	$.12	$(.12)	$(.05)	$(.51)

Diluted net income (loss) per share – as reported	$.12	$(.12)	$(.04)	$(.51)

Diluted net income (loss) per share – pro forma	$.12	$(.12)	$(.05)	$(.51)

The Company’s non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market value on the date of grant. Previously, an individual award was limited to 250,000 shares in a five-year period. As a result of stockholder approval on March 26, 2003, the limitation was increased to 500,000 shares in a five-year period. Additionally, as a result of this approval, options previously granted to the Company’s President and Chief Executive Officer in the amount of 500,000 were effectively awarded in two blocks: (i) 250,000 awarded on June 6, 2002, the date his employment agreement was executed, and (ii) 250,000 awarded as of March 26, 2003, the date of stockholder approval amending the limitation. All of these options were granted in accordance with the Company’s President and Chief Executive Officer’s employment agreement. The Company’s President and Chief Executive Officer exercised 58,823 options in the second quarter ended April 30, 2003.

Comprehensive Income (Loss)

Comprehensive income (loss) amounted to $1,847 and $(1,793), net of tax, for the three months ended April 30, 2003 and 2002, respectively, and $(574) and $(7,539), net of tax for the six months ended April 30, 2003 and 2002, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and six months ended April 30, 2003 resulted from the change in the unrealized holding gain (loss).

Note 8—Restructuring and Impairment Charges

In its efforts to reorganize and stabilize its organization, the Company recorded restructuring reserves to provide for severance costs, plant closure costs and professional fees associated with the restructuring activity. In the second quarter of fiscal 2002, the Company recorded a restructuring charge of $1,027 associated with a reduction of the Company’s salaried work force. The table below summarizes the activity in the Company’s restructuring reserves for the date of each fiscal year end through the quarter ended April 30, 2003 and 2002.

	Restructuring Reserves at October 31, 2002	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2003
Severance and other employee costs	$52	$—	$(43)	$9
Plant closure and business exit costs	58	—	(11)	47

Total restructuring	$110	$—	$(54)	$56

	Restructuring Reserves at October 31, 2001	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2002
Severance and other employee costs	$797	$927	$(1,120)	$604
Plant closure and business exit costs	743	—	(312)	431
Professional fees	506	100	(226)	380
Other	190	—	(32)	158

Total restructuring	$2,236	$1,027	$(1,690)	$1,573

VCS LLC, a joint venture in which the Company owns a minority interest (49%) and Viking Steel, LLC (“Viking”) owns a majority interest (51%), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on November 27, 2002. As a result, during the fourth quarter of fiscal 2002, the Company recorded an $11,593 charge to recognize the losses associated with its minority equity investment in VCS LLC and a $10,024 impairment charge for the land and building owned by the Company that is leased by VCS LLC and is encumbered as a result of debt incurred by VCS LLC. In accordance with the operating agreement, the Company has the right to require VCS LLC to repurchase the Company’s interest at a put purchase price as defined in the operating agreement. In addition, each of the Company and Viking has the right to purchase the other’s interest at a call purchase price as defined in the operating agreement. VCS LLC obtained debtor-in-possession financing and is currently operating under Chapter 11.

Note 9—Related Party Information

On November 1, 1999, the Company acquired MTD Automotive, the automotive division of MTD Products Inc, a significant shareholder of the Company. The acquisition was recorded using the purchase method of accounting.

As set forth in the MTD Automotive Purchase Agreement, the purchase price was adjusted at the end of fiscal 2002 upon resolution of a final contingency related to certain price concessions. This final contingency payment was received during the second quarter ended April 30, 2003 in the amount of $1,472.

Note 10—Other Information

During the six months ended April 30, 2003 and 2002, cash payments for interest amounted to $5,615 and $7,786, respectively. Tax refunds, net of tax payments, of $7,234 and $15,893 were received during the six months ended April 30, 2003 and 2002, respectively. The tax provision was $999 for the first six months of fiscal 2003 compared with a tax benefit of $3,731 for the comparable period in fiscal 2002, representing effective tax rates of 42.0 % and 33.1%, respectively.

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a full service manufacturer of blanks, engineered welded blanks, engineered stampings and modular assemblies for the automotive, heavy truck and other industrial markets. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck original equipment manufacturers (“OEMs”) and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks, which are manufactured from two or more blanks of different steel or gauges that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. To a lesser extent, the Company designs, engineers and manufactures precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations for sale to OEMs, Tier I automotive suppliers and other industrial customers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from primary steel producers and steel service centers. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Results of Operations

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

REVENUES.  Sales for the second quarter of fiscal 2003 of $160,338, were $1,640, or 1.0%, greater than sales reported for the same period in the prior fiscal year. Sales by individual manufacturing plant within the Company varied depending on the production build of the automobile and light truck models that use the components manufactured by the Company. Overall for the quarter ended April 30, 2003, automobile and light truck production was steady for the Company’s dominant models.

GROSS PROFIT.  Gross profit for the second quarter of fiscal 2003 was $16,323, or 10.2% of sales. For the same period in the prior fiscal year, gross profit was $14,548, or 9.2% of sales. The improvement in gross margin of $1,775, or improved profitability of 1.0%, resulted from several factors. The profitability related to the increased sales in the second quarter amounted to $800. Manufacturing expenses were reduced during the second quarter of fiscal 2003 by approximately $5,450 compared to the same period in fiscal 2002. The decrease in manufacturing expenses resulted from manufacturing process efficiencies and productivity, improved quality and cost control. Offsetting these improvements was the increase in the cost of raw materials by approximately $4,500. This increase in raw material costs was attributable to rising material costs and increasing material content in products that the Company produces.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES.  Selling, general and administrative expenses amounted to $10,348 for the second quarter of fiscal 2003, an increase of $181 over the prior fiscal year’s second quarter level.

OTHER.  In the second quarter of fiscal 2002, the Company recorded restructuring charges of $1,027 for the reduction of its salaried work force. (See Note 8-Restructuring and Impairment Charges)

Interest expense of $3,098 for the second quarter of fiscal 2003 was $2,095 less than the prior fiscal year second quarter. The decrease in interest expense resulted from a decrease in the amount of funds borrowed under the Company’s amended and restated credit agreement (the “Credit Agreement”) and a reduction in the interest rate. The Credit Agreement specifies that the interest rate on borrowed funds include a base rate factor and a variable factor dependent upon attainment of Company performance milestones. During a portion of the second quarter of fiscal 2003, the Company achieved a performance milestone, and the variable portion of the interest rate declined 50 basis points. Lastly, the second quarter of fiscal 2002 included a write-off of $952 of unamortized financing costs resulting from an amendment to the Credit Agreement. Interest income of $64 for the three months ended April 30, 2003 resulted from temporary investments, while other income of $417 represents primarily foreign currency transaction gains reported by the Company’s Mexican subsidiary. Foreign currency transaction losses of approximately $400 were incurred during the second quarter of fiscal 2002. Also in the prior year second quarter, the Company recognized $304 in losses from the Company’s minority interest in Valley City Steel LLC (“VCS LLC”). The carrying value of this investment was fully charged to operations in the fourth quarter of fiscal 2002, resulting in no subsequent activity from VCS LLC.

For the second quarter of fiscal year 2003, the income tax provision of $1,519 was provided at an effective tax rate of 45.2% applied to pretax income of $3,358. In the prior year, the pretax loss of $2,291 was benefited at an effective rate of 21.7%. The effective rate in the current fiscal year exceeds the effective rate of the prior fiscal year due to the taxes provided on a dividend received from the Company’s Mexican subsidiary in fiscal year 2003. A similar dividend was not paid in fiscal year 2002.

Net income for the second quarter of fiscal 2003 was $1,839, or $.12 per share, both basic and diluted, and the net loss was $1,793, or $(.12) per share, both basic and diluted, for the comparable three-month period of fiscal 2002.

Six Months Ended April 30, 2003 Compared to Six Months Ended April 30, 2002

REVENUES.  For the first six months of fiscal 2003, sales were $296,910 compared to $304,665 in the same period in the prior fiscal year. The decrease in revenues was primarily caused by business units, which were closed during the first half of fiscal 2002.

GROSS PROFIT.  Gross profit for the first six months of fiscal 2003 was $28,183, an increase of $6,215 over the same period in the prior year. The fiscal 2003 first half gross profit percentage was 9.5% compared to 7.2% in the prior fiscal year. Compared to the same period in the prior year, material cost increased due to rising steel prices and due to an increase in material content. The absence in the first six months of fiscal 2003 of the results of the three facilities that were closed in the first six months of fiscal 2002 resulted in increased gross profit margin year over year. Additionally, reduced levels of manufacturing expenses more than offset the material cost and content increase. This decrease in manufacturing expenses was primarily caused by improved manufacturing efficiencies and productivity, quality improvements and cost controls.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES.  Selling, general and administrative expenses for the first six months of fiscal 2003 were $19,926 and were $2,518 less than expenses incurred in the same period in the prior fiscal year. Emphasis on cost control and cost reductions contributed to selling, general and administrative expense improvements.

OTHER.  In the first six months of fiscal 2002, the Company recorded restructuring charges of $1,027 related to the reduction in its salaried work force. (See Note 8-Restructuring and Impairment Charges)

Interest expense for the first half of fiscal 2003 was $6,578, a reduction of $2,954 from the prior year first half period. The reduction is the result of lower borrowed funds, a lower rate of interest between periods and the absence in the current year of the accelerated write-off of deferred financing costs of $952 incurred in fiscal 2002 in connection with the amendment of the Credit Agreement.

Other income for the first half of fiscal 2003 includes foreign currency transaction gains of $331 realized by the Company’s Mexican subsidiary. During the first half of fiscal 2002, the Company realized foreign currency transaction losses of $595. In addition, during the fiscal 2002 first half period, the Company recorded $460 representing the equity in the net loss of VCS LLC. The carrying value of the VCS LLC investment was charged to operations in the fourth quarter of fiscal 2002 and, accordingly, there was no corresponding activity related to VCS LLC in the first half period of fiscal 2003.

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” As a result of the impairment of the Company’s goodwill, the Company recorded a charge of $1,963, net of income tax benefit of $1,058, representing the entire recorded value of goodwill that the Company had previously recorded.

The Company’s pretax income before the cumulative effect of accounting change for the first half of fiscal 2003 was $2,377 and the tax provision on income was $999 at an effective tax rate of 42.0%. In the prior fiscal year first half period, the pretax loss of $11,270 was tax benefited at an effective rate of 33.1% for a tax benefit of $3,731. The effective rate in the current fiscal year exceeds the effective rate of the prior fiscal year due to the taxes provided on a dividend received from the Company’s Mexican subsidiary in fiscal year 2003. A similar dividend was not paid in fiscal year 2002. The net loss of the fiscal 2003 first half period was $585, or $(.04) per share, basic and diluted. For the prior fiscal year, the net loss was $7,539, or $(.51) per share, basic and diluted.

Liquidity and Capital Resources

In connection with the Credit Agreement, which expires April 30, 2004, the amount borrowed at April 30, 2003 of $195,200 has been classified as a current liability in the accompanying condensed consolidated balance sheet. As a result, current liabilities exceed current assets at April 30, 2003 by $160,015. Total debt at the end of the second quarter of fiscal 2003 was $196,153 and total equity was $107,453. The Company’s capitalization was 65% debt, 35% equity. Funds borrowed under the Credit Agreement have declined $13,900 since October 31, 2002 and $44,900 from April 30, 2002.

Net cash provided by operating activities since October 31, 2002 though the end of the second quarter of fiscal 2003 amounted to $27,993. The comparable figure was $33,395 in the prior fiscal year first half period. In each fiscal year, changes in operating assets and liabilities were major factors in the generation of cash after non-cash items. In fiscal 2003, inventories were reduced by $14,231 while receivables declined $11,747 in the prior fiscal year first half period. In the current fiscal year, first half period, receivables have increased $5,651 since October 31, 2002 due to significant billings of tooling programs to customers near the second quarter end.

Net cash used in investing activities for the first half of fiscal 2003 was $10,647 compared to $5,109 a year ago. Capital expenditures were $12,136 in the current fiscal year period compared to $6,593 a year ago. Capital expenditures of $12,136 were within the limits of restrictions on capital expenditures specified in the Credit Agreement.

Net cash used in financing activities was $17,024 for the first half of fiscal 2003 compared to $32,114 in the prior fiscal year period. Net long-term borrowing repayments were $13,900 for the six months ended April 30, 2003 compared to $24,400 for the six months ended April 30, 2002.

Cash at April 30, 2003 was $2,110 compared to $887 at April 30, 2002. The Credit Agreement provides a borrowing commitment of $260,000. At April 30, 2003, borrowings outstanding were $195,200. After considering letters of credit, which the Company has issued, available funds were $60,909. The Company believes that it has sufficient resources to fund its operations and meet its cash requirements for the remainder of fiscal 2003, including the upcoming period of plant conversions for new models and customer summer vacations, and through April 30, 2004, the expiration date of the Credit Agreement. The Company believes that continued emphasis on working capital management including collection efforts applied to accounts receivable and achieving proper inventory levels will contribute funds from operating activities. Funds from operating activities and borrowing capacity will be sufficient to fund capital expenditure commitments and pension obligations. Minimum pension funding requirements during the next six months will require $14,800. Capital expenditure plans could vary depending on the general economy, automobile production levels, achieving the Company’s profitability objectives and other factors. Lastly, the Company is continuing to pursue refinancing at acceptable terms and, while the outcome is not assured, the Company believes that new financing will be completed prior to the maturity of the Credit Agreement.

The preceding narrative describing the results of operations of the Company for the second quarter and first half periods of fiscal 2003 compared to fiscal 2002 reports significant variations and improvement in the Company’s results. These results are the outcome of instituting a new sustainable business model for the Company built upon the concepts of process characterization and process optimization throughout the organization. The objective of instituting these concepts was to stabilize the Company and to achieve quality and productivity improvements in all processes of the Company, plant operations as well as administrative functions. Since inception in mid-year of fiscal 2002, the Company has exited unprofitable and non-strategic businesses and achieved manufacturing cost reductions, successful product launches, gross margin improvements and administrative cost reduction. These efforts have led to improved working capital management and reduced cash requirements and contributed to positive cash generation and debt reduction.

The application of the Company’s sustainable business model continues to be the focus of management of the Company for the remainder of fiscal 2003 and beyond. As noted below under “Forward-Looking Statements,” the future success of the Company depends upon, among other factors, continuing to successfully institute this strategic initiative.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company’s operations in fiscal 2003 as well as over the long term such as, without limitation, (i) the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical, (ii) the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (iii) the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model, (iv) increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel, (v) the ability of the Company to pass along increased costs to customers, (vi) risks associated with integrating operations of acquired companies, (vii) the ability of the Company to implement cost saving initiatives, (viii) potential disruptions or inefficiencies in operations due to or during facility expansions, start-up facilities or new program launches, (ix) risks related to conducting operations in a foreign country, (x) risks related to labor relations, labor expenses or work stoppages involving the Company, its customers or suppliers, (xi) the ability of the Company to sell unwanted operations in a timely manner on terms acceptable to the Company, if at all, (xii) pension plan funding requirements, or (xiii) the ability of the Company to refinance amounts outstanding under the Credit Agreement on acceptable terms. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt and changes in foreign currency exchange rates. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of April 30, 2003, the Company had $195,200 outstanding under its revolving credit facility. Based on April 30, 2003 debt levels, a 0.5% change in interest rates would have impacted interest expense by approximately $252 and $515 for the three and six months ended April 30, 2003, respectively. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company was a party to two foreign currency forward exchange contract at April 30, 2003. These contracts reduce exposure to currency movements affecting a foreign currency purchase commitment. Changes in the fair value of forward exchange contracts are recorded in the condensed consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. The fair value of the foreign currency forward contracts is nominal and has been recorded in the condensed consolidated balance sheets at April 30, 2003.

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

Part II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders

On March 26, 2003, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders took the following actions:

(1) Elected as Class I Directors all nominees designated in the Proxy Statement dated February 28, 2003;

(2) Approved an amendment to the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan (the Plan) to increase the limit on the number of shares of common stock, par value $0.01 per share, of the Company issuable pursuant to options granted to a Participant (as defined in the Plan) in any five-year period from 250,000 to 500,000; and

(3) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year ending October 31, 2003.

The Directors were elected pursuant to the following vote:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE
David J. Hessler	12,846,434	969,095	—
Maynard H. Murch IV	12,846,384	969,145	—
John J. Tanis	12,844,834	970,695	—

In addition, the following Directors’ term of office continued after the meeting: Ronald C. Houser, Deiter Kaesgen, James A. Karman, Curtis E. Moll and Theodore K. Zampetis.

The approval of the amendment to the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan was approved by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
11,395,137	2,419,492	900	—

The approval of appointment of PricewaterhouseCoopers LLP as independent certified public accountants to the Company for the year ending October 31, 2003 was approved by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
13,796,754	16,675	2,100	—

Item 6.    Exhibit and Reports on Form 8-K

a.    Exhibits:

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham Chief Financial Officer

Date:	June 11, 2003

CERTIFICATIONS

I, Theodore K. Zampetis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Shiloh Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

/s/ Theodore K. Zampetis
Theodore K. Zampetis President and Chief Executive Officer

Date:    June 11, 2003

CERTIFICATIONS

I, Stephen E. Graham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Shiloh Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

/s/ Stephen E. Graham
Stephen E. Graham Chief Financial Officer

Date:    June 11, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Description
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.