Form 10-Q
period 2003-07-31
SHILOH INDUSTRIES INC
filed 2003-09-05
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Number of shares of Common Stock outstanding as of September 2, 2003 was 15,210,250 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	(Unaudited) July 31, 2003	October 31, 2002
ASSETS
Cash and cash equivalents	$533	$1,788
Accounts receivable, net	56,075	75,811
Related party accounts receivable	1,458	5,353
Income tax receivable	—	5,698
Inventories, net	43,468	62,155
Deferred income taxes	5,956	2,080
Prepaid expenses	4,071	2,787

Total current assets	111,561	155,672

Property, plant and equipment, net	276,452	281,620
Goodwill, net	—	3,021
Deferred income taxes	—	918
Other assets	5,981	6,676

Total assets	$393,994	$447,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$170,296	$565
Accounts payable	67,175	79,057
Other accrued expenses	24,407	32,129

Total current liabilities	261,878	111,751

Long-term debt	395	209,955
Deferred income taxes	3,940	—
Long-term benefit liabilities	17,687	16,262
Other liabilities	1,589	2,289

Total liabilities	285,489	340,257

Commitments and contingencies
Stockholders’ equity:
Preferred stock	1	1
Paid-in capital preferred stock	4,044	4,044
Common stock	153	148
Paid-in capital common stock	56,685	56,583
Retained earnings	63,337	63,027
Unearned compensation	(680)	(1,084)
Accumulated other comprehensive loss:
Minimum pension liability	(15,067)	(15,067)
Unrealized holding gain (loss)	32	(2)

Total stockholders’ equity	108,505	107,650

Total liabilities and stockholders’ equity	$393,994	$447,907

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	(Unaudited) Three months ended July 31,		(Unaudited) Nine months ended July 31,
	2003	2002	2003	2002
Revenues	$133,646	$147,568	$430,556	$452,233
Cost of sales	119,903	136,040	388,630	418,737

Gross profit	13,743	11,528	41,926	33,496
Selling, general and administrative expenses	9,213	8,684	29,139	31,128
Asset impairment recovery	—	(1,285)	—	(1,285)
Restructuring charges	—	79	—	1,106

Operating income	4,530	4,050	12,787	2,547
Interest expense	2,666	3,952	9,244	13,485
Interest income	49	3	121	71
Other (expense) income, net	(370)	77	256	234

Income (loss) before equity in net losses of minority owned company, income taxes and cumulative effect of accounting change	1,543	178	3,920	(10,633)
Equity in net losses of minority owned company	—	(218)	—	(678)

Income (loss) before income taxes and cumulative effect of accounting change	1,543	(40)	3,920	(11,311)
Provision (benefit) for income taxes	648	258	1,647	(3,472)

Income (loss) before cumulative effect of accounting change	895	(298)	2,273	(7,839)
Cumulative effect of accounting change, net of income tax benefit of $1,058	—	—	(1,963)	—

Net income (loss)	$895	$(298)	$310	$(7,839)

Earnings (loss) per share:
Basic earnings (loss) per share available to common stockholders before cumulative effect of accounting change	$.05	$(.02)	$.14	$(.53)
Cumulative effect of accounting change per share	—	—	(.13)	—

Basic earnings (loss) per share	$.05	$(.02)	$.01	$(.53)

Basic weighted average number of common shares	15,307	14,887	15,198	14,857

Diluted earnings (loss) per share available to common stockholders before cumulative effect of accounting change	$.05	$(.02)	$.14	$(.53)
Cumulative effect of accounting change per share	—	—	(.13)	—

Diluted earnings (loss) per share	$.05	$(.02)	$.01	$(.53)

Diluted weighted average number of common shares	15,657	14,887	15,364	14,857

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	(Unaudited) Nine months ended July 31,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$310	$(7,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,988	22,373
Asset impairment recovery	—	(1,285)
Amortization of unearned compensation	404	298
Cumulative effect of accounting change	1,963	—
Equity losses of minority owned company	—	678
Non-cash restructuring charges	—	282
Loss on sale of assets	169	161
Deferred income taxes	2,040	11,001
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	22,159	20,069
Inventories	18,687	(5,818)
Prepaids and other assets	(589)	(1,319)
Payables and other liabilities	(10,949)	6,894

Net cash provided by operating activities	56,182	45,495

Cash Flows From Investing Activities:
Capital expenditures	(17,036)	(10,375)
Proceeds from sale of assets	49	15,858
Acquisition, net of cash	1,472	1,326

Net cash (used in) provided by investing activities	(15,515)	6,809

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	829	703
Repayment of short-term borrowings	(558)	(77)
Decrease in overdraft balances	(2,200)	(7,673)
Proceeds from borrowings under the Credit Agreement	41,900	67,060
Repayments of borrowings under the Credit Agreement	(82,000)	(115,100)
Proceeds from exercise of stock options	107	—
Payment of deferred financing costs	—	(1,413)

Net cash used in financing activities	(41,922)	(56,500)

Net decrease in cash and cash equivalents	(1,255)	(4,196)
Cash and cash equivalents at beginning of period	1,788	4,715

Cash and cash equivalents at end of period	$533	$519

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

Revenues and operating results for the nine months ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards

In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 is not expected to result in the reclassification of any financial instruments in the Company’s financial statements.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” The adoption of this Statement did not have a material effect on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. The Company does not believe that the adoption of this interpretation will have any material effect on the Company’s financial statements or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”), was issued. The interpretation requires that upon issuance of a guarantee, the company must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified by the Company after December 31, 2002. The Company has certain indemnification clauses within its credit facility and certain lease agreements that are considered to be guarantees within the scope of FIN No. 45. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued effective for all fiscal years beginning after December 31, 2002 with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. 94-3. The adoption of this Statement did not have a material effect on the Company’s financial statements.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued effective for all fiscal years beginning after May 15, 2002. This Statement, among other changes and technical corrections, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The adoption of this Statement did not have a material effect on the Company’s financial statements.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), was issued effective for all fiscal years beginning after December 15, 2001. This Statement, which supersedes certain aspects of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), addresses implementation issues associated with SFAS No. 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

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

	Nine months ended July 31,
	2003	2002
Reported net income (loss) before cumulative effect of accounting change	$2,273	$(7,839)
Add back: Goodwill amortization, net of tax	—	60

Adjusted net income (loss) before cumulative effect of accounting change	2,273	(7,779)
Cumulative effect of accounting change, net of tax	(1,963)	—

Adjusted net income (loss)	$310	$(7,779)

	Nine months ended July 31,
	2003	2002
Basic and diluted net income (loss) per share	$.14	$(.53)
Add back: Goodwill amortization, net of tax	—	*

Adjusted net income (loss) before cumulative effect of accounting change	.14	(.52)
Cumulative effect of accounting change, net of tax	(.13)	—

Adjusted basic and diluted net income (loss) per share	$.01	$(.52)

*	indicates amount is greater than $0.00 but less than $0.01

Note 4—Inventories

Inventories consist of the following:

	July 31, 2003	October 31, 2002
Raw materials	$13,681	$25,678
Work-in-process	5,680	4,662
Finished goods	14,494	13,843

Total material	33,855	44,183
Tooling	9,613	17,972

Total inventory	$43,468	$62,155

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2003	October 31, 2002
Land	$7,962	$7,962
Buildings and improvements	98,303	97,789
Machinery and equipment	285,651	281,488
Furniture and fixtures	26,498	25,662
Construction in progress	16,772	5,810

Total, at cost	435,186	418,711
Less: accumulated depreciation	(158,734)	(137,091)

Property, plant and equipment, net	$276,452	$281,620

Note 6—Financing Arrangements

Debt consists of the following:

	July 31, 2003	October 31, 2002
JPMorgan Chase Bank revolving credit loan—interest at 4.625% at July 31, 2003 and 5.813% at October 31, 2002	$169,000	$—
Insurance broker financing agreement	738	467
Promissory notes to related parties	460	—
Current portion of capital lease debt	98	98

Total current debt	$170,296	$565

JPMorgan Chase Bank revolving credit loan—interest at 4.625% at July 31, 2003 and 5.813% at October 31, 2002	$—	$209,100
Promissory notes to related parties	—	460
Long-term capital lease debt	395	395

Total long-term debt	$395	$209,955

The weighted average interest rate for the three and nine months ended July 31, 2003 was 4.83% and 5.14%, respectively. The weighted average interest rate for the three and nine months ended July 31, 2002 was 5.88% and 5.78%, respectively.

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

As a result of a further amendment on October 15, 2002, several revisions to the Credit Agreement became effective. Currently, funds committed under the Credit Agreement are $260,000. For the fiscal year ending October 31, 2003, capital expenditures are limited to $29,095 and the EBITDA achievement level is $44,725. EBITDA has been redefined to exclude any non-recurring, non-cash charges associated with the Company’s investment in Valley City Steel LLC (“VCS LLC”) and the land and building occupied by VCS LLC.

At July 31, 2003 and October 31, 2002, the Company was in compliance with its covenants under the Credit Agreement. The current interest rate in effect at July 31, 2003 was 4.625% under the revolving credit facility and 6.75% under the swing line. Unamortized deferred financing costs at July 31, 2003 were $1,043 and are recorded in “Other Assets” in the condensed consolidated financial statements. These costs are being amortized over the remaining term of the Credit Agreement, which, in connection with the February 12, 2002 amendment, was shortened to April 30, 2004. The Company therefore charged to interest expense $952 of unamortized deferred financing fees, representing the effect of the shortened amortization period, in the second quarter of fiscal year 2002.

In view of the Credit Agreement’s maturity date of April 30, 2004, borrowings at July 31, 2003 under the Credit Agreement of $169,000 have been classified as a current liability in the accompanying condensed consolidated balance sheet. The Company is pursuing refinancing at acceptable terms and, while the outcome is not assured, the Company believes that new financing will be completed prior to the maturity of the Credit Agreement.

In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at a fixed rate of 5.39% and required monthly payments of $80 through April 2003. In June 2003, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $92 through April 2004. At July 31, 2003 and October 31, 2002, $738 and $467, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s condensed consolidated financial statements.

Overdraft balances were $18,598 at July 31, 2003 and $20,798 at October 31, 2002 and are included in accounts payable in the Company’s condensed consolidated financial statements.

Total commitment at July 31, 2003 under the Credit Agreement was $260,000, of which $83,686 was unused.

Note 7—Equity Matters

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock (“Common Stock’) outstanding during the period. The basic weighted average number of shares also includes the pro rata earned shares to be issued to the Company’s President and Chief Executive Officer in accordance with his employment agreement. The diluted earnings (loss) per share reflects the potential dilutive effect of the Company’s stock option plan and the shares issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement.

The outstanding stock options under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan and the shares issuable to the President and Chief Executive Officer are included in the diluted earnings (loss) per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for net income (loss):

(Shares in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net income (loss)	$895	$(298)	$310	$(7,839)
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(184)	(123)

Net income (loss) available to common stockholders	$834	$(359)	$126	$(7,962)

Basic weighted average shares	15,307	14,887	15,198	14,857
Effect of dilutive securities:
Stock options	234	—	93	—
Chief Executive Officer compensation shares	116	—	73	—

Diluted weighted average shares	15,657	14,887	15,364	14,857

Basic earnings (loss) per share	$.05	$(.02)	$.01	$(.53)

Diluted earnings (loss) per share	$.05	$(.02)	$.01	$(.53)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price for Common Stock during the period. Additionally, the impact of certain shares issuable to the Company’s President and Chief Executive Officer in accordance with the terms of his employment agreement were excluded from the diluted earnings (loss) per share because to include them would be antidilutive.

(Shares in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Number of options	141	292	241	402

Number of Chief Executive Officer compensation shares	—	725	—	725

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

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive will receive an annual base salary, in arrears, in unrestricted shares of Common Stock. The number of shares to be issued is 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. On January 31, 2003, in accordance with the five-year employment agreement with the executive, the Company issued 350,000 shares of Common Stock for services rendered from the period February 1, 2002 through January 31, 2003, the first year of the employment agreement. These shares were initially recorded as unearned compensation on the date of grant, reducing stockholders’ equity in the condensed consolidated balance sheet for the value of the award. The related compensation expense is recognized over the service period. For the three and nine months ended July 31, 2003, the Company recorded, as compensation expense, $127 and $404, respectively. For the three and nine months ended July 31, 2002, the Company recorded, as compensation expense, $149 and $298, respectively.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

(Shares in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net income (loss), as reported	$895	$(298)	$310	$(7,839)
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(184)	(123)
Add back: Stock based compensation expense, net of tax, as reported	74	103	234	207
Less: Stock based compensation expense, net of tax, pro forma	(97)	(131)	(313)	(278)

Pro forma net income (loss)	$811	$(387)	$47	$(8,033)

Basic net income (loss) per share – as reported	$.05	$(.02)	$.01	$(.53)

Basic net income (loss) per share – pro forma	$.05	$(.03)	$.00	$(.54)

Diluted net income (loss) per share – as reported	$.05	$(.02)	$.01	$(.53)

Diluted net income (loss) per share – pro forma	$.05	$(.03)	$.00	$(.54)

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

Comprehensive Income (Loss)

Comprehensive income (loss) amounted to $918 and $(298), net of tax, for the three months ended July 31, 2003 and 2002, respectively, and $344 and $(7,839), net of tax, for the nine months ended July 31, 2003 and 2002, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and nine months ended July 31, 2003 resulted from the change in the unrealized holding gain (loss).

Note 8—Restructuring and Impairment Charges

In its efforts to reorganize and stabilize its organization, the Company recorded restructuring reserves to provide for severance costs, plant closure costs and professional fees associated with the restructuring activity. In the third quarter of fiscal 2002, the Company recorded a restructuring charge of $79 associated with a reduction of the Company’s salaried work force and on a year to date basis in fiscal 2002, the Company recorded $1,106 associated with the reduction in work force. The table below summarizes the activity in the Company’s restructuring reserves for the date of each fiscal year end through the quarter ended July 31, 2003 and 2002.

	Restructuring Reserves at October 31, 2002	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2003
Severance and other employee costs	$52	$—	$(43)	$9
Plant closure and business exit costs	58	—	(11)	47

Total restructuring	$110	$—	$(54)	$56

	Restructuring Reserves at October 31, 2001	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2002
Severance and other employee costs	$797	$990	$(1,544)	$243
Plant closure and business exit costs	743	16	(413)	346
Professional fees	506	100	(228)	378
Other	190	—	(32)	158

Total restructuring	$2,236	$1,106	$(2,217)	$1,125

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

Note 10—Other Information

During the nine months ended July 31, 2003 and 2002, cash payments for interest amounted to $8,092 and $12,629, respectively. Tax refunds, net of tax payments, of $7,223 and $15,756 were received during the nine months ended July 31, 2003 and 2002, respectively. The tax provision was $1,647 for the first nine months of fiscal 2003 compared with a tax benefit of $3,472 for the comparable period in fiscal 2002, representing effective tax rates of 42.0% and 30.7%, respectively.

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

Long-lived Assets. The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Results of Operations

The following narrative, describing the results of operations of the Company for the third quarter and first nine-month periods of fiscal 2003 compared to fiscal 2002, reports significant variations and improvement in the Company’s results. These results are the outcome of instituting a new sustainable business model for the Company built upon the concepts of process characterization and process optimization throughout the organization. The objective of instituting these concepts was to stabilize the Company and to achieve quality and productivity improvements in all processes of the Company, including plant operations as well as administrative functions. Since inception of the new business model in mid-year of fiscal 2002, the Company has been exiting unprofitable and non-strategic businesses and has achieved manufacturing cost reductions, launched new products, improved gross margins and reduced administrative costs. These efforts have led to improved working capital management and reduced cash requirements as well as contributed to positive cash generation and debt reduction.

The application of the Company’s sustainable business model continues to be the focus of the Company’s management for the remainder of fiscal 2003 and beyond. As noted below under “Forward-Looking Statements,” the future success of the Company depends upon, among other factors, continuing to successfully institute this strategic initiative.

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

REVENUES. Sales for the third quarter of fiscal 2003 were $133,646, a decrease of $13,922, or 9.4%, from sales of $147,568 reported for the third quarter of fiscal 2002. During the third quarter of fiscal 2003, sales volumes declined because North American automobile and light truck production was 6.9% below production levels for the comparable period in the prior fiscal year. The sales decrease was also the result of the conclusion of production for model changeover, customer insourcing of production and sales of closed businesses.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2003 was $13,743, or 10.3% of sales, compared to $11,528, or 7.8% of sales, for the third quarter of fiscal year 2002. Manufacturing expenses during the third quarter period of fiscal 2003 declined $7,067 from manufacturing expenses of the third quarter of fiscal 2002. The decline in manufacturing expenses resulted from manufacturing process efficiencies and productivity, improved quality and cost control. The manufacturing expense reduction in the third quarter of fiscal 2003 was partially offset by the loss of gross profit associated with the sales decline in the quarter. The result was increased gross profit of $2,215 and a 2.5 percentage point improvement in gross margin in the third quarter of fiscal 2003 compared to the prior fiscal year third quarter.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES. Selling, general and administrative expenses were $9,213, or 6.9% of sales, in the third quarter of fiscal 2003 compared to $8,684, or 5.9% of sales, in the third quarter of fiscal 2002. The increase of $529 over the prior year was primarily the result of recoveries of $912 of bad debt in the third quarter of fiscal 2002.

OTHER. In the third quarter of fiscal 2002, the Company reported the recovery of an asset that had previously been recognized as impaired and charged to operations. The recovery of $1,285 improved operating income of the third quarter of fiscal 2002. The Company also recorded a restructuring charge of $79 in the last fiscal year’s third quarter related to a closed business.

Interest expense of $2,666 for the third quarter of fiscal 2003 was $1,286 less than interest expense of the prior fiscal year third quarter. The decrease in interest expense in the current fiscal year third quarter was the result of a lower level of borrowed funds and a lower rate of interest compared to a year ago. The Company’s amended and restated credit agreement (the “Credit Agreement”) specifies that the interest rate on borrowed funds include a base factor and a variable factor dependent upon attainment of Company performance milestones. Since the middle of the second quarter of fiscal 2003, the Company achieved a performance milestone that resulted in the reduction of the interest rate on borrowed funds under the Credit Agreement. The weighted average interest rate on all borrowings was 4.83% for the third quarter of fiscal 2003 compared to 5.88% for the comparable period in the prior fiscal year.

The Company incurred foreign currency transaction losses of $300, which was the majority of other expense of $370. Compared to the third quarter of the prior fiscal year, other expense increased $447. Also, in last fiscal year’s third quarter, the Company recognized losses of $218 from the Company’s minority interest in Valley City Steel LLC (“VCS LLC”). The carrying value of this investment was fully charged to operations in the fourth quarter of fiscal 2002, resulting in no subsequent activity from VCS LLC.

In the third quarter of fiscal 2003, the Company’s effective tax rate was 42.0%. In the third quarter of fiscal 2002, the Company revised its estimated annual effective tax rate to 30.7% after considering the increase in the estimated loss for the year.

Net income for the third quarter of fiscal 2003 was $895, or $.05 per share, basic and diluted. For the third quarter of fiscal 2002, the Company reported a net loss of $298, or $(.02) per share, basic and diluted.

Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002

REVENUES. For the first nine months of fiscal 2003, sales were $430,556, a decrease of $21,677, compared to $452,233 of sales in the comparable period of the previous fiscal year. Sales of businesses that were closed during the first half of fiscal 2002 resulted in approximately $9,000 of the sales decline. The remainder of the decrease was due to decreased North American automobile and light truck production, which decreased 3.5% during the first nine months of fiscal 2003 compared to production levels in the comparable period of fiscal 2002.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2003 was $41,926, or 9.7% of sales. For the comparable period of fiscal 2002, gross profit was $33,496, or 7.4% of sales. Gross profit increased in the nine-month period of fiscal 2003 by 25.1%, or $8,430. The absence in the first nine months of fiscal 2003 of the results of the three facilities that were closed in fiscal 2002 favorably impacted gross profit margin year over year. Additionally, for the first nine months in fiscal 2003, manufacturing expenses declined by $20,857 as a result of improved manufacturing process efficiencies and productivity, improved quality and cost control. The decrease in manufacturing expenses was partially offset by the loss of gross profit associated with the sales decline experienced in the nine-month period of fiscal 2003. Net gross profit improved by $8,430 in the third quarter of fiscal 2003 compared to the prior fiscal year period and the gross profit percentage improved by 2.3 percentage points to 9.7% of sales.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES. Through the first nine months of fiscal 2003, selling, general and administrative expenses were $29,139, a decrease of $1,989 compared to the first nine months of fiscal 2002. As a percent of sales, selling, general and administrative expenses were 6.8% in the nine-month period of fiscal 2003 compared to 6.9% a year ago. The decrease in these expenses was the result of emphasis on cost control and cost reductions.

OTHER. The nine month period of fiscal 2002 included a $1,285 recovery of a previously impaired asset and $1,106 of expenses related to restructuring charges recorded in connection with business closures and the Company’s optimization plan.

Interest expense for the first nine months of fiscal 2003 of $9,244 declined by $4,241 from $13,485 for the comparable period of fiscal 2002. The weighted average interest rate on borrowed funds through nine months of fiscal 2003 was 5.14% compared to 5.78% for the comparable period of fiscal 2002. The rate reduction combined with a decreased level of borrowed funds contributed to the improved level of interest expense. Also, the nine-month period of fiscal 2002 included the write-off of $952 of unamortized deferred financing costs resulting from the amendment of the Credit Agreement in February 2002. Interest income and other (expense) income net were comparable in each nine-month period of 2003 and 2002. Lastly, the Company recorded $678 of operating losses in the fiscal 2002 nine-month period associated with VCS LLC. The carrying value of the VCS LLC investment was charged to operations in the fourth quarter of fiscal 2002 and, accordingly, there was no corresponding activity related to VCS LLC in the nine-month period of fiscal 2003.

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” As a result of the impairment of the Company’s goodwill, the Company recorded a charge of $1,963, net of income tax benefit of $1,058, representing the entire recorded value of goodwill that the Company had previously recorded.

The Company’s pretax income before the cumulative effect of accounting change for the first nine months of fiscal 2003 was $3,920, with taxes of $1,647 provided for at an estimated annual effective tax rate of 42.0%. In the prior fiscal year nine-month period, the pretax loss was $11,311 and a tax benefit of $3,472 was recognized at an effective tax rate of 30.7%. The fiscal 2003 nine-month period effective tax rate reflects taxes provided on a dividend received from the Company’s Mexican subsidiary. A similar dividend was not paid in the fiscal year 2002 nine-month period.

The Company recognized net income of $310, or $.01 per share, for the first nine months of 2003 compared to a net loss of $7,839, or $(.53) per share, basic and diluted.

Liquidity and Capital Resources

At July 31, 2003, funds borrowed under the Credit Agreement were $169,000. Because the Credit Agreement expires on April 30, 2004, the total amount borrowed at July 31, 2003 has been classified as a current obligation in the accompanying condensed consolidated balance sheet. Current liabilities, therefore, exceed current assets by $150,317 as of July 31, 2003. At the end of the third quarter of fiscal 2003, total debt was $170,691 and total equity was $108,505, resulting in a capitalization rate of 61% debt, 39% equity. Funds borrowed under the Credit Agreement have declined $40,100 since October 31, 2002 and $47,000 since July 31, 2002.

For the first nine months of fiscal 2003, net cash provided by operating activities amounted to $56,182 compared to $45,495 in the prior fiscal year nine-month period. In the fiscal 2003 nine-month period, as a result of the Company’s focus on accounts receivable collections and reductions of inventory levels, funds provided by accounts receivable reductions were $22,159 and funds provided by lower inventory levels were $18,687. In the prior fiscal year nine-month period, accounts receivable reductions were $20,069 while inventory increases used $5,818. In each fiscal year nine-month period, the operating asset changes combined with non-cash items accounted for the funds provided by operations.

Net cash used in investing activities were $15,515 in the nine-month period of fiscal 2003 and capital expenditures were $17,036. In the nine-month period of fiscal 2002, investing activities provided net cash of $6,809. The sales of several businesses in the first nine months of fiscal 2002 generated funds of $15,858, and these funds were offset by capital expenditures of $10,375. Fiscal 2003 capital expenditures were within the limits of restrictions on capital expenditures specified in the Credit Agreement. The Company expects that capital expenditures for the full fiscal year will remain within the Credit Agreement limitations.

Through July 31, 2003, net cash used in financing activities was $41,922 compared to $56,500 in the prior fiscal year nine-month period. Net repayments of borrowings under the Credit Agreement were $40,100 in the fiscal 2003 nine-month period compared to $48,040 in the prior fiscal year nine-month period.

Cash at July 31, 2003 was $533 compared to $519 at July 31, 2002. At July 31, 2003, Credit Agreement borrowings were $169,000. After considering letters of credit that the Company has issued, available funds under the Credit Agreement were $83,686 at July 31, 2003. The Company believes that it has sufficient resources to fund its operations and meet its cash requirements for the remainder of fiscal 2003 and through April 30, 2004, the expiration date of the Credit Agreement. The Company believes that continued emphasis on working capital management including collection efforts applied to accounts receivable and achieving proper inventory levels will contribute funds from operating activities. Funds from operating activities and borrowing capacity will be sufficient to fund capital expenditure commitments and pension obligations. Through August 15, 2003, the Company has funded $16,780 in minimum pension funding requirements with $160 remaining to be funded from operations in fiscal 2003. Capital expenditure plans could vary depending on the general economy, automobile production levels, achieving the Company’s profitability objectives and other factors. Lastly, the Company is continuing to pursue refinancing at acceptable terms and, while the outcome is not assured, the Company believes that new financing is expected to be completed prior to the maturity of the Credit Agreement.

FORWARD-LOOKING STATEMENTS

Certain statements made by Shiloh Industries, Inc. in this Quarterly Report on Form 10-Q regarding the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales or earnings expectations, cost savings, awarded sales, volume growth, earnings or a general belief in the Company’s expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management’s assumptions and estimations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities including increased costs, reduced production or other factors; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence of the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel; pension plan funding requirements; the ability of the Company to refinance amounts outstanding under the Credit Agreement on acceptable terms; and other factors, uncertainties, challenges, and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Shiloh does not intend or undertake any obligation to update any forward-looking statements. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of July 31, 2003, the Company had $169,000 outstanding under its revolving credit facility. Based on July 31, 2003 debt levels, a 0.5% change in interest rates would have impacted interest expense by approximately $228 and $743 for the three and nine months ended July 31, 2003, respectively. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. There were no foreign currency forward exchange contracts outstanding at July 31, 2003. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting a foreign currency purchase commitment. Changes in the fair value of forward exchange contracts are recorded in the condensed consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibit and Reports on Form 8-K

a. Exhibits:

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

1.	On May 29, 2003, the Company filed a Current Report on Form 8-K regarding the second quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham Chief Financial Officer

Date: September 5, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.