Form 10-K
period 2003-10-31
SHILOH INDUSTRIES INC
filed 2004-01-23
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 202, 103 Foulk Road, Wilmington, Delaware 19803

(Address of principal executive offices—zip code)

(216) 267-2600

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $2.00 per share as reported by the Nasdaq National Market was approximately $9,151,000. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of January 20, 2004 was 15,227,749.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

INDEX TO ANNUAL REPORT

ON FORM 10-K

SHILOH INDUSTRIES, INC.

PART I

Item 1.    Business

General

Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company’s principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (216) 267-2600.

Shiloh is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks, which are manufactured from two or more blanks of different steel or gauges that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

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

The Company conducts its business and reports its information as one operating segment.

History

The Company’s origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960’s. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its operating subsidiaries and in July 1993 Shiloh completed an initial public offering of its common stock, par value $0.01 per share (“Common Stock”).

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Products Inc (“MTD Products”) is a significant stockholder of the Company. The purchase included a cash payment and issuance of shares of the Company’s stock. After resolution of contingent purchase agreement terms and purchase price concessions, the purchase price of MTD Automotive amounted to $35.6 million and all adjustments to the purchase price have been reflected in the Company’s financial statements. A note payable to MTD Products in the amount of $4.0 million was satisfied by the issuance to MTD Products of 42,780 shares of Series A Preferred Stock in January 2002.

During fiscal 2000, 2001 and 2002, the Company, in accordance with its sustainable business model, evaluated several of its business units, primarily tool and die operations, and determined that these units were no longer economically viable and profitable. As a result, five business units were closed and appropriate losses related to disposition and restructuring were recorded. See the Notes to Consolidated Financial Statements for details regarding the impairment and restructuring charges recorded during fiscal years 2000 through 2003.

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2003	2002	2001
	(dollars in thousands)
Complex stampings and modular assemblies	$266,638	$315,755	$304,722
Engineered welded blanks	182,131	171,336	175,835
Blanking	85,463	81,543	87,026
Tools, dies, weld and assembly equipment	19,141	27,777	42,352
Steel processing	7,491	10,265	34,702
Other (primarily scrap)	23,434	18,901	17,810

Total	$584,298	$625,577	$662,447

The Company’s complex stamping operations produce engineered stampings and modular assemblies. Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three-dimensional parts. The Company produces complex stamped parts using precision single stage, progressive and transfer dies, which the Company either designs and manufactures or sources from third parties. Some stamping operations also provide value-added processes such as welding, assembly and painting capabilities. The Company also manufactures deep draw stampings, such as mufflers, oil pans, transmission pans and valve covers. The Company’s complex stampings and assemblies are principally used as components for bumper beams, door impact beams, steering column support, chassis components, seat frames, structural rails, window lifts, vehicle brakes and other structural body components for automobiles.

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

The Company produces steel blanks in its blanking operations. Blanking is a process in which flat-rolled steel is cut into precise two dimensional shapes by passing steel through a press, employing a blanking die. These blanks which are used principally by manufacturers in the automobile, heavy truck, and lawn and garden industries, are used by the Company’s automotive and heavy truck customers for automobile exterior and structural components, including fenders, hoods, doors and side panels, and heavy truck wheel rims and brake components and by the Company’s lawn and garden customers for lawn mower decks.

The Company also designs, engineers and produces precision tools and dies, and weld and secondary assembly equipment. To support the manufacturing process, the Company supplies or sources from third parties the tools and dies used in the blanking and stamping operations and the welding and secondary assembly equipment used to manufacture modular systems. Advanced technology is maintained to create products and processes that fulfill the customer’s advanced product requirements. The Company has computerized most of the design and engineering portions of the tool and die production process to reduce production time and cost.

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

Cold-rolled and hot-rolled steel often go through additional processing operations to meet the requirements of end-product manufacturers. Slitting is the cutting of coiled steel to precise widths. Cutting-to-length produces steel cut to specified lengths ranging from 12 inches to 168 inches. Edge trimming removes a specified portion of the outside edges of the coiled steel to produce a uniform width. Roller leveling flattens the steel by applying pressure across the width of the steel to make the steel suitable for blanking and stamping. To achieve high quality and productivity and to be responsive to customers’ just-in-time supply requirements, most of the Company’s steel processing operations are computerized and have combined several complementary processing lines, such as slitting and cutting-to-length at single facilities. In addition to cleaning, leveling and cutting steel, the Company inspects steel to detect mill production flaws and utilizes computers to provide both visual displays and documented records of the thickness maintained throughout the entire coil of steel. The Company also performs inventory control services for some customers.

International Operation

The Company’s international operation, which is located in Mexico, is subject to various risks that are more likely to affect this operation than the Company’s domestic operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions and foreign government-sponsored boycotts of the Company’s products or services for noncommercial reasons. The identifiable assets associated with the Company’s international operation are located where the Company believes the risks to be minimal.

Customers

The Company produces blanked and stamped parts and processed flat-rolled steel for a variety of industrial customers. The Company supplies steel blanks, stampings and modular assemblies primarily to North American automotive manufacturers and stampings to Tier I automotive suppliers. The Company also supplies blanks and stampings to manufacturers in the lawn and garden, heating, ventilation and air conditioning (“HVAC”), home appliance and construction industries. Finally, the Company processes flat-rolled steel for a number of primary steel producers.

The Company’s largest customer is General Motors. The Company has been working with General Motors for more than 20 years and operates a vendor managed program to supply blanks, which includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and, over the past five years, supplying engineered welded blanks. The acquisition of MTD Automotive in November 1999 established Ford Motor Company (“Ford”) as another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies.

In fiscal 2003, General Motors and Ford accounted for approximately 33.5% and 13.6% of the Company’s revenues, respectively.

Sales and Marketing

The Company operates a sales and technical center in Auburn Hills, Michigan, which is in close proximity to its automotive customers. The sales and marketing organization is structured to efficiently service all of the Company’s key customers and directly market the Company’s automotive and steel processing products and services. The sales force is organized to enable the Company to target sales and marketing efforts at three distinct types of customers, which include OEM customers, Tier I suppliers and steel consumers and producers.

The Company’s engineering staff at the Auburn Hills location provides total program management, technical assistance and advanced product development support to customers during the product development stage of new vehicle design.

Operations and Engineering

The Company operates ten manufacturing facilities in the United States of America and one manufacturing facility in Mexico, along with two technical centers in Auburn Hills, Michigan and Valley City, Ohio that coordinate advanced product and process development and applications with its customers and its manufacturing facilities. The Company’s manufacturing facilities and technical centers are strategically located close to its customers’ engineering organizations and fabricating-assembly plants. Each facility of the Company is focused on meeting the business strategy of the Company by optimizing its performance in quality, cost and delivery.

Raw Materials

The basic materials required for the Company’s operations are hot-rolled, cold-rolled and coated steel. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers’ steel buying programs. Under these programs, the Company purchases steel at the steel price that the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the steel processing products and services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

Competition

Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and DaimlerChrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assemblies business are AZ Automotive Corp., Cosma, a division of Magna International, Inc., Oxford Automotive, Inc. and Tower Automotive. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities. Competitors for engineered welded blanks include Noble International, Ltd., TWB Co, LLC, Olympic Steel, Inc., Powerlaser Ltd., Procoil and Laser Welding International, Inc. The significant areas of competition with these companies are product quality, price, delivery, location and engineering capabilities.

Employees

As of December 31, 2003, the Company had approximately 2,450 employees. The employees at four of the subsidiaries, an aggregate of approximately 715 employees, are covered by four collective bargaining agreements that are due to expire in May 2004, May 2005, August 2005 and June 2006.

The contract that expires in May 2004 covers 274 employees and contract negotiations have begun. Discussions at this time however, are preliminary and a contract settlement has not been reached.

Backlog

A significant portion of the Company’s business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered technically firm. Accordingly, backlog is not a meaningful indicator of future performance.

Seasonality

The Company typically experiences decreased revenue and operating income during its first fiscal quarter of each year, usually resulting from generally lower overall automobile production during November and December. The Company’s revenues and operating income in its third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers’ shutdowns and new model changeovers of production lines.

Environmental Matters

The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.

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

ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its impact on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. As of October 31, 2003, all of the Company’s facilities are ISO 14001 certified. The Company is currently undergoing the certification process for the latest and highest international quality standard for the automotive industry, ISO/TS 16949:2002. The Company believes this certification will be a requirement for doing business in the future in the automotive market. Currently, two of the Company’s eleven manufacturing facilities have achieved ISO/TS 16949:2002 certification. An additional five sites have completed third-party registration audits and are conditionally approved. The remaining plants will begin the certification process in the near future.

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

Segment and Geographic Information

The Company conducts its business and reports its information as one operating segment—Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker as he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for their consideration and advice. Furthermore, the Company is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry. Certain manufacturing locations that produce products for automotive customers also perform toll processing for automotive customers. Financial information is reviewed by management and the Board of Directors at the consolidated level.

Revenues from the Company’s foreign subsidiary were $46.7 million, $47.3 million and $40.1 million for fiscal years 2003, 2002 and 2001, respectively. These revenues represent 8% of total revenues for fiscal years 2003 and 2002 and 6% for fiscal year 2001. Long-lived assets consist of net property, plant and equipment and net goodwill. Long-lived assets of the Company’s foreign subsidiary totaled $21.8 million and $22.5 million at October 31, 2003 and 2002, respectively. The consolidated long-lived assets of the Company totaled $277.6 million and $291.3 million at October 31, 2003 and 2002, respectively.

Item 2.    Properties

The Company is a Delaware holding company that has sixteen wholly owned subsidiaries located in Ohio, Michigan, Georgia, Tennessee and Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company’s facilities, all of which are owned (except for its Auburn Hills, Michigan and Parma, Ohio facilities), are as follows:

Subsidiary	Facility Name	Location	Square Footage		Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000		1955	Blanking/Tool and Die Production

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	254,000		1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	232,000		2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000	(1)	1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000		1990	Other Steel Processing

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	250,000		1999	Complex Stamping and Modular Assembly

Shiloh Automotive, Inc.	Cleveland Manufacturing	Parma, Ohio	342,000	(2)	1999	Complex Stamping and Modular Assembly/ Administration

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000		1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000		1996	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Auburn Hills	Auburn Hills, Michigan	26,000	(3)	2000	Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500		1998	Blanking/Engineered Welded Blanks

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000		2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000		2000	Engineered Welded Blanks

(1)	This facility is currently leased to VCS LLC and is encumbered by a mortgage as a result of debt incurred by VCS LLC. VCS LLC filed for bankruptcy on November 27, 2002.
(2)	The Parma facility is leased to the Company by MTD Products.
(3)	The Auburn Hills facility is leased to the Company.

Item 3.    Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Item 4A.    Executive Officers of the Company

The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Products Inc, a privately-held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 64 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. From January 2001 to January 2002, he served as President of Strategic Partners International, LLC, a management consulting firm. From November 1999 to December 2000, Mr. Zampetis independently conducted research and performed certain consulting services. Previously, he had worked for 27 years at The Standard Products Company, a manufacturer of rubber and plastic parts principally for automotive original equipment manufacturers, where he held various positions including President and Chief Operating Officer of World Wide Operations from 1991 to 1999, at which point Standard Products was sold to Cooper Tire. Mr. Zampetis is 58 years old.

Stephen E. Graham, Chief Financial Officer.    Mr. Graham was named Chief Financial Officer in October 2001. From February 2000 to October 2001, Mr. Graham served as Executive Vice President and Chief Financial Officer of Republic Technologies International, a steel manufacturing company that filed for bankruptcy in April 2001. From May 1996 to February 2000, Mr. Graham served as Vice President and Chief Financial Officer of Dura Automotive, a Tier I automotive supplier. Mr. Graham is 46 years old.

James F. Keys, Senior Vice President of Advanced Technology/Sales and Marketing.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. From January 2001 to May 2002, Mr. Keys served as Senior Partner of Strategic Partners International, LLC, a management consulting firm. Mr. Keys was self-employed during calendar year 2000. Mr. Keys worked for The Standard Products Company from 1971 through 1999, at which point Standard Products was sold to Cooper Tire. During 1999, Mr. Keys served as Executive Vice President of Research and Advanced Technology—Worldwide for Standard Products. From 1996 to 1999, Mr. Keys served as Executive Vice President—International Operations. Mr. Keys is 50 years old.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SHLO.” On January 20, 2004, the closing price for the Company’s Common Stock was $8.71 per share.

The Company’s Common Stock commenced trading on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2003 and 2002.

	2003		2002
Quarter	High	Low	High	Low
1st	$2.80	$1.87	$2.14	$1.50
2nd	$2.29	$1.45	$2.98	$1.05
3rd	$3.75	$1.74	$2.79	$2.17
4th	$5.15	$3.02	$2.75	$1.73

As of the close of business on January 20, 2004, there were 172 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in April 1993. The Company currently intends to retain earnings and does not anticipate paying dividends in the foreseeable future. Furthermore, the Company’s new credit facility entered in January 2004 restricts the payment of any cash dividends.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2003 are derived from the audited consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended October 31,
(Dollars in thousands, except per share)	2003	2002	2001	2000	1999
STATEMENTS OF OPERATIONS DATA:
Revenues	$584,298	$625,577	$662,447	$630,762	$354,220

Operating income (loss)	$21,345	$(6,897)	$(29,313)	$(8,067)	$29,831

Income (loss) before cumulative effect of accounting change	$5,576	$(26,756)	$(35,482)	$(13,031)	$14,265
Cumulative effect of accounting change	(1,963)	—	—	—	—

Net income (loss)	$3,613	$(26,756)	$(35,482)	$(13,031)	$14,265

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.35	$(1.81)	$(2.40)	$(.91)	$1.09
Cumulative effect of accounting change	(0.13)	—	—	—	—

Net income (loss)	$0.22	$(1.81)	$(2.40)	$(.91)	$1.09

Basic weighted average number of common shares	15,246	14,887	14,798	14,290	13,081

Diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.35	$(1.81)	$(2.40)	$(.91)	$1.09
Cumulative effect of accounting change	(0.13)	—	—	—	—

Net income (loss)	$0.22	$(1.81)	$(2.40)	$(.91)	$1.09

Diluted weighted average number of common shares	15,482	14,887	14,798	14,290	13,085

OTHER DATA:
Capital expenditures	$22,123	$16,964	$41,172	$66,191	$58,417
Depreciation and amortization	29,590	29,050	28,164	23,819	18,304

BALANCE SHEET DATA:
Working capital (deficit)	$(15,067)	$45,287	$87,029	$138,963	$85,011
Total assets	388,772	448,355	529,460	572,107	425,419
Total long-term debt	137,838	209,955	268,545	251,545	171,450
Other long-term obligations	13,589	18,999	33,032	30,979	25,750
Stockholders’ equity	111,155	107,650	131,687	178,996	177,827

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Sustainable Business Model

The following narrative, which includes, among other things, a description of the results of operations of the Company for fiscal 2003 compared to fiscal 2002 and fiscal 2002 compared to fiscal 2001, reports significant variations and improvements in the Company’s recent results. These results are the outcome of instituting a new sustainable business model for the Company built upon the concepts of process characterization and process optimization throughout the organization. The objective of instituting these concepts was to stabilize the Company and to achieve quality and productivity improvements in all processes of the Company, including plant operations as well as administrative functions. Since inception of the new business model in mid-year of fiscal 2002, the Company has been exiting unprofitable and non-strategic businesses and has achieved manufacturing cost reductions, launched new products, improved gross margins and reduced administrative costs. These efforts have led to improved working capital management and reduced cash requirements as well as contributed to positive cash generation and debt reduction.

The application of the Company’s sustainable business model continues to be the focus of the Company’s management for fiscal 2004. During fiscal 2003, once stabilized, the Company began the process of renewal, capitalizing on its key capabilities. Fiscal 2004 begins with the renewal phase continuing and leading to an emphasis on profitable growth during 2004 and beyond. As noted below under “Forward-Looking Statements,” the future success of the Company depends upon, among other factors, continuing to successfully institute this strategic initiative.

General

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At October 31, 2003, the Company’s blanking and engineered welded blank facilities were operating at approximately 70% capacity while the stamping and assembly facilities were operating at approximately 50% capacity. For purposes of this discussion, capacity represents 20 working hours per day and five days per week.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel program. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including capacity restraints and the weakening of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations results in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Revenue Recognition.    Except for tooling contracts, the Company recognizes revenue once it is realized and earned which occurs once product has been shipped in accordance with arrangements with the customer and billing is rendered at selling prices. The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenue and contract costs indicate a loss.

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

Long-lived Assets.    The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could cause an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Pension and Other Post-retirement Costs and Liabilities.    Pension and other post-retirement costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected salary increases and expected return on assets, all of which are evaluated monthly and adjusted at least annually. The discount rate assumption is related to long-term high quality bond rates. The projected salary increase assumption is based on recent trends in wages and salary increases. The assumption concerning the expected return on assets for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. The return on assets assumption is subject to change depending upon the future asset mix of the portfolio. The discount rates and expected return on plan assets used by the Company were as follows:

	Pension Benefits		Other Post Retirement Benefits
Weighted-average assumptions as of October 31:	2003	2002	2003	2002
Discount rate	6.25%	7.00%	6.25%	7.00%
Expected return on plan assets	7.25-8.00%	9.00%	—	—

Taxes.    The Company is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from different treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Future taxable income and ongoing tax planning strategies are considered when assessing the need for the valuation allowance. Increases in the valuation allowance usually result in additional expense to be reflected within the tax provision in the consolidated financial statements.

Goodwill.    The Company completed its transitional Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), impairment review at November 1, 2002. This review resulted in a non-cash impairment charge of approximately $3,021, which represented the entire amount of the Company’s goodwill. The Company’s SFAS No. 142 evaluations utilized assumptions and projections management believes to be reasonable and supportable and that reflect management’s best estimate of projected future cash flows.

Results of Operations

Year Ended October 31, 2003 Compared to Year Ended October 31, 2002

Revenues.    Sales for fiscal 2003 were $584,298 compared to sales of $625,577 for fiscal 2002, a decrease of $41,279, or 6.6%. For fiscal 2003, the decline in sales was partially due to reduced automobile and light truck production and customer insourcing and balancing-out of old programs in engineered products. These factors accounted for approximately $26,000 of the sales decline. The remainder of the sales decline of approximately $15,300 was the result of a decrease in tooling sales and the absence of sales in fiscal 2003 of business units of the Company that were closed during a portion of fiscal 2002.

Gross Profit.    Gross profit for fiscal 2003 was $57,518, an increase of $11,164 over the gross profit of fiscal 2002. As a percentage of sales, gross profit in fiscal 2003 was 9.8% compared to 7.4% in fiscal 2002, an improvement of 2.4 percentage points. Overall, material costs related to the decline in sales decreased by $23,990 from the fiscal 2002 levels. This decrease was partially offset by a $1,238 increase in material costs due to the effect of increasing material content of the fiscal year 2003 sales. Manufacturing expenses in fiscal 2003 were $185,838 compared to $215,636 in fiscal 2002, a decrease of $29,798. Of this amount, $4,588 related to the manufacturing expenses of the business units of the Company that were operating for a portion of fiscal 2002 before their closure. The remainder of the decline in manufacturing expenses relates to the improved manufacturing process efficiencies and productivity, improved quality resulting in reduced waste costs and cost control throughout the Company’s manufacturing plants. Waste costs, which are classified as manufacturing expenses and which include scrap, rework, overtime, excess transportation and customer chargebacks, declined by $7,400 from fiscal 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $36,173, or 6.2% of fiscal 2003 sales, compared to $43,806, or 7.0% of sales, a decrease of $7,633. Of the decrease, $1,106 was due to the absence of expenses in fiscal 2003 related to those business units of the Company that were operating for a portion of fiscal 2002. The remainder of the decreased expenses was caused by reduced personnel and related benefits and travel costs of approximately $1,400, year-end adjustments in fiscal 2002 for pension plan curtailment expenses of $1,560, provision for bad debt recorded in 2002 of $1,320 and reduced spending levels of $2,247.

Other.    Fiscal year 2002 included charges of $8,561 and $884 for asset impairment and restructuring. Similar charges were not incurred in fiscal 2003. These charges related to the bankruptcy of an entity in which the Company owns a minority interest, Valley City Steel, LLC (“VCS LLC”), resulting in impairment of assets of that entity, recoveries of the impaired assets of several closed business units and corporate restructuring costs. See fiscal 2002 compared to fiscal 2001 and Note 4 to the consolidated financial statements for further discussion of the impairment and restructuring charges.

Interest expense for fiscal 2003 was $11,792 compared to $17,237 a year ago, an improvement of $5,445. The Company’s weighted average interest rate on borrowed funds was 5.02% for fiscal 2003 versus 5.82% for fiscal 2002. The improved effective interest rate and a lower level of borrowed funds during fiscal 2003 compared to fiscal 2002 combined to result in the lower level of interest expense. In addition, fiscal 2002 included a charge of $952 to recognize the accelerated amortization of deferred financing costs resulting from the amendment of the Company’s former revolving credit facility, which shortened the term of the loan.

Other (expense) income was expense of $207 in fiscal 2003 compared to income of $272 in fiscal 2002. The expense in 2003 represented losses on disposal of several fixed assets, while income in fiscal 2002 was the result of the aggregate impact of several individually insignificant transactions. In fiscal 2002, the Company recorded a loss of $12,468 related to the Company’s investment in VCS LLC. VCS LLC filed for bankruptcy and the Company recorded its share of the resulting losses as equity in net losses of minority owned company.

The provision for income taxes in fiscal 2003 was $3,898 on pre-tax income of $9,474 before considering the cumulative effect of an accounting change for an effective tax rate of 41.1%. The benefit for income taxes in fiscal 2002 was $9,459 on a pre-tax loss of $36,215 for an effective tax rate of 26.1%. Compared to the prior year, the effective tax rate in fiscal 2003 was closer to the expected statutory rate. Fiscal 2003 excludes transactions such as the VCS LLC loss for which no tax benefit was claimed on the capital loss portion.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 142. The Company recorded a charge of $3,021 to record the impairment of goodwill associated with a division of the Company. The related tax benefit of the charge was $1,058 resulting in an after tax expense of $1,963.

Net Income (Loss).    The net income for fiscal 2003 of $3,613 was $30,369 more than the net loss of $26,756 for the comparable period in fiscal 2002. The increase in the net income was the result of the factors described above.

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Revenues.    Sales for fiscal 2002 were $625,577 compared to $662,447 for fiscal 2001, a decrease of $36,870, or 5.6%. The decrease in revenues was primarily due to the loss of revenue as a result of the Valley City Steel transaction in July 2001 and the closure of the Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of fiscal 2002. Partially offsetting the decrease in revenues, scrap revenue increased approximately $1,800 for fiscal 2002 as a result of an increase in the average scrap price per gross ton.

Gross Profit.    Gross profit for fiscal 2002 was $46,354, an increase of $12,830 over the gross profit of fiscal 2001. As a percent of sales, gross profit increased to 7.4% in 2002 from 5.1% in fiscal 2001, an improvement of 2.3 percentage points. Improvements in operational efficiencies at the Company’s engineered welded blanking operations resulted in increased gross margins in fiscal 2002 of approximately $10,000. An emphasis on cost reduction and cost control in fiscal year 2002 at other facilities also contributed to the increased gross profit. The increase in gross profit was partially offset during fiscal 2002 as a result of $2,569 pension plan curtailment charge resulting from the Company’s optimization program. Through process characterization and process optimization, the Company planned to reduce the number of hourly employees at two of its divisions by approximately 300 in the aggregate, which resulted in the fiscal 2002 curtailment charge.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $43,806, or 7.0% of fiscal 2002 sales, compared to $63,344, or 9.6% of fiscal 2001 sales, a decrease of $19,538 between years. The decrease in both dollars and percentage was primarily the result of reductions in personnel and related benefit costs as well as reductions resulting from the Valley City Steel transaction in July of 2001 and the closure of the Romulus Blanking Division, Wellington Die Division and Canton Die Division during the first quarter of fiscal 2002. Additionally, the Company had an approximate $6,700 reduction in bad debt charges during fiscal 2002 as compared to fiscal 2001. The reductions in personnel, benefit costs and bad debt expenses were offset by a $1,619 pension plan curtailment charge during fiscal year 2002 related to corporate and administrative personnel resulting from the Company’s optimization program and related to administrative personnel.

Other.    The Company recognized an asset impairment charge of $8,561 in fiscal 2002 compared to a recovery of $1,918 for fiscal 2001. The fiscal 2002 impairment charge resulted from a $10,024 charge for land and building that is owned by the Company and leased to VCS LLC, a joint venture between the Company and Viking that filed for bankruptcy in November 2002. The land and building were encumbered by debt owed by VCS LLC. This loss was partially offset by recoveries on the sale of the land, building and certain other assets of Romulus Blanking Division for $1,285 and recovery of $178 on Wellington Die Division. The fiscal 2001 asset impairment recovery resulted from an $11,709 reversal of the estimated loss associated with the sale of assets of Valley City Steel being held for sale, offset by asset impairment charges of $5,801, $2,161, $1,493 and $336, respectively, resulting from the closings of Romulus Blanking Division, Wellington Die Division, Canton Die Division and Utica Tool & Die Division. In addition, a restructuring charge of $884 and $1,411 for fiscal 2002 and 2001, respectively, was recognized. The fiscal 2002 charge was primarily the result of salaried workforce reductions while the fiscal 2001 restructuring charge resulted from the closings of Romulus Blanking Division, Wellington Die Division, C&H and Canton Die Division and severance expenses related to a salaried workforce reduction.

Interest expense decreased to $17,237 in fiscal 2002 from $21,186 for the comparable period in fiscal 2001, an improvement of $3,949. The Company’s weighted average interest rate on borrowed funds was 5.82% for fiscal 2002 versus 7.56% for fiscal 2001. The improved effective interest rate and a lower level of borrowed funds during fiscal 2002 compared to fiscal 2001 have combined to result in the lower level of interest expense. This decrease was partially offset by a $952 charge during fiscal 2002 to recognize the accelerated amortization of deferred financing costs as a result of an amendment to the Company’s former revolving credit facility, which shortened the term of the loan. Interest expense of approximately $1,200 relating to expansion of Ohio Welded Blank Division, the addition of Saltillo Welded Blank Division facility and new equipment at Dickson Manufacturing Division was capitalized in fiscal 2001. Capitalized interest for fiscal 2002 was approximately $300.

Other income was $272 for fiscal 2002 compared to other expense of $2,369 in fiscal 2001 due primarily to the loss on sale of assets at Wellington Die Division and C&H Design Company in fiscal 2001. In fiscal 2002, the Company recorded a loss of $12,468 related to the Company’s losses in an affiliated investment in which the Company owned a minority position. There were minimal equity earnings during fiscal 2001 because Valley City Steel was a consolidated subsidiary of the Company through July 31, 2001.

The income tax benefit was $9,459 in fiscal 2002 compared to $17,271 in fiscal 2001, representing effective tax rates of 26.1% and 32.7%, respectively. The decrease in the effective tax rate was primarily due to the valuation allowances associated with the VCS LLC charges.

Net Loss.    The net loss for fiscal 2002 of $26,756 was $8,726 less than the net loss of $35,482 for the comparable period in fiscal 2001. The decrease in the net loss was the result of the factors described above.

Liquidity And Capital Resources

At October 31, 2003, funds borrowed under the Company’s former revolving credit facility were $148,600, a decline of $60,500 since October 31, 2002. The Company was in compliance with its covenants under the revolving credit facility as of October 31, 2003. The interest rate under the former facility at October 31, 2003 and 2002 was 4.375% and 5.813%, respectively.

On January 15, 2004, the Company entered a new Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders. The proceeds of the Credit Agreement were used to repay the borrowings of the former revolving credit facility and to fund the fees and related expenses of the new Credit Agreement. As a result, borrowings outstanding at October 31, 2003 were reclassified to reflect current and long-term obligations in accordance with the terms of the new Credit Agreement. Accordingly, at October 31, 2003, current assets were $111,123 and current liabilities were $126,190 and the working capital deficit was $15,067. At October 31, 2003, total debt was $149,975 and total equity was $111,155, resulting in a capitalization rate of 57% debt, 43% equity.

The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009.

The Credit Agreement requires the Company to observe several financial covenants. At the closing date of the Credit Agreement, the covenants require a minimum fixed coverage ratio of 1.25 to 1.0, a maximum leverage ratio of 3.75 to 1.0 and a minimum net worth of $95,000. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets.

Borrowings under the revolving credit facility must be repaid in full in January 2007. The $50,000 term loan must be repaid, beginning in June 2004, with semi-annual installments of $250, with a payment in full due in January 2009. The $75,000 term loan must be repaid in quarterly installments beginning March 2004 with payment in full due in January 2009. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. The Company is required to make mandatory prepayments under certain conditions equal to 50% of excess cash flow, as defined in the Credit Agreement.

The Credit Agreement specifies that upon the occurrence of an event or condition that the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement deem to have a material adverse effect on the business or operations of the Company, the borrowings outstanding at the time become due and payable. However, the Company does not anticipate at this time any change in business conditions or operations that could be deemed as a material adverse change under the Credit Agreement.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2004	$11,125	$1,012	$12,137
2005	15,750	103	15,853
2006	16,750	105	16,855
2007	41,350	107	41,457
2008	13,125	48	13,173
2009	50,500	—	50,500

Total	$148,600	$1,375	$149,975

Net cash provided by operating activities for fiscal 2003 was $71,100 as compared to $48,461 for fiscal 2002. Net cash provided by operating activities has historically been used by the Company to fund a portion of its capital expenditures and was used in fiscal years 2003 and 2002 to reduce debt. In fiscal 2003, as a result of the Company’s focus on accounts receivable collections and reductions of inventory levels, funds provided by accounts receivable reductions were $12,241 and funds provided by lower inventory levels were $24,005. In fiscal 2002, accounts receivable reductions were $14,184 while inventory increases were $3,626. Payables and other liabilities reduced cash flow from operations by $13,088 during fiscal 2003, and were primarily related to the pension funding requirements paid during the year. Additional cash flow from operations was realized in fiscal 2003 from the increase in accrued income taxes and the receipt of income tax refunds during the year. During fiscal 2002, minimal cash flow was provided by the increase in payables and other liabilities while accrued income taxes decreased because of the Company’s losses for fiscal 2002, which resulted in decreased cash flow for the year.

Net cash used in investing activities for fiscal 2003 was $20,854 compared to net cash provided by investing activities of $4,618 for the comparable period in fiscal 2002. The sales of several businesses in fiscal 2002 generated funds of $20,508 and these funds were offset by capital expenditures of $16,964. Fiscal 2003 capital expenditures of $22,123 were within the limits of restriction on capital expenditures specified in the former credit agreement.

Net cash used in financing activities was $51,476 in fiscal 2003 compared to $56,006 in fiscal 2002. During both fiscal 2003 and fiscal 2002, the Company used excess cash primarily to reduce borrowings under the former credit agreement.

The Company’s estimated capital expenditures for fiscal 2004 are approximately $20,000. The capital expenditures in fiscal 2004 are anticipated to be primarily for support of new business, expected increases in existing business and enhancements of productivity.

As a result of the poor return on plan assets, actuarial performance assumptions and curtailments of the Company’s defined benefit plans in fiscal years 2000, 2001 and 2002, the Company estimates its minimum pension funding requirement to be approximately $10,000 during fiscal 2004, a decrease of approximately $7,000 from the amount funded in fiscal 2003. There can be no assurance that the Company will have the funds necessary to meet such pension funding requirement or that the minimum pension funding requirement will not exceed $10,000.

The Company believes that it has sufficient resources available under the Credit Agreement to meet its cash requirements through October 31, 2004, including capital expenditures, pension obligations and scheduled repayments of $11,125 in the aggregate under the Credit Agreement in accordance with the repayment terms. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined and thereby result in declaring borrowed amounts as immediately due and payable. See Note 9 to the consolidated financial statements for further details. The Company believes that continued emphasis on working capital management including collection efforts applied to accounts receivable and achieving proper inventory levels will contribute funds from operating activities.

The Company from time to time is involved in various stages of discussion or negotiation regarding other acquisitions, dispositions and other such transactions and strategic alternatives. There is no assurance that any such sale or other strategic alternative will be consummated.

The Company has $6,529 of commitments for capital expenditures as of October 31, 2003. At October 31, 2003, the Company had commitments under non-cancelable operating leases aggregating $29,323 and $462 under capital lease obligations.

The following table reflects the Company’s contractual obligations and commercial commitments as of October 31, 2003. Commercial commitments include standby letters of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by the Company.

Contractual Obligations and Commitments

(amounts in thousands)

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Insurance broker financing agreement	$453	$453	$—	$—	$—
Revolving credit facility	148,600	11,125	32,500	54,475	50,500

Promissory notes to related parties	460	460	—	—	—
Purchase obligations	1,299	1,107	192	—	—
Capital leases	462	99	208	155	—
Operating leases	29,323	7,207	10,346	6,317	5,453
Other long-term obligations	13,589	—	13,589	—	—

Total contractual obligations	$194,186	$20,451	$56,835	$60,947	$55,953

Capital expenditure commitments	$6,529	$6,529	$—	$—	$—
Letters of credit	5,173	5,173	—	—	—

Total commitments	$11,702	$11,702	$—	$—	$—

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Standards

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company’s financial statements.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003)” (“FIN No. 46R”), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company’s financial statements or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”), was issued. The interpretation requires that upon issuance of a guarantee, the company must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified by the Company after December 31, 2002. The Company has certain indemnification clauses within its credit agreement and certain lease agreements that are considered to be guarantees within the scope of FIN No. 45. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

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

Forward-looking Statements

Certain statements made by Shiloh Industries, Inc. in this Annual Report on Form 10-K regarding the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales or earnings expectations, cost savings, awarded sales, volume growth, earnings or a general belief in the Company’s expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management’s assumptions and estimations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities including increased costs, reduced production or other factors; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the occurrence of any event or condition that may be deemed a material adverse effect under the Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges, and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Shiloh does not intend or undertake any obligation to update any forward-looking statements. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Annual Report on Form 10-K. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of October 31, 2003, the Company had $148,600 outstanding under its former revolving credit facility. Based on October 31, 2003 debt levels, a 0.5% change in interest rates would impact interest expense by approximately $954 annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. There were no foreign currency forward exchange contracts outstanding at October 31, 2003. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 8.    Financial Statements and Supplementary Data

The following Financial Statement Schedule for the three years ended October 31, 2003 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	57

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective November 1, 2002.

Cleveland, Ohio

January 22, 2004

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31,
	2003	2002
ASSETS:
Cash and cash equivalents	$558	$1,788
Accounts receivable, net	64,224	75,811
Related party accounts receivable	3,362	5,353
Income tax receivable	—	5,698
Inventories, net	38,150	62,155
Deferred income taxes	2,137	3,446
Prepaid expenses	2,692	2,787

Total current assets	111,123	157,038

Property, plant and equipment, net	272,342	281,620
Goodwill, net	—	3,021
Other assets	5,307	6,676

Total assets	$388,772	$448,355

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$12,137	$565
Accounts payable	84,156	79,057
Accrued income taxes	977	—
Other accrued expenses	28,920	32,129

Total current liabilities	126,190	111,751

Long-term debt	137,838	209,955
Deferred income taxes	901	448
Long-term benefit liabilities	11,262	16,262
Other liabilities	1,426	2,289

Total liabilities	277,617	340,705

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; 42,780 shares issued and outstanding at October 31, 2003 and 2002	1	1
Preferred stock paid-in capital	4,044	4,044
Common stock, par value $.01 per share; 25,000,000 shares authorized; 15,210,250 and 14,798,094 shares issued and outstanding at October 31, 2003 and 2002, respectively	152	148
Common stock paid-in capital	56,686	56,583
Retained earnings	66,640	63,027
Unearned compensation	(553)	(1,084)
Accumulated other comprehensive loss:
Minimum pension liability	(15,871)	(15,067)
Unrealized holding gain (loss)	56	(2)

Total stockholders’ equity	111,155	107,650

Total liabilities and stockholders’ equity	$388,772	$448,355

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended October 31,
	2003	2002	2001
Revenues	$584,298	$625,577	$662,447
Cost of sales	526,780	579,223	628,923

Gross profit	57,518	46,354	33,524
Selling, general and administrative expenses	36,173	43,806	63,344
Asset impairment charges (recovery)	—	8,561	(1,918)
Restructuring charges	—	884	1,411

Operating income (loss)	21,345	(6,897)	(29,313)
Interest expense	11,792	17,237	21,186
Interest income	128	115	94
Other (expense) income, net	(207)	272	(2,369)

Income (loss) before equity in net (losses) earnings of minority owned company and income taxes	9,474	(23,747)	(52,774)
Equity in net (losses) earnings of minority owned company	—	(12,468)	21

Income (loss) before income taxes and cumulative effect of accounting change	9,474	(36,215)	(52,753)
Provision (benefit) for income taxes	3,898	(9,459)	(17,271)

Income (loss) before cumulative effect of accounting change	5,576	(26,756)	(35,482)
Cumulative effect of accounting change, net of income tax benefit of $1,058	(1,963)	—	—

Net income (loss)	$3,613	$(26,756)	$(35,482)

Earnings (loss) per share:
Basic earnings (loss) per share available to common stockholders before cumulative effect of accounting change	$0.35	$(1.81)	$(2.40)
Cumulative effect of accounting change per share	(0.13)	—	—

Basic earnings (loss) per share	$0.22	$(1.81)	$(2.40)

Weighted average number of common shares	15,246	14,887	14,798

Diluted earnings (loss) per share available to common stockholders before cumulative effect of accounting change per share	$0.35	$(1.81)	$(2.40)
Cumulative effect of accounting change per share	(0.13)	—	—

Diluted earnings (loss) per share	$0.22	$(1.81)	$(2.40)

Weighted average number of common shares	15,482	14,887	14,798

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended October 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,613	$(26,756)	$(35,482)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,590	29,050	28,164
Amortization of unearned compensation	531	446	—
Cumulative effect of change in accounting	1,963	—	—
Asset impairment charges (recovery)	—	8,561	(1,918)
Equity in net losses (earnings) of minority owned company	—	12,468	(21)
Non-cash restructuring charges	—	(234)	907
Deferred income taxes	3,566	11,068	(12,920)
Loss on sale of assets	540	556	1,814
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	12,241	14,184	33,377
Inventories	24,005	(3,626)	13,791
Prepaids and other assets	1,464	7,155	3,273
Payables and other liabilities	(13,088)	190	(25,395)
Accrued income taxes	6,675	(4,601)	(1,393)

Net cash provided by operating activities	71,100	48,461	4,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,123)	(16,964)	(41,172)
Proceeds from sale of assets	50	20,508	16,167
Purchase of investment securities	(253)	(252)	—
Acquisitions, net of cash	1,472	1,326	6,299

Net cash (used in) provided by investing activities	(20,854)	4,618	(18,706)

CASH FLOWS FROM FINANCING ACTIVATES:
Proceeds from short-term borrowings	829	703	—
Repayments of short-term borrowings	(843)	(236)	—
Payment of capital lease	(31)	—	—
Decrease (increase) in overdraft balances	9,052	(120)	1,880
Proceeds from borrowings under the Credit Agreement	49,100	233,860	359,900
Repayments of borrowings under the Credit Agreement	(109,600)	(288,800)	(342,900)
Proceeds from exercise of stock options	107	—	—
Payment of deferred financing costs	(90)	(1,413)	(829)

Net cash (used in) provided by financing activities	(51,476)	(56,006)	18,051

Net (decrease) increase in cash and cash equivalents	(1,230)	(2,927)	3,542
Cash and cash equivalents at beginning of year	1,788	4,715	1,173

Cash and cash equivalents at end of year	$558	$1,788	$4,715

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Preferred Stock ($.01 Par Value)	Preferred Stock Paid- In Capital	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
October 31, 2000	$—	$—	$148	$53,924	$125,265	$—	$(341)	$178,996
Net loss	—	—	—	—	(35,482)	—	—	(35,482)
Minimum pension liability, net of tax of $7,367	—	—	—	—	—	—	(11,827)	(11,827)

Comprehensive loss	—	—	—	—	—	—	—	(47,309)

October 31, 2001	—	—	148	53,924	89,783	—	(12,168)	131,687
Net loss	—	—	—	—	(26,756)	—	—	(26,756)
Minimum pension liability, net of tax of $1,807	—	—	—	—	—	—	(2,899)	(2,899)
Unrealized holding loss	—	—	—	—	—	—	(2)	(2)

Comprehensive loss	—	—	—	—	—	—	—	(29,657)
Issuance of preferred shares	1	4,044	—	—	—	—	—	4,045
Related party transactions with MTD Products Inc, net of tax of $782	—	—	—	1,129	—	—	—	1,129
Unearned compensation	—	—	—	1,530	—	(1,084)	—	446

October 31, 2002	1	4,044	148	56,583	63,027	(1,084)	(15,069)	107,650
Net income	—	—	—	—	3,613	—	—	3,613
Minimum pension liability, net of tax of $501	—	—	—	—	—	—	(804)	(804)
Unrealized holding gain	—	—	—	—	—	—	58	58

Comprehensive income	—	—	—	—	—	—	—	2,867
Exercise of stock options	—	—	1	106	—	—	—	107
Issuance of common stock in connection with unearned compensation	—	—	3	(3)	—	—	—	—
Unearned compensation	—	—	—	—	—	531	—	531

October 31, 2003	$1	$4,044	$152	$56,686	$66,640	$(553)	$(15,815)	$111,155

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly owned and majority-owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.

Revenue Recognition

Except for tooling contracts, the Company recognizes revenue once it is realized and earned which occurs once product has been shipped in accordance with arrangements with the customer and billing is rendered at selling prices. The Company recognizes revenue on tooling contracts when the contract is complete. Losses are provided for when estimates of total contract revenue and contract costs indicate a loss.

The Company’s revenues include revenue from both direct sales as well as toll processing revenue. Toll processing revenue is generated when the Company performs manufacturing operations primarily for automotive customers without acquiring ownership of the material and is recorded on a net basis.

Shipping and Handling Costs

The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue and the costs incurred by the Company for shipping and handling are classified as costs of sales.

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, while major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from five to twelve years for furniture and fixtures and machinery and equipment, fifteen to twenty years for land improvements and thirty to forty years for buildings and their related improvements. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.

Goodwill

Beginning November 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result, the Company recorded a pre-tax charge of $3,021, representing the entire balance of goodwill that was associated with a division of the Company.

Previously, goodwill, which had resulted from the excess of cost over the fair value of net assets of acquired entities, was amortized on a straight-line basis over its expected benefit period of 30 years. During fiscal years 2002 and 2001, goodwill amortization amounted to $131 and $139, respectively. Accumulated amortization was $747 as of October 31, 2002.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Benefit Plans

The Company accrues the cost of defined benefit pension plans, which cover a majority of the Company’s employees in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to a limited number of employees.

Stock-Based Compensation

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

In accordance with the provisions of SFAS No. 148, the Company has elected to continue applying the intrinsic value approach under the APB No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	2003	2002	2001
Net income (loss), as reported	$3,613	$(26,756)	$(35,482)
Less: Cumulative preferred stock dividend, as if declared	(246)	(184)	—
Add back: Stock based compensation expense, net of tax, as reported	313	330	—
Less: Stock based compensation expense, net of tax, pro forma	(467)	(438)	(313)
Pro forma net income (loss)	3,213	(27,048)	(35,795)
Basic net income (loss) per share—as reported	$0.22	$(1.81)	$(2.40)
Basic net income (loss) per share —pro forma	$0.21	$(1.82)	$(2.42)
Diluted net income (loss) per share—as reported	$0.22	$(1.81)	$(2.40)
Diluted net income (loss) per share—pro forma	$0.21	$(1.82)	$(2.42)

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment and Restructuring Charges

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could cause an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Restructuring charges are recorded in accordance with Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” There were no restructuring charges incurred in fiscal 2003.

Comprehensive Income

SFAS No. 130, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) consists of net income (loss), minimum pension liability adjustments and net unrealized holding gains (losses) on available for sale securities and is presented in the consolidated statements of stockholders’ equity.

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2003	2002	2001
Cash paid for:
Interest	$10,103	$15,897	$21,647
Income taxes, net of refunds	$(7,411)	$(15,756)	$920
Non-cash investing and financing activities:
Investment in minority owned company through contributed assets	$—	$—	$12,447
Interest on the note payable	$—	$—	$349
Accounts receivable from purchase business combinations	$—	$1,472	$1,326
Preferred stock issued in a purchase business combination	$—	$4,045	$—
Purchase of assets under capital lease	$—	$493	$—

Concentration of Credit Risk

The Company sells products to customers primarily in the automotive and heavy truck industries. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers’ financial condition. The allowance for non-collection of accounts receivable is based on the expected collectibility of all accounts receivable. Losses have historically been within management’s expectations. The Company does not have

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments with off-balance sheet risk. Refer to Note 16—Business Segment Information for discussion of concentration of revenues.

As of October 31, 2003, the Company had approximately 2,450 employees. The employees at four of its subsidiaries, a total of approximately 715 employees, are covered by four collective bargaining agreements that are due to expire in May 2004, May 2005, August 2005 and June 2006.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. The carrying value of the Company’s debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company has determined that all of its investments associated with the supplemental executive retirement plan are to be classified as available-for-sale. These investments are carried at fair value, with the unrealized gain (loss) reported in other comprehensive income (loss).

As of October 31, 2003 and 2002, the Company had outstanding letters of credit of $5,173 and $3,055, respectively, which approximates fair value.

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The Company enters into agreements to manage certain exposures to fluctuations in foreign currency exchange rates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of October 31, 2003, there were no foreign currency forward exchange contracts outstanding.

Guarantees

The Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”), during fiscal 2003. The Company has certain indemnification clauses within its credit facility and certain lease agreements that are considered to be guarantees within the scope of FIN No. 45. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. Additionally, the Company’s exposure to warranty-related obligations is not material.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based upon current available information. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year presentation.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company’s financial statements.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003)” (“FIN No. 46R”), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company’s financial statements or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”), was issued. The interpretation requires that upon issuance of a guarantee, the company must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified by the Company after December 31, 2002. The Company has certain indemnification clauses within its credit agreement and certain lease agreements that are considered to be guarantees within the scope of FIN No. 45. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued effective for all fiscal years beginning after December 31, 2002 with early application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Goodwill

In accordance with SFAS No. 142, the Company completed a test for goodwill impairment as of November 1, 2002 and determined that the entire goodwill balance was impaired at that date because the carrying value exceeded its fair value. Factors contributing to the indication of goodwill impairment included a low stock price, the poor performance of Canton Manufacturing and an overall decline in the automotive industry. The Company calculated the fair value of the reporting unit using primarily a discounted cash flow approach, which was further supplemented with the market capitalization and earnings multiple valuation approaches. Accordingly, the Company recorded a charge of $1,963, net of a $1,058 income tax benefit, to write-off the goodwill balance as a cumulative effect of a change in accounting principle. Except for the goodwill written off during fiscal 2003 as described in Note 1—Summary of Significant Accounting Policies, the Company does not have any other intangible assets impacted by SFAS No. 142. The following pro forma table reflects the reconciliation of reported net income (loss) and net income (loss) per share of goodwill amortization as though SFAS No. 142 was adopted at the beginning of fiscal 2001:

	Year Ended October 31,
	2003	2002	2001
Net income (loss) before cumulative effect of accounting change	$5,576	$(26,756)	$(35,482)
Cumulative effect of accounting change, net of tax	(1,963)	—	—

Net income (loss)	3,613	(26,756)	(35,482)
Add back: Goodwill amortization, net of tax	—	97	94

Adjusted net income (loss)	$3,613	$(26,659)	$(35,388)

	Year Ended October 31,
	2003	2002	2001
Basic and diluted net income (loss) per share before cumulative effect of accounting change	$0.35	$(1.81)	$(2.40)
Cumulative effect of accounting change, net of tax	(.13)	—	—

Basic and diluted net income (loss) per share	0.22	(1.81)	(2.40)
Add back: Goodwill amortization, net of tax	—	.01	.01

Adjusted basic and diluted net income (loss) per share	$0.22	$(1.80)	$(2.39)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Acquisitions

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

The terms of the purchase agreement included a cash payment, issuance of 892,857 shares of Common Stock and contingently issuable shares of Common Stock. Shiloh issued a note payable of $4,045 and additional shares to compensate for the variation in the market value of Shiloh stock between the purchase date and the conclusion of the contingency period. The purchase price of MTD Automotive was subsequently reduced to reflect certain price concessions and capital expenditure reimbursements.

The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The total cost of net assets acquired was $37,032 and consisted of assets of $50,956 less liabilities assumed of $13,924. This allocation was adjusted in October 2002 and 2001 as the Company settled a contingency set forth in the purchase agreement related to certain price concessions for fiscal 2002 and fiscal 2001. This resolution decreased the purchase price by $1,472 and $1,326 in October 2002 and 2001, respectively, and was recorded by reducing the value originally assigned to fixed assets and establishing an accounts receivable as of October 31, 2002 and 2001. All contingencies set forth in the purchase agreement were resolved as of October 31, 2002. The consolidated statements of operations include the results of operations of MTD Automotive since the date of the acquisition. A summary of the purchase price follows:

Acquisition costs	$1,592
Cash	20,000
Issuance of Common Stock at closing	9,643
Issuance of 824,674 shares of Common Stock at conclusion of contingency period	4,899
Note payable to MTD Products	4,045
Settlement of contingencies and other	(4,618)

Total consideration	$35,561

The $4,045 note payable issued to MTD Automotive and the related interest of $349 on the note through October 31, 2001 were satisfied by issuing to MTD Products 42,780 shares of the Company’s Series A Preferred Stock in accordance with an amendment to the purchase agreement, which was entered into as of December 31, 2001.

Note 4—Asset Impairment Charges (Recovery) and Restructuring Charges

In September 2001, the Company closed the operations of the Romulus Blanking facility. During the fourth quarter ended October 31, 2001, the Company recorded an asset impairment charge of $5,801 to reduce certain assets to their estimated fair value, based on appraisal values. In addition, the Company recorded a restructuring charge of $366 in fiscal 2001 consisting of personnel costs of $163, related to approximately 15 employees, facility closing costs of $91, lease termination costs of $103 and other costs of $9. Approximately $51 remained as accrued restructuring costs at October 31, 2002 and the reserve balance is zero as of October 31, 2003. As of October 31, 2001, the Company had classified $7,500 of real property and certain machinery and equipment as net assets held for sale. These assets were sold in July 2002 for approximately $9,500, resulting in an asset impairment recovery of $1,285. The remaining assets were transferred to other operations within the Company.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 31, 2001, the Company completed the sale of land, building and certain other assets of the Wellington Die Division for $3,581 in cash, resulting in a pre-tax loss of approximately $973. In addition, the Company recorded an asset impairment charge of $2,161 associated with remaining assets of this division and a restructuring charge of $183. During fiscal 2002, $125 of the reserve associated with the plant closure costs was recovered as the costs were less than originally anticipated. As of October 31, 2002, there was no remaining reserve balance. The Company recorded an asset impairment recovery of $178 for its Wellington Die Division during fiscal 2002. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

In October 2000, the Company committed to plans to sell Valley City Steel and recorded an asset impairment charge of $13,874 based on then current offers to purchase the business, net of disposal costs. On July 31, 2001, the Company completed the sale of certain assets and liabilities of Valley City Steel to Viking Steel, LLC (“Viking”) for $12,400. As a result of this sale changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss of $13,874 at October 31, 2000 by $11,709. The resulting pretax loss on the transaction was $2,165. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel, LLC (“VCS LLC”), in which the Company owned a minority interest (49%) in the new entity and Viking owned a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building in which VCS LLC conducts its operations, and leases these facilities to VCS LLC. The land and building leased by VCS LLC and owned by the Company were encumbered as a result of debt incurred by VCS LLC. On October 10, 2002, VCS LLC executed a forebearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The bankruptcy filing resulted in the Company recording, during the fourth quarter of fiscal 2002, a $10,024 asset impairment charge for the land and building that is leased by VCS LLC.

During fiscal 2003, the bankruptcy court granted an order to allow the sale of the assets of VCS LLC to partially satisfy the debts of VCS LLC, which would leave VCS LLC without any assets or operations. As of January 2004, no amounts have been recovered as a result of the asset sales.

After failed attempts to sell Canton Die, in October 2001, the Company closed the operations at this facility during fiscal 2002. Anticipating the sale, the Company recorded an asset impairment charge of $12,824 in fiscal 2000 and during the fourth quarter of fiscal 2001, the Company recorded an additional asset impairment charge of $1,493 and a restructuring charge of $372 associated with the closure. The impairment charge reduced the long-lived assets to estimated fair value. The restructuring charge consisted of personnel costs of $255, which related to approximately 25 employees, and other costs of $117. During fiscal 2002, $715 of Canton Die assets were transferred to other Shiloh locations, and the remaining assets were sold for $4,615, resulting in a minimal impairment recovery. At October 31, 2002, $15 remained accrued and as of October 31, 2003, the reserve balance was zero.

In October 2000, the Company closed C&H Design Company, d.b.a. Utica Tool & Die (“C&H”). During the fourth quarter ended October 31, 2000, the Company recorded an asset impairment charge of $6,539 to reduce certain C&H long-lived assets to estimated fair value based on appraisals. Certain assets were transferred to other Shiloh locations. In addition, during the fourth quarter ended October 31, 2000, the Company recorded a restructuring charge of $1,231 associated with the closure of C&H. The restructuring charge consisted of lease termination costs of $802, facility closing costs of $136, personnel costs of $48, and other costs of $245. In October 2001, the Company adjusted its current estimate of fair value for remaining assets and recorded an additional asset impairment charge of $336.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Together, these five facilities recorded net sales of $200, $7,100 and $52,900 and contributed net operating income (losses) of $257, $(4,000) and $(13,200) for the fiscal years ended October 31, 2003, 2002 and 2001, respectively, net of asset impairments, restructuring charges or recoveries and inter-company sales and expenses.

During the fourth quarter of fiscal 2001, the Company recorded restructuring charges of $490 associated with a reduction in its salaried workforce. During fiscal 2002, the Company recorded an additional $1,009 for workforce reductions. The total number of employees terminated as a result of these restructurings was approximately 50 and 40 in fiscal years 2002 and 2001, respectively. During fiscal year 2003, it was determined that the payments required for restructuring charges were less than originally anticipated and accordingly, $56 was recorded as income.

Payments for accrued restructuring costs aggregated $54, $2,447 and $708 for the years ended October 31, 2003, 2002 and 2001, respectively.

A summary of asset impairment (recovery) and restructuring charges (recoveries) appears below:

	Impairment		Restructuring
	2002	2001	2002	2001
Valley City Steel	$10,024	$(11,709)	$—	$—
Canton Die	—	1,493	—	372
C&H	—	336	—	—
Romulus Blanking	(1,285)	5,801	—	366
Wellington Die	(178)	2,161	(125)	183
Corporate	—	—	1,009	490

Total	$8,561	$(1,918)	$884	$1,411

A summary of the restructuring charges (recoveries) and related reserves of the Company are as follows:

	Severance and Other Employee Costs	Plant Closure and Business Exit Costs	Professional Fees	Other	Total
October 31, 2000	$—	$868	$—	$102	$970
Restructuring charges	908	385	100	18	1,411
Cash payments	(127)	(526)	—	(55)	(708)

October 31, 2001	781	727	100	65	1,673
Restructuring charges (recoveries)	947	(184)	128	(7)	884
Cash payments	(1,676)	(485)	(228)	(58)	(2,447)

October 31, 2002	52	58	—	—	110
Restructuring recoveries	(9)	(47)	—	—	(56)
Cash payments	(43)	(11)	—	—	(54)

October 31, 2003	$—	$—	$—	$—	$—

Note 5—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of provisions for doubtful accounts, in the amount of $1,156 and $1,344 at October 31, 2003 and 2002, respectively.

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Inventories

	October 31, 2003	October 31, 2002
Inventories consist of the following:
Raw materials	$12,712	$25,678
Work-in-process	7,828	4,662
Finished goods	11,100	13,843

Total material	31,640	44,183
Tooling	6,510	17,972

Total inventory	$38,150	$62,155

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,148 and $3,933 at October 31, 2003 and 2002, respectively.

Note 7—Other Assets

	October 31, 2003	October 31, 2002
Other assets consist of the following:
Long-term pension assets	$3,790	$4,207
Deferred financing costs	785	2,110
Investments in rabbi trust	577	252
Other	155	107

Total	$5,307	$6,676

Deferred financing costs are amortized over the term of the debt. During fiscal years 2003, 2002 and 2001, amortization of these costs amounted to $1,390, $1,232 and $551, respectively. Accumulated amortization was $2,407 and $1,017 as of October 31, 2003 and 2002, respectively. During fiscal 2002, the Company recorded additional amortization of $952 as a result of the Company’s February 12, 2002 amendment and restatement to its credit agreement.

Note 8—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31, 2003	October 31, 2002
Land	$8,047	$7,962
Buildings and improvements	98,592	97,789
Machinery and equipment	297,459	281,488
Furniture and fixtures	25,347	25,662
Construction in progress	6,016	5,810

Total, at cost	435,461	418,711
Less: accumulated depreciation	(163,119)	(137,091)

Property, plant and equipment, net	$272,342	$281,620

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $29,585, $28,919 and $27,993 for fiscal years 2003, 2002 and 2001, respectively. During the years ended October 31, 2003, 2002 and 2001, interest capitalized as part of property, plant and equipment was $480, $258 and $1,240, respectively. The Company had commitments for capital expenditures of approximately $6,529 at October 31, 2003. At October 31, 2003, property, plant and equipment included equipment with a cost of $518 and accumulated depreciation of $147 as a result of a capital lease entered into during fiscal year 2002.

Note 9—Financing Arrangements

Debt consists of the following:

	October 31, 2003	October 31, 2002
Credit facility (former JPMorgan Chase Bank revolving credit facility)—interest at 4.375% and 5.813% at October 31, 2003 and 2002, respectively	$148,600	$209,100
Insurance broker financing agreement	453	467
Promissory notes to related parties	460	460
Capital lease debt	462	493

Total debt	149,975	210,520
Less: current debt	12,137	565

Total long-term debt	$137,838	$209,955

The weighted average interest rate of all debt excluding the capital lease debt was 5.02%, 5.82% and 7.56% for fiscal years 2003, 2002 and 2001, respectively.

On January 15, 2004, the Company entered a Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders led by LaSalle National Bank Association as lead arranger and administrative agent, National City Bank as co-lead arranger and syndication agent and KeyBank National Association as documentation agent (see Note 19). At October 31, 2003, funds borrowed under the Company’s former revolving credit facility were $148,600, which was repaid using the new Credit Agreement. The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. Initially, the interest rate for the revolving credit facility is the Base Rate plus 1.50%. The interest rate of the $75,000 term loan is initially at the Base Rate plus 1.75%. The margins for the revolving credit facility and $75,000 term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Credit Agreement. The interest rate of the $50,000 term loan is initially at the Base Rate plus 2.5%. The margin under the $50,000 term loan decreases by 0.5% if the Company’s senior debt ratings are equal to or greater than B1 from Moody’s and B+ from Standard and Poor’s.

Borrowings under the Credit Agreement are collateralized by a first priority secured interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign subsidiaries. Available borrowings under the revolving credit facility are based on a borrowing base formula of 85% of eligible accounts receivable and 55% of eligible inventory, as defined in the Credit Agreement.

The Credit Agreement requires the Company to observe several financial covenants. At the closing date of the Credit Agreement, the covenants require a minimum fixed coverage ratio of 1.25 to 1.0, a maximum leverage ratio of 3.75 to 1.0 and a minimum net worth of $95,000. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets.

Borrowings under the revolving credit facility must be repaid in full in January 2007. The $50,000 term loan must be repaid, beginning in June 2004, with semi-annual installments of $250, with a payment in full due in January 2009. The $75,000 term loan must be repaid in quarterly installments beginning March 2004 with payment in full due in January 2009. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. The Company is required to make mandatory prepayments under certain conditions equal to 50% of excess cash flow, as defined in the Credit Agreement.

The Credit Agreement specifies that upon the occurrence of an event or condition that the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement deem to have a material adverse effect on the business or operations of the Company, the borrowings outstanding at the time become due and payable. However, the Company does not anticipate at this time any change in business conditions or operations that could be deemed as a material adverse change by the lenders.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2004	$11,125	$1,012	$12,137
2005	15,750	103	15,853
2006	16,750	105	16,855
2007	41,350	107	41,457
2008	13,125	48	13,173
2009	50,500	—	50,500

Total	$148,600	$1,375	$149,975

Proceeds of the Credit Agreement were used to repay borrowings outstanding under the Company’s amended and restated credit agreement dated February 12, 2002. At January 15, 2004, those borrowings were approximately $155,000. In addition, the proceeds were used to fund fees and related expenses of approximately $2,800, which will be amortized over the term of the Credit Agreement.

In May 2002, the Company issued two 9.0% promissory notes with two directors of the Company, who are officers of MTD Products, due May 1, 2004 in the aggregate principal of $460.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at a fixed rate of 5.39% and required monthly payments of $80 through April 2003. In June 2003, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $92 through April 2004. At October 31, 2003 and 2002, $453 and $467, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

Overdraft balances were $29,850 and $20,798 at October 31, 2003 and 2002, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

Assets under capital leases, which consist primarily of telephone hardware and equipment, are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” as amended, using interest rates appropriate at the inception of the lease. Future minimum lease payments for these assets under capital leases as of October 31, 2003 are as follows:

2004	$109
2005	109
2006	109
2007	109
2008	48

Total minimum obligations	484
Less interest	(22)

Present value of net minimum obligations	462
Current portion	(99)

Long-term portion	$363

Note 10—Operating Leases

The Company leases certain equipment under operating leases. Rent expense under operating leases for fiscal years 2003, 2002 and 2001 was $7,904, $7,953 and $7,494, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2003:

2004	$7,207
2005	6,259
2006	4,087
2007	3,161
2008 and thereafter	8,609

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Employee Benefit Plans

The Company maintains pension plans covering most employees. The assets of the plans consist primarily of stocks and bonds. The Company provides postretirement health care benefits to a limited number of employees and their dependents. Components of the plan obligations and assets, and the recorded liability at October 31, 2003 and 2002 are as follows:

	Pension Benefits		Other Post Retirement Benefits
	2003	2002	2003	2002
Benefit obligation at beginning of year	$(44,709)	$(39,548)	$(299)	$(1,819)
Service cost	(3,526)	(3,288)	(11)	(9)
Interest cost	(3,093)	(2,728)	(20)	(21)
Actuarial loss	(3,166)	(4,666)	(2,636)	(1)
Amendments	—	—	223	1,341
Benefits paid	3,688	476	143	210
Effect of curtailments and settlement	—	4,931	—	—
Plan restatement	—	114	—	—

Benefit obligation at end of year	(50,806)	(44,709)	(2,600)	(299)

Fair value of plan assets at beginning of year	13,895	14,265	—	—
Actual return on plan assets	2,476	(2,301)	—	—
Employer contributions	16,935	5,815	143	210
Benefits paid	(3,688)	(476)	(143)	(210)
Effect of settlement	—	(3,408)	—	—

Fair value of plan assets at end of year	29,618	13,895	—	—

Funded status	(21,188)	(30,814)	(2,600)	(299)
Unrecognized:
Transition obligation	351	437	45	294
Prior service cost	3,439	3,769	(505)	(856)
Net loss (gain)	25,878	24,681	2,587	(50)

Prepaid (accrued) benefit cost before adjustment for minimum liability	8,480	(1,927)	(473)	(911)
Adjustment to recognize minimum liability	(29,555)	(28,669)	—	—

Accrued benefit cost	$(21,075)	$(30,596)	$(473)	$(911)

The components of net periodic benefit cost (income) for the years ended October 31 are as follows:

	Pension Benefits		Other Post Retirement Benefits
	2003	2002	2003	2002
Service cost	$3,526	$3,288	$11	$9
Interest cost	3,093	2,728	20	21
Expected return on plan assets	(1,911)	(1,429)	—	—
Net amortization and deferrals	417	650	(325)	(404)
Recognized net actuarial loss (gain)	1,404	954	(1)	—
Effect of curtailment and settlement	—	4,188	—	—

Net periodic benefit cost (income)	$6,529	$10,379	$(295)	$(374)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because of poor returns on invested funds, actuarial performance assumptions and curtailments in fiscal 2000, 2001 and 2002, the Company made substantial contributions to the pension plans in fiscal 2003. For all of the Company’s pension plans, the accumulated benefit obligation exceeded the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $50,806, $50,693 and $29,618, respectively as of October 31, 2003 and $44,709, $44,491 and $13,895, respectively as of October 31, 2002.

The Company, through process characterization and process optimization, identified plans to reduce the number of hourly employees at two of its divisions by approximately 300 in the aggregate during fiscal 2003. As a result of these plans, the Company incurred $2,569 of defined benefit plan curtailment charges during the fourth quarter of fiscal 2002. In addition, the Company incurred $1,619 of pension curtailment charges associated with reduction in its salaried and non-union employees during fiscal 2002.

Actuarial assumptions used in the calculation of the recorded liabilities are as follows:

	Pension Benefits		Other Post Retirement Benefits
Weighted-average assumptions as of October 31:	2003	2002	2003	2002
Discount rate	6.25%	7.00%	6.25%	7.00%
Expected return on plan assets	7.25-8.00%	9.00%	—	—
Rate of compensation increase	4.50%	4.50%	—	—
Projected initial healthcare cost trend rate	—	—	11.00%	12.00%

The medical rate used in valuing the post-retirement benefit liability reflects an annualized decrease in trend rate of 1% through fiscal 2010 resulting in an ultimate trend rate of 5.0%.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2003:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$15	$(13)
Effect on post retirement obligation	$289	$(231)

During fiscal 2002, the Company amended the post retirement benefit plan to eliminate such benefits for a number of previously eligible employees. The gain resulting from the reduction of benefits has been treated as a negative plan amendment and is being amortized accordingly.

The valuation of the Company’s post-retirement health care plan at November 1, 2003 reflects a change in assumption. Formerly, the valuation reflected an experience underwritten, post 65 per capita medical and drug cost based on historical claim experience of both active employees and retirees who were members of the plan. This assumption resulted in a benefit obligation that did not coincide with the benefit payments currently being experienced and those expected to be incurred in the future. As a result, the post 65 per capita medical and drug cost assumption was increased to coincide with rates developed from the Company’s COBRA rates currently in effect under its medical and drug plan for active employees and retirees. These rates were developed through the Company’s third-party administrator of the Company’s health benefit plans with adjustments made for co-payments, deductibles and other plan design features.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this assumption change, the Company has experienced an actuarial loss of $2,636 that resulted in an increase in the benefit obligation. Of this amount, $2,233 was due to the post 65 per capita medical and drug cost assumption change described above. This loss is being amortized over the service lives of the employees who are members of the plan.

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees’ contributions up to stated percentage, subject to statutory limitations. In addition, the Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $1,310, $1,750 and $2,060 during fiscal years 2003, 2002 and 2001, respectively, for its defined contribution plans.

During 1997, the Company initiated a Supplemental Executive Retirement Plan (“SERP”) for key employees of the Company. Currently, the former SERP is in effect for one retired key employee. Compensation expense relating to this plan was $80, $89 and $98 in fiscal 2003, 2002 and 2001, respectively. The benefits accrued under this plan were $785 and $889 at October 31, 2003 and 2002, respectively.

Note 12—Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. The basic weighted average number of shares also includes the pro rata earned shares to be issued to the Company’s President and Chief Executive Officer in accordance with his employment agreement. In addition, the diluted earnings (loss) per share reflects the potential dilutive effect of the Company’s stock option plan and the unearned shares issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended October 31,
	2003	2002	2001
	(Amounts in thousands, except per share data)
Income (loss) before cumulative effect of change in accounting	$5,576	$(26,756)	$(35,482)
Less: Cumulative preferred stock dividend, as if declared	(246)	(184)	—

Income (loss) available to common stockholders before cumulative effect of change in accounting	$5,330	$(26,940)	$(35,482)

Net income (loss)	$3,613	$(26,756)	$(35,482)
Less: Cumulative preferred stock dividend, as if declared	(246)	(184)	—

Net income (loss) available to common stockholders	$3,367	$(26,940)	$(35,482)

Basic weighted average shares	15,246	14,887	14,798

Effect of dilutive securities:

Stock options	157	—	—
Chief Executive Officer compensation shares	79	—	—

Diluted weighted average shares	15,482	14,887	14,798

Basic earnings (loss) per share before cumulative effect of accounting change	$0.35	$(1.81)	$(2.40)

Basic earnings (loss) per share	$0.22	$(1.81)	$(2.40)

Diluted earnings (loss) per share before cumulative effect of accounting change	$0.35	$(1.81)	$(2.40)

Diluted earnings (loss) per share	$0.22	$(1.81)	$(2.40)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of Common Stock during the period. Additionally, the impact of certain shares issuable to the Company’s President and Chief Executive Officer in accordance with the terms of his employment agreement were excluded from the diluted earnings (loss) per share because they were antidilutive.

(Shares in thousands)	Years Ended October 31,
	2003	2002	2001
Number of options	226	388	288

Number of Chief Executive Officer compensation shares	—	638	—

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Preferred Shares and Stock and Bonus Plans

Preferred Shares

In December 2001, of the 5,000,000 preferred shares authorized, the Company designated 100,000 shares as Series A Preferred Stock. These shares, with a par value of $.01 per share, rank senior to the Company’s Common Stock. The Series A Preferred Stock are entitled to cumulative dividends, at a rate of $5.75 per share per annum, if and when declared by the Company. These shares are non-voting and are not convertible into any other securities of the Company. In the event of any liquidation, each Series A Preferred Stock holder is entitled to, prior and in preference to any other distribution, $100 per share plus all accrued but unpaid dividends. The Company may elect to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends. In January 2002, the Company issued MTD Products 42,780 shares of Series A Preferred Stock (Note 3).

1993 Key Employee Stock Incentive Plan

The Company maintains a Key Employee Stock Incentive Program (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. Previously, an individual award was limited to 250,000 shares in a five-year period. As a result of stockholder approval on March 26, 2003, the limitation was increased to 500,000 shares in a five-year period.

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at October 31, 2000	425,400	$12.41
Granted	292,500	$3.75
Exercised	—	$—
Canceled	(191,050)	$11.24

Outstanding at October 31, 2001	526,850	$8.46
Granted	460,000	$2.04
Exercised	—	$—
Canceled	(349,100)	$8.34

Outstanding at October 31, 2002	637,750	$3.63
Granted	338,500	$2.48
Exercised	(62,156)	$1.74
Canceled	(83,850)	$4.79

Outstanding at October 31, 2003	830,244	$2.96

There were 222,664 options exercisable as of October 31, 2003 with a weighted average exercise price of $4.59.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides additional information regarding options outstanding as of October 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.70	441,177	$1.70	9.06	63,719	$1.70
$2.38-$4.67	336,667	$3.31	8.67	106,545	$3.03
$9.75	30,900	$9.75	6.21	30,900	$9.75
$13.50	21,500	$13.50	.11	21,500	$13.50

Totals	830,244			222,664

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest	4.49%	4.19%	5.33%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor—market	61.7%	64.31%	46.26%
Expected life of options—years	10.0	4.0	4.0

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2003 and 2002 were $1.82 and $1.06 per share, respectively.

President and Chief Executive Officer Employment Agreement

The Company entered a five-year employment agreement with its President and Chief Executive Officer in June 2002. During the first three years of the agreement, the executive is to receive an annual base salary, in arrears, in unrestricted shares of the Company’s Common Stock. The number of shares to be issued is 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. The Company initially recorded the issuance of the total stock award of 900,000 shares as unearned compensation reducing stockholders’ equity by $1,530 for the value of the award at $1.70 per share, the market price of the Common Stock at the date of the agreement. The related compensation expense is being recognized over the service period during the first three years of the agreement. On January 31, 2003, the Company issued 350,000 shares of Common Stock for services rendered from the period February 1, 2002 through January 31, 2003, the first year of the employment agreement. For years ended October 31, 2003 and 2002, the Company recorded, as compensation expense, $531 and $446, respectively. As of October 31, 2003, $553 of the award remains unearned.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, as part of the employment agreement, the Company effectively granted the executive 500,000 options and the Company established a supplemental executive retirement plan whereby the executive will be entitled to a benefit of $1,868 at the end of the five year employment agreement. The Company also established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for benefits under the supplemental executive retirement plan. These assets remain subject to claims by the Company’s general creditors in preference to the claims of the plan’s participant and beneficiaries. The trust is currently active and is funded as follows:

Investment Type	Cost at October 31, 2003	Fair Market Value at October 31, 2003	Unrealized Holding Gain
Money Market Funds	$1	$1	$—
Mutual Funds	336	391	55
Real Estate Trust Investment	184	185	1

Total Investments	$521	$577	$56

Investment Type	Cost at October 31, 2002	Fair Market Value at October 31, 2002	Unrealized Holding Loss
Money Market Funds	$—	$1	$1
Mutual Funds	153	151	(2)
Real Estate Trust Investment	101	100	(1)

Total Investments	$254	$252	$(2)

In accordance with SFAS No. 115, the Company has classified these assets as available for sale and accordingly has recognized the change in fair value in other comprehensive income (loss).

Executive Incentive Bonus Plan

The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate bonus pool as determined annually by the Compensation Committee and approved by the Board of Directors. Payments are made to participants of the Bonus Plan based upon the achievement of defined objectives. The Chief Executive Officer earns his bonus based on terms agreed to by the Board of Directors set out in his employment contract and approved by the Compensation Committee and the Board of Directors annually. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goals for Company performance and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 35% of the incentive depends upon meeting the operating targets of the employees’ operating unit established by the Chief Executive Officer, 35% is based upon attaining the corporate goals for Company performance and 30% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2003, $1,600 was provided under the existing bonus plan. In fiscal 2002, discretionary bonuses of $600 were approved and recorded and no bonus was earned in fiscal 2001.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Income Taxes

The components of the provision (benefit) for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2003	2002	2001
Current:
Federal	$(407)	$(20,402)	$(3,500)
State and local	(531)	(181)	(933)
Foreign	1,270	56	82

	332	(20,527)	(4,351)

Deferred:
Total	3,566	11,068	(12,920)

	$3,898	$(9,459)	$(17,271)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	October 31, 2003	October 31, 2002
Deferred tax assets:
Accrued workers’ compensation	$1,139	$851
Bad debt reserves	401	1,264
Inventory reserves	600	954
State income and franchise taxes	4,840	4,312
Accrued group insurance	425	699
AMT carryforwards	—	408
Accrued vacation reserves	557	915
Capital loss carryforwards	2,596	2,596
Post retirement benefits	182	366
Pension obligations	5,373	9,885
Other reserves	1,166	1,036
Restructuring charge	—	—
Goodwill amortization	1,337	447
Net operating loss	16,407	8,833
Research and development credits	867	867

	35,890	33,433
Less: Valuation allowance	(6,303)	(6,303)

Total deferred tax assets	29,587	27,130
Deferred tax liabilities:
Fixed assets	(28,203)	(22,659)
Joint venture investment	—	(1,473)
Other	(148)	—

Net deferred tax asset	$1,236	$2,998

Change in net deferred tax asset:
Provision for deferred taxes	$(3,566)	$(11,068)
Other	245	68
Related party transactions recorded in stockholders’ equity	—	782
Items of other comprehensive loss	501	1,807
Goodwill impairment	1,058	—

Total change in net deferred tax asset	$(1,762)	$(8,411)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fiscal 2003 and 2002 valuation allowances relate to tax credit carryforwards, which are not expected to be utilized.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended October 31,
	2003	2002	2001
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local income taxes	0.7	2.3	2.9
SFAS 109 rate differential	1.0	(0.2)	0.7
Foreign Sales Corporation benefit	—	—	0.5
Valuation allowance	—	(7.2)	(3.4)
Foreign dividend income	5.2	—	—
Other	0.2	(2.8)	(2.0)

Effective income tax rate	41.1%	26.1%	32.7%

At October 31, 2003, the Company has a federal operating loss carryforward of $16,407 for tax purposes, a portion of which is available for up to twenty years.

As a result of the “Job Creation and Worker Assistance Act,” the general net operating loss carryback period was temporarily extended from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. During fiscal years 2003 and 2002, the Company received $6,564 and $15,730, respectively, of tax refunds from the Internal Revenue Service and the fiscal 2002 amount included $12,104 of additional tax refunds that resulted from the change in tax law.

Note 15—Related Party Transactions

The Company had sales to MTD Products of $20,286, $9,988 and $13,636 for fiscal years 2003, 2002 and 2001, respectively. At October 31, 2003 and 2002, the Company had receivable balances of $3,362 and $5,353, respectively, due from MTD Products and payable balances of $5 and $318, respectively, due to MTD Products.

In connection with the former credit agreement, the Company was required to generate additional liquidity. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products. In May 2002, the Company completed this sale of assets with a net book value of $4,630 for $6,541 resulting in a pre-tax gain of $1,911, which was recorded as a component of stockholders’ equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products to provide various services related to the manufacturing of products for MTD Products at Company locations. Pursuant to the supply agreement, the Company will manufacture parts for MTD Products on an ongoing basis at market-based prices. As compensation for these services, the Company received $1,000 that is being amortized over the life of the agreement. The unearned amount of $500 at October 31, 2003 is recorded in the accompanying consolidated balance sheet. Lastly, the Company pays a $75 rent provision each month to MTD Products. The Company also issued two 9.0% promissory notes to two directors of the Company, who are officers of MTD Products, due May 1, 2004 in the aggregate principal of $460.

The Company has reported several related party transactions between the Company and its joint venture, VCS LLC. On July 31, 2001, the Company and Viking formed a joint venture, VCS LLC, in which Viking contributed assets that it had purchased from Valley City Steel for $12,400 and the Company contributed certain

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other assets and liabilities of Valley City Steel. Viking obtained a 51% interest in VCS LLC while the Company obtained a 49% interest. In connection with the transaction that created the joint venture (Note 4), the Company retained ownership of the land and building that is used by the joint venture for its operations and leases the real property to the joint venture. The lease is for five years commencing August 1, 2001 and calls for monthly payments of $60. VCS LLC has the option to purchase the real property throughout the course of the original lease term and has three two-year term renewal options. In May 2002, the Company had received notification that an event of default had occurred under the terms of the VCS LLC’s loan agreement. The default prevented VCS LLC from making its monthly lease payments of $60 and the land and building leased by VCS LLC and owned by the Company became encumbered as a result of debt incurred by VCS LLC. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. As a result of the bankruptcy filing, during the fourth quarter of fiscal 2002, the Company recorded a charge of $11,593 to recognize the losses associated with the minority equity investment in VCS LLC. In addition, during fiscal 2002, the Company recorded $2,525 of bad debt expense associated with receivables due from VCS LLC and a $10,024 asset impairment charge associated with the land and building leased to VCS LLC and encumbered as a result of debt incurred by VCS LLC.

The Company had accounted for this joint venture under the equity method. The joint venture agreement provided a detailed calculation of the allocation of net income (loss) to Viking and the Company. In accordance with this agreement, the Company’s share of VCS LLC’s net loss for the year ended October 31, 2002 was a loss of $875 and for the three months ended October 31, 2001 was income of $21.

Transactions with VCS LLC during the two years ended October 31, 2003 and three months ended October 31, 2001, respectively, include purchases of $551, $1,015 and $545, sales of $0, $79 and $0, and rental income of $0, $716 and $179. As of October 31, 2003 and 2002, the Company had amounts due from VCS LLC of $2,707 and $2,525, respectively. The Company has reserved for $2,699 and $2,525 due as of October 31, 2003 and 2002, respectively. As of October 31, 2003 and 2002, the Company had amounts owed to VCS LLC of $1,030 and $535, respectively. Purchases from VCS LLC were intended to be substantially at market prices.

In fiscal 2003, the Company did not recognize any income or expense related to this joint venture.

Note 16—Business Segment Information

The Company conducts its business and reports its information as one operating segment—Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker as he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for their consideration and advice. Furthermore, the Company is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry. Certain manufacturing locations that produce products for automotive customers also perform toll processing for automotive customers. Financial information is reviewed by management and the Board of Directors at the consolidated level.

Revenues from the Company’s foreign subsidiary were $46,677, $47,282 and $40,067 for fiscal 2003, 2002 and 2001, respectively. These revenues represent 8% of total revenues for fiscal years 2003 and 2002 and 6% for 2001. Long-lived assets consist of net property, plant and equipment. Long-lived assets of the Company’s foreign

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary totaled $21,752 and $22,509 at October 31, 2003 and 2002, respectively. The consolidated long-lived assets of the Company totaled $277,649 and $291,317 at October 31, 2003 and 2002, respectively.

The Company derived greater than 10% of its revenues from General Motors and Ford Motor Company during fiscal years 2003, 2002 and 2001. Revenues from these customers amounted to $275,690, $279,434 and $273,423 for fiscal 2003, 2002 and 2001, respectively.

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2003	2002	2001
Complex stampings and modular assemblies	$266,638	$315,755	$304,722
Engineered welded blanks	182,131	171,336	175,835
Blanking	85,463	81,543	87,026
Tools, dies, weld and assembly equipment	19,141	27,777	42,352
Steel processing	7,491	10,265	34,702
Other (primarily scrap)	23,434	18,901	17,810

Total	$584,298	$625,577	$662,447

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

Note 17—Quarterly Results of Operations (Unaudited)

October 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$136,572	$160,338	$133,646	$153,742
Gross profit	11,860	16,323	13,743	15,592
Operating income	2,282	5,975	4,530	8,558
Net (loss) income	(2,424)	1,839	895	3,303
Net (loss) income per share basic	(.16)	.12	.05	.21
Net (loss) income per share diluted	(.16)	.12	.05	.20
Weighted average number of shares:
Basic	15,062	15,228	15,307	15,386
Diluted	15,062	15,249	15,657	15,823

Net income for fiscal 2003 includes an after tax $(0.13) per share goodwill impairment charge recorded in the first quarter of fiscal 2003 associated with an accounting change.

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting periods. During the fourth quarter of fiscal 2003, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded total favorable adjustments, net of tax, of $700 in the fourth quarter. These adjustments related to medical insurance, pension and post-retirement benefits, incentive compensation, inventory, fixed assets and tax accounts.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,967	$158,698	$147,568	$173,344
Gross profit	7,420	14,548	11,528	12,858
Operating (loss) income	(4,857)	3,354	4,050	(9,444)
Net loss	(5,746)	(1,793)	(298)	(18,919)
Net loss per share (basic/diluted)	(.39)	(.12)	(.02)	(1.28)
Weighted average number of shares:
Basic	14,798	14,799	14,887	14,974
Diluted	14,798	14,799	14,887	14,974

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

Note 18—Commitments and Contingent Liabilities

The Company has certain unconditional purchase obligations for fiscal 2004 and 2005 in the amount of $1,107 and $192, respectively.

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flows.

Note 19—Subsequent Event

On January 15, 2004, the Company entered the Credit Agreement with LaSalle Bank National Association as lead arranger and administration agent, National City Bank as co-lead arranger and syndication agent and KeyBank National Association as documentation agent.

As a result, the Company has classified the amounts due at October 31, 2003 under the Company’s former revolving credit facility as long-term obligations in accordance with the terms of the new Credit Agreement. See Note 9 for a description of the terms and conditions of the Credit Agreement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

The Company currently has a conflict of interest policy in place that applies to all executives, officers, directors and managers of the Company. The Company expects to adopt a code of ethics that applies to its President and Chief Executive Officer, Chief Financial Officer and Corporate Controller as well the other officers, directors and managers of the Company on or prior to May 4, 2004 in accordance with the NASD listing standards.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2003.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	830,244	$2.96	738,700
Equity compensation plans not approved by security holders	—	—	—

Total	830,244	$2.96	738,700

For additional information regarding the Company’s equity compensation plans, refer to the discussion in the Note 13 to Consolidated Financial Statements.

Item 13.    Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading “Election of Directors—Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information with respect to principal accountant fees and services is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Annual Report on Form 10-K on Item 8.

1.	Financial Statements.

Report of Independent Auditors

Consolidated Balance Sheets at October 31, 2003 and 2002.

Consolidated Statements of Operations for the three years ended October 31, 2003.

Consolidated Statements of Cash Flows for the three years ended October 31, 2003.

Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2003.

Notes of Consolidated Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountants thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Valuation account for accounts receivable
Year ended October 31, 2003	$1,344	$680	$868		$1,156
Year ended October 31, 2002	$6,134	$2,530	$7,320	(1)	$1,344
Year ended October 31, 2001	$1,778	$6,150	$1,794		$6,134
Reserve for excess, slow moving and potentially obsolete material
Year ended October 31, 2003	$3,933	$2,551	$4,336		$2,148
Year ended October 31, 2002	$3,522	$6,014	$5,603		$3,933
Year ended October 31, 2001	$2,134	$3,458	$2,070		$3,522
Valuation allowance for deferred tax assets
Year ended October 31, 2003	$6,303	$—	$—		$6,303
Year ended October 31, 2002	$3,667	$2,943	$307		$6,303
Year ended October 31, 2001	$4,912	$1,795	$3,040		$3,667

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(1)	Includes $4.3 million that was reclassified to long-term receivables reserves.

3. Exhibits. The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed, furnished or incorporated by reference as part of this report.

(b)    Reports on Form 8-K

On September 3, 2003, the Company furnished a Current Report on Form 8-K under Item 12 regarding the third quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2004

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	January 23, 2004

/s/ STEPHEN E. GRAHAM Stephen E. Graham	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	January 23, 2004

* Curtis E. Moll	Chairman and Director	January 23, 2004

* Maynard H. Murch IV	Director	January 23, 2004

* Ronald C. Houser	Director	January 23, 2004

* David J. Hessler	Director	January 23, 2004

* James A. Karman	Director	January 23, 2004

* John J. Tanis	Director	January 23, 2004

* Dieter Kaesgen	Director	January 23, 2004

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.		Description
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

Exhibit No.		Description

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

10.2	*

Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 12, 2002) is incorporated herein by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2002 (Commission File
No. 0-21964).

10.3	*	Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.4	*

Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.5	*

Option Agreement, dated May 28, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the other optionees that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on From 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

10.6	*

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

10.8

Amendment No. 1 to the Credit Agreement, dated as of May 10, 2001, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 (Commission File No. 0-21964).

Exhibit No.		Description

10.9

Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

10.10

$4,045,392 Cognovit Note of Shiloh Automotive, Inc. to MTD Products Inc, dated as of January 22, 2001 is incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 0-21964).

10.11

Operating Agreement for Valley City Steel LLC, dated July 31, 2001, by and among Viking Steel, Valley City Steel Company and Valley City Steel-779, LLC, is incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.12

Joint Development Agreement, dated June 4, 2001, by and between the Company and Pullman Industries, Inc., is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.13

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

10.14	*

Employment Agreement between Shiloh Industries, Inc. and Theodore K. Zampetis, dated February 1, 2002, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File No. 0-21964).

10.15

Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.16

Purchase Agreement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc., is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.17

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

Exhibit No.	Description

10.22

Amendment dated as of October 15, 2002, to the Credit Agreement dated as of August 11, 2000, as amended and restated as of February 12, 2002, among the Company, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, KeyBank National Association, as Syndication Agent and Bank One, Michigan, as Documentation Agent, is incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (Commission File No. 0-21964)

10.23

Credit and Security Agreement among the Company and the lenders party thereto, LaSalle Bank National Association as lead arranger and administrative agent, National City Bank as co-lead arranger and syndication agent and KeyBank National Association as documentation agent.

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