Form 10-Q
period 2004-01-31
SHILOH INDUSTRIES INC
filed 2004-02-27
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

(302) 656-1950

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

Number of shares of Common Stock outstanding as of February 24, 2004 was 15,587,572 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	January 31, 2004	October 31, 2003
ASSETS
Cash and cash equivalents	$209	$558
Accounts receivable, net	60,611	64,224
Related party accounts receivable	5,960	3,362
Inventories, net	38,370	38,150
Deferred income taxes	2,137	2,137
Prepaid expenses	2,528	2,692

Total current assets	109,815	111,123

Property, plant and equipment, net	269,612	272,342
Other assets	7,241	5,307

Total assets	$386,668	$388,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$11,872	$12,137
Accounts payable	69,977	84,156
Accrued income taxes	946	977
Other accrued expenses	32,821	28,920

Total current liabilities	115,616	126,190

Long-term debt	145,137	137,838
Deferred income taxes	1,499	901
Long-term benefit liabilities	10,568	11,262
Other liabilities	1,262	1,426

Total liabilities	274,082	277,617

Commitments and contingencies

Stockholders’ equity:
Preferred stock	1	1
Preferred stock paid-in capital	4,044	4,044
Common stock	155	152
Common stock paid-in capital	56,858	56,686
Retained earnings	67,753	66,640
Unearned compensation	(425)	(553)
Accumulated other comprehensive loss:
Minimum pension liability	(15,871)	(15,871)
Unrealized holding gain	71	56

Total stockholders’ equity	112,586	111,155

Total liabilities and stockholders’ equity	$386,668	$388,772

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2004	2003
Revenues	$140,894	$136,572
Cost of sales	127,668	124,712

Gross profit	13,226	11,860
Selling, general and administrative expenses	8,716	9,578

Operating income	4,510	2,282
Interest expense	2,740	3,480
Interest income	2	8
Other income, net	83	209

Income (loss) before income taxes and cumulative effect of accounting change	1,855	(981)
Provision (benefit) for income taxes	742	(520)

Income (loss) before cumulative effect of accounting change	1,113	(461)
Cumulative effect of accounting change, net of income tax benefit of $1,058	—	(1,963)

Net income (loss)	$1,113	$(2,424)

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.07	$(0.03)
Cumulative effect of accounting change	—	(0.13)

Net income (loss)	$0.07	$(0.16)

Basic weighted average number of common shares	15,468	15,062

Diluted weighted average number of common shares	16,059	15,062

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,113	$(2,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,972	7,322
Amortization of unearned compensation	128	149
Cumulative effect of change in accounting	—	1,963
Deferred income taxes	598	(525)
Tax benefit on employee stock options and stock compensation	122	—
Loss on sale of assets	93	—
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	1,015	14,372
Inventories	(220)	(991)
Prepaids and other assets	851	486
Payables and other liabilities	1,221	(10,208)

Net cash provided by operating activities	12,893	10,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,436)	(5,634)
Proceeds from sale of assets	6	—

Net cash used in investing activities	(5,430)	(5,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(270)	(239)
Payment of capital lease	(18)	—
Decrease in overdraft balances	(12,272)	(169)
Proceeds from long-term borrowings	178,000	33,200
Repayments of long-term borrowings	(170,700)	(38,600)
Proceeds from exercise of stock options	53	—
Payment of deferred financing costs	(2,605)	—

Net cash used in financing activities	(7,812)	(5,808)

Net decrease in cash and cash equivalents	(349)	(1,298)
Cash and cash equivalents at beginning of period	558	1,788

Cash and cash equivalents at end of period	$209	$490

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

Note 1—Basis of Presentation and Business

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Revenues and operating results for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The Company has collective bargaining agreements covering employees at four of its subsidiaries and these agreements are due to expire in May 2004, May 2005, August 2005 and June 2006. The Company began early negotiations with the group of employees whose agreement was due to expire in May 2004. On February 22, 2004, the union membership voted to ratify a new agreement that will expire in May 2007.

Note 2—New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003)” (“FIN No. 46R”), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company’s financial statements or results of operations.

In December 2003, the FASB issued SFAS No.132-Revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). The revised statement increases the existing generally accepted accounting disclosure requirements by requiring more details about pension plans assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Because SFAS 132R only revises disclosure requirements, it will not have an impact on the Company’s financial position or results of operations.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs at certain of its locations. At present, no analysis of the potential reduction in the Company’s costs or obligations has been performed. Also, the Company has not yet determined whether some or all of its current retiree medical plans would require modification in order to qualify for beneficial treatment under the Act. A definitive assessment cannot be made until future regulatory and accounting guidance is issued. Because of various uncertainties related to the Company’s response to this legislation and the appropriate methodology for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, the final guidance could require the Company to change previously reported information and at this time the Company cannot predict whether these changes will be material or not.

Note 3—Change in Accounting

Effective November 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which required that the Company prospectively cease amortization of goodwill and conduct periodic impairment tests of goodwill. As a result of the impairment tests, the Company recorded a charge of $1,963, net of a $1,058 income tax benefit, to write-off the goodwill balance as a cumulative effect of a change in accounting principle. The Company does not have any other intangible assets impacted by SFAS No. 142.

Note 4—Inventories

Inventories consist of the following:

	January 31, 2004	October 31, 2003
Raw materials	$13,834	$12,712
Work-in-process	8,839	7,828
Finished goods	9,796	11,100

Total material	32,469	31,640
Tooling	5,901	6,510

Total inventory	$38,370	$38,150

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2004	October 31, 2003
Land	$8,047	$8,047
Buildings and improvements	98,620	98,592
Machinery and equipment	297,856	297,459
Furniture and fixtures	24,892	25,347
Construction in progress	10,195	6,016

Total, at cost	439,610	435,461
Less: Accumulated depreciation	169,998	163,119

Property, plant and equipment, net	$269,612	$272,342

Note 6—Financing Arrangements

Debt consists of the following:

	January 31, 2004	October 31, 2003
Credit Agreement—interest at 5.07% at January 31, 2004 and 4.375% at October 31, 2003	$155,900	$148,600
Insurance broker financing agreement	184	453
Promissory notes to related parties	460	460
Capital lease debt	465	462

Total debt	157,009	149,975
Less: Current debt	11,872	12,137

Total long-term debt	$145,137	$137,838

The weighted average interest rate for all debt excluding the capital lease debt for the three months ended January 31, 2004 and 2003 was 4.58% and 5.64%, respectively.

On January 15, 2004, the Company entered a Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders led by LaSalle National Bank Association, as lead arranger and administrative agent, National City Bank, as co-lead arranger and syndication agent, and KeyBank National Association, as documentation agent. The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2004, the interest rate for the revolving credit facility was LIBOR plus 3.50%. The interest rate of the $75,000 term loan was at LIBOR plus 3.75% at January 31, 2004. The margins for the revolving credit facility and $75,000 term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Credit Agreement. At January 31, 2004, the interest rate of the $50,000 term loan was at LIBOR plus 4.5%. The margin under the $50,000 term loan decreases by 0.5% if the Company’s senior debt ratings are equal to or greater than B1 from Moody’s and B+ from Standard and Poor’s.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries. Available borrowings under the revolving credit facility are based on a borrowing base formula of 85% of eligible accounts receivable and 55% of eligible inventory, as defined in the Credit Agreement.

The Credit Agreement requires the Company to observe several financial covenants. At January 31, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.0, a maximum leverage ratio of 3.75 to 1.0 and a minimum net worth of $95,000. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Repayments of borrowings under the $50,000 term loan begin in June 2004 and are due quarterly thereafter at $250 per quarter. A final payment of $47,500 is required at maturity. The Company must repay borrowings under the $75,000 term loan beginning in March 2004 in quarterly installments of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. The Company is required to make mandatory prepayments under certain conditions equal to 50% of excess cash flow, as defined in the Credit Agreement.

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

Proceeds of the Credit Agreement were used to repay borrowings outstanding under the Company’s amended and restated credit agreement, dated February 12, 2002. In addition, the proceeds were used to fund fees and related expenses of approximately $2,800, of which $2,605 were paid during the first quarter of fiscal 2004, and are being amortized over the term of the Credit Agreement.

In May 2002, the Company issued two 9.0% promissory notes to two directors of the Company, who are officers of MTD Products, due May 1, 2004 in the aggregate principal of $460.

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $92 through April 2004. As of January 31, 2004 and October 31, 2003, $184 and $453, respectively, remained outstanding under this agreement and is classified as current debt in the Company’s consolidated financial statements.

Overdraft balances were $17,578 at January 31, 2004 and $29,850 at October 31, 2003 and are included in accounts payable.

Note 7—Pension Matters

In accordance with SFAS No. 132R, the components of net periodic benefit cost (income) for the three months ended January 31 are as follows:

	Pension Benefits		Other Post Retirement Benefits
	2004	2003	2004	2003
Service cost	$861	$882	$9	$2
Interest cost	784	773	40	5
Expected return on plan assets	(657)	(478)	—	—
Recognized net actuarial loss	385	351	27	—
Amortization of prior service cost	83	83	(15)	(88)
Amortization of transition obligation	21	21	1	7

Net periodic benefit cost (income)	$1,477	$1,632	$62	$(74)

The total amount of Company contributions paid for the three months ended January 31, 2004 was $1,988. The Company expects estimated contributions to be $8,300 for the remainder of fiscal 2004.

Note 8—Equity Matters

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock (“Common Stock”) outstanding during the period. The basic weighted average number of shares also includes the pro rata earned shares to be issued to the Company’s President and Chief Executive Officer in accordance with his employment agreement. In addition, the diluted income (loss) per share reflects the potential dilutive effect of the Company’s stock option plan and the unearned shares issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement.

The outstanding stock options under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan and the shares issuable to the President and Chief Executive Officer are included in the diluted income (loss) per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computation for net income (loss):

	Three months ended January 31,
	2004	2003
Income (loss) before cumulative effect of change in accounting	$1,113	$(461)
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)

Income (loss) available to common stockholders before cumulative effect of change in accounting	$1,052	$(522)

Net income (loss)	$1,113	$(2,424)
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)

Net income (loss) available to common stockholders	$1,052	$(2,485)

Basic weighted average shares	15,468	15,062

Effect of dilutive securities:

Stock options	477	—
Chief Executive Officer compensation shares	114	—

Diluted weighted average shares	16,059	15,062

Basic income (loss) per share before cumulative effect of accounting change	$0.07	$(0.03)

Basic income (loss) per share	$0.07	$(0.16)

Diluted income (loss) per share before cumulative effect of accounting change	$0.07	$(0.03)

Diluted income (loss) per share	$0.07	$(0.16)

Stock Options and Executive Compensation

In accordance with the provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company has elected to continue applying the intrinsic value approach under APB No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the exercise price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	Three months ended
	January 31, 2004	January 31, 2003
Net income (loss), as reported	$1,113	$(2,424)
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)
Add back: Stock-based compensation expense, net of tax, as reported	77	70
Less: Stock-based compensation expense, net of tax, pro forma	(166)	(109)

Pro forma net income (loss)	$963	$(2,524)

Basic and diluted net income (loss) per share – as reported	$0.07	$(0.16)

Basic and diluted net income (loss) per share – pro forma	$0.06	$(0.17)

The Company’s non-qualified stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares at an exercise price equal to 100% of market value on the date of grant.

Executive Compensation

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive will receive an annual base salary, in arrears, in unrestricted shares of Common Stock for the first three years of the agreement. The number of shares to be issued is 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. On January 31, 2003, in accordance with the agreement, the Company issued 350,000 shares of Common Stock for services rendered from the period February 1, 2002 through January 31, 2003, the first year of the agreement. On January 31, 2004, the Company issued 300,000 shares of Common Stock for services rendered from the period February 1, 2003 through January 31, 2004, the second year of the agreement. For the quarters ended January 31, 2004 and 2003, respectively, the Company recorded, as compensation expense, $128 and $149.

Comprehensive Income

Comprehensive income (loss) amounted to $1,128 and $(2,421), net of tax, for the three months ended January 31, 2004 and 2003, respectively. The difference between net income (loss) and comprehensive income (loss) for the three months ended January 31, 2004 and 2003 resulted from the changes in the unrealized holding gain (loss) on available for sale securities.

Note 9—Other Information

During the three months ended January 31, 2004 and 2003, cash payments for interest amounted to $1,815 and $2,868, respectively. Tax payments, net of tax refunds of $47 were paid during the three months ended January 31, 2004 and tax refunds, net of tax payments of $6,779 were received during the three months ended January 31, 2003. The tax provision was $742 for the first quarter of fiscal 2004 compared with a tax benefit of $520 for the first quarter of fiscal 2003, representing effective tax rates of 40.0% and 53.0%, respectively.

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

The Company may experience a reduction in its revenues during fiscal 2004 as a result of the forecasted decreased volumes in the North American automotive market. The Company will take steps to minimize the impact on its operations of any reduction in revenues.

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

Pension and Other Post-retirement Costs and Liabilities. Pension and other post-retirement costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected salary increases and expected return on assets, all of which are evaluated monthly and adjusted at least annually. The discount rate assumption is related to long-term high quality bond rates. The projected salary increase assumption is based on recent trends in wages and salary increases. The assumption concerning the expected return on assets for the pension plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. The return on assets assumption is subject to change depending upon the future asset mix of the portfolio. The discount rates and expected return on plan assets used by the Company as of October 31, 2003 and January 31, 2004 were as follows:

	Pension Benefits	Other Post-retirement Benefits
Discount rate	6.25%	6.25
Expected return on plan assets	7.25-8.00%	—

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

Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

REVENUES. Sales for the first quarter of fiscal 2004 were $140,894, an increase of $4,322, or 3.2% over last year’s first quarter sales of $136,572. The increase in sales was led by the supply of parts for new models that began production in late fiscal year 2003. The build levels for these new models accelerated during the first quarter of fiscal year 2004. Parts for these new models, the Dodge Durango and Chevrolet Malibu, plus other production increases resulted in increased blanking sales of $15,000. Sales declines were experienced in engineered products and tooling amounting to approximately $10,700, which resulted from de-emphasis of tooling sales and the balance out of older programs.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2004 was $13,226 compared to gross profit of $11,860 in the first quarter of fiscal 2003, an increase of $1,366, or 11.5% between years. The gross profit percentage of sales was 9.4% in the first quarter of fiscal 2004 compared to 8.7% a year ago, an improvement of 0.7 percentage points. Gross profit improved because of increased sales of $693, increased scrap revenue of $2,700 and reduced manufacturing expenses of $1,037 due to improved productivity and personnel costs, which was partially offset by increased raw material costs of $3,100 that resulted from increased material content and increased raw material pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $8,716 in the first quarter of fiscal 2004 declined by $862 from the prior year first quarter level of $9,578. As a percentage of sales, these expenses were 6.2% in the first quarter of fiscal 2004 compared to 7.0% of sales in the first quarter of fiscal 2003. Selling, general and administrative expenses declined because of a reduction in personnel costs, provision for doubtful accounts and professional fees. Personnel levels declined in the current quarter compared to prior year as a result of process optimization and salaries and wages, personnel benefit costs and other employee based expenses declined accordingly. The provision for doubtful accounts declined in the current quarter in line with the Company’s experience. In the first quarter of fiscal 2003, the Company incurred a higher level of outside professional services in connection with audit services for several transactions occurring at that time. The same level of services were not provided in fiscal year 2004.

OTHER. Interest expense for the first quarter of fiscal 2004 was $2,740, a decline of $740 from the first quarter of fiscal 2003. The decline resulted from a lower level of borrowed funds and a lower effective interest rate from the prior year first quarter. In the first quarter of fiscal 2004, interest expense included approximately $350 of accelerated amortization of deferred financing costs associated with the Company’s former credit agreement. In January 2004, the Company entered a new credit agreement with primarily new members of the syndicate of lenders. As a result, the balance of deferred financing costs related to the former agreement that was due to mature in April 2004 was charged to operations in the first quarter of fiscal 2004.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of the impairment of the Company’s goodwill, the Company recorded a charge of $1,963, net of income tax benefit of $1,058, representing the entire value of goodwill that had been recorded at the time of adoption. A similar charge was not recorded in the fiscal year 2004 first quarter.

The Company’s income before taxes and cumulative effect of accounting change for the first quarter of fiscal 2004 was $1,855 and the tax provision on income was $742 at an effective rate of 40.0%. In the prior year first quarter, the loss before taxes and cumulative effect of accounting change was $(981) and a tax benefit of $(520) was recorded at an effective rate of 53.0%. The absence of the effect of a dividend from the Company’s Mexican subsidiary in fiscal 2004 caused the effective rate to decrease to 40.0%.

NET INCOME (LOSS). Net income for the first quarter of fiscal 2004 was $1,113, or $0.07 per share, basic and diluted. A year ago, first quarter net loss before the cumulative effect of accounting change was $(461), or $(0.03) per share, basic and diluted. The cumulative effect of accounting change was $(1,963), or $(0.13) per share, basic and diluted, and the net loss was $(2,424), or $(0.16) per share, basic and diluted.

Liquidity and Capital Resources

On January 15, 2004, the Company entered a new Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders. The proceeds from the borrowings under the Credit Agreement were used to repay the borrowings of the former revolving credit facility and to fund the fees and related expenses of the new Credit Agreement.

The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009. Borrowings at January 31, 2004 were $30,900 under the revolving credit facility and $125,000 under the term loans.

The Credit Agreement requires the Company to observe several financial covenants. At January 31, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.0, a maximum leverage ratio of 3.75 to 1.0 and a minimum net worth of $95,000. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At January 31, 2004, the Company was in compliance with the covenants of the Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Borrowings under the $50,000 term loan must be repaid, beginning in June 2004, with semi-annual installments of $250, with a payment in full due in January 2009. Borrowings under the $75,000 term loan must be repaid in quarterly installments beginning March 2004 with payment in full due in January 2009. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. The Company is required to make mandatory prepayments under certain conditions equal to 50% of excess cash flow, as defined in the Credit Agreement.

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

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2004	$11,125	$747	$11,872
2005	15,750	103	15,853
2006	16,750	105	16,855
2007	48,650	107	48,757
2008	13,125	47	13,172
2009	50,500	—	50,500

Total	$155,900	$1,109	$157,009

At January 31, 2004, total debt was $157,009 and total equity was $112,586, resulting in a capitalization rate of 58% debt, 42% equity. Current assets were $109,815 and current liabilities were $115,616 resulting in a working capital deficit of $5,801.

For first quarter of fiscal 2004, net cash provided by operating activities was $12,893 compared to $10,144 in the first quarter of fiscal 2003. Net income plus depreciation and amortization and non-cash items generated $10,026. The comparable prior year period amount was $6,485 with the largest variance due to fiscal year 2004 first quarter net income of $1,113 compared to the fiscal 2003 first quarter loss of $(2,424). In the first quarter of fiscal 2004, reduced accounts receivable generated $1,015, as a result of continued collection efforts, while inventory growth required $220, the net result of seasonal variations for certain customers. Prepaids and other assets increased $851 and accounts payable and other liabilities increased $1,221. Working capital changes provided net funds of $2,867 for the first quarter of fiscal 2004. In the first quarter of fiscal 2003, accounts receivable declined significantly from the comparable period in fiscal 2002 and increased working capital cash flow levels as a result of collections efforts. Inventory decreased $991 in the first quarter of fiscal 2003. Working capital was used to reduce accounts payable by $10,208 from the October 31, 2002 levels. Net working capital changes were $3,659 in the first quarter of fiscal 2003.

Capital expenditures in the first quarter of fiscal 2004 were $5,436 and were approximately even with the prior year.

Financing activity cash flow in the first quarter of fiscal 2004 included the borrowings under the new Credit Agreement and the use of proceeds of the borrowings to repay the former revolving credit agreement and to fund the financing costs associated with the new Credit Agreement.

Beginning in March 2004, the Company must repay borrowings under the $75,000 term loan in quarterly installments of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. Repayments of the $50,000 term loan begin in June 2004 and are due quarterly thereafter at $250 per quarter. A final payment of $47,500 is required at maturity. In the near term, the Company must also fund pension plan contributions, with $2,300 payable in the second quarter and an aggregate of $6,000 payable during the third and fourth quarters of fiscal 2004. In the first quarter of fiscal 2004, the Company had capital expenditures of $5,436, and the Company believes that its remaining estimated capital budget of $14,564 is reasonable.

The Company believes that it has sufficient resources available under the Credit Agreement to meet its cash requirements through January 31, 2005, including capital expenditures, pension obligations and scheduled repayments of $11,125 in the aggregate under the Credit Agreement in accordance with the repayment terms. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined and thereby result in declaring borrowed amounts as immediately due and payable. The Company believes that continued emphasis on working capital management, including collection efforts applied to accounts receivable and achieving proper inventory levels will continue to contribute funds from operating activities.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. The forward-looking statements are made on the basis of management’s assumptions and estimations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the occurrence of any event or condition that may be deemed a material adverse effect under the Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges, and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of January 31, 2004, the Company had $155.9 million outstanding under the Credit Agreement. Based on January 31, 2004 debt levels, a 0.5% annual change in interest rates would have impacted interest expense by approximately $0.2 million for the quarter ended January 31, 2004. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency contracts periodically. There were no foreign currency forward exchange contracts outstanding as of January 31, 2004. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by the Quarterly Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

On January 7, 2004, the Company furnished a Current Report on Form 8-K under Item 12 regarding fourth quarter and fiscal year 2004 earnings release.

On January 30, 2004, the Company filed a Current Report on Form 8-K under Item 4 regarding a change in certifying accountant and dismissal of PricewaterhouseCoopers LLP.

On February 6, 2004, the Company filed a Current Report on Form 8-K under Item 4 regarding a change in certifying accountant and engagement of Deloitte & Touche LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Stephen E. Graham
Stephen E. Graham
Chief Financial Officer

Date: February 27, 2004

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.