Form 10-Q
period 2004-04-30
SHILOH INDUSTRIES INC
filed 2004-05-28
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Number of shares of Common Stock outstanding as of May 24, 2004 was 15,610,238 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 30, 2004	October 31, 2003
ASSETS
Cash and cash equivalents	$2,038	$558
Accounts receivable, net	83,422	64,224
Related party accounts receivable	8,936	3,362
Inventories, net	34,871	38,150
Deferred income taxes	2,137	2,137
Prepaid expenses	1,628	2,692

Total current assets	133,032	111,123

Property, plant and equipment, net	264,393	272,342
Other assets	7,449	5,307

Total assets	$404,874	$388,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$15,813	$12,137
Accounts payable	79,724	84,156
Accrued income taxes	373	977
Other accrued expenses	33,725	28,920

Total current liabilities	129,635	126,190

Long-term debt	132,082	137,838
Deferred income taxes	7,030	901
Long-term benefit liabilities	13,727	11,262
Other liabilities	1,113	1,426

Total liabilities	283,587	277,617

Commitments and contingencies

Stockholders’ equity:
Preferred stock	1	1
Preferred stock paid-in capital	4,044	4,044
Common stock, 15,608,238 and 15,210,250 shares issued and outstanding at April 30, 2004 and October 31, 2003, respectively	156	152
Common stock paid-in capital	57,076	56,686
Retained earnings	76,110	66,640
Unearned compensation	(319)	(553)
Accumulated other comprehensive loss:
Minimum pension liability	(15,871)	(15,871)
Unrealized holding gain	90	56

Total stockholders’ equity	121,287	111,155

Total liabilities and stockholders’ equity	$404,874	$388,772

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Revenues	$179,805	$160,338	$320,699	$296,910
Cost of sales	153,781	144,015	281,449	268,727

Gross profit	26,024	16,323	39,250	28,183
Selling, general and administrative expenses	9,728	10,348	18,444	19,926

Operating income	16,296	5,975	20,806	8,257
Interest expense	2,183	3,098	4,923	6,578
Interest income	7	64	9	72
Other (expense) income, net	(191)	417	(108)	626

Income before income taxes and cumulative effect of accounting change	13,929	3,358	15,784	2,377
Provision for income taxes	5,572	1,519	6,314	999

Income before cumulative effect of accounting change	8,357	1,839	9,470	1,378
Cumulative effect of accounting change, net of income tax benefit of $1,058	—	—	—	(1,963)

Net income (loss)	$8,357	$1,839	$9,470	$(585)

Earnings (loss) per share:
Basic earnings per share before cumulative effect of accounting change	$.53	$.12	$.60	$.09
Cumulative effect of accounting change per share	—	—	—	(.13)

Basic earnings (loss) per share	$.53	$.12	$.60	$(.04)

Basic weighted average number of common shares	15,616	15,202	15,540	14,999

Diluted earnings per share before cumulative effect of accounting change	$.51	$.12	$.58	$.09
Cumulative effect of accounting change per share	—	—	—	(.13)

Diluted earnings (loss) per share	$.51	$.12	$.58	$(.04)

Diluted weighted average number of common shares	16,177	15,288	16,078	15,075

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$9,470	$(585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,956	14,668
Amortization of unearned compensation	234	277
Amortization of deferred financing costs	929	695
Cumulative effect of change in accounting	—	1,963
Deferred income taxes	6,129	994
Tax benefit on employee stock options and stock compensation	158	—
Loss on sale of assets	159	53
Changes in operating assets and liabilities:
Accounts receivable	(24,772)	(5,651)
Inventories	3,279	14,231
Prepaids and other assets	792	(28)
Payables and other liabilities	16,917	1,376

Net cash provided by operating activities	29,251	27,993

Cash Flows From Investing Activities:
Capital expenditures	(8,350)	(12,136)
Proceeds from sale of assets	50	17
Acquisition, net of cash	—	1,472

Net cash used in investing activities	(8,300)	(10,647)

Cash Flows From Financing Activities:
Repayment of short-term borrowings	(453)	(467)
Payment of capital lease	(48)	—
Decrease in overdraft balances	(14,839)	(2,757)
Proceeds from long-term borrowings	183,800	39,700
Repayments of long-term borrowings	(185,400)	(53,600)
Proceeds from exercise of stock options	236	100
Payment of deferred financing costs	(2,767)	—

Net cash used in financing activities	(19,471)	(17,024)

Net increase in cash and cash equivalents	1,480	322
Cash and cash equivalents at beginning of period	558	1,788

Cash and cash equivalents at end of period	$2,038	$2,110

Supplemental Cash Flow Information:

Cash paid for interest	$3,931	$5,615
Cash paid (received) for income taxes	$604	$(7,234)

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1—Basis of Presentation and Stock Options and Executive Compensation

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

Revenues and operating results for the six months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year presentation.

Stock Options and Executive Compensation

In accordance with the provision of Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company has elected to continue applying the intrinsic value approach under Accounting Principles Board No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the exercise price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

(Shares in thousands)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net income (loss), as reported	$8,357	$1,839	$9,470	$(585)
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(123)	(123)
Add back: Stock-based compensation expense, net of tax, as reported	64	70	140	161
Less: Stock-based compensation expense, net of tax, pro forma	(151)	(109)	(316)	(258)

Pro forma net income (loss)	$8,209	$1,739	$9,171	$(805)

Basic net income (loss) per share – as reported	$.53	$.12	$.60	$(.04)

Basic net income (loss) per share – pro forma	$.53	$.11	$.59	$(.05)

Diluted net income (loss) per share – as reported	$.51	$.12	$.58	$(.04)

Diluted net income (loss) per share – pro forma	$.51	$.11	$.57	$(.05)

The Company’s stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price equal to 100% of market value on the date of grant.

Note 2—New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003)” (“FIN No. 46R”), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company adopted the provisions of FIN No. 46R during the second quarter of fiscal 2004. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued SFAS No.132-Revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). The revised statement increases the existing generally accepted accounting disclosure requirements by requiring more details about pension plans assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures for fiscal years ending after December 15, 2003. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Because SFAS 132R only revises disclosure requirements, it will not have an impact on the Company’s financial position or results of operations.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs at certain of its locations. At present, no analysis of the potential reduction in the Company’s costs or obligations has been performed. Also, the Company has not yet determined whether some or all of its current retiree medical plans would require modification in order to qualify for beneficial treatment under the Act. A definitive assessment cannot be made until future regulatory and accounting guidance is issued. Because of various uncertainties related to the Company’s response to this legislation and the appropriate methodology for this event, the Company has elected to defer financial recognition of this legislation in accordance with FASB Staff Position No. FAS 106-1 (“FSP FAS 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” until the FASB issues final accounting guidance. The final guidance could require the Company to change previously reported information and at this time the Company cannot predict whether these changes will be material or not.

In April 2004, the FASB issued proposed FSP FAS 106-2, which supercedes FSP FAS 106-1. FSP FAS 106-2 applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, the FSP concludes that the plan sponsors should follow SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in accounting for the effects of the Act. For employers that have elected deferral under FSP FAS 106-1, this guidance is effective for the first interim period beginning after June 15, 2004. The Company has not yet determined the effects of this guidance on the Company’s financial position or results of operations.

Note 3—Change in Accounting

Effective November 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which required that the Company prospectively cease amortization of goodwill and conduct periodic impairment tests of goodwill. As a result of the impairment tests, the Company recorded a charge of $1,963, net of a $1,058 income tax benefit, to write-off the goodwill balance as a cumulative effect of a change in accounting principle. The Company has no other intangible assets impacted by SFAS No. 142.

Note 4—Inventories

Inventories consist of the following:

	April 30, 2004	October 31, 2003
Raw materials	$13,117	$12,712
Work-in-process	9,000	7,828
Finished goods	6,801	11,100

Total material	28,918	31,640
Tooling	5,953	6,510

Total inventory	$34,871	$38,150

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2004	October 31, 2003
Land	$8,047	$8,047
Buildings and improvements	98,633	98,592
Machinery and equipment	298,133	297,459
Furniture and fixtures	25,072	25,347
Construction in progress	12,324	6,016

Total, at cost	442,209	435,461
Less: Accumulated depreciation	177,816	163,119

Property, plant and equipment, net	$264,393	$272,342

Note 6—Financing Arrangements

Debt consists of the following:

	April 30, 2004	October 31, 2003
Credit Agreement—interest at 5.10% at April 30, 2004 and 4.375% at October 31, 2003	$147,000	$148,600
Insurance broker financing agreement	—	453
Promissory notes to related parties	460	460
Capital lease debt	435	462

Total debt	147,895	149,975
Less: Current debt	15,813	12,137

Total long-term debt	$132,082	$137,838

The weighted average interest rate for all debt excluding the capital lease debt for the three and six months ended April 30, 2004 was 5.20% and 4.88%, respectively. The weighted average interest rate for all debt excluding the capital lease debt for the three and six months ended April 30, 2003 was 4.87% and 5.27%, respectively.

On January 15, 2004, the Company entered a Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders led by LaSalle Bank National Association, as lead arranger and administrative agent, National City Bank, as co-lead arranger and syndication agent, and KeyBank National Association, as documentation agent. The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2004, the interest rate for the revolving credit facility was LIBOR plus 3.50% and the interest rate of the $75,000 term loan was at LIBOR plus 3.75%. The margins for the revolving credit facility and $75,000 term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Credit Agreement. At April 30, 2004, the interest rate of the $50,000 term loan was at LIBOR plus 4.5%. The margin under the $50,000 term loan decreases by 0.5% if the Company’s senior debt ratings are equal to or greater than B1 from Moody’s and B+ from Standard and Poor’s.

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

The Credit Agreement requires the Company to observe several financial covenants. At April 30, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 3.50 to 1.00 and a minimum net worth equal to the sum of $95,000 plus 50% of consolidated net income since January 30, 2004. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements in financial performance. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At April 30, 2004, the Company was in compliance with the covenants under the Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Repayments of borrowings under the $50,000 term loan begin in June 2004 and are due quarterly thereafter at $250 per quarter. A final payment of $47,500 is required at maturity. The Company must repay borrowings under the $75,000 term loan beginning in March 2004 in quarterly installments of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. At the conclusion of each fiscal year, the Company will be required to make mandatory prepayments equal to 50% of the Company’s excess cash flow, as defined in the Credit Agreement, if the Company’s leverage ratio is greater than 2.00 to 1.00. The Company does not anticipate a mandatory prepayment will be required for fiscal 2004.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement, the borrowings outstanding at the time become due and payable. However, the Company does not anticipate at this time any change in business conditions or operations that could be deemed as a material adverse change by the lenders.

In May 2002, the Company issued two 9.0% promissory notes to two directors of the Company, who are also officers of MTD Products, in the aggregate principal of $460. These notes were due May 1, 2004 and were repaid on such date.

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 4.89% and required monthly payments of $92 through April 2004. As of April 30, 2004, this obligation was repaid. At October 31, 2003, $453 was outstanding under this agreement and was classified as current debt in the Company’s consolidated financial statements.

After considering letters of credit of $8,158 that the Company has issued, available funds under the Credit Agreement were $21,106 at April 30, 2004. Overdraft balances were $15,011 at April 30, 2004 and $29,850 at October 31, 2003 and are included in accounts payable.

Note 7—Pension Matters

In accordance with SFAS No. 132R, the components of net periodic benefit cost (income) for the three and six months ended April 30, 2004 and 2003 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three months ended April 30, 2004	Three months ended April 30, 2003	Three months ended April 30, 2004	Three months ended April 30, 2003
Service cost	$861	$882	$9	$2
Interest cost	784	773	40	5
Expected return on plan assets	(657)	(478)	—	—
Recognized net actuarial loss	385	351	27	—
Amortization of prior service cost	83	83	(15)	(88)
Amortization of transition obligation	21	21	1	7

Net periodic benefit cost (income)	$1,477	$1,632	$62	$(74)

	Pension Benefits		Other Post-retirement Benefits
	Six months ended April 30, 2004	Six months ended April 30, 2003	Six months ended April 30, 2004	Six months ended April 30, 2003
Service cost	$1,722	$1,764	$18	$4
Interest cost	1,568	1,546	80	10
Expected return on plan assets	(1,314)	(956)	—	—
Recognized net actuarial loss	770	702	54	—
Amortization of prior service cost	166	166	(30)	(176)
Amortization of transition obligation	42	42	2	14

Net periodic benefit cost (income)	$2,954	$3,264	$124	$(148)

The total amount of Company contributions paid for the six months ended April 30, 2004 was $4,276. The Company expects estimated contributions to be $3,264 for the remainder of fiscal 2004. Fiscal 2004 pension plan contributions have declined from the $16,935 levels funded in the prior fiscal year. The funding levels of fiscal 2003 combined with improved investment performance have resulted in improved funding ratios of pension plan assets to liabilities, which has lowered the contribution levels for fiscal year 2004. The Company believes that it has the financial resources to fund these obligations in fiscal 2004.

Note 8—Equity Matters

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock (“Common Stock”) outstanding during the period. The basic weighted average number of shares also includes the pro rata earned shares of Common Stock to be issued to the Company’s President and Chief Executive Officer in accordance with his employment agreement. In addition, the diluted income (loss) per share reflects the potential dilutive effect of the Company’s stock option plan and the unearned shares of Common Stock issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement.

The shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan and the shares of Common Stock issuable to the President and Chief Executive Officer are included in the diluted income (loss) per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computation for net income (loss):

(Shares in thousands)	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Income before cumulative effective of change in accounting	$8,357	$1,839	$9,470	$1,378
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(123)	(123)

Income available to common stockholders before cumulative effect of change in accounting	$8,296	$1,778	$9,347	$1,255

Net income (loss)	$8,357	$1,839	$9,470	$(585)
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(123)	(123)

Net income (loss) available to common stockholders	$8,296	$1,778	$9,347	$(708)

Basic weighted average shares	15,616	15,202	15,540	14,999
Effect of dilutive securities:
Stock options	469	11	449	39
Chief Executive Officer compensation shares	92	75	89	37

Diluted weighted average shares	16,177	15,288	16,078	15,075

Basic income per share before cumulative effect of accounting change	$.53	$.12	$.60	$.09

Basic income (loss) per share	$.53	$.12	$.60	$(.04)

Diluted income per share before cumulative effect of accounting change	$.51	$.12	$.58	$.09

Diluted income (loss) per share	$.51	$.12	$.58	$(.04)

Executive Compensation

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive will receive an annual base salary, in arrears, in unrestricted shares of Common Stock for the first three years of the agreement. The number of shares to be issued is 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. The Company initially recorded the issuance of the total stock award of 900,000 shares of Common Stock as unearned compensation reducing stockholders’ equity by $1,530 for the value of the award at $1.70 per share, the market price of the Common Stock at the date of the agreement. The related compensation expense is being recognized over the service period during the first three years of the agreement. On January 31, 2003, in accordance with the agreement, the Company issued 350,000 shares of Common Stock for services rendered from the period February 1, 2002 through January 31, 2003, the first year of the agreement. On January 31, 2004, the Company issued 300,000 shares of Common Stock for services rendered from the period February 1, 2003 through January 31, 2004, the second year of the agreement. For the three and six months ended April 30, 2004, respectively, the Company recorded, as compensation expense, $106 and $234. For the three and six months ended April 30, 2003, respectively, the Company recorded, as compensation expense, $128 and $277.

Comprehensive Income (Loss)

Comprehensive income (loss) amounted to $8,376 and $1,847, net of tax, for the three months ended April 30, 2004 and 2003, respectively, and $9,504 and $(574), net of tax, for the six months ended April 30, 2004 and 2003, respectively. The difference between net income (loss) and comprehensive income (loss) resulted from the change in the unrealized holding gain (loss) on available for sale securities.

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

Critical Accounting Policies

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financials statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the items that follow as critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are recorded when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

Allowance for Doubtful Accounts. The Company evaluates the collectibility of accounts receivable based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the allowance for doubtful accounts is estimated based on historical experience of write-offs and the current financial condition of customers. The financial condition of our customers is dependent on, among other things, the general economic environment, which may substantially change, thereby affecting the recoverability of amounts due to the Company from its customers.

Inventory Reserves. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis. Where appropriate, standard cost systems are used to determine cost and the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are based upon current economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories.

The Company values inventories on a regular basis to identify inventories on hand that may be obsolete or in excess of current future projected market demand. For inventory deemed to be obsolete, the Company provides a reserve for the full value net of estimated scrap value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates future demand. Additional inventory reserves may be required if actual market conditions differ from management’s expectations.

Deferred Tax Assets. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At October 31, 2003, a valuation allowance of $6,303 was recorded and the Company believes that amount remains appropriate at April 30, 2004.

Impairment of Long-lived Assets. The Company’s long-lived assets include primarily property, plant and equipment. If an indicator of impairment exists for certain groups of property, plant and equipment, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying value. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying value exceeds the fair value of the assets, then an impairment charge is recognized for the difference.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on current facts, the Company believes there is no impairment.

Group Insurance and Workers’ Compensation Accruals. The Company reviews the group insurance and workers’ compensation accruals on a monthly basis and adjusts the balance as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period.

Pension and Other Post-retirement Costs and Liabilities. The Company has recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds with maturities of at least ten years late in the fourth quarter and then factors into this rate its expectations for change by year-end. Based upon this analysis, the Company reduced the discount rate used to measure its pension and post-retirement liabilities to 6.25% at October 31, 2003 from 7.00% at October 31, 2002.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess.

The Company’s investment policy for assets of the plans is to maintain an allocation generally of 40 to 60 percent in equity securities and 40 to 60 percent in debt securities. Additionally real estate investments are permitted to range between zero to ten percent. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

For the twelve months ended December 31, 2003, the actual return on pension plans’ assets for three of the Company’s plans approximated 11.0 to 20.5% and for the twelve months ended March 31, 2004, the actual return on the Company’s fourth pension plan’s assets was approximately 24.0%, which compared favorably to the 7.25 to 8.00% expected rates of return on plan assets used to derive pension expense. The higher actual return on plans assets reflects the recovery of the equity markets experienced in 2003 from the depressed levels, which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its plan assets at 7.25 to 8.00%, the same assumption used to derive fiscal 2003 expense.

If the fair value of the pension plans’ assets are below the plans’ accumulated benefit obligation (“ABO”), the Company is required to record a minimum liability. If the amount of the ABO in excess of the fair value of plan assets is large enough, the Company may be required, by law, as is currently true for fiscal 2004, to make additional contributions to the pension plans. Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.

The Company instituted per participant caps on the amounts of retiree medical benefits it will provide to the small number of future retirees at the time it adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension,” to mitigate the impact of medical cost inflation on the Company’s retiree medical obligations. The caps do not apply to individuals who retired prior to certain specified dates. Plan participants will pay costs in excess of these caps. The medical care cost trend rate has a significant impact on the liabilities recorded by the Company.

Results of Operations

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

REVENUES. As noted above, the Company is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks. According to industry statistics, North American car and light truck production for the second quarter of fiscal 2004 was 5.3% ahead of the production of the second quarter of fiscal 2003. For the Company’s full fiscal 2004, North American car and light truck production is forecast to be 0.3% less than the production of fiscal 2003.

Another significant factor affecting the Company’s revenues is the Company’s ability to successfully bid on the production and supply of parts for models that will be newly introduced to the market by the Company’s customers. These new model introductions typically go through a start of production phase with build levels that are higher than normal because the consumer supply network is filled to ensure adequate supply to the market resulting in an increase in the Company’s revenues at the beginning of the cycle.

The Company’s revenues in the second quarter of fiscal 2004 were $179,805, an increase of $19,467 or 12.1 % ahead of sales of $160,338 in the second quarter of fiscal 2003. The Company’s sales increase over last year’s second quarter resulted partially from the overall increase in the North American car and light truck production of 5.3% for the second quarter period. The remainder of the Company’s sales increase was attributable to the production of new vehicle models that have recently been introduced. These include the Dodge Durango, the Chevrolet Malibu and the Nissan Titan and Pathfinder. The Company did not previously provide parts for the predecessors of these models.

GROSS PROFIT. For the second quarter of fiscal 2004, gross profit of $26,024 was 14.5% of sales. This compares to gross profit of $16,323, or 10.2% of sales in the prior fiscal year second quarter. In the second quarter of fiscal 2004, gross margin was favorably affected by approximately $5,800 as a result of the recovery of material cost increases, primarily raw materials, and by approximately $4,700 due to the effect of the increase in sales volume experienced during the quarter. Offsetting these favorable events were increases in manufacturing expenses, primarily labor and related benefits and repairs and maintenance, both of which increased as a result of the increased activity level.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES. Selling, general and administrative expenses of $9,728 for the second quarter of fiscal 2004 were 5.4% of sales and $620 less than the selling, general and administrative expenses of the prior fiscal year second quarter period. A year ago, these expenses were 6.5% of sales. This decrease in expenses on a dollar basis and percentage basis resulted from increased revenues and personnel and related benefits remaining consistent with the previous year and no unusual or non-routine expenses being incurred.

OTHER. Interest expense for the second quarter of fiscal 2004 was $2,183 compared to $3,098 in the previous fiscal year second quarter. Interest expenses declined as borrowed funds have been reduced between years. Borrowed funds a year ago averaged $200,517 during the second quarter period and the average borrowed funds of the current year second quarter period were $152,452. The effective interest rate has increased from a weighted average rate of 4.87% a year ago to 5.20% in the current quarter. The increase in the effective rate of interest is a result of the completion of the Company’s new credit facility in January 2004.

Other expense in the second quarter of fiscal 2004 amounted to expense of $191 and included losses incurred in the sale of used equipment. Other income in the second quarter period of fiscal 2003 of $417 represented primarily foreign currency transaction gains experienced by the Company’s Mexican subsidiary.

The Company’s effective tax rate for the second quarter of fiscal 2004 was 40.0%. In the previous fiscal year second quarter, the effective rate was 45.2% and was higher due primarily to a dividend received by the Company in fiscal 2003 from the Company’s Mexican subsidiary.

Net income for the second quarter of fiscal 2004 was $8,357, or $.53 per share basic, and $.51 per share diluted. In the prior year second quarter, net income was $1,839, or $.12 per share, both basic and diluted.

Six Months Ended April 30, 2004 Compared to Six Months Ended April 30, 2003

REVENUES. For the first six months of fiscal 2004, the Company’s sales were $320,699 compared to $296,910 in the first six-month period of fiscal 2003. Sales increased 8.0%, or $23,789 from sales in the first six months of fiscal 2003. The increase in Company sales resulted partially from the overall increase in North American car and light truck production, which increased by 1.8% compared to the first six-month period of fiscal 2003. The remainder of the increased sales was attributable to the new model introductions and their impact on production and Company sales for the first six months of fiscal 2004 compared to the first six months of fiscal 2003.

GROSS PROFIT. For the first six months of fiscal 2004, gross profit was $39,250 or 12.2% of sales. Gross profit increased by $11,067 from the fiscal 2003 first six-month gross profit of $28,183, which was 9.5% of sales. For the first half of fiscal 2004, gross margin improved by an amount equal to approximately $5,400 due to the increased sales volume. Margins were also aided by approximately $5,500 as a result of the recovery of material cost increases, primarily raw materials. In spite of the increased level of manufacturing activity, manufacturing expenses remained consistent with those expenses incurred in the prior year first half period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first six months of fiscal 2004, selling, general and administrative expenses were $18,444 compared to $19,926 in the comparable period of fiscal 2003. As a percentage of sales, these expenses were 5.8% for the first six months of fiscal 2004 versus 6.7% in the previous year six-month period. In the first half of the previous year, the Company increased its provision for doubtful accounts and provided for losses in the collection of receivables that in the Company’s judgment potentially existed a year ago. The decrease in expenses on a dollar basis and percentage basis resulted from increased revenues and the absence of these losses in the first six months of fiscal 2004 combined with spending controls.

OTHER. Interest expense for the first six months of fiscal 2004 was $4,923 compared to $6,578 in the first six months of fiscal 2003, a decrease of $1,655. Similar to the second quarter, interest expense declined as a result of the decline in borrowed funds and the decline in the effective interest rate incurred during the periods.

Other expense for the first six months of fiscal 2004 of $108 was primarily related to loss on the sale of used equipment. Other income of $626 for the first six months of fiscal 2003 consists primarily of foreign currency transaction gains experienced by the Company’s Mexican subsidiary.

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” As a result of the impairment of the Company’s goodwill, the Company recorded a charge of $1,963, net of income tax benefit of $1,058, representing the entire recorded value of goodwill that the Company had previously recorded. A similar charge was not recorded in fiscal 2004.

In the first six months of fiscal 2004, the Company’s effective tax rate was 40.0% compared to 42.0% in the first six months of fiscal 2003. The prior year effective tax rate was greater than that of the current year primarily because of the aforementioned dividend that the Company received from its Mexican subsidiary.

Net income for the first six months of fiscal 2004 was $9,470, or $.60 per share basic and $.58 per share diluted. In the prior year first six months, the Company’s income before cumulative effect of accounting change was $1,378, or $.09 per share, basic and diluted. The cumulative effect of accounting change was $(1,963), or $(.13) per share basic and diluted, resulting in a net loss of $(585), or $(.04) per share, basic and diluted.

Liquidity and Capital Resources

On January 15, 2004, the Company entered a new Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders. The proceeds from the borrowings under the Credit Agreement were used to repay the borrowings of the former revolving credit facility and to fund the fees and related expenses of the new Credit Agreement.

The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009. Borrowings at April 30, 2004 were $25,625 under the revolving credit facility and $121,375 under the term loans.

The Credit Agreement requires the Company to observe several financial covenants. At April 30, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 3.50 to 1.00 and a minimum net worth equal to the sum of $95,000 plus 50% of consolidated net income since January 30, 2004. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements in financial performance. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At April 30, 2004, the Company was in compliance with the covenants of the Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Borrowings under the $50,000 term loan must be repaid, beginning in June 2004, with semi-annual installments of $250, with a payment in full due in January 2009. Borrowings under the $75,000 term loan must be repaid in quarterly installments beginning March 2004 with payment in full due in January 2009. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. At the conclusion of each fiscal year, the Company will be required to make mandatory prepayments equal to 50% of the Company’s excess cash flow, as defined in the Credit Agreement, if the Company’s leverage ratio is greater than 2.00 to 1.00. The Company does not anticipate a mandatory prepayment will be required for fiscal 2004.

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

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year ended April 30,	Credit Agreement	Other Debt	Total
2005	$15,250	$563	$15,813
2006	16,250	103	16,353
2007	42,875	105	42,980
2008	16,375	107	16,482
2009	56,250	17	56,267

Total	$147,000	$895	$147,895

At April 30, 2004, total debt was $147,895 and total equity was $121,287, resulting in a capitalization rate of 55% debt, 45% equity. Current assets were $133,032 and current liabilities were $129,635 resulting in a working capital of $3,397.

For the first six months of fiscal 2004, net cash provided by operating activities was $29,251 compared to $27,993 in the first six months of fiscal 2003. The improvement in cash from operating activities resulted from the improvement of net income and non-cash items, partially offset by the impact of working capital changes. Net income of $9,470 in the current period compared to a loss of $585 a year ago represents $10,055 of the improvement. As the Company continues to generate net income, the tax provision represents, in part, the realization of deferred tax assets associated with the operating losses for prior fiscal years. Deferred taxes represent $5,135 of the improvement in cash provided by operating activities.

Working capital changes required the use of $3,784 in the first half of fiscal 2004. In the prior year, working capital changes generated funds of $9,928. In the current year, inventories continued to decline as the Company continues to emphasize proper inventory management techniques. Prepaids and other assets declined routinely as insurance and service contracts expire. Accounts receivable, however, have increased since October 31, 2003 due to the increased sales level of the second quarter of fiscal 2004 and the Company’s transition of its accounts receivable collections process. Formerly, the Company accelerated the collection of certain of its accounts receivables through a discount program that resulted in collection of funds for certain customers approximately 30 days sooner than the Company’s standard credit terms with those customers. Beginning in February 2004, and coincident with the Company entering into the Credit Agreement, the Company gradually returned to standard payment terms for a portion of these receivables. As a result of the increase in sales and the transition of this collections process, accounts receivable have increased to $92,358 at April 30, 2004 using working capital funds of $24,772. Payables and other liabilities have increased by $16,917 due to increased production and sales activity in fiscal 2004 as well as focusing efforts to better match receipts and disbursements, thus partially offsetting the impact to working capital.

Capital expenditures in the first six months fiscal 2004 were $8,350 compared to $12,136 in prior fiscal half period.

Financing activity cash flow in the first six months of fiscal 2004 included the borrowings under the Credit Agreement and the use of proceeds of the borrowings to repay the former revolving credit agreement and to fund the financing costs associated with the Credit Agreement.

In March 2004, the Company began repaying its borrowings under the $75,000 term loan with a quarterly installment of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. Repayments of the $50,000 term loan begin in June 2004 and are due quarterly thereafter at $250 per quarter. A final payment of $47,500 is required at maturity. Additionally, the Company will be funding $3,264 in pension plan contributions during the remaining six months of fiscal 2004, making total pension plan contributions an estimated $7,540. Fiscal year 2004 pension plan contributions have declined from the $16,935 levels funded in the prior fiscal year. The funding levels of fiscal 2003 combined with improved investment performance have resulted in improved funding ratios of pension plan assets to liabilities, which has lowered the contribution levels being experienced in fiscal year 2004. The Company believes that it has the financial resources to fund these obligations in fiscal 2004. In the six months of fiscal 2004, the Company had capital expenditures of $8,350, and the Company believes that its remaining estimated capital budget of $11,650 is reasonable.

After considering letters of credit of $8,158 that the Company has issued, available funds under the Credit Agreement were $21,106 at April 30, 2004. The Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through April 30, 2005 and until the expiration of the Credit Agreement in January 2007, including capital expenditures, pension obligations and scheduled repayments of $15,250 in the aggregate under the Credit Agreement in accordance with the repayment terms. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the occurrence of any event or condition that may be deemed a material adverse effect under the Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges, and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of April 30, 2004, the Company had $147.0 million outstanding under the Credit Agreement. Based on April 30, 2004 debt levels, a 0.5% annual change in interest rates would have impacted interest expense by approximately $0.2 million and $0.4 million for the three and six months ended April 30, 2004, respectively. The Company monitors its interest rate risk, has not engaged in any hedging activities using derivative financial instruments to mitigate such risk at this time.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency contracts periodically. There were no foreign currency forward exchange contracts outstanding as of April 30, 2004. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

Subsequent to the date of their evaluation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

On March 24, 2004, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders elected as Class II Directors all nominees designated in the Proxy Statement dated February 12, 2004;

The Directors were elected pursuant to the following vote:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE
Cloyd J. Abruzzo	13,651,587	2,650	—
George G. Goodrich	13,612,487	41,750	—
Dieter Kaesgen	12,863,628	790,609	—

In addition, the following Directors’ term of office continued after the meeting: David J. Hessler, Curtis E. Moll, John J. Tanis and Theodore K. Zampetis.

Item 6. Exhibit and Reports on Form 8-K

a. Exhibits:

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

On February 26, 2004, the Company furnished a Current Report on Form 8-K under Item 12 regarding the first quarter 2004 earnings release.

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

Date: May 28, 2004

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.