Form 10-Q
period 2004-07-31
SHILOH INDUSTRIES INC
filed 2004-08-23
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Number of shares of Common Stock outstanding as of August 20, 2004 was 15,645,071 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2004	October 31, 2003
ASSETS
Cash and cash equivalents	$4,741	$558
Accounts receivable, net	64,006	64,224
Related party accounts receivable	3,110	3,362
Inventories, net	35,882	38,150
Deferred income taxes	2,137	2,137
Prepaid expenses	2,778	2,692

Total current assets	112,654	111,123

Property, plant and equipment, net	259,320	272,342
Other assets	7,236	5,307

Total assets	$379,210	$388,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$16,331	$12,137
Accounts payable	67,055	84,156
Accrued income taxes	—	977
Other accrued expenses	36,375	28,920

Total current liabilities	119,761	126,190

Long-term debt	112,703	137,838
Deferred income taxes	9,429	901
Long-term benefit liabilities	10,789	11,262
Other liabilities	1,048	1,426

Total liabilities	253,730	277,617

Commitments and contingencies

Stockholders’ equity:
Preferred stock	1	1
Preferred stock paid-in capital	4,044	4,044
Common stock, 15,643,571 and 15,210,250 shares issued and outstanding at July 31, 2004 and October 31, 2003, respectively	156	152
Common stock paid-in capital	57,319	56,686
Retained earnings	79,951	66,640
Unearned compensation	(212)	(553)
Accumulated other comprehensive loss:
Minimum pension liability	(15,871)	(15,871)
Unrealized holding gain	92	56

Total stockholders’ equity	125,480	111,155

Total liabilities and stockholders’ equity	$379,210	$388,772

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Revenues	$146,493	$133,646	$467,192	$430,556
Cost of sales	129,498	119,903	410,947	388,630

Gross profit	16,995	13,743	56,245	41,926
Selling, general and administrative expenses	8,910	9,213	27,354	29,139

Operating income	8,085	4,530	28,891	12,787
Interest expense	2,007	2,666	6,930	9,244
Interest income	24	49	33	121
Other income (expense), net	225	(370)	117	256

Income before income taxes and cumulative effect of accounting change	6,327	1,543	22,111	3,920
Provision for income taxes	2,486	648	8,800	1,647

Income before cumulative effect of accounting change	3,841	895	13,311	2,273
Cumulative effect of accounting change, net of income tax benefit of $1,058	—	—	—	(1,963)

Net income	$3,841	$895	$13,311	$310

Earnings per share:
Basic earnings per share available to common stockholders before cumulative effect of accounting change	$.24	$.05	$.84	$.14
Cumulative effect of accounting change per share	—	—	—	(.13)

Basic earnings per share	$.24	$.05	$.84	$.01

Basic weighted average number of common shares	15,705	15,307	15,596	15,198

Diluted earnings per share available to common stockholders before cumulative effect of accounting change	$.23	$.05	$.81	$.14
Cumulative effect of accounting change per share	—	—	—	(.13)

Diluted earnings per share	$.23	$.05	$.81	$.01

Diluted weighted average number of common shares	16,297	15,657	16,132	15,364

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended July 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$13,311	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,772	21,988
Amortization of unearned compensation	341	404
Amortization of deferred financing costs	1,158	1,043
Cumulative effect of change in accounting	—	1,963
Deferred income taxes	8,528	2,040
Tax benefit on employee stock options and stock compensation	242	—
Loss on sale of assets	183	169
Changes in operating assets and liabilities:
Accounts receivable	470	22,159
Inventories	2,268	18,687
Prepaids and other assets	(365)	(1,632)
Payables and other liabilities	(1,097)	(10,949)

Net cash provided by operating activities	48,811	56,182

Cash Flows From Investing Activities:
Capital expenditures	(11,117)	(17,036)
Proceeds from sale of assets	50	49
Acquisition, net of cash	—	1,472

Net cash used in investing activities	(11,067)	(15,515)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	817	829
Repayment of short-term borrowings	(543)	(558)
Repayment of promissory notes to related parties	(460)	—
Payment of capital lease	(78)	—
Decrease in overdraft balances	(10,216)	(2,200)
Proceeds from long-term borrowings	189,500	41,900
Repayments of long-term borrowings	(210,200)	(82,000)
Proceeds from exercise of stock options	395	107
Payment of deferred financing costs	(2,776)	—

Net cash used in financing activities	(33,561)	(41,922)

Net increase (decrease) in cash and cash equivalents	4,183	(1,255)
Cash and cash equivalents at beginning of period	558	1,788

Cash and cash equivalents at end of period	$4,741	$533

Supplemental Cash Flow Information:

Cash paid for interest	$6,138	$8,092
Cash paid (received) for income taxes	$1,094	$(7,223)

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

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

Revenues and operating results for the nine months ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

(Shares in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net income, as reported	$3,841	$895	$13,311	$310
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(184)	(184)
Add back: Stock-based compensation expense, net of tax, as reported	64	74	205	234
Less: Stock-based compensation expense, net of tax, pro forma	(146)	(97)	(463)	(313)

Pro forma net income	$3,698	$811	$12,869	$47

Basic net income per share – as reported	$.24	$.05	$.84	$.01

Basic net income per share – pro forma	$.24	$.05	$.83	$.00

Diluted net income per share – as reported	$.23	$.05	$.81	$.01

Diluted net income per share – pro forma	$.23	$.05	$.80	$.00

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

In December 2003, the FASB issued SFAS No.132-Revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). The revised statement increases the existing generally accepted accounting disclosure requirements by requiring more details about pension plans assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures for fiscal years ending after December 15, 2003. SFAS No. 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Because SFAS No. 132R only revises disclosure requirements, it will not have an impact on the Company’s financial position or results of operations.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs at certain of its locations. At present, no analysis of the potential reduction in the Company’s costs or obligations has been performed. Also, the Company has not yet determined whether some or all of its current retiree medical plans would require modification in order to qualify for beneficial treatment under the Act. Because of various uncertainties related to the Company’s response to this legislation and the appropriate methodology for this event, the Company has elected to defer financial recognition of this legislation in accordance with FASB Staff Position No. FAS 106-1 (“FSP FAS 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

In April 2004, the FASB issued proposed FASB Staff Position No. FAS 106-2 (“FSP FAS 106-2”), which supercedes FSP FAS 106-1. FSP FAS 106-2 applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, FSP FAS 106-2 concludes that the plan sponsors should follow SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in accounting for the effects of the Act. For employers that have elected deferral under FSP FAS 106-1, this guidance is effective for the first interim period beginning after June 15, 2004. The Company has not yet determined the effects of this guidance on the Company’s financial position or results of operations.

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

Note 4—Inventories

Inventories consist of the following:

	July 31, 2004	October 31, 2003
Raw materials	$13,526	$12,712
Work-in-process	8,811	7,828
Finished goods	8,230	11,100

Total material	30,567	31,640
Tooling	5,315	6,510

Total inventory	$35,882	$38,150

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2004	October 31, 2003
Land	$8,047	$8,047
Buildings and improvements	98,635	98,592
Machinery and equipment	298,503	297,459
Furniture and fixtures	25,242	25,347
Construction in progress	14,207	6,016

Total, at cost	444,634	435,461
Less: Accumulated depreciation	185,314	163,119

Property, plant and equipment, net	$259,320	$272,342

Note 6—Financing Arrangements

Debt consists of the following:

	July 31, 2004	October 31, 2003
Credit Agreement—interest at 4.85% at July 31, 2004 and 4.375% at October 31, 2003	$125,900	$148,600
State of Ohio promissory note	2,000	—
Insurance broker financing agreement	728	453
Promissory notes to related parties	—	460
Capital lease debt	406	462

Total debt	129,034	149,975
Less: Current debt	16,331	12,137

Total long-term debt	$112,703	$137,838

The weighted average interest rate for all debt, excluding capital lease debt, for the three and nine months ended July 31, 2004 was 4.86% and 4.88%, respectively. The weighted average interest rate for all debt, excluding capital lease debt, for the three and nine months ended July 31, 2003 was 4.83% and 5.14%, respectively.

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

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2004, the interest rate for the revolving credit facility was LIBOR plus 2.75% and the interest rate of the $75,000 term loan was at LIBOR plus 3.0%. The margins for the revolving credit facility and $75,000 term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Credit Agreement. At July 31, 2004, the interest rate of the $50,000 term loan was at LIBOR plus 4.0%. The margin under the $50,000 term loan decreased by 0.5% during the third quarter of fiscal 2004 because the Company’s senior debt ratings from Moody’s Investor Services and Standard and Poor’s improved.

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

The Credit Agreement requires the Company to observe several financial covenants. At July 31, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 3.50 to 1.00 and a minimum net worth equal to the sum of $95,000 plus 50% of consolidated net income since January 30, 2004. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements in financial performance. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At July 31, 2004, the Company was in compliance with the covenants under the Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Repayments of borrowings under the $50,000 term loan began in June 2004 and are due quarterly thereafter at $250 per quarter. A final payment of $47,500 is required at maturity. In March 2004, the Company began repaying its borrowings under the $75,000 term loan with a quarterly installment of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. At the conclusion of each fiscal year, the Company will be required to make mandatory prepayments equal to 50% of the Company’s excess cash flow, as defined in the Credit Agreement, if the Company’s leverage ratio is greater than 2.00 to 1.00. The Company does not anticipate a mandatory prepayment will be required for fiscal 2004.

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

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $92 through April 2003. In June 2004, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. As of July 31, 2004 and October 31, 2003, $728 and $453, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio divisions. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments begin in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

After considering letters of credit of $5,146 that the Company has issued, available funds under the Credit Agreement were $41,830 at July 31, 2004. Overdraft balances were $19,634 at July 31, 2004 and $29,850 at October 31, 2003 and are included in accounts payable.

Note 7—Pension Matters

In accordance with SFAS No. 132R, the components of net periodic benefit cost (income) for the three and nine months ended July 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three months ended July 31, 2004	Three months ended July 31, 2003	Three months ended July 31, 2004	Three months ended July 31, 2003
Service cost	$861	$882	$9	$2
Interest cost	784	773	40	5
Expected return on plan assets	(657)	(478)	—	—
Recognized net actuarial loss	385	351	27	—
Amortization of prior service cost	83	83	(15)	(88)
Amortization of transition obligation	21	21	1	7

Net periodic benefit cost (income)	$1,477	$1,632	$62	$(74)

	Pension Benefits		Other Post-retirement Benefits
	Nine months ended July 31, 2004	Nine months ended July 31, 2003	Nine months ended July 31, 2004	Nine months ended July 31, 2003
Service cost	$2,583	$2,646	$27	$6
Interest cost	2,352	2,319	120	15
Expected return on plan assets	(1,971)	(1,434)	—	—
Recognized net actuarial loss	1,155	1,053	81	—
Amortization of prior service cost	249	249	(45)	(264)
Amortization of transition obligation	63	63	3	21

Net periodic benefit cost (income)	$4,431	$4,896	$186	$(222)

The total amount of Company pension plan contributions paid for the nine months ended July 31, 2004 was $6,146. The Company expects estimated pension plan contributions to be $1,185 for the remainder of fiscal 2004. Fiscal 2004 pension plan contributions have declined from the $16,935 levels funded in fiscal 2003. The funding levels of fiscal 2003, combined with improved investment performance, have resulted in improved funding ratios of pension plan assets to liabilities, which has lowered the contribution levels for fiscal year 2004.

Note 8—Equity Matters

Income Per Share

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock (“Common Stock”) outstanding during the period. The basic weighted average number of shares also includes the pro rata earned shares of Common Stock to be issued to the Company’s President and Chief Executive Officer in accordance with his employment agreement. In addition, the diluted income per share reflects the potential dilutive effect of the Company’s stock option plan and the unearned shares of Common Stock issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement.

The shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan and the shares of Common Stock issuable to the President and Chief Executive Officer are included in the diluted income per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted income per share computation for net income:

(Shares in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Income before cumulative effective of change in accounting	$3,841	$895	$13,311	$2,273
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(184)	(184)

Income available to common stockholders before cumulative effect of change in accounting	$3,780	$834	$13,127	$2,089

Net income	$3,841	$895	$13,311	$310
Less: Cumulative preferred stock dividend, as if declared	(61)	(61)	(184)	(184)

Net income available to common stockholders	$3,780	$834	$13,127	$126

Basic weighted average shares	15,705	15,307	15,596	15,198
Effect of dilutive securities:
Stock options	524	234	473	93
Chief Executive Officer compensation shares	68	116	63	73

Diluted weighted average shares	16,297	15,657	16,132	15,364

Basic income per share before cumulative effect of accounting change	$.24	$.05	$.84	$.14

Basic income per share	$.24	$.05	$.84	$.01

Diluted income per share before cumulative effect of accounting change	$.23	$.05	$.81	$.14

Diluted income per share	$.23	$.05	$.81	$.01

Executive Compensation

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive will receive an annual base salary, in arrears, in unrestricted shares of Common Stock for the first three years of the agreement. The number of shares to be issued is 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. The Company initially recorded the issuance of the total stock award of 900,000 shares of Common Stock as unearned compensation reducing stockholders’ equity by $1,530 for the value of the award at $1.70 per share, the market price of the Common Stock at the date of the agreement. The related compensation expense is being recognized over the service period during the first three years of the agreement. On January 31, 2003, in accordance with the agreement, the Company issued 350,000 shares of Common Stock for services rendered from the period February 1, 2002 through January 31, 2003, the first year of the agreement. On January 31, 2004, the Company issued 300,000 shares of Common Stock for services rendered from the period February 1, 2003 through January 31, 2004, the second year of the agreement. For the three and nine months ended July 31, 2004, respectively, the Company recorded, as compensation expense, $106 and $341. For the three and nine months ended July 31, 2003, respectively, the Company recorded, as compensation expense, $127 and $404.

Comprehensive Income

Comprehensive income amounted to $3,843 and $918, net of tax, for the three months ended July 31, 2004 and 2003, respectively, and $13,347 and $344, net of tax, for the nine months ended July 31, 2004 and 2003, respectively. The difference between net income and comprehensive income resulted from the change in the unrealized holding gain on available for sale securities.

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

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including capacity restraints, higher raw material costs and the weakening of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss.

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

Allowance for Doubtful Accounts. The Company evaluates the collectibility of accounts receivable based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the allowance for doubtful accounts is estimated based on historical experience of write-offs and the current financial condition of customers. The financial condition of the Company’s customers is dependent on, among other things, the general economic environment, which may substantially change, thereby affecting the recoverability of amounts due to the Company from its customers.

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

Deferred Tax Assets. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At October 31, 2003, a valuation allowance of $6,303 was recorded and the Company believes that amount remains appropriate at July 31, 2004.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on current facts, the Company believes there is currently no impairment to the Company’s long-lived assets.

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

Results of Operations

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

REVENUES. As noted above, the Company is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks. According to industry statistics, North American car and light truck production for the third quarter of fiscal 2004 was 4.1% behind the production of the third quarter of fiscal 2003. For the Company’s full fiscal 2004, North American car and light truck production is forecast to be 0.5% less than the production of fiscal 2003.

Another significant factor affecting the Company’s revenues is the Company’s ability to successfully bid on the production and supply of parts for models that will be newly introduced to the market by the Company’s customers. These new model introductions typically go through a start of production phase with build levels that are higher than normal because the consumer supply network is filled to ensure adequate supply to the market, resulting in an increase in the Company’s revenues at the beginning of the cycle.

The Company’s revenues in the third quarter of fiscal 2004 were $146,493, an increase of $12,847, or 9.6% ahead of sales of $133,646 in the third quarter of fiscal 2003. The Company’s sales increased over last year’s third quarter because of the favorable build levels of the models for which the Company supplies products in spite of the decline in the North American car and light truck production of 4.1% for the third quarter of fiscal 2004. The remainder of the Company’s sales increase was attributable to the production of new vehicle models that were introduced at the beginning of fiscal 2004. The Company did not previously provide parts for the predecessors of these new models. The third quarter of fiscal 2004 was also favorably affected by sales of parts for the heavy truck market, as heavy truck industry build increased year over year in the third quarter.

GROSS PROFIT. For the third quarter of fiscal 2004, gross profit of $16,995 was 11.6% of sales. This compares to gross profit of $13,743, or 10.3% of sales in the prior fiscal year third quarter. In the third quarter of fiscal 2004, gross margin was favorably affected by approximately $3,300 due to the effect of the increase in sales volume experienced during the quarter. In addition, the quarter was favorably affected by reduced manufacturing expenses of approximately $2,525 related to temporary work force reductions during the period. Offsetting these favorable factors was the increase in material contents of parts produced and the rising cost of materials, primarily steel, net of material cost increases recovered, in the amount of approximately $2,480.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $8,910 for the third quarter of fiscal 2004 were 6.1% of sales and $303 less than the selling, general and administrative expenses of the prior fiscal year third quarter. A year ago, these expenses were 6.9% of sales. This decrease in expenses on a dollar basis and percentage basis resulted from lower personnel and related benefit costs and no unusual or non-routine expenses being incurred, and this decrease on a percentage basis also resulted from increased revenues.

OTHER. Interest expense for the third quarter of fiscal 2004 was $2,007 compared to $2,666 in the previous fiscal year third quarter. Interest expenses declined as borrowed funds have been reduced between periods. Borrowed funds a year ago averaged $183,422 during the third quarter and the average borrowed funds of the third quarter of fiscal 2004 were $138,465. The effective interest rate increased from a weighted average rate of 4.83% a year ago to 4.86% in the third quarter of fiscal 2004. The decrease in borrowings was slightly offset by the increase in the effective rate of interest, which was a result of the completion of the Company’s new credit facility in January 2004.

Other income in the third quarter of fiscal 2004 amounted to $225 and represented primarily foreign currency translation gains experienced by the Company’s Mexican subsidiary while other expense in the third quarter of fiscal 2003 of $370 represented primarily foreign currency transaction losses experienced by the Company’s Mexican subsidiary.

The Company’s effective tax rate for the third quarter of fiscal 2004 was 39.3%. In the third quarter of fiscal 2003, the effective rate was 42.0%, which was higher due primarily to a dividend received by the Company in fiscal 2003 from the Company’s Mexican subsidiary.

Net income for the third quarter of fiscal 2004 was $3,841, or $.24 per share basic, and $.23 per share diluted. In the prior year third quarter, net income was $895, or $.05 per share, both basic and diluted.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

REVENUES. For the first nine months of fiscal 2004, the Company’s sales were $467,192 compared to $430,556 in the first nine-month period of fiscal 2003. Sales increased 8.5%, or $36,636 from sales in the first nine months of fiscal 2003. The Company’s sales increased in spite of a 0.6% decrease in North American car and light truck production during the first nine-month period of fiscal 2004 compared to fiscal 2003. The increase in sales was attributable to the new model introductions and their impact on production and Company sales for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, the build level and sales of parts for the vehicles that the Company currently supplies and the sales of parts for the strengthening heavy truck industry.

GROSS PROFIT. For the first nine months of fiscal 2004, gross profit was $56,245 or 12.0% of sales. Gross profit increased by $14,319 from the fiscal 2003 first nine-month gross profit of $41,926, which was 9.7% of sales. For the first nine months of fiscal 2004, gross margin improved by approximately $8,920 due to the increased sales volume. Margins were also aided by approximately $2,400 as a result of the net recovery of material cost increases, primarily raw materials. In spite of the increased level of manufacturing activity, manufacturing expenses declined by $2,600, primarily in the third quarter, compared to manufacturing expenses of the nine-month period of fiscal 2003. Work force adjustments and related personnel costs contributed to the decline in manufacturing costs.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES. For the first nine months of fiscal 2004, selling, general and administrative expenses were $27,354 compared to $29,139 in the comparable period of fiscal 2003. As a percentage of sales, these expenses were 5.9% for the first nine months of fiscal 2004 versus 6.8% in the previous year nine-month period. During the first nine months of fiscal 2004, the Company has gradually reduced manning and related personnel benefit costs from the levels incurred in the prior year nine-month period. The decrease in expenses on a dollar basis and percentage basis resulted from lower personnel costs in the first nine months of fiscal 2004 combined with spending controls, and the decrease on a percentage basis also resulted from increased revenues.

OTHER. Interest expense for the first nine months of fiscal 2004 was $6,930 compared to $9,244 in the first nine months of fiscal 2003, a decrease of $2,314. Consistent with the third quarter, interest expense declined as a result of the decline in borrowed funds and the decline in the effective interest rate incurred during the periods.

Other income for the first nine months of fiscal 2004 of $117 was comparable to $256 of other income recorded in the prior year nine-month period. No significant variations occurred.

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

In the first nine months of fiscal 2004, the Company’s effective tax rate was 39.8% compared to 42.0% in the first nine months of fiscal 2003. The prior year effective tax rate was greater than that of the current year primarily because of the aforementioned dividend that the Company received from its Mexican subsidiary.

Net income for the first nine months of fiscal 2004 was $13,311, or $.84 per share basic and $.81 per share diluted. In the prior year first nine months, the Company’s income before cumulative effect of accounting change was $2,273, or $.14 per share, basic and diluted. The cumulative effect of accounting change was $(1,963), or $(.13) per share basic and diluted, resulting in net income of $310, or $.01 per share, basic and diluted.

Liquidity and Capital Resources

On January 15, 2004, the Company entered a new Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders. The proceeds from the borrowings under the Credit Agreement were used to repay the borrowings of the former revolving credit facility and to fund the fees and related expenses of the new Credit Agreement.

The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009. Borrowings at July 31, 2004 were $8,400 under the revolving credit facility and $117,500 under the term loans.

The Credit Agreement requires the Company to observe several financial covenants. At July 31, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 3.50 to 1.00 and a minimum net worth equal to the sum of $95,000 plus 50% of consolidated net income since January 30, 2004. During the term of the Credit

Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements in financial performance. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At July 31, 2004, the Company was in compliance with the covenants of the Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Repayments of borrowings under the $50,000 term loan began in June 2004 and are due quarterly thereafter at $250 per quarter. A final payment of $47,500 is required at maturity. In March 2004, the Company began repaying its borrowings under the $75,000 term loan with a quarterly installment of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. At the conclusion of each fiscal year, the Company will be required to make mandatory prepayments equal to 50% of the Company’s excess cash flow, as defined in the Credit Agreement, if the Company’s leverage ratio is greater than 2.00 to 1.00. The Company does not anticipate a mandatory prepayment will be required for fiscal 2004.

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

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio divisions. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term . Principal payments begin in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year ended July 31,	Credit Agreement	Other Debt	Total
2005	$15,500	$831	$16,331
2006	16,500	409	16,909
2007	25,900	418	26,318
2008	14,750	430	15,180
2009	53,250	1,046	54,296

Total	$125,900	$3,134	$129,034

At July 31, 2004, total debt was $129,034 and total equity was $125,480, resulting in a capitalization rate of 51% debt, 49% equity. Current assets were $112,654 and current liabilities were $119,761, resulting in a working capital deficit of $7,107, which did not significantly affect the Company’s liquidity.

For the first nine months of fiscal 2004, net cash provided by operating activities was $48,811 compared to $56,182 in the first nine months of fiscal 2003. The decline in cash from operating activities resulted from the net result of the improvement of net income and non-cash items, offset by the impact of working capital changes described below. Net income of $13,311 in the first nine-months of fiscal 2004 compared to net income of $310 a year ago represents an improvement of $13,001. As the Company continues to generate net income, the tax provision represents, in part, the realization of deferred tax assets associated with the operating losses for prior fiscal years. Deferred taxes represent $6,488 of improvement in cash provided by operating activities.

Working capital changes provided funds of $1,276 in the first nine months of fiscal 2004 versus $28,265 in the previous fiscal year first nine months. Accounts receivable balances declined slightly since October 31, 2003 generating funds of $470. However, the Company changed the collection process for a portion of the receivables. Formerly, the Company accelerated the collection of certain of its accounts receivable through a discount program that resulted in collection of funds for certain customers approximately 30 days sooner than the Company’s standard credit terms with those customers. Beginning in February 2004, and coincidental with the Company entering into the Credit Agreement, the Company gradually returned to standard payment terms for a portion of these receivables. After a period of adjustment to these new terms, accounts receivable have stabilized as collections under the revised terms have been processed. In the first nine months of fiscal 2004, inventories continued to decline as the Company continues to emphasize improved inventory management techniques. Prepaids and other assets increased routinely as insurance contracts were renewed. Payables and other liabilities have decreased by $1,097 as a result of payments made. The prior fiscal year comparable period realized cash flow benefits from dramatically reducing both accounts receivable and inventory levels.

Capital expenditures in the first nine months fiscal 2004 were $11,117 compared to $17,036 in prior fiscal year nine-month period.

Financing activity cash flow in the first nine months of fiscal 2004 included the borrowings under the Credit Agreement and the use of proceeds of the borrowings to repay the former revolving credit agreement and to fund the financing costs associated with the Credit Agreement.

In March 2004, the Company began repaying its borrowings under the $75,000 term loan with a quarterly installment of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. Repayments of the $50,000 term loan began in June 2004 and are due quarterly thereafter at $250 per quarter. A final payment of $47,500 is required at maturity. Additionally, the Company will be funding $1,185 in pension plan contributions during the remaining three months of fiscal 2004, making total pension plan contributions in fiscal 2004 approximately $7,331. Fiscal year 2004 pension plan contributions have declined from the $16,935 levels funded in the prior fiscal year. The funding levels of fiscal 2003, combined with improved investment performance, have resulted in improved funding ratios of pension plan assets to liabilities, which has lowered the contribution levels being experienced in fiscal year 2004. The Company believes that it has the financial resources to fund these obligations in fiscal 2004. In the first nine months of fiscal 2004, the Company had capital expenditures of $11,117, and the Company believes that its remaining estimated capital budget of $8,883 is reasonable.

After considering letters of credit of $5,146 that the Company has issued, available funds under the Credit Agreement were $41,830 at July 31, 2004. The Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through July 31, 2005 and until the expiration of the revolving credit facility in January 2007, including capital expenditures, pension obligations and scheduled repayments of $15,500 in the aggregate under the Credit Agreement in accordance with the repayment terms. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability, of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the occurrence of any event or condition that may be deemed a material adverse effect under the Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of July 31, 2004, the Company had $125.9 million outstanding under the Credit Agreement. Based on July 31, 2004 debt levels, a 0.5% annual change in interest rates would have impacted interest expense by approximately $.2 million and $.4 million for the three and nine months ended July 31, 2004, respectively. The Company monitors its interest rate risk, but has not engaged in any hedging activities using derivative financial instruments to mitigate such risk at this time.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency contracts periodically. There were no foreign currency forward exchange contracts outstanding as of July 31, 2004. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 25, 2004, the Company furnished a Current Report on Form 8-K under Item 12 regarding the second quarter 2004 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham Chief Financial Officer

Date:	August 23, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.