Form 10-K
period 2004-10-31
SHILOH INDUSTRIES INC
filed 2004-12-22
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $7.53 per share as reported by the Nasdaq National Market, was approximately $34,859,593. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 17, 2004 was 15,662,736.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”).

INDEX TO ANNUAL REPORT

ON FORM 10-K

SHILOH INDUSTRIES, INC.

PART I

Item 1.    Business

General

Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company’s principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (302) 656-1950.

Shiloh is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. These engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness or coating that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. The Company has fifteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

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

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Holdings, Inc. (formerly known as MTD Products) is a significant stockholder of the Company. The purchase price included a cash payment and issuance of shares of Common Stock. After resolution of contingent purchase agreement terms and purchase price concessions, the purchase price of MTD Automotive amounted to $35.6 million and all adjustments to the purchase price have been reflected in the Company’s financial statements. A note payable to MTD Products in the amount of $4.0 million was satisfied by the issuance to MTD Products of 42,780 shares of Series A Preferred Stock in January 2002. In November 2004, pursuant to the terms of the Series A Preferred Stock, the Company elected to redeem the Series A Preferred Stock at the stated redemption value of $100.00 per share, and paid to MTD Holdings, Inc. approximately $4.5 million, which included dividends of $0.2 million for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 have been waived by agreement with MTD Products.

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2004	2003	2002
	(dollars in thousands)
Complex stampings and modular assemblies	$238,373	$266,638	$315,755
Engineered welded blanks	238,967	182,131	171,336
Blanking	104,632	85,463	81,543
Tools, dies, steel processing, scrap, and other	56,529	50,066	56,943

Total	$638,501	$584,298	$625,577

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

The Company produces steel blanks in its blanking operations. Blanking is a process in which flat-rolled steel is cut into precise two-dimensional shapes by passing steel through a press, employing a blanking die. These blanks, which are used principally by manufacturers in the automobile, heavy truck, and lawn and garden industries, are used by the Company’s automotive and heavy truck customers for automobile exterior and structural components, including fenders, hoods, doors and side panels, and heavy truck wheel rims and brake components and by the Company’s lawn and garden customers for lawn mower decks.

The Company also designs, engineers and produces precision tools and dies, and weld and secondary assembly equipment. To support the manufacturing process, the Company supplies or sources from third parties the tools and dies used in the blanking and stamping operations and the welding and secondary assembly equipment used to manufacture modular systems. Advanced technology is maintained to create products and processes that fulfill customers’ advanced product requirements. The Company has computerized most of the design and engineering portions of the tool and die production process to reduce production time and cost.

To a lesser extent, the Company provides the service of steel processing and processes flat-rolled steel principally for primary steel producers and manufacturers that require processed steel for end-product manufacturing purposes. The Company also processes flat-rolled steel for internal blanking and stamping operations. The Company either purchases hot-rolled, cold-rolled or coated steel from primary steel producers located throughout the Midwest or receives the steel on a toll-processing basis and does not acquire ownership of it. Cold-rolled and hot-rolled steel often go through additional processing operations to meet the requirements of end-product manufacturers. The Company’s additional processing operations include slitting, cutting-to-length, edge trimming, roller leveling and quality inspecting of flat-rolled steel.

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

The Company’s largest customer is General Motors Corporation (“General Motors”). The Company has been working with General Motors for more than 20 years and operates a vendor managed program to supply blanks, which program includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and, over the past five years, supplying engineered welded blanks. As a result of the acquisition of MTD Automotive in November 1999, Ford Motor Company (“Ford”) became another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies. The Company also does business with DaimlerChrysler AG (“DaimlerChrysler”), and over the years sales to DaimlerChrysler have grown to exceed 10% of consolidated revenues in fiscal 2004. The Company supplies DaimlerChrysler with engineered welded blanks, blanks, and deep draw stampings.

In fiscal 2004, General Motors, DaimlerChrysler and Ford accounted for approximately 38%, 11% and 10% of the Company’s revenues, respectively.

Sales and Marketing

The Company operates a sales and technical center in Auburn Hills, Michigan, which center is in close proximity to certain of its automotive customers. The sales and marketing organization is structured to efficiently service all of the Company’s key customers and directly market the Company’s automotive and steel processing products and services. The sales force is organized to enable the Company to target sales and marketing efforts at three distinct types of customers, which include OEM customers, Tier I suppliers and steel consumers and producers.

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

Raw Materials

The basic materials required for the Company’s operations are hot-rolled, cold-rolled and coated steel. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers’ steel buying programs. Under these programs, the Company purchases steel at the steel price that its customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the steel processing products and services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

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

Employees

As of November 26, 2004, the Company had approximately 2,080 employees. The employees at four of the subsidiaries, an aggregate of approximately 628 employees, are covered by four collective bargaining agreements that are due to expire in August 2005, June 2006, May 2007 and May 2010. The contract that expires in August 2005 covers 174 employees.

Backlog

A significant portion of the Company’s business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered technically firm. Backlog, therefore, is not a meaningful indicator of future performance.

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

ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its impact on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. As of October 31, 2003, all of the Company’s facilities were ISO 14001 certified. The Company has completed the certification process at each of its eleven manufacturing facilities for the latest and highest international quality standard for the automotive industry, ISO/TS 16949:2002. The Company believes this certification will be a market requirement for doing business in the future in the automotive industry.

Segment and Geographic Information

The Company conducts its business and reports its information as one operating segment—Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker as he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry. Certain manufacturing locations that produce products for automotive customers also perform toll processing for automotive customers.

Revenues from the Company’s foreign subsidiary in Mexico were $47.4 million, $46.7 million and $47.3 million for fiscal years 2004, 2003 and 2002, respectively. These revenues represent 7% of total revenues for fiscal year 2004 and 8% for fiscal years 2003 and 2002, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $20.4 million and $21.8 million at October 31, 2004 and 2003, respectively. The consolidated long-lived assets of the Company totaled $259.2 million and $277.6 million at October 31, 2004 and 2003, respectively.

Item 2.    Properties

The Company is a Delaware holding company that has fifteen wholly owned subsidiaries located in Ohio, Michigan, Georgia, Tennessee and Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company’s facilities, all of which are owned (except for its Auburn Hills, Michigan and Parma, Ohio facilities), are as follows:

Subsidiary	Facility Name	Location	Square Footage		Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000		1955	Blanking/Tool and Die Production

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	254,000		1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	232,000		2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000		1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000		1990	Other Steel Processing

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	250,000		1999	Complex Stamping and Modular Assembly

Shiloh Automotive, Inc.	Cleveland Manufacturing	Parma, Ohio	342,000	(1)	1999	Complex Stamping and Modular Assembly/ Administration

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000		1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000		1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Auburn Hills	Auburn Hills, Michigan	26,000	(2)	2000	Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500		1998	Blanking/Engineered Welded Blanks

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000		2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000		2000	Engineered Welded Blanks

(1)	The Parma facility is leased to the Company by MTD Products.
(2)	The Auburn Hills facility is leased to the Company.

Item 3.    Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Item 4A.    Executive Officers of the Company

The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings, Inc. (formerly known as MTD Products), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 65 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. From January 2001 to January 2002, he served as President of Strategic Partners International, LLC, a management consulting firm. From November 1999 to December 2000, Mr. Zampetis independently conducted research and performed certain consulting services. Previously, he had worked for 27 years at The Standard Products Company, a global manufacturer of rubber and plastic parts principally for automotive original equipment manufacturers, where he held various positions including President and Chief Operating Officer of World Wide Operations from 1991 to 1999, at which point Standard Products was sold to Cooper Tire. Mr. Zampetis is 59 years old.

Stephen E. Graham, Chief Financial Officer.    Mr. Graham was named Chief Financial Officer in October 2001. From February 2000 to October 2001, Mr. Graham served as Executive Vice President and Chief Financial Officer of Republic Technologies International, a steel manufacturing company that filed for bankruptcy in April 2001. From May 1996 to February 2000, Mr. Graham served as Vice President and Chief Financial Officer of Dura Automotive, a Tier I automotive supplier. Mr. Graham is 47 years old.

James F. Keys, Senior Vice President of Advanced Technology/Sales and Marketing.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. From January 2001 to May 2002, Mr. Keys served as Senior Partner of Strategic Partners International, LLC, a management consulting firm. Mr. Keys was self-employed during calendar year 2000. Mr. Keys worked for The Standard Products Company from 1971 through 1999, at which point Standard Products was sold to Cooper Tire. During 1999, Mr. Keys served as Executive Vice President of Research and Advanced Technology—Worldwide for Standard Products. From 1996 to 1999, Mr. Keys served as Executive Vice President—International Operations. Mr. Keys is 51 years old.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SHLO.” On December 17, 2004, the closing price for the Company’s Common Stock was $11.24 per share.

The Company’s Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2004 and 2003.

	2004		2003
Quarter	High	Low	High	Low
1st	$11.79	$4.35	$2.80	$1.87
2nd	$10.00	$6.99	$2.29	$1.45
3rd	$18.67	$7.05	$3.75	$1.74
4th	$16.44	$7.70	$5.15	$3.02

As of the close of business on December 17, 2004, there were 134 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company has not declared or paid any cash dividends on its Common Stock since its incorporation in April 1993. The Company currently intends to retain earnings and does not anticipate paying Common Stock dividends in the foreseeable future. Furthermore, the Company’s credit facility restricts the payment of any cash dividends on Common Stock.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2004 are derived from the audited consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended October 31,
(Amounts in thousands, except per share)	2004	2003	2002	2001	2000
STATEMENTS OF OPERATIONS DATA:
Revenues	$638,501	$584,298	$625,577	$662,447	$630,762

Operating income (loss)	$39,664	$21,345	$(6,897)	$(29,313)	$(8,067)

Income (loss) before cumulative effect of accounting change	$18,759	$5,576	$(26,756)	$(35,482)	$(13,031)
Cumulative effect of accounting change	—	(1,963)	—	—	—

Net income (loss)	$18,759	$3,613	$(26,756)	$(35,482)	$(13,031)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$1.18	$0.35	$(1.81)	$(2.40)	$(0.91)
Cumulative effect of accounting change	—	(0.13)	—	—	—

Net income (loss)	$1.18	$0.22	$(1.81)	$(2.40)	$(0.91)

Basic weighted average number of common shares	15,646	15,246	14,887	14,798	14,290

Diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$1.15	$0.35	$(1.81)	$(2.40)	$(0.91)
Cumulative effect of accounting change	—	(0.13)	—	—	—

Net income (loss)	$1.15	$0.22	$(1.81)	$(2.40)	$(0.91)

Diluted weighted average number of common shares	16,156	15,482	14,887	14,798	14,290

OTHER DATA:
Capital expenditures	$13,945	$22,123	$16,964	$41,172	$66,191
Depreciation and amortization	33,137	29,590	29,050	28,164	23,819

BALANCE SHEET DATA:
Working capital (deficit)	$1,448	$(13,657)	$45,287	$87,029	$138,963
Total assets	399,181	389,205	448,355	529,460	572,107
Total long-term debt	100,329	137,838	209,955	268,545	251,545
Other long-term obligations	30,803	14,999	18,999	33,032	30,979
Stockholders’ equity	129,561	111,155	107,650	131,687	178,996

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Sustainable Business Model

The following narrative, which includes, among other things, a description of the results of operations of the Company for fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002, reports significant variations and improvements in the Company’s recent results. These results are the outcome of instituting a new sustainable business model for the Company built upon the concepts of process characterization and process optimization throughout the organization. Process characterization is based on self analysis of the business processes of the Company by the process owners, who are the people in the organization responsible for the success or failure of that process. Process characterization represents the response to seeking a way to perform a business process in a more productive or efficient manner. Logically applying these steps requires establishing priorities in order that the most serious and rewarding issues are addressed sooner rather than later. Examples of the application of the concepts of process characterization and process optimization include identifying and overcoming causes of equipment downtime, reducing die changeover time, coil yield analysis, and obstacles to the accurate transmission of electronic data interchange.

The objective of instituting these concepts was to stabilize the Company and to achieve quality and productivity improvements in all processes of the Company’s business, including plant operations and administrative functions. Since inception of the new business model in mid-year of fiscal 2002, the Company has been exiting unprofitable and non-strategic businesses and has achieved manufacturing cost reductions, launched new products, improved gross margins and reduced administrative costs. These efforts have led to improved working capital management and reduced cash requirements as well as contributed to positive cash generation and debt reduction.

The application of the Company’s sustainable business model continues to be the focus of the Company’s management for fiscal 2005. During fiscal 2003, once stabilized, the Company began the process of renewal, capitalizing on its key capabilities. This phase continued throughout 2004. Fiscal 2005 begins with the renewal phase continuing and leading to an emphasis on profitable growth during 2005 and beyond. As noted below under “Forward-Looking Statements,” the future success of the Company depends upon, among other factors, continuing to successfully institute this strategic initiative.

General

The Company is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependant upon the North American production of automobiles and light trucks. According to industry statistics, North American car and light truck production for fiscal 2004 was 0.7% behind the production of fiscal 2003.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At October 31, 2004, the Company’s blanking and engineered welded blank facilities were operating at approximately 72% capacity while the stamping and assembly facilities were operating at approximately 40% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependant upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Changes in the price of scrap steel can have a significant effect on the Company’s results of operations because substantially all of its operations generate engineered scrap steel. Engineered scrap steel is a planned by-product of the Company’s processing operations, and proceeds from the disposition of scrap steel contribute to gross margin by offsetting the increases in the cost of steel and the attendant costs of quality and availability. Changes in the price of steel impact the Company’s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers.

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

Impairment of Long-lived Assets.    The Company’s long-lived assets primarily include property, plant and equipment. If an indicator of impairment exists for certain groups of property, plant and equipment, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying value. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying value exceeds the fair value of the assets, then an impairment charge is recognized for the difference.

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

Group Insurance and Workers’ Compensation Accruals.    The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds with maturities of at least ten years as of year-end. Based upon this analysis, the Company reduced the discount rate used to measure its pension and post-retirement liabilities to 6.00% at October 31, 2004 from 6.25% at October 31, 2003. A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $215,000.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $86,000.

The Company’s investment policy for assets of the plans is to maintain an allocation generally of 40 to 60 percent in equity securities and 40 to 60 percent in debt securities. Additionally real estate investments are permitted to range between zero to ten percent. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

For the twelve months ended October 31, 2004, the actual return on pension plans’ assets for three of the Company’s plans approximated 8.5% to 10.2% and for the twelve months ended March 31, 2004, the actual return on the Company’s fourth pension plan’s assets was approximately 24.0%, which, in each case, was a higher rate of return than the 7.25% to 8.00% expected rates of return on plan assets used to derive pension expense. The higher actual return on plans assets reflects the recovery of the equity markets experienced in 2003 and 2004 from the depressed levels, which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its plan assets at 7.25% to 8.00%, the same assumption used to derive fiscal 2004 expense.

If the fair value of the pension plans’ assets are below the plans’ accumulated benefit obligation (“ABO”), the Company is required to record a minimum liability. If the amount of the ABO in excess of the fair value of plan assets is large enough, the Company may be required, by law to make additional contributions to the pension plans. Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.

Results of Operations

Year Ended October 31, 2004 Compared to Year Ended October 31, 2003

Revenues.    Sales for fiscal 2004 were $638,501 compared to sales of $584,298 for fiscal 2003, an increase of $54,203, or 9.3%. The Company’s sales increased over last year because of the favorable build levels of the models for which the Company supplies products in spite of the decline in North American car and light truck production of 0.7% in fiscal 2004. The remainder of the Company’s sales increase was attributable to the production of new vehicle models that were introduced during fiscal 2004. The Company did not previously provide parts for the predecessors of these new models. New models launched during fiscal 2004 for which the Company supplied parts included the Chevrolet Malibu and Cobalt, Pontiac G6, Dodge Durango, Ford Mustang, and Nissan Frontier, Pathfinder and Xterra. Fiscal 2004 was also favorably affected by sales of parts for the heavy truck market because heavy truck industry build increased year-over-year.

Gross Profit.    Gross profit for fiscal 2004 was $76,419, an increase of $18,901 over the gross profit of fiscal 2003. As a percentage of sales, gross profit in fiscal 2004 was 12.0% compared to 9.8% in fiscal 2003, an improvement of 2.2 percentage points. For fiscal 2004, gross margin improved by approximately $11,510 due to the increased sales experienced in fiscal 2004 compared to the prior year. Gross margin was also favorably impacted by approximately $3,930 that resulted from the net recovery of material cost increases. Manufacturing expenses in fiscal 2004 were $3,548 less than manufacturing expenses of fiscal 2003. The decline in manufacturing expenses was partially attributable to personnel reductions and a decline in personnel-related expenses as the Company continues to improve productivity, offset by increased depreciation expenses. During the fourth quarter of fiscal 2004, the Company completed an inventory of its fixed assets and recorded an adjustment to depreciation expense of $1,356 to remove fixed assets that were previously scrapped or otherwise retired from service. This adjustment plus the depreciation of fixed asset additions of earlier years resulted in increased depreciation expense.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $36,755, or 5.8% of fiscal 2004 sales, compared to $36,173, or 6.2% of sales in fiscal 2003, an increase of $582. The increase in these expenses on an absolute dollar basis was not the result of any one significant factor, and no unusual or non-routine expenses were incurred. With selling, general, and administrative expenses remaining steady between years and with increasing sales, these expenses have declined as a percent of sales between fiscal years.

Other.    Interest expense for fiscal 2004 was $8,810 compared to $11,792 a year ago, an improvement of $2,982. The Company’s weighted average interest rate on borrowed funds was 4.89% for fiscal 2004 versus 5.02% for fiscal 2003. The improved effective interest rate and a lower level of borrowed funds during fiscal 2004 compared to fiscal 2003 combined to result in the lower level of interest expense. Borrowed funds a year ago averaged $190,700 during fiscal 2003 and the average borrowed funds of fiscal 2004 were $141,063.

Other income (expense) was income of $226 in fiscal 2004 compared to expense of $207 in fiscal 2003. Income in fiscal 2004 was primarily the result of foreign currency transaction gains, while the expense in 2003 represented losses on disposal of several fixed assets.

The provision for income taxes in fiscal 2004 was $12,426, resulting in an effective tax rate of 39.8%. The fiscal 2003 provision for income taxes was $3,898 on pre-tax income of $9,474 before consideration of the cumulative effect of an accounting change, resulting in an effective tax rate of 41.1%. The fiscal 2003 effective tax rate was greater than that of the fiscal 2004 effective tax rate because of a dividend received from the Company’s Mexican subsidiary, which dividend did not occur in fiscal 2004.

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company recorded a charge of $3,021 to record the impairment of goodwill associated with a division of the Company. The related tax benefit of the charge was $1,058 resulting in an after-tax expense of $1,963. The Company has no other assets impacted by SFAS No. 142.

Net Income (Loss).    The net income for fiscal 2004 of $18,759 was $15,146 more than the net income of $3,613 for the comparable period in fiscal 2003.

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

Gross Profit.    Gross profit for fiscal 2003 was $57,518, an increase of $11,164 over the gross profit of fiscal 2002. As a percentage of sales, gross profit in fiscal 2003 was 9.8% compared to 7.4% in fiscal 2002, an improvement of 2.4 percentage points. Overall, material costs decreased by $23,990 from the fiscal 2002 levels representing the material content of the sales decline noted above. This decrease was partially offset by a $1,238 increase in material costs due to the effect of increasing material content of the fiscal year 2003 sales. Manufacturing expenses in fiscal 2003 were $185,838 compared to $215,636 in fiscal 2002, a decrease of $29,798. Of this amount, $4,588 related to the manufacturing expenses of the business units of the Company that were operating for a portion of fiscal 2002 before their closure. The remainder of the decline in manufacturing expenses relates to the improved manufacturing process efficiencies and productivity, improved quality resulting in reduced waste costs and cost control throughout the Company’s manufacturing plants. Waste costs, which are classified as manufacturing expenses and which include scrap, rework, overtime, excess transportation and customer chargebacks, declined by $7,400 from fiscal 2002. Reduced sales and the related decline in material combined with reduced manufacturing expenses resulted in the improvement of $11,164 of gross profit and the improved rate of profitability.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $36,173, or 6.2% of fiscal 2003 sales, compared to $43,806, or 7.0% of fiscal 2002 sales, a decrease of $7,633. Of the decrease, $1,106 was due to the absence of expenses in fiscal 2003 related to those business units of the Company that were operating for a portion of fiscal 2002. The remainder of the decreased expenses was caused by reduced personnel and related benefits and travel costs of approximately $1,400, year-end adjustments in fiscal 2002 for pension plan curtailment expenses of $1,560, provision for bad debt recorded in 2002 of $1,320 and reduced spending levels of $2,247.

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

The provision for income taxes in fiscal 2003 was $3,898 on pre-tax income of $9,474 before consideration of the cumulative effect of an accounting change, resulting in an effective tax rate of 41.1%. The benefit for income taxes in fiscal 2002 was $9,459 on a pre-tax loss of $36,215, resulting in an effective tax rate of 26.1%. Compared to fiscal 2002, the effective tax rate for fiscal 2003 was closer to the expected statutory rate. Fiscal 2003 did not include transactions such as the VCS LLC loss for which no tax benefit was recognized on the capital loss portion.

In the first quarter of fiscal 2003, the Company adopted SFAS No. 142. The Company recorded a charge of $3,021 to record the impairment of goodwill associated with a division of the Company. The related tax benefit of the charge was $1,058 resulting in an after-tax expense of $1,963. A similar charge was not recorded in fiscal 2002.

Net Income (Loss).    The net income for fiscal 2003 of $3,613 was $30,369 more than the net loss of $26,756 for the comparable period in fiscal 2002. The increase in the net income was the result of the factors described above.

Liquidity And Capital Resources

On January 15, 2004, the Company entered a Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders. The proceeds of the Credit Agreement were used to repay the borrowings of the former revolving credit facility and to fund the fees and related expenses of the Credit Agreement.

The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009. Borrowings at October 31, 2004 were $113,875 under the term loans, and no funds were borrowed under the revolving credit facility.

The Credit Agreement requires the Company to observe several financial covenants. At October 31, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $95,000 plus 50% of consolidated net income since January 31, 2004. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements in financial performance. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At October 31, 2004, the Company was in compliance with the covenants of the Credit Agreement.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle National Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2004, the interest rate for the revolving credit facility was LIBOR plus 2.50% and the interest rate of the $75,000 term loan was LIBOR plus 2,75%. The margins for the revolving credit facility and $75,000 term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Credit Agreement. At October 31, 2004, the interest rate of the $50,000 term loan was at LIBOR plus 4.00%. The margin under the $50,000 term loan decreased by 0.5% from the rate at origination because the Company’s senior debt ratings from Moody’s Investor Services and Standard and Poor’s improved.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Repayments of borrowings under the $50,000 term loan began in June 2004 and are due semi-annually thereafter at $250 each six months. A final payment of $47,500 is required at maturity. In March 2004, the Company began repaying its borrowings under the $75,000 term loan with a quarterly installment of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. Within four months of the conclusion of each fiscal year, the Company is required to make mandatory prepayments equal to 50% of the Company’s excess cash flow, as defined in the Credit Agreement, if the Company’s leverage ratio is greater than 2.00 to 1.00. The Company is not required to make a mandatory prepayment for fiscal 2004.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable. However, the Company does not anticipate at this time any change in business conditions or operations that could be deemed as a material adverse change by the lenders.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments required for the first year of the term. Principal payments begin in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2005	$15,750	$641	$16,391
2006	16,750	420	17,170
2007	17,750	432	18,182
2008	13,125	389	13,514
2009	50,500	343	50,843
2010 and thereafter	—	620	620

Total	$113,875	$2,845	$116,720

At October 31, 2004, total debt was $116,720 and total equity was $129,561, resulting in a capitalization rate of 47% debt, 53% equity. Current assets were $139,936 and current liabilities were $138,488, resulting in working capital of $1,448.

In fiscal 2004, the Company continued to generate cash flow in excess of capital expenditure requirements, scheduled debt repayments, and pension funding requirements, and applied the excess to reduction of debt. Bank borrowings declined from $148,600 at October 31, 2003 to $113,875 at October 31, 2004. Net cash provided by operating activities for fiscal 2004 was $82,252 as compared to $71,100 for fiscal 2003. The improvement in cash from operating activities resulted from the improvement of net income and non-cash items, offset by the impact of working capital changes described below. Net income of $18,759 in fiscal 2004 compared to net income of $3,613 a year ago represents an improvement of $15,146. As the Company continues to generate net income, the tax provision represents, in part, the realization of deferred tax assets associated with the operating losses for prior fiscal years. Deferred taxes represent $7,313 of improvement in cash provided by operating activities.

Working capital changes provided funds of $17,104 in fiscal 2004 versus $29,907 in the previous fiscal year. Accounts receivable balances increased $20,241 since October 31, 2003. The Company changed the collection process for a portion of its receivables during fiscal 2004. Formerly, the Company accelerated the collection of certain of its accounts receivable through a discount program that resulted in collection of funds for certain customers approximately 30 days sooner than the Company’s standard credit terms with those customers. Beginning in February 2004, and coincidental with the Company entering into the Credit Agreement, the Company gradually returned to standard payment terms for a portion of these receivables. This trend will continue through the first quarter of fiscal 2005. In fiscal 2004, inventories continued to decline as the Company continues to emphasize improved inventory management techniques. Prepaids and other assets increased routinely as insurance contracts were renewed. Payables and other liabilities have increased by $36,945 but net of the change in overdraft balances of $29,850 (included in cash flows from financing activities), payables and other liabilities have increased by $7,095. The increase was in line with the level of manufacturing activity being experienced by the Company. At October 31, 2004, the Company had no borrowings outstanding under the revolving portion of the Credit Agreement. Although the Company had sufficient cash on hand, funds were not used to deviate from scheduled repayments of the five-year term loans in order to preserve liquidity. Cash on hand was adequate to offset payments to suppliers outstanding at year end, and, therefore, overdraft balances were $0 at year end. The Company expects cash flows to be sufficient to continue with no funds borrowed under the revolving portion of the Credit Agreement into January 2005. Fiscal year 2003 realized cash flow benefits from dramatically reducing both accounts receivable and inventory levels that were the result of the Company’s emphasis on improving working capital positions.

Net cash used in investing activities for fiscal 2004 was $13,893 compared to net cash used by investing activities of $20,854 for fiscal 2003. Fiscal 2004 capital expenditures of $13,945 were below the levels of recent prior years on reduced requirements for new customer programs and the Company’s emphasis on capital efficiency.

Net cash used in financing activities was $65,447 in fiscal 2004 compared to $51,476 in fiscal 2003. During fiscal 2004, the Company borrowed under the Credit Agreement and used the proceeds of borrowings to repay the former credit facility and to fund the financing costs associated with the Credit Agreement. During fiscal 2003, the Company also used excess cash primarily to reduce borrowings under the former credit agreement.

In May 2002, the Company issued two 9.0% promissory notes to two directors of the Company, who are also officers of MTD Holdings, Inc. and MTD Products, in the aggregate principal amount of $460. These notes were due May 1, 2004 and were repaid on such date.

In November 2004, the Company elected to redeem the Series A Preferred Stock in accordance with its terms, and paid to MTD Holdings, Inc. (formerly known as MTD Products) $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 have been waived by agreement with MTD Products.

The Company’s estimated capital expenditures for fiscal 2005 are approximately $24,600. The capital expenditures in fiscal 2005 are for the support of current and new business, expected increases in existing business and enhancements of productivity.

The total amount of Company pension plan contributions paid for fiscal 2004 was $7,331. Fiscal 2004 pension plan contributions declined $9,604 from the level funded in fiscal 2003. The funding levels of fiscal 2003, combined with improved investment performance, resulted in improved funding ratios of pension plan assets to liabilities, which lowered the contribution levels for fiscal year 2004. The Company estimates fiscal 2005 funding requirements to be $10,705.

After considering letters of credit of $5,146 that the Company has issued, available funds under the Credit Agreement were $50,124 at October 31, 2004. The Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through October 31, 2005 and until the expiration of the revolving credit facility in January 2007, including capital expenditures, pension obligations and scheduled repayments of $15,750 in the aggregate under the Credit Agreement in accordance with the repayment terms, plus repayments of $641 on its other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change and thereby result in declaring borrowed amounts as immediately due and payable.

During fiscal 2004, the Company entered into an unconditional purchase obligation for transportation services and paid $1,411 in fiscal 2004 under the terms of the agreement, which calls for a fixed weekly fee plus an additional charge based upon mileage. During fiscal years 2005, 2006 and 2007 the agreement requires minimum purchases of $1,449, $1,449 and $956, respectively.

As of October 31, 2004, the Company has $6,684 of commitments for capital expenditures as of October 31, 2004 and commitments under non-cancelable operating leases aggregating $21,609 and $388 under capital lease obligations.

The following table reflects the Company’s contractual obligations and commercial commitments as of October 31, 2004. Commercial commitments include standby letters of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by the Company.

Contractual Obligations and Commitments

(amounts in thousands)

	Total	Payment due by period
		2005	2006	2007	2008	2009	2010 and thereafter
Insurance broker financing agreement	$457	$457	$—	$—	$—	$—	$—
Credit facility	113,875	15,750	16,750	17,750	13,125	50,500	—
Purchase obligations	3,854	1,449	1,449	956	—	—	—
Capital leases, including interest	405	114	114	114	59	4	—
Operating leases	21,609	6,238	4,246	3,235	3,144	3,126	1,620
Current funding for pension and post-retirement benefits	10,705	10,705	—	—	—	—	—
Other long-term obligations, including interest	2,204	106	365	365	365	365	638

Total contractual obligations	$153,109	$34,819	$22,924	$22,420	$16,693	$53,995	$2,258

Capital expenditure commitments	$6,684	$6,684	$—	$—	$—	$—	$—
Letters of credit	5,146	5,146	—	—	—	—	—

Total commitments	$11,830	$11,830	$—	$—	$—	$—	$—

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

In December 2003, the FASB issued SFAS No.132-Revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). The revised statement increases the existing generally accepted accounting disclosure requirements by requiring more details about pension plans assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures for fiscal years ending after December 15, 2003. SFAS No. 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Because SFAS No. 132R only revises disclosure requirements, it did not have an impact on the Company’s financial position or results of operations.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The FASB issued Staff Position No. FAS 106-1 (“FSP FAS 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and FASB Staff Position No. FAS 106-2 (“FSP FAS 106-2”), which supercedes FSP FAS 106-1. FSP FAS 106-2 applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, FSP FAS 106-2 concludes that the plan sponsors should follow SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in accounting for the effects of the Act. The Company has determined that prescription drug benefits provided by its plan are unlikely to qualify for federal subsidy based on the plan’s current provisions.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the fourth quarter of fiscal 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

Forward-looking Statements

Certain statement made by Shiloh Industries, Inc. in this Annual Report on Form 10-K regarding the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales or earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the occurrence of any event or condition that may be deemed a material adverse effect under the Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of October 31, 2004, the Company had no amounts outstanding under its revolving credit facility. Based on October 31, 2004 debt levels, a 0.5% annual change in interest rates would impact interest expense by approximately $353 annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk at this time.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. There were no foreign currency forward exchange contracts outstanding at October 31, 2004. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 8.    Financial Statements and Supplementary Data

The following Financial Statement Schedule for the three years ended October 31, 2004 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	60

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheet of Shiloh Industries, Inc. and subsidiaries as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

Cleveland, Ohio

December 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and its subsidiaries at October 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective November 1, 2002.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

January 22, 2004

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	October 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$3,470	$558
Accounts receivable, net	82,807	64,224
Related party accounts receivable	5,020	3,362
Income tax receivable	351	501
Inventories, net	37,180	38,150
Deferred income taxes	8,907	2,069
Prepaid expenses	2,201	2,692

Total current assets	139,936	111,556

Property, plant and equipment, net	252,643	272,342
Other assets	6,602	5,307

Total assets	$399,181	$389,205

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$16,391	$12,137
Accounts payable	82,637	84,156
Other accrued expenses	39,460	28,920

Total current liabilities	138,488	125,213

Long-term debt	100,329	137,838
Deferred income taxes	18,902	2,311
Long-term benefit liabilities	11,228	11,262
Other liabilities	673	1,426

Total liabilities	269,620	278,050

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; 42,780 shares issued and outstanding at October 31, 2004 and 2003	1	1
Preferred stock paid-in capital	4,044	4,044
Common stock, par value $.01 per share; 25,000,000 shares authorized; 15,652,071 and 15,210,250 shares issued and outstanding at October 31, 2004 and 2003, respectively	157	152
Common stock paid-in capital	57,428	56,686
Retained earnings	85,153	66,640
Unearned compensation	(106)	(553)
Accumulated other comprehensive loss:
Minimum pension liability	(17,214)	(15,871)
Unrealized holding gain (loss)	98	56

Total stockholders’ equity	129,561	111,155

Total liabilities and stockholders’ equity	$399,181	$389,205

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Years Ended October 31,
	2004	2003	2002
Revenues	$638,501	$584,298	$625,577
Cost of sales	562,082	526,780	579,223

Gross profit	76,419	57,518	46,354
Selling, general and administrative expenses	36,755	36,173	43,806
Asset impairment charges	—	—	8,561
Restructuring charges	—	—	884

Operating income (loss)	39,664	21,345	(6,897)
Interest expense	8,810	11,792	17,237
Interest income	105	128	115
Other income (expense), net	226	(207)	272

Income (loss) before equity in net losses of minority owned company and income taxes	31,185	9,474	(23,747)
Equity in net losses of minority owned company	—	—	(12,468)

Income (loss) before income taxes and cumulative effect of accounting change	31,185	9,474	(36,215)
Provision (benefit) for income taxes	12,426	3,898	(9,459)

Income (loss) before cumulative effect of accounting change	18,759	5,576	(26,756)
Cumulative effect of accounting change, net of income tax benefit of $1,058	—	(1,963)	—

Net income (loss)	$18,759	$3,613	$(26,756)

Earnings (loss) per share:
Basic earnings (loss) per share available to common stockholders before cumulative effect of accounting change	$1.18	$0.35	$(1.81)
Cumulative effect of accounting change per share	—	(0.13)	—

Basic earnings (loss) per share	$1.18	$0.22	$(1.81)

Weighted average number of common shares	15,646	15,246	14,887

Diluted earnings (loss) per share available to common stockholders before cumulative effect of accounting change per share	$1.15	$0.35	$(1.81)
Cumulative effect of accounting change per share	—	(0.13)	—

Diluted earnings (loss) per share	$1.15	$0.22	$(1.81)

Weighted average number of common shares	16,156	15,482	14,887

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended October 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,759	$3,613	$(26,756)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	33,137	29,590	29,050
Amortization of unearned compensation	447	531	446
Amortization of deferred financing costs	1,380	1,390	2,184
Cumulative effect of change in accounting	—	1,963	—
Asset impairment charges	—	—	8,561
Equity in net losses of minority owned company	—	—	12,468
Non-cash restructuring charges	—	—	(234)
Deferred income taxes	10,879	3,566	11,068
Tax benefit on employee stock options and stock compensation	289	—	—
Loss on sale of assets	257	540	556
Changes in operating assets and liabilities, net of working capital changes resulting from acquisitions:
Accounts receivable	(20,241)	12,241	14,184
Inventories	970	24,005	(3,626)
Prepaids and other assets	624	74	4,971
Payables and other liabilities	35,602	(13,088)	190
Accrued income taxes	149	6,675	(4,601)

Net cash provided by operating activities	82,252	71,100	48,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,945)	(22,123)	(16,964)
Proceeds from sale of assets	52	50	20,508
Purchase of investment securities	—	(253)	(252)
Acquisitions, net of cash	—	1,472	1,326

Net cash (used in) provided by investing activities	(13,893)	(20,854)	4,618

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	817	829	703
Repayments of short-term borrowings	(809)	(843)	(236)
Repayment of promissory notes to related parties	(460)	—	—
Payment of capital lease	(101)	(31)	—
(Decrease) increase in overdraft balances	(29,850)	9,052	(120)
Proceeds from long-term borrowings	191,300	49,100	233,860
Repayments of long-term borrowings	(224,025)	(109,600)	(288,800)
Proceeds from exercise of stock options	457	107	—
Payment of deferred financing costs	(2,776)	(90)	(1,413)

Net cash (used in) provided by financing activities	(65,447)	(51,476)	(56,006)

Net (decrease) increase in cash and cash equivalents	2,912	(1,230)	(2,927)
Cash and cash equivalents at beginning of year	558	1,788	4,715

Cash and cash equivalents at end of year	$3,470	$558	$1,788

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Preferred Stock ($.01 Par Value)	Preferred Stock Paid- In Capital	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
October 31, 2001	$—	$—	$148	$53,924	$89,783	$—	$(12,168)	$131,687
Net loss	—	—	—	—	(26,756)	—	—	(26,756)
Minimum pension liability, net of tax of $1,807	—	—	—	—	—	—	(2,899)	(2,899)
Unrealized holding loss	—	—	—	—	—	—	(2)	(2)

Comprehensive loss	—	—	—	—	—	—	—	(29,657)
Issuance of preferred shares	1	4,044	—	—	—	—	—	4,045
Related party transactions with MTD Products Inc, net of tax of $782	—	—	—	1,129	—	—	—	1,129
Unearned compensation	—	—	—	1,530	—	(1,084)	—	446

October 31, 2002	1	4,044	148	56,583	63,027	(1,084)	(15,069)	107,650
Net income	—	—	—	—	3,613	—	—	3,613
Minimum pension liability, net of tax of $501	—	—	—	—	—	—	(804)	(804)
Unrealized holding gain	—	—	—	—	—	—	58	58

Comprehensive income	—	—	—	—	—	—	—	2,867
Exercise of stock options	—	—	1	106	—	—	—	107
Issuance of common stock in connection with unearned compensation	—	—	3	(3)	—	—	—	—
Unearned compensation	—	—	—	—	—	531	—	531

October 31, 2003	1	4,044	152	56,686	66,640	(553)	(15,815)	111,155
Net income	—	—	—	—	18,759	—	—	18,759
Minimum pension liability, net of tax of $837	—	—	—	—	—	—	(1,343)	(1,343)
Unrealized holding gain	—	—	—	—	—	—	42	42

Comprehensive income	—	—	—	—	—	—	—	17,458
Preferred dividends declared	—	—	—	—	(246)	—	—	(246)
Exercise of stock options	—	—	2	617	—	—	—	619
Issuance of common stock in connection with unearned compensation	—	—	3	125	—	—	—	128
Unearned compensation	—	—	—	—	—	447	—	447

October 31, 2004	$1	$4,044	$157	$57,428	$85,153	$(106)	$(17,116)	$129,561

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

General

Shiloh is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. These engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness, or coating that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, cutting-to-length, slitting and edge trimming of hot and cold-rolled steel coils for automotive and steel industry customers. The Company has fifteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

Principles of Consolidation

The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly owned and majority-owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility of revenue is reasonably assured. The Company generally records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments are recognized in the period when such amounts become probable.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, while major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from five to twelve years for furniture and fixtures and machinery and equipment, or if the assets are dedicated to a customer program, over the estimated life of that program, fifteen to twenty years for land improvements and thirty to forty years for buildings and their related improvements. Prospectively, the Company has revised useful lives to twenty years for buildings and improvements, and ten years for land improvements. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.

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

Stock-Based Compensation

In accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”), the Company has elected to continue applying the intrinsic value approach under the Accounting Principle Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the exercise price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	2004	2003	2002
Net income (loss), as reported	$18,759	$3,613	$(26,756)
Less: Cumulative preferred stock dividend, as if declared	(246)	(246)	(184)
Add back: Stock-based compensation expense, net of tax, as reported	268	313	330
Less: Stock-based compensation expense, net of tax, pro forma	(604)	(467)	(438)

Pro forma net income (loss)	$18,177	$3,213	$(27,048)

Basic net income (loss) per share—as reported	$1.18	$0.22	$(1.81)
Basic net income (loss) per share—pro forma	$1.16	$0.21	$(1.82)
Diluted net income (loss) per share—as reported	$1.15	$0.22	$(1.81)
Diluted net income (loss) per share—pro forma	$1.13	$0.21	$(1.82)

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company utilizes the asset and liability method in accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers the impact of all events including enactment of changes in the tax law or rates. The Company establishes valuation allowances against deferred tax assets whenever it is more likely than not that such deferred tax assets will not be realized.

Impairment and Restructuring Charges

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could cause an impairment include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During fiscal 2002, the Company recorded restructuring charges in accordance with Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” There were no restructuring charges incurred in fiscal 2004 and 2003.

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

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2004	2003	2002
Cash paid for:
Interest	$7,567	$10,103	$15,897
Income taxes, net of refunds	$1,387	$(7,411)	$(15,756)
Non-cash investing and financing activities:
Accounts receivable from purchase business combinations	$—	$—	$1,472
Preferred stock issued in a purchase business combination	$—	$—	$4,045
Purchase of assets under capital lease	$22	$—	$493

Concentration of Credit Risk

The Company sells products to customers primarily in the automotive and heavy truck industries. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers’ financial condition. The

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance for non-collection of accounts receivable is based on the expected collectibility of all accounts receivable. Losses have historically been within management’s expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 16—Business Segment Information for discussion of concentration of revenues.

As of October 31, 2004, the Company had approximately 2,100 employees. The employees at four of its subsidiaries, a total of approximately 630 employees, are covered by four collective bargaining agreements that are due to expire in August 2005, June 2006, May 2007 and May 2010. The agreement that expires in August 2005 covers 176 employees at October 31, 2004.

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

As of October 31, 2004 and 2003, the Company had outstanding letters of credit of $5,146 and $5,173, respectively, which approximates fair value.

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The Company enters into agreements to manage certain exposures to fluctuations in foreign currency exchange rates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of October 31, 2004, there were no foreign currency forward exchange contracts outstanding.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the FASB issued SFAS No.132-Revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). The revised statement increases the existing generally accepted accounting disclosure requirements by requiring more details about pension plans assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures for fiscal years ending after December 15, 2003. SFAS No. 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Because SFAS No. 132R only revises disclosure requirements, it did not have an impact on the Company’s financial position or results of operations.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The FASB issued Staff Position No. FAS 106-1 (“FSP FAS 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and FASB Staff Position No. FAS 106-2 (“FSP FAS 106-2”), which supercedes FSP FAS 106-1. FSP FAS 106-2 applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, FSP FAS 106-2 concludes that the plan sponsors should follow SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in accounting for the effects of the Act. The Company has determined that prescription drug benefits provided by its plan are unlikely to qualify for federal subsidy based on the plan’s current provisions.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the fourth quarter of fiscal 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

Note 2—Goodwill

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

	2003	2002
Net income (loss) before cumulative effect of accounting change	$5,576	$(26,756)
Cumulative effect of accounting change, net of tax	(1,963)	—

Net income (loss)	3,613	(26,756)
Add back: Goodwill amortization, net of tax	—	97

Adjusted net income (loss)	$3,613	$(26,659)

	2003	2002
Basic and diluted net income (loss) per share before cumulative effect of accounting change	$0.35	$(1.81)
Cumulative effect of accounting change, net of tax	(.13)	—

Basic and diluted net income (loss) per share	0.22	(1.81)
Add back: Goodwill amortization, net of tax	—	.01

Adjusted basic and diluted net income (loss) per share	$0.22	$(1.80)

Note 3—Acquisitions

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Products Inc (“MTD Products”) is a significant stockholder of the Company. The purchase price included a cash payment and issuance of shares of the Company’s common stock (“Common Stock”). After resolution of contingent purchase agreement terms and purchase price concessions, the purchase price of MTD Automotive amounted to $35.6 million and all adjustments to the purchase price have been reflected in the Company’s financial statements. A note payable to MTD Products in the amount of $4.0 million was satisfied by the issuance to MTD Products of 42,780 shares of Series A Preferred Stock in January 2002. In November 2004, pursuant to the terms of the Series A Preferred Stock, the Company elected to redeem the Series A Preferred Stock at the stated redemption value of $100.00 per share and paid to MTD Holdings, Inc. (formerly known as MTD Products) $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to October 31, 2003 were waived by agreement with the preferred stockholder.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4—Asset Impairment Charges (Recovery) and Restructuring Charges

As of October 31, 2001, the Company had classified $7,500 of real property and certain machinery and equipment as net assets held for sale related to the Romulus Blanking facility closure. These assets were sold in July 2002 for approximately $9,500, resulting in an asset impairment recovery of $1,285. The remaining assets were transferred to other operations within the Company.

During fiscal 2002, $125 of the reserve associated with the Wellington Die Division closure costs was recovered as the costs were less than originally anticipated. As of October 31, 2002, there was no remaining reserve balance. The Company recorded an asset impairment recovery of $178 for its Wellington Die Division during fiscal 2002. The remaining operations at Wellington Die Division were transferred to Wellington Stamping Division in the first quarter of fiscal 2002.

In October 2000, the Company committed to plans to sell Valley City Steel and recorded an asset impairment charge of $13,874 based on then current offers to purchase the business, net of disposal costs. On July 31, 2001, the Company completed the sale of certain assets and liabilities of Valley City Steel to Valley City Steel, LLC, controlled by Viking Steel, LLC (“Viking”) for $12,400. As a result of this sale changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss of $13,874 at October 31, 2000 by $11,709. The resulting pre-tax loss on the transaction was $2,165. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel, LLC (“VCS LLC”), in which the Company owned a minority interest (49%) in the new entity and Viking owned a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building in which VCS LLC conducts its operations, and leases these facilities to VCS LLC. In order to finance the business, VCS LLC borrowed $12,400 in the form of a $4,100 term loan, a $4,900 mortgage loan, and an asset based revolving credit facility. The loans are secured by the assets of VCS LLC and a mortgage on the real estate owned by the Company and leased to VCS LLC. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking, as a majority member of VCS LLC voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. Following the filing for bankruptcy, the Company determined, based on the facts at that time, that is was probable that the Company would not recover the carrying value of the land and building leased to VCS LLC because of the threatened foreclosure. The Company, therefore, recorded an impairment loss of $10,024 during the fourth quarter of fiscal 2002 based on the net book value of these assets at October 31, 2002, reducing the value to $0.

From the bankruptcy date through June 30, 2003, VCS LLC operated under debtor-in-possession financing approved by the bankruptcy court. During the third quarter of fiscal 2003, the bankruptcy court ruled in favor of a

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third-party limited liability company, which purchased substantially all of the assets of VCS LLC, excluding the land and building, out of bankruptcy for approximately $5,700. Under the court’s ruling, $800 of the purchase price, which represented lease payments from the lease payment default date of April 2002 through June 2003, was paid to the first mortgage holder, and monthly lease payments of approximately $60 are currently paid directly to the first mortgage holder by the purchaser. Approximately $5,000 of the purchase price was applied toward the bank indebtedness. The first mortgage holder has filed foreclosure papers to sell/liquidate the land and building to recover the remaining outstanding debt.

During 2004, the new purchaser has continued to operate the business while proceedings by the creditors of VCS LLC continued in bankruptcy court. At October 31, 2004, various legal challenges are pending. The Company believes that its liability or recovery, if any, under these pending matters would not materially affect its financial condition, results of operations, or cash flows.

In aggregate, the Romulus Blanking facility, the Wellington Die division, and VCS LLC recorded net sales of $0 and $3,420 and contributed net operating losses of $(2) and $(2,933) for the fiscal years ended October 31, 2003, and 2002, respectively, net of asset impairments, restructuring charges or recoveries and inter-company sales and expenses. There were no sales or operating results affecting fiscal year 2004.

During fiscal 2002, the Company recorded $1,009 for workforce reductions. The total number of employees terminated as a result of these restructurings was approximately 50 in fiscal year 2002. During fiscal year 2003, it was determined that the payments required for restructuring charges were less than originally anticipated and accordingly, $56 was recorded as income. Payments for accrued restructuring costs aggregated $54, and $2,447 for the years ended October 31, 2003 and 2002, respectively.

A summary of asset impairment (recovery), restructuring charges (recoveries) and restructuring related reserves appears below. There were no impairment and restructuring charges or recoveries in fiscal years 2004 and 2003, and there was no restructuring reserve activity in fiscal year 2004.

	Impairment 2002	Restructuring 2002
Valley City Steel	$10,024	$—
Romulus Blanking	(1,285)	—
Wellington Die	(178)	(125)
Corporate	—	1,009

Total	$8,561	$884

	Severance and Other Employee Costs	Plant Closure and Business Exit Costs	Professional Fees	Other	Total
October 31, 2001	$781	$727	$100	$65	$1,673
Restructuring charges (recoveries)	947	(184)	128	(7)	884
Cash payments	(1,676)	(485)	(228)	(58)	(2,447)

October 31, 2002	52	58	—	—	110
Restructuring recoveries	(9)	(47)	—	—	(56)
Cash payments	(43)	(11)	—	—	(54)

October 31, 2003	$—	$—	$—	$—	$—

Note 5—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $1,546 and $1,156 at October 31, 2004 and 2003, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 6—Inventories

	October 31, 2004	October 31, 2003
Inventories consist of the following:
Raw materials	$14,149	$12,712
Work-in-process	7,108	7,828
Finished goods	10,056	11,100

Total material	31,313	31,640
Tooling	5,867	6,510

Total inventory	$37,180	$38,150

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,948 and $2,148 at October 31, 2004 and 2003, respectively.

Note 7—Other Assets

	October 31, 2004	October 31, 2003
Other assets consist of the following:
Long-term pension assets	$3,373	$3,790
Deferred financing costs	2,180	785
Investments in rabbi trust	896	577
Other	153	155

Total	$6,602	$5,307

Deferred financing costs are amortized over the term of the debt. During fiscal years 2004, 2003 and 2002, amortization of these costs amounted to $1,380, $1,390 and $1,232, respectively. Accumulated amortization was $686 and $2,407 as of October 31, 2004 and 2003, respectively. The Company recorded additional amortization of deferred financing costs as a result of entry into the credit and security agreement on January 15, 2004 and the February 12, 2002 amendment and restatement of the former credit agreement. Such amounts were $350 and $952 in fiscal years 2004 and 2002, respectively.

Note 8—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31, 2004	October 31, 2003
Land	$8,118	$8,047
Buildings and improvements	98,820	98,592
Machinery and equipment	309,077	297,459
Furniture and fixtures	23,410	25,347
Construction in progress	3,112	6,016

Total, at cost	442,537	435,461
Less: Accumulated depreciation	189,894	163,119

Property, plant and equipment, net	$252,643	$272,342

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $33,127, $29,585 and $28,919 for fiscal years 2004, 2003 and 2002, respectively.

During the years ended October 31, 2004, 2003 and 2002, interest capitalized as part of property, plant and equipment was $405, $480 and $258, respectively. The Company had commitments for capital expenditures of approximately $6,684 at October 31, 2004. At October 31, 2004 and 2003, property, plant and equipment included equipment with a cost of $540 and $518, and accumulated depreciation of $254 and $147, respectively, as a result of capital leases entered into during fiscal years 2004 and 2002.

Note 9—Financing Arrangements

Debt consists of the following:

	October 31, 2004	October 31, 2003
Credit Agreement—interest at 5.26% and 4.375% at October 31, 2004 and 2003, respectively	$113,875	$148,600
Insurance broker financing agreement	457	453
State of Ohio promissory note	2,000	—
Promissory notes to related parties	—	460
Capital lease debt	388	462

Total debt	116,720	149,975
Less: Current debt	16,391	12,137

Total long-term debt	$100,329	$137,838

The weighted average interest rate of all debt excluding the capital lease debt was 4.89%, 5.02% and 5.82% for fiscal years 2004, 2003 and 2002, respectively.

On January 15, 2004, the Company entered a Credit and Security Agreement (the “Credit Agreement”) with a syndicate of lenders led by LaSalle National Bank Association, as lead arranger and administrative agent, National City Bank, as co-lead arranger and syndication agent and KeyBank National Association, as documentation agent. The Credit Agreement provides the Company with borrowing capacity of $185,000 in the form of a $60,000 three-year revolving credit facility maturing January 2007 and two five-year term loans of $75,000 and $50,000 maturing January 2009.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle National Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2004, the interest rate for the revolving credit facility was LIBOR plus 2.50% and the interest rate of the $75,000 term loan was LIBOR plus 2.75%. The margins for the revolving credit facility and $75,000 term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Credit Agreement. At October 31, 2004, the interest rate of the $50,000 term loan was at LIBOR plus 4.00%. The margin under the $50,000 term loan decreased by 0.5% from the rate at origination because the Company’s senior debt ratings from Moody’s Investor Services and Standard and Poor’s improved.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Credit Agreement requires the Company to observe several financial covenants. At October 31, 2004, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $95,000 plus 50% of consolidated net income since January 31, 2004. During the term of the Credit Agreement, the covenant requirements become less restrictive as the Company achieves certain defined improvements in financial performance. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At October 31, 2004, the Company was in compliance with the covenants under the Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2007. Repayments of borrowings under the $50,000 term loan began in June 2004 and are due semi-annually thereafter at $250 each six months. A final payment of $47,500 is required at maturity. In March 2004, the Company began repaying its borrowings under the $75,000 term loan with a quarterly installment of $3,625. Quarterly payments continue thereafter increasing annually until year five when the payments decline until maturity. The Company may prepay the borrowings under the revolving credit facility and the $75,000 term loan without penalty. A prepayment of the $50,000 term loan during the first twelve months subsequent to closing requires a premium of 1% of the prepayment. Within four months of the conclusion of each fiscal year, the Company is required to make mandatory prepayments equal to 50% of the Company’s excess cash flow, as defined in the Credit Agreement, if the Company’s leverage ratio is greater than 2.00 to 1.00. The Company is not required to make a mandatory prepayment for fiscal 2004.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable. However, the Company does not anticipate at this time any change in business conditions or operations that could be deemed as a material adverse change by the lenders.

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $92 through April 2004. In June 2004, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. As of October 31, 2004 and 2003, $457 and $453, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments begin in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2005	$15,750	$641	$16,391
2006	16,750	420	17,170
2007	17,750	432	18,182
2008	13,125	389	13,514
2009	50,500	343	50,843
2010 and thereafter	—	620	620

Total	$113,875	$2,845	$116,720

In May 2002, the Company issued two 9.0% promissory notes to two directors of the Company, who are also officers of MTD Holdings, Inc. and MTD Products, in the aggregate principal amount of $460. These notes were due May 1, 2004 and were repaid on such date.

After considering letters of credit of $5,146 that the Company has issued, available funds under the Credit Agreement were $50,124 at October 31, 2004. Overdraft balances were $29,850 at October 31, 2003, and are included in accounts payable in the Company’s consolidated balance sheets. There were no overdraft balances at October 31, 2004.

Assets under capital leases, which consist primarily of telephone hardware and equipment, are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” as amended, using interest rates appropriate at the inception of the lease. Future minimum lease payments for these assets under capital leases as of October 31, 2004 are as follows:

2005	$114
2006	114
2007	114
2008	59
2009	4

Total minimum obligations	405
Less interest	17

Present value of net minimum obligations	388
Current portion	106

Long-term portion	$282

Note 10—Operating Leases

The Company leases material handling, manufacturing and office equipment under operating leases with terms that ranged from three to ten years at inception. The longest lease term of the Company’s current leases extends to 2010. Rent expense under operating leases for fiscal years 2004, 2003, and 2002 was $7,618, $7,904 and $7,953, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2004:

2005	$6,238
2006	4,246
2007	3,235
2008	3,144
2009	3,126
2010	1,620

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Employee Benefit Plans

The Company maintains pension plans covering most employees. The assets of the plans consist primarily of stocks and bonds. The Company also provides an unfunded postretirement health care benefit plan for a limited number of employees and their dependents. The Company uses an October 31 measurement date for its plans.

Obligations and Funded Status

At October 31

	Pension Benefits		Other Post Retirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$(50,806)	$(44,709)	$(2,600)	$(299)
Service cost	(3,445)	(3,526)	(38)	(11)
Interest cost	(3,137)	(3,093)	(159)	(20)
Amendments	(69)	—	91	223
Actuarial loss	(4,136)	(3,166)	(257)	(2,636)
Benefits paid	2,574	3,688	274	143

Benefit obligation at end of year	(59,019)	(50,806)	(2,659)	(2,600)

Change in plan assets:
Fair value of plan assets at beginning of year	29,618	13,895	—	—
Actual return on plan assets	2,665	2,476	—	—
Employer contributions	7,331	16,935	274	143
Benefits paid	(2,574)	(3,688)	(274)	(143)

Fair value of plan assets at end of year	37,040	29,618	—	—

Funded status	(21,979)	(21,188)	(2,689)	(2,600)
Unrecognized:
Transition obligation	264	351	—	45
Prior service cost	3,109	3,439	(491)	(505)
Net loss (gain)	28,437	25,878	2,734	2,587

Prepaid (accrued) benefit cost before adjustment for minimum liability	9,831	8,480	(446)	(473)
Adjustment to recognize minimum liability	(31,318)	(29,555)	—	—

Accrued benefit cost	$(21,487)	$(21,075)	$(446)	$(473)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Post Retirement Benefits
	2004	2003	2004	2003
Prepaid benefit costs	$9,831	$8,480	$—	$—
Accrued benefit costs	—	—	(446)	(473)
Intangible assets	(3,374)	(3,790)	—	—
Accumulated other comprehensive income	(27,944)	(25,765)	—	—

Net amount recognized	$(21,487)	$(21,075)	$(446)	$(473)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2004	2003	2004	2003
Other accrued expenses	$(10,705)	$(10,286)	$—	$—
Long-term benefit liabilities	(10,782)	(10,789)	(446)	(473)

Total	$(21,487)	$(21,075)	$(446)	$(473)

The accumulated benefit obligation for all defined benefit pension plans was $58,526 and $50,693 at October 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	October 31,
	2004	2003
Projected benefit obligation	$59,019	$50,806
Accumulated benefit obligation	58,526	50,693
Fair value of plan assets	37,040	29,618

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Post Retirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$3,445	$3,526	$3,288	$38	$11	$9
Interest cost	3,137	3,093	2,728	159	20	21
Expected return on plan assets	(2,629)	(1,911)	(1,429)	—	—	—
Amortization of prior service cost	331	331	564	(64)	(351)	(394)
Amortization of transition loss (gain)	86	86	86	4	26	26
Plan amendments	69	—	—	—	—	—
Recognized net actuarial loss (gain)	1,540	1,404	954	110	(1)	(36)
Effect of curtailment and settlement	—	—	4,188	—	—	—

Net periodic benefit cost (income)	$5,979	$6,529	$10,379	$247	$(295)	$(374)

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2004	2003	2004	2003
Increase in minimum liability included in other comprehensive loss	$2,180	$1,305	N/A	N/A

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.50%	4.50%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	Pension Benefits			Other Post Retirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	7.00%	7.00%	6.25%	7.00%	7.00%
Expected long-term return on plan assets	7.25-8.00%	7.25-8.00%	9.00%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2004, the assumptions used to determine net periodic benefit costs were established at October 31, 2003, while the assumptions used to determine the benefit obligations were established at October 31, 2004.

The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s investment advisors and actuaries review the computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

Assumed health care trend rates at October 31	2004	2003
Health care cost trend rate assumed for next year	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2004:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$23	$(18)
Effect on post retirement obligation	$308	$(245)

The Medicare Act added a new Part D benefit providing for prescription drug benefits under Medicare, and providing a subsidy to plan sponsors who determine that the prescription drug benefits under their plan are at least “actuarially equivalent” to the new Medicare Part D benefit. Based on the current guidance available under FSP FAS 102-2 and absence of final federal regulations on the Act, the Company has determined that prescription drug benefits provided by the plan are unlikely to qualify for the federal subsidy based on the plan’s current provisions. If subsequent regulations and guidance indicate that the plan does qualify for the federal subsidy, plan liabilities will be adjusted on a prospective basis in accordance with FSP FAS 106-2 unless such further guidance provides for a more favorable treatment.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at October 31, 2004 and 2003, by asset category are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2004	2003
Asset Category
Equity securities	40-60%	56%	51%
Debt securities	40-60%	38%	43%
Real estate	0-10%	6%	6%

Total	100%	100%	100%

The Company’s investment policy for assets of the plans is to obtain a reasonable long-term return consistent with the level of risk assumed. The Company also seeks to control the cost of funding the plans within prudent levels of risk through the investment of plan assets and the Company seeks to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the return to the plans consistent with market and economic risk.

Cash Flows

Contributions

The Company expects to contribute $10,705 to its pension plan in fiscal 2005, an increase from the $7,331 levels funded in fiscal 2004. The funding levels of fiscal 2004 combined with improved investment performance resulted in improved funding ratios of pension plan assets to liabilities, which lowered the contribution levels for fiscal 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2005	$1,719	$109
2006	1,913	114
2007	2,632	117
2008	2,651	126
2009	2,943	142
2010-2014	20,696	794

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees’ contributions up to stated percentage, subject to statutory limitations. In addition, the Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $1,104, $1,310, and $1,750 during fiscal years 2004, 2003 and 2002, respectively, for its defined contribution plans.

During 1997, the Company initiated a Supplemental Executive Retirement Plan (“SERP”) for key employees of the Company. Currently, the former SERP is in effect for one retired key employee. Compensation

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense relating to this plan was $114, $80 and $89 in fiscal 2004, 2003 and 2002, respectively. The benefits accrued under this plan were $671 and $785 at October 31, 2004 and 2003, respectively.

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

The shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan and the shares of Common Stock issuable to the President and Chief Executive Officer are included in the diluted earnings (loss) per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for net income (loss) per share:

	Years Ended October 31,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Income (loss) before cumulative effect of change in accounting	$18,759	$5,576	$(26,756)
Less: Cumulative preferred stock dividend, as if declared	(246)	(246)	(184)

Income (loss) available to common stockholders before cumulative effect of change in accounting	$18,513	$5,330	$(26,940)

Net income (loss)	$18,759	$3,613	$(26,756)
Less: Cumulative preferred stock dividend, as if declared	(246)	(246)	(184)

Net income (loss) available to common stockholders	$18,513	$3,367	$(26,940)

Basic weighted average shares	15,646	15,246	14,887

Effect of dilutive securities:

Stock options	477	157	—
Chief Executive Officer compensation shares	33	79	—

Diluted weighted average shares	16,156	15,482	14,887

Basic earnings (loss) per share before cumulative effect of accounting change	$1.18	$0.35	$(1.81)

Basic earnings (loss) per share	$1.18	$0.22	$(1.81)

Diluted earnings (loss) per share before cumulative effect of accounting change	$1.15	$0.35	$(1.81)

Diluted earnings (loss) per share	$1.15	$0.22	$(1.81)

In fiscal 2003 and 2002, options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of Common Stock during the period. Additionally, the impact of certain shares issuable to

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s President and Chief Executive Officer in accordance with the terms of his employment agreement were excluded in fiscal 2002 from the diluted earnings (loss) per share because they were antidilutive.

(Shares in thousands)	Years Ended October 31,
	2003	2002
Number of options	226	388

Number of Chief Executive Officer compensation shares	—	638

Note 13—Preferred Shares and Stock and Bonus Plans

Preferred Shares

In December 2001, of the 5,000,000 preferred shares authorized, the Company designated 100,000 shares as Series A Preferred Stock. These shares, with a par value of $.01 per share, rank senior to the Company’s Common Stock. The Series A Preferred Stock are entitled to cumulative dividends, at a rate of $5.75 per share per annum, if and when declared by the Company. These shares are non-voting and are not convertible into any other securities of the Company. In the event of any liquidation, each Series A Preferred Stock holder is entitled to, prior and in preference to any other distribution, $100 per share plus all accrued but unpaid dividends. The Company may elect to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends. In January 2002, the Company issued MTD Products 42,780 shares of Series A Preferred Stock. Refer to Note 3.

In November 2004, the Company elected to redeem the Series A Preferred Stock in accordance with its terms, and paid to MTD Holdings, Inc. (formerly known as MTD Products) $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 have been waived by agreement with the preferred stockholder.

1993 Key Employee Stock Incentive Plan

The Company maintains a Key Employee Stock Incentive Program (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. An individual award is limited to 500,000 shares in a five-year period.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at October 31, 2001	526,850	$8.46
Granted	460,000	$2.04
Exercised	—	$—
Canceled	(349,100)	$8.34

Outstanding at October 31, 2002	637,750	$3.63
Granted	338,500	$2.48
Exercised	(62,156)	$1.74
Canceled	(83,850)	$4.79

Outstanding at October 31, 2003	830,244	$2.96
Granted	52,000	$8.96
Exercised	(141,821)	$3.22
Canceled	(52,168)	$8.22

Outstanding at October 31, 2004	688,255	$2.96

There were 277,922 options exercisable as of October 31, 2004 with a weighted average exercise price of $2.75.

The following table provides additional information regarding options outstanding as of October 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.70	382,354	$1.70	8.13	132,354	$1.70
$2.38-$4.67	241,201	$3.30	7.91	132,868	$3.13
$8.96	52,000	$8.96	9.99	—	$—
$9.75	12,700	$9.75	0.20	12,700	$9.75

Totals	688,255			277,922

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest	3.32%	4.49%	4.19%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor—market	82.77%	61.7%	64.31%
Expected life of options—years	5.0	10.0	4.0

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2004, 2003 and 2002 were $6.06, $1.82 and $1.06 per share, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

President and Chief Executive Officer Employment Agreement

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive will receive an annual base salary, in arrears, in unrestricted shares of Common Stock for the first three years of the agreement. The number of shares to be issued is 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. The Company initially recorded the issuance of the total stock award of 900,000 shares of Common Stock as unearned compensation reducing stockholders’ equity by $1,530 for the value of the award at $1.70 per share, the market price of the Common Stock at the date of the agreement. The related compensation expense is being recognized over the service period during the first three years of the agreement. On January 31, 2004 and 2003, the Company issued 300,000 and 350,000 shares, respectively, of Common Stock for services rendered from the period February 1, 2003 through January 31, 2004, and February 1, 2002 through January 31, 2003, the first two years of the employment agreement. For years ended October 31, 2004, 2003 and 2002, the Company recorded, as compensation expense, $447, $531 and $446, respectively. As of October 31, 2004, $106 of the award remains unearned.

In addition, as part of the employment agreement, the Company effectively granted the executive 500,000 options and the Company established a supplemental executive retirement plan whereby the executive will be entitled to a benefit of $1,868 at the end of the five-year employment agreement. The Company also established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for benefits under the supplemental executive retirement plan. These assets remain subject to claims by the Company’s general creditors in preference to the claims of the plan’s participant and beneficiaries. The trust is currently active and is funded as follows:

Investment Type	Cost at October 31, 2004	Fair Market Value at October 31, 2004	Unrealized Holding Gain
Money Market Funds	$6	$6	$—
Mutual Funds	564	654	90
Real Estate Trust Investment	228	236	8

Total Investments	$798	$896	$98

Investment Type	Cost at October 31, 2003	Fair Market Value at October 31, 2003	Unrealized Holding Gain
Money Market Funds	$1	$1	$—
Mutual Funds	336	391	55
Real Estate Trust Investment	184	185	1

Total Investments	$521	$577	$56

In accordance with SFAS No. 115, the Company has classified these assets as available for sale and accordingly has recognized the change in fair value in other comprehensive income (loss).

Executive Incentive Bonus Plan

The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees. The Bonus Plan provides for an aggregate bonus pool as determined annually by the Compensation Committee and approved by the Board of Directors. Payments are made to participants of the Bonus Plan based upon the achievement of defined objectives. The Chief Executive Officer earns his bonus based upon terms agreed to by the Board of Directors set out in his employment contract and approved by the

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Committee and the Board of Directors annually. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goals for Company performance and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 35% of the incentive depends upon meeting the operating targets of the employees’ operating unit established by the Chief Executive Officer, 35% is based upon attaining the corporate goals for Company performance and 30% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2004, $2,212 was approved and provided under the existing bonus plan. During fiscal 2003, $1,600 was approved and provided under the existing bonus plan. In fiscal 2002, discretionary bonuses of $600 were approved and recorded.

Note 14—Income Taxes

The components of the provision (benefit) for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2004	2003	2002
Current:
Federal	$185	$(407)	$(20,402)
State and local	395	(531)	(181)
Foreign	967	1,270	56

	1,547	332	(20,527)
Deferred:
Total	10,879	3,566	11,068

	$12,426	$3,898	$(9,459)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	October 31, 2004	October 31, 2003
Deferred tax assets:
Accrued workers’ compensation	$1,672	$1,139
Bad debt reserves	1,764	401
Inventory reserves	893	600
State income and franchise taxes	3,787	5,031
Accrued group insurance	646	425
AMT carryforwards	185	—
Accrued vacation reserves	469	557
Capital loss carryforwards	2,503	2,596
Post retirement benefits	285	182
Pension obligations	5,314	5,373
Other reserves	2,255	1,166
Charitable contribution carryforward	34	—
Goodwill amortization	1,170	1,337
Net operating loss carryforward	4,195	15,342
Research and development credits	867	867

	26,039	35,016
Less: Valuation allowance	(6,398)	(6,907)

Total deferred tax assets	19,641	28,109
Deferred tax liabilities:
Fixed assets	(29,636)	(28,203)
Other	—	(148)

Net deferred tax liability	$(9,995)	$(242)

Change in net deferred tax asset:
Provision for deferred taxes	$(10,879)	$(3,566)
Other	289	245
Items of other comprehensive loss	837	501
Goodwill impairment	—	1,058

Total change in net deferred tax liability	$(9,753)	$(1,762)

In assessing the ability to realize deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At October 31, 2004, a valuation allowance of $6,398 was recorded and the Company believes the amount is appropriate. The comparable amount of the valuation allowance at October 31, 2003 was $6,907.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended October 31,
	2004	2003	2002
Federal income tax at statutory rate	35.0%	34.0%	34.0%
State and local income taxes	3.4	0.7	2.3
SFAS 109 rate differential	—	1.0	(0.2)
Valuation allowance	(1.0)	—	(7.2)
Foreign dividend income	—	5.2	—
Other	2.4	0.2	(2.8)

Effective income tax rate	39.8%	41.1%	26.1%

At October 31, 2004, the Company has a federal operating loss carryforward of $11,986, which can be carried forward nineteen years to October 31, 2023.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $3,700 at October 31, 2004. The related US income tax cost of the repatriation of such earnings is approximately $1,300.

Note 15—Related Party Transactions

The Company had sales to MTD Products of $24,825, $20,286 and $9,988 for fiscal years 2004, 2003 and 2002, respectively. At October 31, 2004 and 2003, the Company had receivable balances of $5,020 and $3,362, respectively, due from MTD Products and payable balances of $34 and $5, respectively, due to MTD Products.

In connection with a former credit agreement, the Company was required to generate additional liquidity. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products. In May 2002, the Company completed this sale of assets with a net book value of $4,630 for $6,541 resulting in a pre-tax gain of $1,911, which was recorded as a component of stockholders’ equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products to provide various services related to the manufacturing of products for MTD Products at Company locations. Pursuant to the supply agreement, the Company will manufacture parts for MTD Products on an ongoing basis at market-based prices. As compensation for these services, the Company received $1,000 that is being amortized over the life of the agreement. The unearned amount of $167 and $500 at October 31, 2004 and 2003 are recorded in the accompanying consolidated balance sheet. Lastly, the Company pays a $75 rent provision each month to MTD Products. The Company also issued two 9.0% promissory notes to two directors of the Company, who are also officers of MTD Products. These notes were repaid at maturity on May 1, 2004.

The Company has reported several related party transactions between the Company and its joint venture, VCS LLC. On July 31, 2001, the Company and Viking formed a joint venture, VCS LLC, in which Viking contributed assets that it had purchased from Valley City Steel for $12,400 and the Company contributed certain other assets and liabilities of Valley City Steel. Viking obtained a 51% interest in VCS LLC while the Company obtained a 49% interest. In connection with the transaction that created the joint venture (Note 4), the Company retained ownership of the land and building that is used by the joint venture for its operations and leases the real property to the joint venture. The lease is for five years commencing August 1, 2001 and calls for monthly payments of $60. VCS LLC has the option to purchase the real property throughout the course of the original lease term and has three two-year term renewal options. In May 2002, the Company had received notification

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that an event of default had occurred under the terms of the VCS LLC’s loan agreement. The default prevented VCS LLC from making its monthly lease payments of $60 and the land and building leased by VCS LLC and owned by the Company became encumbered as a result of debt incurred by VCS LLC. On November 27, 2002, Viking unilaterally filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. As a result of the bankruptcy filing, during the fourth quarter of fiscal 2002, the Company recorded a charge of $11,593 to recognize the losses associated with the minority equity investment in VCS LLC, reducing the carrying value of the Company’s investments in VCS LLC to zero. In addition, during fiscal 2002, the Company recorded $2,525 of bad debt expense associated with receivables due from VCS LLC and a $10,024 asset impairment charge associated with the land and building leased to VCS LLC and encumbered as a result of debt incurred by VCS LLC.

The Company had accounted for this joint venture under the equity method. The joint venture agreement provided a detailed calculation of the allocation of net income (loss) to Viking and the Company. In accordance with this agreement, the Company’s share of VCS LLC’s net loss for the year ended October 31, 2002 was a loss of $875.

The components of equity in net losses of minority owned company for the year ended October 21, 2002 are as follows:

Equity loss for the period November 1, 2001 through October 31, 2002	$875
Equity loss to record impairment of equity investment	11,593

Total equity in net losses of minority owned company	$12,468

Transactions with VCS LLC during the years ended October 31, 2003 and 2002, respectively, include purchases of $551 and $1,015, sales of $0 and $79, and rental income of $0 and $716. There were no transactions with VCS LLC in fiscal year 2004. As of October 31, 2004 and 2003, the Company had amounts due from VCS LLC of $2,718 and $2,707, respectively, which were fully reserved, and the Company owed VCS LLC $1,030 at October 31, 2004 and 2003. Purchases from VCS LLC were intended to be substantially at market prices. In fiscal 2004 and 2003, the Company did not recognize any income or expense related to this joint venture.

Note 16—Business Segment Information

The Company conducts its business and reports its information as one operating segment—Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker as he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry. Certain manufacturing locations that produce products for automotive customers also perform toll processing for automotive customers.

Revenues from the Company’s Mexican subsidiary were $47,369, $46,677 and $47,282 for fiscal 2004, 2003 and 2002, respectively. These revenues represent 7% of total revenues for fiscal years 2004 and 8% for fiscal years 2003 and 2002, respectively. Long-lived assets consist primarily of net property, plant and

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment. Long-lived assets of the Company’s foreign subsidiary totaled $20,418 and $21,752 at October 31, 2004 and 2003, respectively. The consolidated long-lived assets of the Company totaled $259,245 and $277,649 at October 31, 2004 and 2003, respectively.

The Company derived greater than 10% of its revenues from General Motors, DaimlerChrysler and Ford in fiscal year 2004, and from General Motors and Ford in fiscal years 2003 and 2002. Revenues from General Motors amounted to $240,417, $196,007, and $195,419 and revenues from Ford were $62,569, $79,683, and $84,015 in fiscal 2004, 2003, and 2002, respectively. In fiscal 2004, DaimlerChrysler surpassed 10% of the Company’s revenues for the first time. Revenues from DaimlerChrysler were $67,569 in 2004.

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2004	2003	2002
Complex stampings and modular assemblies	$238,373	$266,638	$315,755
Engineered welded blanks	238,967	182,131	171,336
Blanking	104,632	85,463	81,543
Tools, dies, steel processing, scrap, and other	56,529	50,066	56,943

Total	$638,501	$584,298	$625,577

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

Note 17—Quarterly Results of Operations (Unaudited)

October 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$140,894	$179,805	$146,493	$171,309
Gross profit	13,226	26,024	16,995	20,174
Operating income	4,510	16,296	8,085	10,773
Net income	1,113	8,357	3,841	5,448
Net income per share basic	.07	.53	.24	.34
Net income per share diluted	.07	.51	.23	.33
Weighted average number of shares:
Basic	15,468	15,616	15,705	15,772
Diluted	16,059	16,177	16,297	16,308

October 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$136,572	$160,338	$133,646	$153,742
Gross profit	11,860	16,323	13,743	15,592
Operating income	2,282	5,975	4,530	8,558
Net (loss) income	(2,424)	1,839	895	3,303
Net (loss) income per share basic	(.16)	.12	.05	.21
Net (loss) income per share diluted	(.16)	.12	.05	.20
Weighted average number of shares:
Basic	15,062	15,228	15,307	15,386
Diluted	15,062	15,249	15,657	15,823

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income for fiscal 2003 includes an after tax $(0.13) per share goodwill impairment charge recorded in the first quarter of fiscal 2003 associated with an accounting change.

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting periods. During the fourth quarter of fiscal 2004, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded total unfavorable adjustments, net of tax, of $40 in the fourth quarter. These adjustments related to pension and post-retirement benefits, sales discounts and tax accounts. Also in the fourth quarter, the Company completed an inventory of its fixed assets and recorded an adjustment to depreciation expense of $1,356 pretax ($815 after tax) to remove fixed assets that were previously scrapped or otherwise retired from service. The adjustment was not material to the results of operations reported in prior periods. During the fourth quarter of fiscal 2003, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded total favorable adjustments, net of tax, of $700 in the fourth quarter of fiscal 2003. These adjustments related to medical insurance, pension and post-retirement benefits, incentive compensation, inventory, fixed assets and tax accounts.

Note 18—Commitments and Contingent Liabilities

In May 2004, the Company entered into an unconditional purchase obligation for transportation services, and paid $1,411 in fiscal 2004 under the terms of the agreement, which calls for a fixed weekly fee plus an additional charge based upon mileage. During fiscal years 2005, 2006 and 2007 the contract calls for minimum purchases of $1,449, $1,449 and $956, respectively.

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

There have been no significant changes in the Company’s internal control over financial reporting during fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

On December 16, 2004, pursuant to the approval of the Compensation Committee of the Board of Directors of the Company, Theodore K. Zampetis, the Company’s President and Chief Executive Officer, Stephen E. Graham, the Company’s Chief Financial Officer, and James K. Keys, the Company’s Senior Vice President of Advanced Technology/Sales and Marketing, received bonuses of $400,000, $140,000 and $141,000, respectively, under the Company’s annual cash bonus plan based on the Company’s performance in fiscal year 2004.

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

The Company has adopted a code of ethics that applies to its President and Chief Executive Officer, Chief Financial Officer and Corporate Controller as well the other officers, directors and managers of the Company in accordance with the NASD listing standards.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2004.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	688,255	$2.96	738,868
Equity compensation plans not approved by security holders	—	—	—

Total	688,255	$2.96	738,868

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at October 31, 2004 and 2003.

Consolidated Statements of Operations for the three years ended October 31, 2004.

Consolidated Statements of Cash Flows for the three years ended October 31, 2004.

Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2004.

Notes of Consolidated Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountants thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2004	$1,156	$1,126	$736		$1,546
Year ended October 31, 2003	$1,344	$680	$868		$1,156
Year ended October 31, 2002	$6,134	$2,530	$7,320	(1)	$1,344
Valuation allowance for deferred tax assets
Year ended October 31, 2004	$6,907	$82	$591		$6,398
Year ended October 31, 2003	$7,183	$228	$504		$6,907
Year ended October 31, 2002	$4,273	$3,217	$307		$7,183

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

Date: December 22, 2004

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2004

/s/ STEPHEN E. GRAHAM Stephen E. Graham	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	December 22, 2004

* Curtis E. Moll	Chairman and Director	December 22, 2004

* Cloyd Abruzzo	Director	December 22, 2004

* George G. Goodrich	Director	December 22, 2004

* David J. Hessler	Director	December 22, 2004

* Gary A. Oatey	Director	December 22, 2004

* John J. Tanis	Director	December 22, 2004

* Dieter Kaesgen	Director	December 22, 2004

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.		Description
3.1	(i)

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

10.1	*

Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 12, 2002) is incorporated herein by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2002 (Commission File No. 0-21964).

10.2	*	Form of Incentive Stock Option Agreement

10.3	*	Form of Nonqualified Stock Option Agreement

10.4

Transitional Services Agreement, dated October 31, 1999, by and among the Company, Shiloh Automotive, Inc. and MTD Products Inc is incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File No. 0-21964).

10.5

Operating Agreement for Valley City Steel LLC, dated July 31, 2001, by and among Viking Steel, Valley City Steel Company and Valley City Steel-779, LLC, is incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.6

Joint Development Agreement, dated June 4, 2001, by and between the Company and Pullman Industries, Inc., is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

10.7	*

Employment Agreement, including Forms of Option Agreement, Supplemental Executive Retirement Plan and Noncompetitive Agreement, between Shiloh Industries, Inc. and Theodore K. Zampetis, dated February 1, 2002, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File No. 0-21964).

10.8

Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Dieter Kaesgen, is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.9

Cognovit Promissory Note, dated May 9, 2002, on behalf of Shiloh Industries, Inc. payable to Curtis E. Moll, is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

Exhibit No.	Description
10.10

Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Corporation, is incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.11

Manufacturing Supply Arrangement, dated May 10, 2002, between MTD Products Inc and Shiloh Automotive, Inc., is incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File No. 0-21964).

10.12

Credit and Security Agreement, dated January 15, 2004, among the Company and the lenders party thereto, LaSalle Bank National Association as lead arranger and administrative agent, National City Bank as co-lead arranger and syndication agent and KeyBank National Association as documentation agent, is incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (Commission File No. 0-21964).

10.13*

Indemnification Agreement, dated July 2, 1993, by and between the Company and Robert L. Grissinger (with an attached schedule identifying the directors and officers of the Company that have entered into an identical agreement) is incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

14.1	Shiloh Industries, Inc. Code of Conduct, approved by the Company’s Board of Directors on February 17, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15 (c) of this Report.