Form 10-Q
period 2005-01-31
SHILOH INDUSTRIES INC
filed 2005-02-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Number of shares of Common Stock outstanding as of February 23, 2005 was 15,918,601 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	January 31, 2005	October 31, 2004
ASSETS
Cash and cash equivalents	$130	$3,470
Accounts receivable, net	98,101	82,807
Related party accounts receivable	8,340	5,020
Income tax receivable	—	351
Inventories, net	41,272	37,180
Deferred income taxes	8,924	8,907
Prepaid expenses	1,758	2,201

Total current assets	158,525	139,936

Property, plant and equipment, net	252,857	252,643
Other assets	5,792	6,602

Total assets	$417,174	$399,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$10,453	$16,391
Accounts payable	84,618	82,637
Accrued income taxes	1,137	—
Other accrued expenses	41,302	39,460

Total current liabilities	137,510	138,488

Long-term debt	118,601	100,329
Deferred income taxes	19,252	18,902
Long-term benefit liabilities	10,846	11,228
Other liabilities	589	673

Total liabilities	286,798	269,620

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	1
Preferred stock paid-in capital	—	4,044
Common stock, 15,918,601 and 15,652,071 shares issued and outstanding at January 31, 2005 and October 31, 2004, respectively	159	157
Common stock paid-in capital	57,718	57,428
Retained earnings	89,615	85,153
Unearned compensation	—	(106)
Accumulated other comprehensive loss	(17,116)	(17,116)

Total stockholders’ equity	130,376	129,561

Total liabilities and stockholders’ equity	$417,174	$399,181

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2005	2004
Revenues	$151,523	$140,894
Cost of sales	132,267	127,668

Gross profit	19,256	13,226
Selling, general and administrative expenses	8,310	8,716

Operating income	10,946	4,510
Interest expense	3,248	2,740
Interest income	35	2
Other (expense) income, net	(36)	83

Income before income taxes	7,697	1,855
Provision for income taxes	3,002	742

Net income	$4,695	$1,113

Basic income per share:
Net income	$0.31	$0.07

Basic weighted average number of common shares	15,870	15,468

Diluted income per share:
Net income	$0.30	$0.07

Diluted weighted average number of common shares	16,396	16,059

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,695	$1,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,712	7,972
Amortization of unearned compensation	106	128
Amortization of deferred financing costs	1,538	348
Deferred income taxes	333	598
Tax benefit on employee stock options and stock compensation	191	122
Loss on sale of assets	—	93
Changes in operating assets and liabilities:
Accounts receivable	(18,614)	1,015
Inventories	(4,092)	(220)
Prepaids and other assets	716	503
Payables and other liabilities	(9,103)	1,221

Net cash (used in) provided by operating activities	(15,518)	12,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,361)	(5,436)
Proceeds from sale of assets	—	6

Net cash used in investing activities	(9,361)	(5,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(273)	(270)
Payment of capital lease	(18)	(18)
Increase (decrease) in overdraft balances	14,298	(12,272)
Proceeds from long-term borrowings	139,600	178,000
Repayments of long-term borrowings	(126,975)	(170,700)
Redemption of preferred stock	(4,524)	—
Proceeds from exercise of stock options	108	53
Payment of deferred financing costs	(677)	(2,605)

Net cash provided by (used in) financing activities	21,539	(7,812)

Net decrease in cash and cash equivalents	(3,340)	(349)
Cash and cash equivalents at beginning of period	3,470	558

Cash and cash equivalents at end of period	$130	$209

Supplemental Cash Flow Information:

Cash paid for interest	$1,426	$1,815
Cash paid for income taxes	$888	$47

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands, except per share data)

(Unaudited)

Note 1—Basis of Presentation and Business

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Revenues and operating results for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

(Shares in thousands)

	Three months ended January 31,
	2005	2004
Net income, as reported	$4,695	$1,113
Less: Cumulative preferred stock dividend, as if declared	—	(61)
Add: Effect of preferred share redemption	197	—
Add back: Stock-based compensation expense, net of tax, as reported	65	77
Less: Stock-based compensation expense, net of tax, pro forma	(167)	(166)

Pro forma net income	$4,790	$963

Basic net income per share – as reported	$.31	$.07

Basic net income per share – pro forma	$.30	$.06

Diluted net income per share – as reported	$.30	$.07

Diluted net income per share – pro forma	$.29	$.06

The Company’s stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares of the Company’s common stock (“Common Stock”) at an exercise price equal to 100% of market value on the date of grant.

Note 2—New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting November 1, 2005. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the fourth quarter of fiscal 2005. The Company has evaluated the provisions of this standard, and it is not expected to have a significant negative effect on consolidated net income.

Note 3—Inventories

Inventories consist of the following:

	January 31, 2005	October 31, 2004
Raw materials	$18,653	$14,149
Work-in-process	8,170	7,108
Finished goods	10,432	10,056

Total material	37,255	31,313
Tooling	4,017	5,867

Total inventory	$41,272	$37,180

Note 4—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2005	October 31, 2004
Land	$8,306	$8,118
Buildings and improvements	101,841	98,820
Machinery and equipment	311,033	309,077
Furniture and fixtures	23,510	23,410
Construction in progress	5,099	3,112

Total, at cost	449,789	442,537
Less: Accumulated depreciation	196,932	189,894

Property, plant and equipment, net	$252,857	$252,643

Note 5— Financing Arrangements

Debt consists of the following:

	January 31, 2005	October 31, 2004
Amended and Restated Credit Agreement—interest at 4.42% at January 31, 2005	$126,500	$—
Credit Agreement—interest at 5.26% at October 31, 2004	—	113,875
Insurance broker financing agreement	184	457
State of Ohio promissory note	2,000	2,000
Capital lease debt	370	388

Total debt	129,054	116,720

Less: Current debt	10,453	16,391

Total long-term debt	$118,601	$100,329

The weighted average interest rate of all debt excluding the capital lease debt was 5.32% and 4.58% for the three months ended January 31, 2005 and 2004, respectively.

On January 15, 2004, the Company entered into a new credit and security agreement with a syndicate of lenders, replacing its former credit agreement that was due to expire in April 2004. On January 18, 2005, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a syndicate of lenders consisting of primarily the same banks included in the new credit and security agreement. The syndicate of lenders is led by LaSalle Bank National Association, as lead arranger, sole book runner and administrative agent, National City Bank, as co-syndication agent, KeyBank National Association, as co-syndication agent, Citizens Bank of Pennsylvania, as co-documentation agent, and U.S. Bank National Association, as co-documentation agent. The Amended Credit Agreement provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2005, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the quarter ended January 31, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At January 31, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2010. Repayments of borrowings under the term loan begin in March 2005 in equal quarterly installments of $2,500 with the final payment due on December 31, 2009. The Company may prepay the borrowings under the revolving credit facility and the term loan without penalty.

The Amended Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Amended Credit Agreement, the outstanding borrowings become due and payable. However, the Company does not anticipate at this time any change in business conditions or operations that could be deemed as a material adverse change by the lenders.

Proceeds of the Amended Credit Agreement were used to repay a portion of the borrowings outstanding under the Company’s credit agreement dated January 15, 2004. In addition, the proceeds were used to fund fees and related expenses of approximately $677 during the first quarter of fiscal 2005, and are being amortized over the term of the Amended Credit Agreement.

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $92 through April 2004. In June 2004, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. As of January 31, 2005 and October 31, 2004, $184 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $46,320 at January 31, 2005. Overdraft balances were $14,298 at January 31, 2005, and are included in accounts payable in the Company’s consolidated balance sheets. There were no overdraft balances at October 31, 2004.

Note 6 - Fair Value of Derivative Financial Instruments

The Company is subject to risk resulting from interest rate fluctuations because interest on the Company’s Amended Credit Agreement is based on variable rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. An interest rate collar has been entered into to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates. The Company does not enter into financial instruments for trading purposes.

In January 2005, the Company entered into a $25,000 interest rate collar transaction that results in fixing the interest rate on a portion of the term loans within the Amended Credit Agreement between a floor of 3.08% and a cap of 5.00%. This collar agreement will terminate on January 12, 2007. To the extent that the three month Libor rate is below the collar floor, payment is due from the Company for the difference. To the extent the three month Libor rate is above the collar cap, the Company is entitled to receive the difference. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has reviewed and designated its interest rate collar agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent that the interest rate collar is effective. The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the three months ended January 31, 2005.

Note 7—Pension Matters

The components of net periodic benefit cost for the three months ended January 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$880	861	$10	$9
Interest cost	873	784	40	40
Expected return on plan assets	(789)	(657)	—	—
Recognized net actuarial loss	433	385	31	27
Amortization of prior service cost	83	83	(17)	(15)
Amortization of transition obligation	21	21	—	1

Net periodic benefit cost	$1,501	$1,477	$64	$62

The total amount of Company contributions paid for the three months ended January 31, 2005 was $1,371. The Company expects estimated contributions to be $9,214 for the remainder of fiscal 2005.

Note 8—Equity Matters

Income Per Share

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Common Stock outstanding during the period. The basic weighted average number of shares also includes the pro rata earned shares to be issued to the Company’s President and Chief Executive Officer in accordance with his employment agreement. In addition, the diluted income per share reflects the potential dilutive effect of the Company’s stock option plan and the unearned shares issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement.

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

	Three months ended January 31,
	2005	2004
Net income	$4,695	$1,113

Less: Cumulative preferred stock dividend, as if declared	—	(61)
Add: Effect of preferred share redemption	197	—

Net income available to common stockholders	$4,892	$1,052

Basic weighted average shares	15,870	15,468

Effect of dilutive securities:

Stock options	526	477
Chief Executive Officer compensation shares	—	114

Diluted weighted average shares	16,396	16,059

Basic income per share	$0.31	$0.07

Diluted income per share	$0.30	$0.07

Executive Compensation

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive received an annual base salary, in arrears, in unrestricted shares of Common Stock for the first three years of the agreement. The number of shares issued was 350,000 at the end of year one, 300,000 at the end of year two and 250,000 at the end of year three. The executive will draw a base salary paid in cash during years four and five. The Company initially recorded the issuance of the total stock award of 900,000 shares of Common Stock as unearned compensation reducing stockholders’ equity by $1,530 for the value of the award at $1.70 per share, the market price of the Common Stock at the date of the agreement. On January 31, 2003, in accordance with the agreement, the Company issued 350,000 shares of Common Stock for services rendered from the period February 1, 2002 through January 31, 2003, the first year of the agreement. On January 31,

2004, the Company issued 300,000 shares of Common Stock for services rendered from the period February 1, 2003 through January 31, 2004, the second year of the agreement. On January 31, 2005, in accordance with the agreement, the Company issued 250,000 shares of Common Stock for services rendered from the period February 1, 2004 through January 31, 2005, the third year of the agreement. For the quarters ended January 31, 2005 and 2004, respectively, the Company recorded, as compensation expense, $106 and $128.

Comprehensive Income

Comprehensive income amounted to $4,695 and $1,128, net of tax, for the three months ended January 31, 2005 and 2004, respectively. The difference between net income and comprehensive income for the three months ended January 31, 2004 is equal to the unrealized holding gain on securities available for sale. Comprehensive income equals net income for the three months ended January 31, 2005 because the unrealized holding gain on available for sale securities of $27 was offset by the fair value of the Company’s interest rate collar, which created a liability of $27.

Note 9—Related Party Information

In January 2002, the Company issued 42,780 shares of Series A Preferred Stock to MTD Products Inc (“MTD Products”) to satisfy a note payable issued in connection with the purchase of the automotive division of MTD Products. In November 2004, pursuant to the terms of the Series A Preferred Stock, the Company elected to redeem the Series A Preferred at the stated redemption value of $100.00 per share and paid to MTD Holdings, Inc. (“MTD Holdings,” formerly known as MTD Products) $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 had been waived by agreement with MTD Holdings.

In December 2004, the Company acquired from MTD Consumer Group Inc, a wholly owned subsidiary of MTD Holdings, certain manufacturing equipment for $2,225. The manufacturing equipment acquired by the Company was originally sold by the Company to MTD Products in May 2002 for approximately $4,540. The manufacturing equipment is utilized by the Company to provide products to MTD Products under its three-year supply agreement. Upon acquisition of the manufacturing equipment in December 2004, the approximate $75 per month rental payment from the Company to MTD Products ceased. The equipment is recorded in machinery and equipment at the net book value of the equipment as if the original sale had not occurred and depreciation had continued while the equipment was leased. A $7 charge, net of tax, was recorded in stockholders’ equity to record the difference in the purchase price and the computed net book value.

Note 10 – Valley City Steel Information

In December 2004, the Company entered into an agreement with Comerica Bank (“Comerica”) regarding certain debt of Valley City Steel (“VCS LLC”) owed to Comerica that was secured by a first mortgage on land and a building owned by the Company that was leased to VCS LLC. VCS LLC was a joint venture in which the Company owned a minority interest (49%) and Viking Steel, LLC (“Viking”) owned a majority interest (51%). In November 2002, Viking, as the majority member of VCS LLC, voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. During the third quarter of fiscal 2003, substantially all of the assets of VCS LLC were sold to a third party, but the proceeds were insufficient to satisfy the debt owed to Comerica. The agreement between the Company and Comerica effectively results in the discharge of the Company under the debt and protects the Company’s ownership interest in the land and building from foreclosure. The transaction, in the amount of $3,072, was recorded in land and building and the building is being depreciated over 20 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks. According to industry statistics, North American car and light truck production for the first quarter of fiscal 2005 declined slightly compared with production for the first quarter of fiscal 2004.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At January 31, 2005, the Company’s facilities were operating at approximately 46% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Deferred Tax Assets. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At October 31, 2004, a valuation allowance of $6,398 was recorded and the Company believes that amount remains appropriate at January 31, 2005.

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

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis and adjusts the balance as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period.

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

If the fair value of the pension plans’ assets are below the plans’ accumulated benefit obligation (“ABO”), the Company is required to record a minimum liability. If the amount of the ABO in excess of the fair value of plan assets is large enough, the Company may be required, by law, to make additional contributions to the pension plans. Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.

Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

REVENUES. Sales for the first quarter of fiscal 2005 were $151,523, an increase of $10,629, or 7.5%, over last year’s first quarter sales of $140,894. The increase in sales was led by the continued strong demand of the heavy truck market. Automotive and light truck sales were approximately even between the first quarters of fiscal 2005 and 2004. While sales of parts were adversely affected by customer assembly plant production down time, sales were favorably affected by parts supplied for new models that began production during the first quarter of fiscal 2005

GROSS PROFIT. Gross profit for the first quarter of fiscal 2005 was $19,256 compared to gross profit of $13,226 in the first quarter of fiscal 2004, an increase of $6,030, or 45.6%, between years. The gross profit percentage of sales was 12.7% in the first quarter of fiscal 2005 compared to 9.4% a year ago. Gross profit in fiscal 2005 improved as a result of increased volume of business realized in fiscal 2005 compared to fiscal 2004. Gross margin was also favorably impacted by net material cost recoveries in fiscal 2005. Lastly, gross margin was favorably affected by lower manufacturing expenses compared to the first quarter of fiscal 2004. Manufacturing expenses declined from the prior year quarter as a result of reduced personnel and related personnel costs, which was partially offset by increased depreciation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $8,310 in the first quarter of fiscal 2005 declined by $406 from the prior year first quarter level of $8,716. As a percentage of sales, these expenses were 5.4% in the first quarter of fiscal 2005 compared to 6.2% of sales in the first quarter of fiscal 2004. Selling, general and administrative expenses declined because of a reduction in personnel related expenses.

OTHER. Interest expense for the first quarter of fiscal 2005 was $3,248, an increase of $508 from the first quarter of fiscal 2004. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in the accelerated amortization of deferred financing costs of $1,322 included in interest expense in the first quarter of fiscal 2005. In the first quarter of fiscal 2004, interest expense included approximately $350 of accelerated amortization of deferred financing costs associated with the Company’s former credit agreement. Excluding the accelerated amortization of deferred financing costs in each of the first quarter periods, net interest expense in 2005 was $1,926 compared to $2,390 in 2004, for a decrease of $464. Interest expense declined from the prior year first quarter as the result of a lower level of borrowed funds offset by an increase in the interest rate. Borrowed funds averaged $122,887 during the first quarter of fiscal 2005 and the weighted average interest rate was 5.32%. In the first quarter of fiscal 2004, borrowed funds averaged $153,492 while the weighted average interest rate was 4.58%.

The provision for income taxes in the first quarter of fiscal 2005 was $3,002 on income before taxes of $7,697 for an effective tax rate of 39.0%. In the first quarter of fiscal 2004, the provision for income taxes was $742 on income before taxes of $1,855 for an effective tax rate of 40.0%.

NET INCOME. Net income for the first quarter of fiscal 2005 was $4,695, or $0.31 per share, basic, and $0.30 per share, diluted. A year ago, the first quarter income was $1,113, or $0.07 per share, basic and diluted.

Liquidity and Capital Resources

On January 15, 2004, the Company entered a new credit and security agreement with a syndicate of lenders, replacing its former credit agreement that was due to expire in April 2004. On January 18, 2005, the Company entered an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a syndicate of lenders consisting of primarily the same banks included in the new credit and security agreement. The syndicate of lenders is led by LaSalle Bank National Association, as lead arranger, sole book runner and administrative agent, National City Bank, as co-syndication agent, KeyBank National Association, as co-syndication agent, Citizens Bank of Pennsylvania, as co-documentation agent, and U.S. Bank National Association, as co-documentation agent. The Amended Credit Agreement provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2005, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the quarter ended January 31, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At January 31, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2010. Repayments of borrowings under the term loan begin in March 2005 in equal quarterly installments of $2,500 with the final payment due on December 31, 2009. The Company may prepay the borrowings under the revolving credit facility and the term loan without penalty.

The Amended Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Amended Credit Agreement, the outstanding borrowings become due and payable. However, the Company does not anticipate at this time any change in business conditions or operations that could be deemed as a material adverse change by the lenders.

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $92 through April 2004. In June 2004, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. As of January 31, 2005 and October 31, 2004, $184 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Year ended January 31,	Amended Credit Agreement	Other Debt	Total
2006	$10,000	$453	$10,453
2007	10,000	417	10,417
2008	10,000	429	10,429
2009	10,000	350	10,350
2010	86,500	342	86,842
2011 and thereafter	—	563	563

Total	$126,500	$2,554	$129,054

At January 31, 2005, total debt was $129,054 and total equity was $130,376, resulting in a capitalization rate of 49.7% debt, 50.3% equity. Current assets were $158,525 and current liabilities were $137,510 resulting in a working capital of $21,015.

Cash was generated by income and non-cash items amounting to $15,575 in the first quarter of fiscal 2005 compared to $10,374 in the first quarter of fiscal 2004. The increase of $5,201 reflects the improvement in net income, a higher level of depreciation and increased amortization of deferred financing fees, including the accelerated amortization of deferred financing fees as a result of the Amended Credit Agreement.

Working capital changes since October 31, 2004 required funds of $31,093 and included an increase in accounts receivable of $18,614. As anticipated, accounts receivable have increased as the accelerated collection programs that had previously existed with the automotive customers came to an end. These programs permitted collection of accounts due approximately 30 days sooner than normal collection terms of approximately 45 days average. The transition to the new collection cycle is expected to be completed in the next six months and accounts receivable are expected to continue to increase during that period. Inventory increased, reflecting the higher cost of steel and quantities purchased to meet first quarter demand. In addition, payables, including overdraft balances included in financing activities, increased in connection with the additional sales volume experienced in the quarter.

Capital expenditures in the first quarter of fiscal 2005 were $9,361 and included several non-recurring transactions. The Company had previously sold several presses to MTD Products Inc (“MTD Products”) and leased the presses from MTD Products for use in production of parts for MTD Products. By agreement, the Company retained the right to repurchase the equipment at the original selling price to MTD Products less lease payments paid to MTD Products during the term of the lease. In December 2004, the Company repurchased the presses from an affiliate of MTD Products for $2,225. During the same month, the Company entered into an agreement with Comerica Bank (“Comerica”) regarding certain debt of Valley City Steel (“VCS LLC”) owed to Comerica that was secured by a first mortgage on land and a building owned by the Company that was leased to VCS LLC. VCS LLC was a joint venture in which the Company owned a minority interest (49%) and Viking Steel, LLC (“Viking”) owned a majority interest (51%). In November 2002, Viking, as the majority member of VCS LLC, voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. During the third quarter of fiscal 2003, substantially all of the assets of VCS LLC were sold to a third party, but the proceeds were insufficient to satisfy the debt owed to Comerica. The agreement between the Company and Comerica effectively results in the discharge of the Company under the debt and protects the Company’s ownership interest in the land and building from foreclosure. The transaction, in the amount of $3,072, was recorded in land and building and the building is being depreciated over 20 years.

In January 2002, the Company issued 42,780 shares of Series A Preferred Stock to MTD Products to satisfy a note payable issued in connection with the purchase of the automotive division of MTD Products. In November 2004, pursuant to the terms of the Series A Preferred Stock, the Company elected to redeem the Series A Preferred at the stated redemption value of $100.00 per share and paid to MTD Holdings, Inc. (formerly known as MTD Products) $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 had been waived by agreement with MTD Holdings.

Financing activity in the first quarter of fiscal 2005 reflects the Amended Credit Agreement. Once the Amended Credit Agreement was completed, the Company repaid a term loan of the original credit agreement and borrowed funds under the revolving credit facility, increasing borrowed funds to sufficiently provide for the working capital requirements, the fixed asset additions, the financing costs related to the Amended Credit Agreement and for the repurchase of preferred stock.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $46,320 at January 31, 2005. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through January 31, 2006 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $50,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability, of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of January 31, 2005, the Company had $126.5 million outstanding under the Amended Credit Agreement. Based on January 31, 2005 debt levels, a 0.5% annual change in interest rates would have impacted interest expense by approximately $0.15 million for the quarter ended January 31, 2005.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. The Company entered an interest rate collar agreement in January 2005, which requires the Company to pay a fixed interest rate, within a specific range, while receiving a floating interest rate based on LIBOR. The Company has a $25.0 million interest rate collar with a floor rate of 3.08% and a cap rate of 5.00%. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge. Changes in the fair value of the interest rate collar are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent that the interest rate collar is effective. The hedge ineffectiveness, if any, is recorded in earnings.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency contracts periodically. There were no foreign currency forward exchange contracts outstanding as of January 31, 2005. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibits:

10.1	Amended and Restated Credit and Security Agreement, dated January 18, 2005, among Shiloh Industries, Inc., the other loan parties thereto, LaSalle Bank National Association as lead arranger and administrative agent, National City Bank and KeyBank National Association as co-syndication agents and Citizens Bank of Pennsylvania and U.S. Bank National Association as co-documentation agents, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005 (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Stephen E. Graham
Stephen E. Graham
Chief Financial Officer

Date: February 25, 2005

EXHIBIT INDEX

10.1	Amended and Restated Credit and Security Agreement, dated January 18, 2005, among Shiloh Industries, Inc., the other loan parties thereto, LaSalle Bank National Association as lead arranger and administrative agent, National City Bank and KeyBank National Association as co-syndication agents and Citizens Bank of Pennsylvania and U.S. Bank National Association as co-documentation agents, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005 (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.