Form 10-Q
period 2005-04-30
SHILOH INDUSTRIES INC
filed 2005-05-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Number of shares of Common Stock outstanding as of May 24, 2005 was 15,922,434 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2005	October 31, 2004
ASSETS
Cash and cash equivalents	$1,710	$3,470
Accounts receivable, net	90,719	82,807
Related party accounts receivable	12,944	5,020
Income tax receivable	2,963	351
Inventories, net	42,248	37,180
Deferred income taxes	5,762	8,907
Prepaid expenses	1,177	2,201

Total current assets	157,523	139,936

Property, plant and equipment, net	248,856	252,643
Other assets	5,995	6,602

Total assets	$412,374	$399,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$10,339	$16,391
Accounts payable	76,138	82,637
Other accrued expenses	40,502	39,460

Total current liabilities	126,979	138,488

Long-term debt	114,497	100,329
Deferred income taxes	18,956	18,902
Long-term benefit liabilities	12,465	11,228
Other liabilities	538	673

Total liabilities	273,435	269,620

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	1
Preferred stock paid-in capital	—	4,044
Common stock, 15,920,434 and 15,652,071 shares issued and outstanding at April 30, 2005 and October 31, 2004, respectively	159	157
Common stock paid-in capital	57,744	57,428
Retained earnings	98,141	85,153
Unearned compensation	—	(106)
Accumulated other comprehensive loss	(17,105)	(17,116)

Total stockholders’ equity	138,939	129,561

Total liabilities and stockholders’ equity	$412,374	$399,181

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Revenues	$166,803	$179,805	$318,326	$320,699
Cost of sales	144,764	153,781	277,031	281,449

Gross profit	22,039	26,024	41,295	39,250
Selling, general and administrative expenses	9,451	9,728	17,761	18,444

Operating income	12,588	16,296	23,534	20,806
Interest expense	1,541	2,183	4,789	4,923
Interest income	46	7	81	9
Other expense, net	(401)	(191)	(437)	(108)

Income before income taxes	10,692	13,929	18,389	15,784
Provision for income taxes	2,167	5,572	5,169	6,314

Net income	$8,525	$8,357	$13,220	$9,470

Earnings per share:
Basic earnings per share	$.54	$.53	$.84	$.60

Basic weighted average number of common shares	15,920	15,616	15,895	15,540

Diluted earnings per share	$.52	$.51	$.82	$.58

Diluted weighted average number of common shares	16,442	16,177	16,418	16,078

The accompanying notes are an integral part of these financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,220	$9,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,161	15,956
Amortization of unearned compensation	106	234
Amortization of deferred financing costs	1,621	929
Deferred income taxes	3,199	6,129
Tax benefit on employee stock options and stock compensation	209	158
Loss on sale of assets	434	159
Changes in operating assets and liabilities:
Accounts receivable	(15,836)	(24,772)
Inventories	(5,068)	3,279
Prepaids and other assets	988	1,044
Payables and other liabilities	(21,554)	16,917
Income taxes receivable, and estimated payments	(2,612)	—

Net cash (used in) provided by operating activities	(8,132)	29,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,414)	(8,350)
Proceeds from sale of assets	187	50
Purchase of investment securities	(252)	(252)

Net cash used in investing activities	(14,479)	(8,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(458)	(453)
Payment of capital lease	(51)	(48)
Increase (decrease) in overdraft balances	17,856	(14,839)
Proceeds from long-term borrowings	151,900	183,800
Repayments of long-term borrowings	(143,275)	(185,400)
Redemption of preferred stock	(4,524)	—
Proceeds from exercise of stock options	116	236
Payment of deferred financing costs	(713)	(2,767)

Net cash provided by (used in) financing activities	20,851	(19,471)

Net (decrease) increase in cash and cash equivalents	(1,760)	1,480
Cash and cash equivalents at beginning of period	3,470	558

Cash and cash equivalents at end of period	$1,710	$2,038

Supplemental Cash Flow Information:

Cash paid for interest	$1,625	$3,931
Cash paid for income taxes	$4,247	$604

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

Revenues and operating results for the six months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has collective bargaining agreements covering employees at four of its subsidiaries and these agreements are due to expire in June 2006, May 2007, August 2008, and May 2010. The Company recently entered into a new agreement, which expires in August 2008, with a group of employees whose agreement was due to expire in August 2005.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year presentation.

Stock Options and Executive Compensation

In accordance with the provision of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company has elected to continue applying the intrinsic value approach under Accounting Principles Board No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the exercise price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	Three months ended April 30,		Six months ended April 30,
(Shares in thousands)	2005	2004	2005	2004
Net income, as reported	$8,525	$8,357	$13,220	$9,470
Less: Cumulative preferred stock dividend, as if declared	—	(61)	—	(123)
Add: Effect of Preferred share redemption	—	—	197	—
Add back: Stock-based compensation expense, net of tax, as reported	—	64	65	140
Less: Stock-based compensation expense, net of tax, pro forma	(99)	(151)	(263)	(316)

Pro forma net income	$8,426	$8,209	$13,219	$9,171

Basic net income per share – as reported	$.54	$.53	$.84	$.60

Basic net income per share – pro forma	$.53	$.53	$.83	$.59

Diluted net income per share – as reported	$.52	$.51	$.82	$.58

Diluted net income per share – pro forma	$.51	$.51	$.81	$.57

The Company’s stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares of the Company’s common stock (“Common Stock”) at an exercise price equal to 100% of market value on the date of grant.

Note 2—New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The Company is required to adopt the new accounting provisions of SFAS No. 123R beginning in the first quarter of fiscal 2006. The Company has evaluated the provisions of this standard, and it is not expected to have a significant negative effect on consolidated net income.

Note 3—Inventories

Inventories consist of the following:

	April 30, 2005	October 31, 2004
Raw materials	$15,913	$14,149
Work-in-process	9,209	7,108
Finished goods	9,553	10,056

Total material	34,675	31,313
Tooling	7,573	5,867

Total inventory	$42,248	$37,180

Note 4—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2005	October 31, 2004
Land	$8,280	$8,118
Buildings and improvements	101,796	98,820
Machinery and equipment	308,487	309,077
Furniture and fixtures	23,643	23,410
Construction in progress	9,456	3,112

Total, at cost	451,662	442,537
Less: Accumulated depreciation	(202,806)	(189,894)

Property, plant and equipment, net	$248,856	$252,643

Note 5— Financing Arrangements

Debt consists of the following:

	April 30, 2005	October 31, 2004
Amended and Restated Credit Agreement—interest at 4.78% at April 30, 2005	$122,500	$—
Credit Agreement—interest at 5.26% at October 31, 2004	—	113,875
Insurance broker financing agreement	—	457
State of Ohio promissory note	2,000	2,000
Capital lease debt	336	388

Total debt	124,836	116,720
Less: Current debt	10,339	16,391

Total long-term debt	$114,497	$100,329

The weighted average interest rate of all debt, excluding the capital lease debt, was 4.49% and 4.89% for the three and six months ended April 30, 2005, respectively. The weighted average interest rate of all debt, excluding the capital lease debt, was 5.20% and 4.88% for the three and six months ended April 30, 2004, respectively

On January 15, 2004, the Company entered into a new credit and security agreement with a syndicate of lenders, replacing its former credit agreement that was due to expire in April 2004. On January 18, 2005, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a syndicate of lenders consisting of primarily the same banks included in the new credit and security agreement. The syndicate of lenders is led by LaSalle Bank National Association, as lead arranger, sole book runner and administrative agent, National City Bank, as co-syndication agent, KeyBank National Association, as co-syndication agent, Citizens Bank of Pennsylvania, as co-documentation agent, and U.S. Bank National Association, as co-documentation agent. The Amended Credit Agreement provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2005, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the six months ended April 30, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At April 30, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2010. Repayments of borrowings under the term loan began in March 2005 in equal quarterly installments of $2,500 with the final payment due on December 31, 2009. The Company may prepay the borrowings under the revolving credit facility and the term loan without penalty.

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

Proceeds of the Amended Credit Agreement were used to repay a portion of the borrowings outstanding under the Company’s credit agreement dated January 15, 2004. In addition, the proceeds were used to fund fees and related expenses of approximately $713 during the first half of fiscal 2005, which are being amortized over the term of the Amended Credit Agreement.

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $92 through April 2004. In June 2004, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. As of April 30, 2005 and October 31, 2004, $0 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $47,820 at April 30, 2005. Overdraft balances were $17,856 at April 30, 2005, and are included in accounts payable in the Company’s consolidated balance sheets. There were no overdraft balances at October 31, 2004.

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

In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.00%. This collar agreement, which will terminate on January 12, 2007, declines by $1,250 as principal payments are made during the term of the loan. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent the three-month LIBOR rate is above the collar cap, the Company is entitled to receive the difference. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has reviewed and designated its interest rate collar agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent that the interest rate collar is effective. The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the three or six months ended April 30, 2005.

Note 7—Pension Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2005 and 2004 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three months ended April 30, 2005	Three months ended April 30, 2004	Three months ended April 30, 2005	Three months ended April 30, 2004
Service cost	$880	$861	$10	$9
Interest cost	873	784	40	40
Expected return on plan assets	(789)	(657)	—	—
Recognized net actuarial loss	433	385	31	27
Amortization of prior service cost	83	83	(17)	(15)
Amortization of transition obligation	21	21	—	1

Net periodic benefit cost	$1,501	$1,477	$64	$62

	Pension Benefits		Other Post-retirement Benefits
	Six months ended April 30, 2005	Six months ended April 30, 2004	Six months ended April 30, 2005	Six months ended April 30, 2004
Service cost	$1,761	$1,722	$20	$18
Interest cost	1,745	1,568	80	80
Expected return on plan assets	(1,578)	(1,314)	—	—
Recognized net actuarial loss	865	770	62	54
Amortization of prior service cost	165	166	(34)	(30)
Amortization of transition obligation	43	42	—	2

Net periodic benefit cost	$3,001	$2,954	$128	$124

The total amount of Company contributions paid for the six months ended April 30, 2005 was $3,488. The Company expects estimated contributions to be $5,599 for the remainder of fiscal 2005.

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

	Three months ended April 30,		Six months ended April 30,
(Shares in thousands)	2005	2004	2005	2004
Net income	$8,525	$8,357	$13,220	$9,470
Less: Cumulative preferred stock dividend, as if declared	—	(61)	—	(123)
Add: Effect of preferred share redemption	—	—	197	—

Net income available to common stockholders	$8,525	$8,296	$13,417	$9,347

Basic weighted average shares	15,920	15,616	15,895	15,540

Effect of dilutive securities:

Stock options	522	469	523	449
Chief Executive Officer compensation shares	—	92	—	89

Diluted weighted average shares	16,442	16,177	16,418	16,078

Basic income per share	$.54	$.53	$.84	$.60

Diluted income per share	$.52	$.51	$.82	$.58

Executive Compensation

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive received an annual base salary, in arrears, in unrestricted shares of Common Stock for the first three years of the agreement. The number of shares issued was 350,000 at January 31, 2003, 300,000 at January 31, 2004, and 250,000 at January 31, 2005. The executive is entitled to receive a base salary paid in cash during years four and five. The Company initially recorded the issuance of the total stock award of 900,000 shares of Common Stock as unearned compensation reducing stockholders’ equity by $1,530 for the value of the award at $1.70 per share, the market price of the Common Stock at the date of the agreement. For the three and six month periods ended April 30, 2005, respectively, the Company recorded, as compensation expense, $0 and $106. For the three and six month periods ended April 30, 2004, respectively, the Company recorded as compensation expense $106 and $234.

Comprehensive Income

Comprehensive income amounted to $8,536 and $8,376, net of tax, for the three months ended April 30, 2005 and 2004, respectively, and $13,231 and $9,504, net of tax for the six months ended April 30, 2005 and 2004, respectively. The difference between net income and comprehensive income for the three and six months ended April 30, 2005 is equal to the unrealized holding gain on securities available for sale, as well as the change in market value of derivatives.

Note 9— Related Party Information

In January 2002, the Company issued 42,780 shares of Series A Preferred Stock to MTD Products Inc (“MTD Products”), to satisfy a note payable issued in connection with the purchase of the automotive division of MTD Products. In November 2004, pursuant to the terms of the Series A Preferred Stock, the Company elected to redeem the Series A Preferred at the stated redemption value of $100.00 per share and paid to MTD Holdings Inc (“MTD Holdings”), which received the Series A Preferred Stock when it was established as a holding company, $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 had been waived by agreement with MTD Holdings.

In December 2004, the Company acquired from MTD Consumer Group Inc, a wholly owned subsidiary of MTD Holdings, certain manufacturing equipment for $2,225. The manufacturing equipment acquired by the Company was originally sold by the Company to MTD Products in May 2002 for approximately $4,540. The manufacturing equipment is utilized by the Company to provide products to MTD Products under its three-year supply agreement. Upon acquisition of the manufacturing equipment in December 2004, the per month rental payment of approximately $75 from the Company to MTD Products ceased. The equipment is recorded in machinery and equipment at the net book value of the equipment as if the original sale had not occurred and depreciation had continued while the equipment was leased. A $7 charge, net of tax, was recorded in stockholders’ equity to record the difference in the purchase price and the computed net book value.

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

Note 11 – Income Taxes

In previous fiscal years, the Company had provided a valuation allowance for tax credits and reserves for certain other tax contingencies recorded against net operating loss carryforwards since the Company was experiencing losses and realization of these credits and other items was uncertain. In the second quarter of fiscal 2005, these matters were resolved, eliminating the requirement for the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $2,003, representing the reversal of the valuation allowance and other related reserves associated with these credits and tax contingencies.

A valuation allowance of approximately $4,960 remains at April 30, 2005 for deferred tax assets whose realization remains uncertain at this time. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize its net deferred tax assets in the future, an adjustment to the deferred tax would be charged to income in the period such determination was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks. According to industry statistics, North American car and light truck production for the second quarter of fiscal 2005 declined 4.7% compared with production for the second quarter of fiscal 2004. For the first six months of fiscal 2005, North American car and light truck production was 2.6% less than production for the first six months of fiscal 2004.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At April 30, 2005, the Company’s facilities were operating at approximately 48.6% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel program. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including capacity restraints, higher raw material costs and the fluctuation of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations results in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

Changes in the price of scrap steel can have a significant effect on the Company’s results of operations because substantially all of its operations generate engineered scrap steel. Engineered scrap steel is a planned by-product of the Company’s processing operations, and net proceeds from the disposition of scrap steel contribute to gross margin by offsetting the increases in the cost of steel and the attendant costs of quality and availability. Changes in the price of steel impact the Company’s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers.

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

For the twelve months ended October 31, 2004, the actual return on pension plans’ assets for three of the Company’s plans approximated 8.5% to 10.2% . The year end of the Company’s fourth pension plan was revised to October 31. The return of this plan’s assets for the short period of November 1, 2004 to January 31, 2005, the latest period for which information is available was 4.98%. Except for the short period of this plan, the actual rate of return on plan assets exceeded the 7.25% to 8.00% expected rates of return on plan assets used to derive pension expense. The higher actual return on plans assets reflects the recovery of the equity markets experienced in 2003 and 2004 from the depressed levels, which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its plan assets at 7.25% to 8.00%, the same assumption used to derive fiscal 2004 expense.

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

Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

REVENUES. Sales for the second quarter of fiscal 2005 were $166,803, a decrease of $13,002, or 7.2%, from last year’s second quarter sales of $179,805. The decrease in sales resulted from weaker demand for the Company’s products in the automotive markets that the Company supplies, partially offset by sales in the heavy truck market in the second quarter of fiscal 2005 compared to heavy truck sales in the same period of the prior year. During this second quarter of fiscal 2005, North American automotive and light truck production declined by 4.7% compared to the second quarter of fiscal 2004.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2005 was $22,039 compared to gross profit of $26,024 in the second quarter of fiscal 2004, a decrease of $3,985, or 15.3%, between years. Gross profit as a percentage of sales was 13.2% in the second quarter of fiscal 2005 compared to 14.5% a year ago. Gross profit in fiscal 2005 declined as a result of the lower volume of business in fiscal 2005 compared to fiscal 2004 and the increased material costs in fiscal 2005. Offsetting the impact of lower sales volume and increasing net material costs were reduced manufacturing expenses. Manufacturing expenses declined in the second quarter of fiscal 2005 from same period in the prior year as a result of reduced personnel and personnel related costs, partially offset by increased depreciation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $9,451 in the second quarter of fiscal 2005 declined by $277 from $9,728 in the same period of the prior year. As a percentage of sales, these expenses were 5.7% in the second quarter of fiscal 2005 compared to 5.4% of sales in the second quarter of fiscal 2004. The increase in selling, general and administrative expenses as a percentage of sales resulted from the decline in sales. Selling, general and administrative expenses incurred declined because of a reduction in personnel and personnel related expenses.

OTHER. Interest expense for the second quarter of fiscal 2005 was $1,541, a decrease of $642 from the second quarter of fiscal 2004. Interest expense declined from the prior year second quarter as the result of a lower level of borrowed funds and a decrease in the interest rate. The interest rate decline was due to improved pricing that resulted from refinancing the Company’s former credit agreement. Borrowed funds averaged $126,945 during the second quarter of fiscal 2005 and the weighted average interest rate was 4.49%. In the second quarter of fiscal 2004, borrowed funds averaged $152,452 while the weighted average interest rate was 5.20%.

Other expense, net was $401 for the second quarter of fiscal 2005. In the second quarter of fiscal 2004, other expense, net was $191. In each period, the expense was the result of losses incurred in connection with the disposal of fixed assets.

The provision for income taxes in the second quarter of fiscal 2005 was $2,167 on income before taxes of $10,692 for an effective tax rate of 20.3%. In previous fiscal years, the Company had provided a valuation allowance for tax credits and reserves for certain other tax contingencies recorded against net operating loss carryforwards since the Company was experiencing losses and realization of the credits and other items was uncertain. In the second quarter of fiscal 2005, these matters were resolved, eliminating the requirement for the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $2,003, representing the reversal of the valuation allowance and other related reserves associated with these tax credits and tax contingencies. The provision for income taxes in the second quarter of fiscal 2004 was $5,572 on income before taxes of $13,929 for an effective tax rate of 40%. Without the benefit for the second quarter of fiscal 2005, the Company’s effective tax rate for the second quarter of fiscal 2005 would have been comparable to the effective tax rate for the second quarter of fiscal 2004.

NET INCOME. Net income for the second quarter of fiscal 2005 was $8,525, or $.54 per share, basic, and $.52 per share, diluted. A year ago, the second quarter net income was $8,357, or $.53 per share, basic, and $.51 per share, diluted.

Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004

REVENUES. Sales for the first six months of fiscal 2005 were $318,326, a decrease of $2,373, or 0.7%, over last year’s first six month sales of $320,699. For the first six months of fiscal 2005, sales of the Company’s products were negatively affected by the overall reduced automotive demand experienced in the second quarter, and by customer assembly plant production downtime in the first quarter of fiscal 2005, partially offset by the sales of parts supplied for new models that began production in the first quarter of fiscal 2005 and by strong demand in the heavy truck market. For the first half of fiscal 2005, North American automotive and light truck production declined by 2.6% compared to the first half of fiscal 2005.

GROSS PROFIT. Gross profit for the first six months of fiscal 2005 was $41,295 compared to gross profit of $39,250 in the first half of fiscal 2004, an increase of $2,045, or 5.2%, between years. Gross profit as a percentage of sales was 13.2% in the first half of fiscal 2005 compared to 12.2% a year ago. Gross profit in fiscal 2005 was adversely affected by the reduced volume of sales in the first half of fiscal 2005 compared to the first half of fiscal 2004, but favorably impacted by net material cost recoveries in fiscal 2005. Lastly, gross profit in the first six months of fiscal 2005 was favorably affected by lower manufacturing expenses compared to the first six months of fiscal 2004. Manufacturing expenses declined from the same period in the prior year as a result of reduced personnel and personnel related costs, and lower maintenance and other manufacturing costs, partially offset by increased depreciation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $17,761 in the first six months of fiscal 2005 declined by $683 from $18,444 in the same period of the prior year. As a percentage of sales, these expenses were 5.6% in the first half of fiscal 2005 compared to 5.8% of sales in the first half of fiscal 2004. Selling, general and administrative expenses declined because of a reduction in personnel and personnel related expenses.

OTHER. For the first six months of fiscal 2005, interest expense was $4,789, a decrease of $134 from interest expense incurred in the first six month period of fiscal 2004. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in the accelerated amortization of deferred financing costs of $1,322 included in interest expense in the first six months of fiscal 2005. In the first six months of fiscal 2004, interest expense included approximately $350 of accelerated amortization of deferred financing costs associated with the Company’s former credit agreement. Remaining interest expense of $3,467 accrued on debt for the first half of fiscal 2005 decreased by $1,106 from interest expense accrued on debt for the first half of fiscal 2004 as a result of a lower level of borrowed funds. Borrowed funds averaged $120,778 during the first six months of fiscal 2005 and the weighted average interest rate was 4.89%. For the first six months of fiscal 2004, borrowed funds averaged $148,935 while the weighted average interest rate was 4.88%

Other expense, net was $437 in the first six months of fiscal 2005. In the first six months of fiscal 2004, other expense, net was $108. In each period, the expense was a result of losses incurred in connection with the disposal of fixed assets.

The provision for income taxes in the first half of fiscal 2005 was $5,169 on income before taxes of $18,389 for an effective tax rate of 28.1%. In previous fiscal years, the Company had provided a valuation allowance for tax credits and reserves for certain other tax contingencies recorded against net operating loss carryforwards since the Company was experiencing losses and realization of the credits and other items was uncertain. In the second quarter of fiscal 2005, these matters were resolved, eliminating the requirement for the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $2,003, representing the reversal of the valuation allowance and other related reserves associated with these tax credits and tax contingencies. The provision for income taxes in the first half of fiscal 2004 was $6,314 on income before taxes of $15,784 for an effective tax rate of 40.0%. Without the benefit for the first half of fiscal 2005, the Company’s effective tax rate for first six months of fiscal 2005 would have been, comparable to the effective tax rate for the first half of fiscal 2004.

NET INCOME. Net income for the first six months of fiscal 2005 was $13,220, or $.84 per share, basic, and $.82 per share, diluted. A year ago, the first six months net income was $9,470, or $.60 per share, basic, and $.58 per share, diluted.

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

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2005, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the six months ended April 30, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At April 30, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2010. Repayments of borrowings under the term loan are in equal quarterly installments of $2,500 with the final payment due on December 31, 2009. The Company may prepay the borrowings under the revolving credit facility and the term loan without penalty.

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

In June 2003, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $92 through April 2004. In June 2004, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. As of April 30, 2005 and October 31, 2004, $0 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Amended Credit Agreement	Other Debt	Total
2006	$10,000	$339	$10,339
2007	10,000	426	10,426
2008	10,000	444	10,444
2009	10,000	335	10,335
2010	82,500	346	82,846
2011 and thereafter	—	446	446

Total	$122,500	$2,336	$124,836

At April 30, 2005, total debt was $124,836 and total equity was $138,939, resulting in a capitalization rate of 47.3% debt, 52.7% equity. Current assets were $157,523 and current liabilities were $126,979 resulting in a working capital of $30,544.

Cash was generated by income and non-cash items amounting to $35,950 in the first half of fiscal 2005 compared to $33,035 in the first half of fiscal 2004. The increase of $2,915 reflects the improvement in net income, a higher level of depreciation and increased amortization of deferred financing fees, including the accelerated amortization of deferred financing fees as a result of entering into the Amended and Restated Credit Agreement.

Working capital changes since October 31, 2004 required funds of $44,082 and included an increase in accounts receivable of $15,836. As anticipated, accounts receivable have increased as the accelerated collection programs that had previously existed with the automotive customers came to an end. These programs permitted collection of accounts due approximately 30 days sooner than normal collection terms of approximately 45 days average. The transition to the new collection cycle has been completed and accounts receivable are expected to maintain the current level, subject to sales volume variation. Inventory increased, reflecting the Company’s procurement of reimbursable customer tooling for upcoming new programs. In addition, payables, including overdraft balances included in financing activities, decreased in connection with the reduced sales volume experienced in the second quarter.

Capital expenditures in the first half of fiscal 2005 were $14,414 and included several non-recurring transactions. The Company had previously sold several presses to MTD Products Inc (“MTD Products”) and leased the presses from MTD Products for use in production of parts for MTD Products. By agreement, the Company retained the right to repurchase the equipment at the original selling price to MTD Products less lease payments paid to MTD Products during the term of the lease. In December 2004, the Company repurchased the presses from an affiliate of MTD Products for $2,225. During the same month, the Company entered into an agreement with Comerica Bank (“Comerica”) regarding certain debt of Valley City Steel (“VCS LLC”) owed to Comerica that was secured by a first mortgage on land and a building owned by the Company that was leased to VCS LLC. VCS LLC was a joint venture in which the Company owned a minority interest (49%) and Viking Steel, LLC (“Viking”) owned a majority interest (51%). In November 2002, Viking, as the majority member of VCS LLC, voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. During the third quarter of fiscal 2003, substantially all of the assets of VCS LLC were sold to a third party, but the proceeds were insufficient to satisfy the debt owed to Comerica. The agreement between the Company and Comerica effectively results in the discharge of the Company under the debt and protects the Company’s ownership interest in the land and building from foreclosure. The transaction, in the amount of $3,072, was recorded in land and building and the building is being depreciated over 20 years.

In January 2002, the Company issued 42,780 shares of Series A Preferred Stock to MTD Products to satisfy a note payable issued in connection with the purchase of the automotive division of MTD Products. In November 2004, pursuant to the terms of the Series A Preferred Stock, the Company elected to redeem the Series A Preferred at the stated redemption value of $100.00 per share and paid to MTD Holdings Inc (“MTD Holdings”), which received the Series A Preferred Stock when it was established as a holding company, $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 had been waived by agreement with MTD Holdings.

Financing activity in the first six months of fiscal 2005 resulted from the borrowings under the Amended Credit Agreement. Once the Amended Credit Agreement was completed, the Company repaid a term loan under its former credit agreement and borrowed additional funds under the revolving credit facility to sufficiently provide for working capital requirements, fixed asset additions, financing costs related to the Amended Credit Agreement and the repurchase of preferred stock.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $47,820 at April 30, 2005. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through April 30, 2006 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $47,500 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In particular, forward-looking statements relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth or operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors; increases in the price of, or limitations on the availability, of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of April 30, 2005, the Company had $122.5 million outstanding under the Amended Credit Agreement. Based on April 30, 2005 debt levels, a 0.5% per annum change in interest rates would have impacted interest expense by approximately $0.2 million and $0.3 million for the three and six months ended April 30, 2005, respectively.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25 million interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.00%. This collar agreement, which will terminate on January 12, 2007, declines by $1.25 million as principal payments are made during the term of the loan. The Company has a $23.75 million balance on the interest rate collar as of April 30, 2005. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge. Changes in the fair value of the interest rate collar are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent that the interest rate collar is effective. The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the three or six months ended April 30, 2005.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency contracts periodically. There were no foreign currency forward exchange contracts outstanding as of April 30, 2005. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

On March 23, 2005, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders elected as Class II Directors all nominees designated in the Proxy Statement dated February 8, 2005.

The Directors were elected pursuant to the following vote:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE
Curtis E. Moll	14,609,669	773,591	—
Theodore K. Zampetis	14,609,629	773,631	—
Robert J. King, Jr.	15,334,676	48,584	—

In addition, the following Directors’ term of office continued after the meeting: Cloyd J. Abruzzo, David J. Hessler, George G. Goodrich, Dieter Kaesgen and John J. Tanis.

Additionally, the stockholders approved Shiloh Industries, Inc. Senior Management Bonus Plan, pursuant to the following vote:

	FOR	AGAINST	ABSTAIN
Senior Management Bonus Plan	13,858,535	44,344	21,938

Item 6. Exhibits

10.1	Shiloh Industries, Inc. Senior Management Bonus Plan is incorporated herein by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 8, 2005 (Commission File Number 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Stephen E. Graham
Stephen E. Graham
Chief Financial Officer

Date: May 25, 2005

EXHIBIT INDEX

10.1	Shiloh Industries, Inc. Senior Management Bonus Plan is incorporated herein by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 8, 2005 (Commission File Number 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.