Form 10-Q
period 2005-07-31
SHILOH INDUSTRIES INC
filed 2005-08-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of August 23, 2005 was 15,940,535 shares.

SHILOH INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2005	October 31, 2004
ASSETS
Cash and cash equivalents	$503	$3,470
Accounts receivable, net of allowance for doubtful accounts of $1,231 and $1,546 at July 31, 2005, and October 31, 2004, respectively	84,706	82,807
Related party accounts receivable	2,828	5,020
Income tax receivable	5,050	351
Inventories, net	37,097	37,180
Deferred income taxes	3,939	8,907
Prepaid expenses	2,022	2,201

Total current assets	136,145	139,936

Property, plant and equipment, net	244,744	252,643
Other assets	5,935	6,602

Total assets	$386,824	$399,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$11,156	$16,391
Accounts payable	57,060	82,637
Other accrued expenses	38,470	39,460

Total current liabilities	106,686	138,488

Long-term debt	108,590	100,329
Deferred income taxes	16,512	18,902
Long-term benefit liabilities	10,915	11,228
Other liabilities	485	673

Total liabilities	243,188	269,620

Stockholders’ equity:
Preferred stock	—	1
Preferred stock paid-in capital	—	4,044
Common stock, 15,940,035 and 15,652,071 shares issued and outstanding at July 31, 2005 and October 31, 2004, respectively	159	157
Common stock paid-in capital	57,834	57,428
Retained earnings	103,620	85,153
Unearned compensation	—	(106)
Accumulated other comprehensive loss	(17,977)	(17,116)

Total stockholders’ equity	143,636	129,561

Total liabilities and stockholders’ equity	$386,824	$399,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Revenues	$139,399	$146,493	$457,725	$467,192
Cost of sales	126,212	129,498	403,243	410,947

Gross profit	13,187	16,995	54,482	56,245
Selling, general and administrative expenses	8,473	8,910	26,234	27,354

Operating income	4,714	8,085	28,248	28,891
Interest expense	1,537	2,007	6,325	6,930
Interest income	36	24	117	33
Other (expense) income, net	(124)	225	(561)	117

Income before income taxes	3,089	6,327	21,479	22,111
(Benefit) provision for income taxes	(2,390)	2,486	2,779	8,800

Net income	$5,479	$3,841	$18,700	$13,311

Earnings per share:
Basic earnings per share	$.34	$.24	$1.19	$.84

Basic weighted average number of common shares	15,929	15,705	15,906	15,596

Diluted earnings per share	$.33	$.23	$1.15	$.81

Diluted weighted average number of common shares	16,412	16,297	16,406	16,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended July 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$18,700	$13,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,956	23,772
Amortization of unearned compensation	106	341
Amortization of deferred financing costs	1,703	1,158
Deferred income taxes	2,578	8,528
Tax benefit on employee stock options and stock compensation	243	242
Loss on sale of assets	438	183
Changes in operating assets and liabilities:
Accounts receivable	293	470
Inventories	83	2,268
Prepaids and other assets	(749)	(113)
Payables and other liabilities	(44,628)	(1,097)
Income tax receivable	(4,699)	—

Net cash provided by operating activities	24	49,063

Cash Flows From Investing Activities:
Capital expenditures	(19,126)	(11,117)
Proceeds from sale of assets	213	50
Purchase of investment securities	(252)	(252)

Net cash used in investing activities	(19,165)	(11,319)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	923	817
Repayment of short-term borrowings	(642)	(543)
Repayment of promissory notes to related parties	—	(460)
Payment of capital lease	(80)	(78)
Increase (decrease) in overdraft balances	18,212	(10,216)
Proceeds from long-term borrowings	162,800	189,500
Repayments of long-term borrowings	(159,975)	(210,200)
Proceeds from exercise of stock options	173	395
Redemption of preferred stock	(4,524)	—
Payment of deferred financing costs	(713)	(2,776)

Net cash provided by (used in) financing activities	16,174	(33,561)

Net increase (decrease) in cash and cash equivalents	(2,967)	4,183
Cash and cash equivalents at beginning of period	3,470	558

Cash and cash equivalents at end of period	$503	$4,741

Supplemental Cash Flow Information:
Cash paid for interest	$4,773	$6,138
Cash paid for income taxes	$5,436	$1,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Revenues and operating results for the nine months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has collective bargaining agreements covering employees at four of its subsidiaries, and these agreements are due to expire in June 2006, May 2007, August 2008 and May 2010.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year presentation.

Stock Options and Executive Compensation

In accordance with the provision of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company has elected to continue applying the intrinsic value approach under Accounting Principles Board (“APB”) No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the exercise price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net income, as reported	$5,479	$3,841	$18,700	$13,311
Less: Cumulative preferred stock dividend, as if declared	—	(61)	—	(184)
Add: Effect of preferred share redemption	—	—	197	—
Add back: Stock-based compensation expense, net of tax, as reported	—	64	65	205
Less: Stock-based compensation expense, net of tax, pro forma	(91)	(146)	(208)	(463)

Pro forma net income	$5,388	$3,698	$18,754	$12,869

Basic net income per share – as reported	$.34	$.24	$1.19	$.84

Basic net income per share – pro forma	$.34	$.24	$1.18	$.83

Diluted net income per share – as reported	$.33	$.23	$1.15	$.81

Diluted net income per share – pro forma	$.33	$.23	$1.14	$.80

The Company’s stock option plan, adopted in May 1993, provides for granting officers and employees of the Company options to acquire an aggregate of 1,700,000 shares of the Company’s common stock (“Common Stock”) at an exercise price equal to 100% of market value on the date of grant.

Note 2—New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The Company is required to adopt the new accounting provisions of SFAS No. 123R beginning in the first quarter of fiscal 2006. The Company has evaluated the provisions of this standard, and it is not expected to have a significant negative effect on consolidated net income or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Note 3—Inventories

Inventories consist of the following:

	July 31, 2005	October 31, 2004
Raw materials	$12,815	$14,149
Work-in-process	7,327	7,108
Finished goods	9,034	10,056

Total material	29,176	31,313
Tooling	7,921	5,867

Total inventory	$37,097	$37,180

Note 4—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2005	October 31, 2004
Land	$8,280	$8,118
Buildings and improvements	102,128	98,820
Machinery and equipment	308,038	309,077
Furniture and fixtures	23,805	23,410
Construction in progress	12,031	3,112

Total, at cost	454,282	442,537
Less: Accumulated depreciation	(209,538)	(189,894)

Property, plant and equipment, net	$244,744	$252,643

Note 5— Financing Arrangements

Debt consists of the following:

	July 31, 2005	October 31, 2004
Amended and Restated Credit Agreement—interest at 5.23% at July 31, 2005	$116,700	$—
Credit Agreement—interest at 5.26% at October 31, 2004	—	113,875
Insurance broker financing agreement	739	457
State of Ohio promissory note	2,000	2,000
Capital lease debt	307	388

Total debt	119,746	116,720
Less: Current debt	11,156	16,391

Total long-term debt	$108,590	$100,329

The weighted average interest rate of all debt, excluding the capital lease debt, was 4.87% and 4.88% for the three and nine months ended July 31, 2005, respectively. The weighted average interest rate of all debt, excluding the capital lease debt, was 4.86% and 4.88% for the three and nine months ended July 31, 2004, respectively

On January 18, 2005, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a syndicate of lenders consisting of primarily the same banks included in its former credit and security agreement. The syndicate of lenders is led by LaSalle Bank National Association, as lead arranger, sole book runner and administrative agent, National City Bank, as co-syndication agent, KeyBank National Association, as co-syndication agent, Citizens Bank of Pennsylvania, as co-documentation agent, and U.S. Bank National Association, as co-documentation agent. The Amended Credit Agreement provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The Amended Credit Agreement replaced the Company’s former credit and security agreement entered into on January 15, 2004.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2005, the covenants required a minimum fixed coverage ratio of 1.15 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the nine months ended July 31, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At July 31, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

Proceeds of the Amended Credit Agreement were used to repay a portion of the borrowings outstanding under the Company’s former credit agreement dated January 15, 2004. In addition, the proceeds were used to fund fees and related expenses of approximately $713 during the first half of fiscal 2005, which are being amortized over the term of the Amended Credit Agreement.

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $93 through April 2005. In June 2005, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of July 31, 2005 and October 31, 2004, $739 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $51,120 at July 31, 2005. Overdraft balances were $18,212 at July 31, 2005, and are included in accounts payable in the Company’s consolidated balance sheets. There were no overdraft balances at October 31, 2004.

Note 6—Fair Value of Derivative Financial Instruments

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

In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. This collar agreement, which will terminate on January 12, 2007, declines by $1,250 as principal payments are made during the term of the loan. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent the three-month LIBOR rate is above the collar cap, the Company is entitled to receive the difference. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has reviewed and designated its interest rate collar agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent that the interest rate collar is effective. The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the three or nine months ended July 31, 2005.

Note 7—Pension Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three months ended July 31, 2005	Three months ended July 31, 2004	Three months ended July 31, 2005	Three months ended July 31, 2004
Service cost	$880	$861	$10	$9
Interest cost	873	784	40	40
Expected return on plan assets	(789)	(657)	—	—
Recognized net actuarial loss	433	385	31	27
Amortization of prior service cost	83	83	(17)	(15)
Amortization of transition obligation	22	21	—	1

Net periodic benefit cost	$1,502	$1,477	$64	$62

	Pension Benefits		Other Post-retirement Benefits
	Nine months ended July 31, 2005	Nine months ended July 31, 2004	Nine months ended July 31, 2005	Nine months ended July 31, 2004
Service cost	$2,641	$2,583	$30	$27
Interest cost	2,618	2,352	120	120
Expected return on plan assets	(2,367)	(1,971)	—	—
Recognized net actuarial loss	1,298	1,155	93	81
Amortization of prior service cost	248	249	(51)	(45)
Amortization of transition obligation	66	63	—	3

Net periodic benefit cost	$4,504	$4,431	$192	$186

The total amount of Company pension plan contributions paid for the nine months ended July 31, 2005 was $7,420. The Company expects estimated pension plan contributions to be $1,590 for the remainder of fiscal 2005.

Note 8—Equity Matters

Income Per Share

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Common Stock outstanding during the period. The diluted income per share reflects the potential dilutive effect of the Company’s stock option plan and, for fiscal 2004, the unearned shares of Common Stock issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement.

The shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted income per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted income per share computation for net income:

	Three months ended July 31,		Nine months ended July 31,
(Shares in thousands)	2005	2004	2005	2004
Net income	$5,479	$3,841	$18,700	$13,311
Less: Cumulative preferred stock dividend, as if declared	—	(61)	—	(184)
Add: Effect of preferred share redemption	—	—	197	—

Net income available to common stockholders	$5,479	$3,780	$18,897	$13,127

Basic weighted average shares	15,929	15,705	15,906	15,596
Effect of dilutive securities:
Stock options	483	524	500	473

Chief Executive Officer compensation shares	—	68	—	63

Diluted weighted average shares	16,412	16,297	16,406	16,132

Basic income per share	$.34	$.24	$1.19	$.84

Diluted income per share	$.33	$.23	$1.15	$.81

Comprehensive Income

Comprehensive income amounted to $4,607 and $3,843, net of tax, for the three months ended July 31, 2005 and 2004, respectively, and $17,839 and $13,347, net of tax for the nine months ended July 31, 2005 and 2004, respectively. The difference between net income and comprehensive income for the three and nine months ended July 31, 2005 is equal to the unrealized holding gain on securities available for sale, as well as the change in market value of derivatives.

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

In December 2004, the Company acquired from MTD Consumer Group Inc, a wholly owned subsidiary of MTD Holdings, certain manufacturing equipment for $2,225. The manufacturing equipment acquired by the Company was originally sold by the Company to MTD Products in May 2002 for approximately $4,540. The manufacturing equipment is utilized by the Company to provide products to MTD Products under its three-year supply agreement. Upon acquisition of the manufacturing equipment in December 2004, the monthly rental payment of approximately $75 from the Company to MTD Products ceased. The equipment is recorded in machinery and equipment at the net book value of the equipment as if the original sale had not occurred and depreciation had continued while the equipment was leased. A $7 charge, net of tax, was recorded in stockholders’ equity to record the difference in the purchase price and the computed net book value.

Note 10 – Valley City Steel Information

In December 2004, the Company entered into an agreement with Comerica Bank (“Comerica”) regarding certain debt of Valley City Steel LLC (“VCS LLC”) owed to Comerica that was secured by a first mortgage on land and a building owned by the Company that was leased to VCS LLC. VCS LLC was a joint venture in which the Company owned a minority interest (49%) and Viking Steel, LLC (“Viking”) owned a majority interest (51%). In November 2002, Viking, as the majority member of VCS LLC, voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. During the third quarter of fiscal 2003, substantially all of the assets of VCS LLC were sold to a third party, but the proceeds were insufficient to satisfy the debt owed to Comerica. The agreement between the Company and Comerica effectively results in the discharge of the Company under the debt and protects the Company’s ownership interest in the land and building from foreclosure. The transaction, in the amount of $3,072, was recorded in land and building and the building is being depreciated over 20 years.

Note 11 – Income Taxes

In previous fiscal years, the Company had provided a tax valuation allowance to reduce its deferred tax assets to their estimated realizable value. A valuation allowance for the tax benefit of tax credits was recorded in previous years since realization of these tax credits was uncertain at that time. In addition, reserves for certain tax contingencies were recorded in previous years against the tax benefit of net operating loss carryforwards since the Company was experiencing losses and realization of this benefit was uncertain at that time. In the second quarter of fiscal 2005, these matters were resolved, eliminating the requirement for the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $2,003, representing the reversal of the valuation allowance and other related reserves associated with these credits and tax contingencies.

In previous fiscal years, an additional tax valuation allowance was recorded related to capital loss carryforwards. The capital loss carryforwards resulted from the Company’s loss of its investment in its joint venture, VCS LLC, after the majority owner of VCS LLC unilaterally filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The loss was characterized as a capital loss, and because of the Company’s financial performance at the time and the remote possibility of sufficient capital gain income to ensure utilization of the capital loss carryforward, the Company recorded a valuation allowance of $2,503.

Since filing for bankruptcy, VCS LLC continued to operate under debtor in possession financing until the sale of substantially all of the assets of VCS LLC to another party. During this period of operation, VCS LLC continued to generate operating losses. In the third quarter of fiscal 2005, upon receiving notice of the filing of VCS LLC’s tax returns for the tax years ending 2002 through 2004, the Company was allocated additional ordinary losses that reduced its tax basis in the limited liability company to zero. Accordingly, the Company will not realize a capital loss from this investment and, therefore, the tax benefit previously recorded with respect to the anticipated capital loss as well as the related tax valuation allowance were reversed in the third quarter of fiscal 2005. However, as a result of the additional ordinary losses allocated to the Company that can be fully utilized to reduce taxes currently due in fiscal 2005, a tax benefit in the amount of $2,503 was recorded in the third quarter of fiscal 2005.

A valuation allowance of approximately $2,686 remains at July 31, 2005 for deferred tax assets whose realization remains uncertain at this time. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that its deferred assets will not be fully realized and that the tax valuation allowance is appropriate. In the event the Company were to determine that it would be able to realize some or all of its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

The State of Ohio passed into law, effective June 30, 2005, tax legislation that, among other things, gradually eliminates the State of Ohio corporate tax on income. As a result, the Company evaluated the effect of the legislation on the Company’s deferred tax assets and liabilities and recorded a reduction of net deferred liabilities and a benefit in the tax provision of $1,102 in the third quarter of fiscal 2005. Effective June 30, 2005, the Company became subject to Ohio corporate tax on gross receipts. In addition, in the third quarter of fiscal 2005, the Company reduced its deferred tax asset and stockholders’ equity by $894 related to the Company’s minimum pension liability included in accumulated other comprehensive income (loss).

The provision for income taxes for the three and nine months ended July 31, 2005 consist of the following:

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Provision for income taxes at the Company’s effective tax rate, excluding items discussed above	$1,215	$8,387
Reduction of net deferred tax liabilities	(1,102)	(1,102)
Tax benefit of additional ordinary losses	(2,503)	(2,503)
Resolution of tax contingencies and reduction of valuation allowance	—	(2,003)

Total (benefit) provision for income taxes	$(2,390)	$2,779

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. A majority of the parts that the Company produces supply vehicles manufactured by traditional domestic manufacturers. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers. According to industry statistics, traditional domestic manufacturer production for the third quarter of fiscal 2005 declined by 5.8% and total North American car and light truck production for the third quarter of fiscal 2005 declined 1.6%, in each case compared with production for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, traditional domestic manufacturer production declined by 5.1% and total North American car and light truck production declined 1.3% in each case compared with production for the first nine months of fiscal 2004.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At July 31, 2005, the Company’s facilities were operating at approximately 48% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Deferred Tax Assets. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

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

The Company’s investment policy for assets of the plans is to maintain an allocation generally of 40 to 60 percent in equity securities and 40 to 60 percent in debt securities. Additionally, real estate investments are permitted to range between zero to ten percent. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

For the twelve months ended October 31, 2004, the actual return on pension plans’ assets for three of the Company’s plans approximated 8.5% to 10.2%. The year end of the Company’s fourth pension plan was revised to October 31. The return of this plan’s assets for the abbreviated period of November 1, 2004 to January 31, 2005, the latest period for which information is available, was 4.98%. Except for the abbreviated period of this plan, the actual rate of return on plan assets exceeded the 7.25% to 8.00% expected rates of return on plan assets used to derive pension expense. The higher actual return on plans assets reflects the recovery of the equity markets experienced in 2003 and 2004 from the depressed levels, which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company maintained its estimate for the expected long-term return on its plan assets at 7.25% to 8.00%, the same assumption used to derive fiscal 2004 expense.

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

Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

REVENUES. Sales for the third quarter of fiscal 2005 were $139,399, a decrease of $7,094, or 4.8%, from last year’s third quarter sales of $146,493. The decrease in sales resulted from weaker demand for the Company’s products in the automotive markets that the Company supplies. According to industry statistics, during the third quarter of fiscal 2005, the production of the traditional domestic manufacturers declined by 5.8%, compared to the third quarter of fiscal 2004. North American automotive and light truck production declined by 1.6% during the third quarter of fiscal 2005, compared to the third quarter of fiscal 2004.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2005 was $13,187 compared to gross profit of $16,995 in the third quarter of fiscal 2004, a decrease of $3,808 between years. Gross profit as a percentage of sales was 9.5% in the third quarter of fiscal 2005 compared to 11.6% the same quarter a year ago. Gross profit in the third quarter of fiscal 2005 declined as a result of the lower volume of business in fiscal 2005 compared to fiscal 2004 and the increased net material costs in the third quarter of fiscal 2005. Partially offsetting the impact of lower sales volume and increasing net material costs were reduced manufacturing expenses. Manufacturing expenses declined in the third quarter of fiscal 2005 from same period in the prior year as a result of reduced personnel and personnel related costs, lower levels of repairs and maintenance, and lower manufacturing supply costs, partially offset by the effects of new costs associated with several major new product launches and increased depreciation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $8,473 in the third quarter of fiscal 2005 declined by $437 from $8,910 in the same period of the prior year. As a percentage of sales, these expenses were 6.1% in both the third quarter of fiscal 2005 and the third quarter of fiscal 2004. Selling, general and administrative expenses declined on a dollar basis because of a reduction in personnel and personnel related expenses, and a decrease in allowance for doubtful accounts resulting from a recovery of an account previously written off.

OTHER. Interest expense for the third quarter of fiscal 2005 was $1,537, a decrease of $470 from the third quarter of fiscal 2004. Interest expense declined from the prior year third quarter as the result of a lower level of borrowed funds. Borrowed funds averaged $122,291 during the third quarter of fiscal 2005 and the weighted average interest rate was 4.87%. In the third quarter of fiscal 2004, borrowed funds averaged $138,645 while the weighted average interest rate was 4.86%.

Other expense, net was $124 for the third quarter of fiscal 2005. In the third quarter of fiscal 2004, other income, net was $225. The expense in the third quarter of fiscal 2005 was the result of losses on the disposal of fixed assets. Other income in the third quarter of fiscal 2004 was the result of foreign currency transaction gains at the Company’s Mexican subsidiary.

The provision for income taxes in the third quarter of fiscal 2005 was a benefit of $2,390 on income before taxes of $3,089. The income tax benefit included the impact of two discrete items occurring during the quarter. In previous years, the Company recognized a deferred tax asset related to capital loss carryforwards. The capital loss carryforwards resulted from the Company’s loss of its investment in its joint venture, Valley City Steel LLC (“VCS LLC”), after the majority owner of VCS LLC unilaterally filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The loss was characterized as a capital loss and because of the Company’s financial performance at the time and the remote possibility of sufficient capital gain income to insure utilization of the capital loss carryforward, the Company recorded a valuation allowance of $2,503.

Since filing for bankruptcy, VCS LLC continued to operate under debtor in possession financing until the sale of substantially all of the assets of VCS LLC to another party. During this period of operation, VCS LLC continued to generate operating losses. In the third quarter of fiscal 2005, upon receiving notice of the filing of VCS LLC’s tax returns for the tax years ending in 2002 through 2004, the Company was allocated additional ordinary losses that reduced its tax basis in the limited liability company to zero. Accordingly, the Company will not realize a capital loss from this investment and, therefore, the tax benefit previously recorded with respect to the capital loss as well as the related tax valuation allowance were reversed in the third quarter of fiscal 2005. However, as a result of the additional ordinary losses allocated to the Company that can be fully utilized to reduce taxes currently due in fiscal year 2005, a tax benefit in the amount of $2,503 was recorded in the third quarter of fiscal 2005.

The State of Ohio passed into law, effective June 30, 2005, tax legislation that, among other things, gradually eliminates the State of Ohio corporate tax on income. As a result, the Company evaluated the effect of the legislation on the Company’s deferred tax assets and liabilities and recorded a reduction of net deferred liabilities and a benefit in the tax provision of $1,102 in the third quarter of fiscal 2005. In addition, in the third quarter of fiscal 2005, the Company reduced its deferred tax asset and stockholders’ equity by $894 related to the Company’s minimum pension liability included in accumulated other comprehensive income (loss).

The provision for income taxes in the third quarter of fiscal 2004 was $2,486 on income before taxes of $6,327 for an effective tax rate of 39%. In the third quarter of fiscal 2005, the Company had income before taxes of $3,089, and tax benefits of $3,605 resulting in a benefit for income taxes in the amount of $2,390. Without the income tax benefits of $3,605 recorded in the third quarter of fiscal 2005, the Company would have had a provision for income taxes of $1,215 on income before taxes of $3,089, which would have resulted in an effective tax rate of 39% for the third quarter of fiscal 2005. The Company is presenting taxes and tax rates without tax benefits to facilitate comparisons between the periods.

NET INCOME. Net income for the third quarter of fiscal 2005 was $5,479, or $.34 per share, basic, and $.33 per share, diluted. A year ago, the third quarter net income was $3,841, or $.24 per share, basic, and $.23 per share, diluted.

Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004

REVENUES. Sales for the first nine months of fiscal 2005 were $457,725, a decrease of $9,467, or 2.0%, from last year’s first nine month sales of $467,192. For the first nine months of fiscal 2005, sales of the Company’s products were negatively affected by the overall reduced automotive demand, partially offset by the sales of parts supplied for new models that began production in the first quarter of fiscal 2005 and by strong demand in the heavy truck market. For the nine months of fiscal 2005, the production of the traditional domestic manufacturers declined 5.1%, and North American automotive and light truck production declined by 1.3%, compared to the first nine months of fiscal 2004,.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2005 was $54,482 compared to gross profit of $56,245 in the first nine months of fiscal 2004, a decrease of $1,763, or 3.1%, between years. Gross profit as a percentage of sales was 11.9% in the first nine months of fiscal 2005 compared to 12.0% a year ago. Gross profit in fiscal 2005 was adversely affected on a dollar basis by the reduced volume of sales in the first three quarters of fiscal 2005 compared to the first three quarters of fiscal

2004, and increased material costs in the first three quarters of fiscal 2005. Partially offsetting the effect of lower sales volumes and increasing material costs, gross profit in the first nine months of fiscal 2005 was favorably affected by lower manufacturing expenses compared to the first nine months of fiscal 2004. Manufacturing expenses declined from the same period in the prior year as a result of reduced personnel and personnel related costs, lower maintenance and other manufacturing costs, and lower manufacturing supply costs, partially offset by increased depreciation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $26,234 in the first nine months of fiscal 2005 declined by $1,120 from $27,354 in the same period of the prior year. As a percentage of sales, these expenses were 5.7% in the first nine months of fiscal 2005 compared to 5.9% of sales in the first nine months of fiscal 2004. Selling, general and administrative expenses declined because of a reduction in personnel and personnel related expenses.

OTHER. For the first nine months of fiscal 2005, interest expense was $6,325, a decrease of $605 from interest expense incurred in the nine-month period of fiscal 2004. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in the accelerated amortization of deferred financing costs of $1,322 included in interest expense in the first nine months of fiscal 2005. In the first nine months of fiscal 2004, interest expense included approximately $350 of accelerated amortization of deferred financing costs associated with the Company’s former credit agreement. Remaining interest expense of $5,003 accrued on debt for the first nine months of fiscal 2005 decreased by $1,577 from interest expense accrued on debt for the first nine months of fiscal 2004 as a result of a lower level of borrowed funds. Borrowed funds averaged $124,545 during the first nine months of fiscal 2005 and the weighted average interest rate was 4.88%. For the first nine months of fiscal 2004, borrowed funds averaged $144,646 while the weighted average interest rate was 4.88%

Other expense, net was $561 in the first nine months of fiscal 2005. In the first nine months of fiscal 2004, other income, net was $117. In the first nine months of fiscal 2005, the expense was a result of losses incurred in connection with the disposal of fixed assets. In fiscal 2004, other income was primarily due to foreign currency transaction gains of the Company’s Mexican subsidiary.

The provision for income taxes in the nine-month period of fiscal 2005 was $2,779. The provision includes the income tax benefits for a reduction in the deferred tax valuation allowance, the resolution of certain tax contingencies, the recognition of the benefit of additional ordinary losses allocated to the Company and the impact of a change in the State of Ohio tax on income on the Company’s deferred tax assets and liabilities. In previous fiscal years, the Company had provided a valuation allowance for tax credits and capital loss carryforwards and reserves for certain other tax contingencies recorded against net operating loss carryforwards since the Company was experiencing losses and realization of the credits and other items was uncertain. In the second and third quarters of fiscal 2005, these matters were resolved, eliminating the requirement for a portion of the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $4,506, representing the reduction of the valuation allowance and other related reserves associated with these tax credits and tax contingencies and the elimination of the benefit of the capital loss carryforwards and the related valuation allowance together with the recognition of the tax benefit of additional ordinary losses allocated to the Company that are currently realizable. The provision for income taxes also includes the benefit of $1,102 for the effect of the change in the State of Ohio corporate income tax on the Company’s deferred tax assets and liabilities.

The provision for income taxes in the nine-month period of fiscal 2004 was $8,800 on income before taxes of $22,111 for an effective tax rate of 40%. For the nine-month period of fiscal 2005, the Company had income before taxes of $21,479, and tax benefits of $5,608 resulted in a provision for income taxes in the amount of $2,779, for an effective tax rate of 13%. Without the income tax benefits of $5,608 recorded in the nine-month period of fiscal 2005, the Company would have had a provision for income taxes of $8,387 on income before taxes of $21,479, which would have resulted in an effective tax rate of 39% for nine months of fiscal 2005, comparable to the effective tax rate for the nine months fiscal 2004. The Company is presenting taxes and tax rates without tax benefits to facilitate comparisons between the periods.

NET INCOME. Net income for the first nine months of fiscal 2005 was $18,700, or $1.19 per share, basic, and $1.15 per share, diluted. A year ago, the first nine months net income was $13,311, or $.84 per share, basic, and $.81 per share, diluted.

Liquidity and Capital Resources

On January 18, 2005, the Company entered an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a syndicate of lenders consisting of primarily the same banks included in its former credit and security agreement. The syndicate of lenders is led by LaSalle Bank National Association, as lead arranger, sole book runner and administrative agent, National City Bank, as co-syndication agent, KeyBank National Association, as co-syndication agent, Citizens Bank of Pennsylvania, as co-documentation agent, and U.S. Bank National Association, as co-documentation agent. The Amended Credit Agreement provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The Amended Credit Agreement replaced the Company’s former credit and security agreement entered into on January 15, 2004.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2005, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the nine months ended July 31, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At July 31, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $93 through April 2005. In June 2005, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $94 through April 2006. As of July 31, 2005 and October 31, 2004, $739 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt are listed below:

Twelve Months ended July 31,	Amended Credit Agreement	Other Debt	Total
2006	$10,000	$1,156	11,156
2007	10,000	428	10,428
2008	10,000	417	10,417
2009	10,000	338	10,338
2010	76,700	348	77,048
2011 and thereafter	—	359	359

Total	$116,700	3,046	$119,746

At July 31, 2005, total debt was $119,746 and total equity was $143,636, resulting in a capitalization rate of 45.5% debt, 54.5% equity. Current assets were $136,145 and current liabilities were $106,686 resulting in a working capital of $29,459.

Cash was generated by income and non-cash items amounting to $49,724 in the first nine months of fiscal 2005 compared to $47,535 in the first nine months of fiscal 2004. The increase of $2,189 reflects the improvement in net income, a higher level of depreciation and increased amortization of deferred financing fees, including the accelerated amortization of deferred financing fees as a result of entering into the Amended and Restated Credit Agreement.

Working capital changes since October 31, 2004 required funds of $49,700 and were offset by cash provided by accounts receivable of $293. Inventory has remained stable compared to October 31, 2004. In addition, payables decreased in connection with the reduced sales volume experienced in the nine-month period of fiscal 2005, which decrease was partially offset by the increase in overdraft balances that are included in financing activities. Working capital changes also include the tax benefit of net operating losses that are being utilized to offset taxes currently payable in fiscal 2005.

As anticipated, accounts receivable have increased as the accelerated collection programs that had previously existed with automotive customers came to an end. These programs permitted collection of accounts due approximately 30 days sooner than normal collection terms of approximately 45 days average. The transition to the new collection cycle has been completed and accounts receivable are expected to maintain the current level, subject to sales volume variation.

Capital expenditures in the first nine months of fiscal 2005 were $19,126 and included several non-recurring transactions. The Company had previously sold several presses to MTD Products Inc (“MTD Products”) and leased the presses from MTD Products for use in production of parts for MTD Products. By agreement, the Company retained the right to repurchase the equipment at the original selling price to MTD Products less lease payments paid to MTD Products during the term of the lease. In December 2004, the Company repurchased the presses from an affiliate of MTD Products for $2,225. During the same month, the Company entered into an agreement with Comerica Bank (“Comerica”) regarding certain debt of VCS LLC owed to Comerica that was secured by a first mortgage on land and a building owned by the Company that was leased to VCS LLC. VCS LLC was a joint venture in which the Company owned a minority interest (49%) and Viking Steel, LLC (“Viking”) owned a majority interest (51%). In November 2002, Viking, as the majority member of VCS LLC, voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. During the third quarter of fiscal 2003, substantially all of the assets of VCS LLC were sold to a third party, but the proceeds were insufficient to satisfy the debt owed to Comerica. The agreement between the Company and Comerica effectively results in the discharge of the Company under the debt and protects the Company’s ownership interest in the land and building from foreclosure. The transaction, in the amount of $3,072, was recorded in land and building and the building is being depreciated over 20 years.

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

Financing activity in the first nine months of fiscal 2005 resulted from the borrowings under the Amended Credit Agreement. Once the Amended Credit Agreement was completed, the Company repaid a term loan under its former credit agreement and borrowed additional funds under the revolving credit facility to sufficiently provide for working capital requirements, fixed asset additions, financing costs related to the Amended Credit Agreement and the repurchase of preferred stock.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $51,120 at July 31, 2005. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through July 31, 2006 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $45,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of July 31, 2005, the Company had $116.7 million outstanding under the Amended Credit Agreement. Based on July 31, 2005 debt levels, a 0.5% per annum change in interest rates would have impacted interest expense by approximately $0.2 million and $0.3 million for the three and nine months ended July 31, 2005, respectively.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25 million interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. This collar agreement, which will terminate on January 12, 2007, declines by $1.25 million as principal payments are made during the term of the loan. The Company has a $22.5 million balance on the interest rate collar as of July 31, 2005. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge. Changes in the fair value of the interest rate collar are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent that the interest rate collar is effective. The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the three or nine months ended July 31, 2005.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency contracts periodically. At July 31, 2005, the aggregate balance of foreign currency forward exchange contracts outstanding was $1.3 million. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 25, 2005

EXHIBIT INDEX

31.1      Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.