Form 10-K
period 2005-10-31
SHILOH INDUSTRIES INC
filed 2005-12-21
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 202, 103 Foulk Road, Wilmington, Delaware 19803

(Address of principal executive offices—zip code)

(302) 656-1950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $12.78 per share as reported by the Nasdaq National Market, was approximately $62,499,031. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 16, 2005 was 15,947,533.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fifteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

The Company conducts its business and reports its information as one operating segment.

History

The Company’s origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise, Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960’s. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its operating subsidiaries and, in July 1993, completed an initial public offering of its common stock, par value $0.01 per share (“Common Stock”).

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Holdings Inc (the parent of MTD Products Inc) is a significant stockholder of the Company.

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2005	2004	2003
	(dollars in thousands)
Complex stampings and modular assemblies	$219,011	$238,373	$266,638
Engineered welded blanks	247,642	238,967	182,131
Blanking	119,574	104,632	85,463
Tools, dies, steel processing, scrap, and other	48,352	56,529	50,066

Total	$634,579	$638,501	$584,298

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

The Company’s largest customer is General Motors Corporation (“General Motors”). The Company has been working with General Motors for more than 20 years and operates a vendor managed program to supply blanks, which program includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and, over the past five years, supplying engineered welded blanks. As a result of the acquisition of MTD Automotive in November 1999, Ford Motor Company (“Ford”) became another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies. The Company also does business with DaimlerChrysler AG (“DaimlerChrysler”), and sales to DaimlerChrysler grew to exceed 10% of consolidated revenues in fiscal 2004. The Company supplies DaimlerChrysler with engineered welded blanks, blanks, and deep draw stampings.

In fiscal 2005, General Motors, DaimlerChrysler and Ford accounted for approximately 41%, 9% and 8% of the Company’s revenues, respectively.

Sales and Marketing

The Company operates a sales and technical center in Canton, Michigan, which center is in close proximity to certain of its automotive customers. The sales and marketing organization is structured to efficiently service all of the Company’s key customers and directly market the Company’s automotive and steel processing products and services. The sales force is organized to enable the Company to target sales and marketing efforts at three distinct types of customers, which include OEM customers, Tier I suppliers and steel consumers and producers.

The Company’s engineering staff at the Canton location provides total program management, technical assistance and advanced product development support to customers during the product development stage of new vehicle design.

Operations and Engineering

The Company operates ten manufacturing facilities in the United States and one manufacturing facility in Mexico, along with two technical centers in Canton, Michigan and Valley City, Ohio that coordinate advanced product and process development and applications with its customers and its manufacturing facilities. The Company’s manufacturing facilities and technical centers are strategically located close to its customers’ engineering organizations and fabricating-assembly plants. Each facility of the Company is focused on meeting the business strategy of the Company by optimizing its performance in quality, cost and delivery.

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

Competition

Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and DaimlerChrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assemblies business are AZ Automotive Corp., Cosma, a division of Magna International, Inc., Oxford Automotive, Inc. and Tower Automotive. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities. Competitors for engineered welded blanks include Noble International, Ltd., TWB Co, LLC, Olympic Steel, Inc., Powerlaser Ltd., Procoil Corp. and Laser Welding International, Inc. The significant areas of competition with these companies are product quality, price, delivery, location and engineering capabilities.

Employees

As of November 25, 2005, the Company had approximately 1,940 employees. An aggregate of approximately 590 employees at four of the Company’s subsidiaries are covered by four collective bargaining agreements that are due to expire in May 2007, August 2008, June 2009 and May 2010.

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

MTD Automotive, at its facilities in Parma and Valley City, Ohio, has engaged in industrial manufacturing operations since 1946 and 1968, respectively, during which time various hazardous substances have been handled at each facility. As a consequence of these historic operations, the potential for liability relating to contamination of soil and groundwater may exist at the Parma facility, which the Company leases from MTD Products Inc, and the Valley City facility, which the Company owns. Although the Company could be liable for cleanup costs at these facilities, MTD Products Inc, a subsidiary of MTD Holdings Inc, is contractually obligated to indemnify the Company against any such costs arising as a result of operations prior to the Company’s acquisition of the MTD Automotive business.

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

Revenues from the Company’s foreign subsidiary in Mexico were $37.9 million, $47.4 million and $46.7 million for fiscal years 2005, 2004 and 2003, respectively. These revenues represent 6% of total revenue for fiscal year 2005, 7% of total revenues for fiscal year 2004 and 8% for fiscal year 2003, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $19.1 million and $20.4 million at October 31, 2005 and 2004, respectively. The consolidated long-lived assets of the Company totaled $244.6 million and $259.2 million at October 31, 2005 and 2004, respectively.

Item 1A.	Risk Factors

Not applicable until the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2006.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company is a Delaware holding company that has fifteen wholly owned subsidiaries located in Ohio, Michigan, Georgia, Tennessee and Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company’s facilities, all of which are owned (except for its Parma, Ohio manufacturing facility and its Troy, Michigan technical center), are as follows:

Subsidiary	Facility Name	Location	Square Footage		Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000		1955	Blanking/Tool and Die Production

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	255,000		1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	254,000		2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000		1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000		1990	Other Steel Processing/ Administration

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	250,000		1999	Complex Stamping and Modular Assembly

Shiloh Automotive, Inc.	Cleveland Manufacturing	Parma, Ohio	342,000	(1)	1999	Complex Stamping and Modular Assembly/ Administration

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000		1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000		1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly/ Sales and Marketing/ Engineering and Development

Greenfield Die & Manufacturing Corp.	Troy Technical Center	Troy, Michigan	1,900	(2)	2005	Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500		1998	Blanking/Engineered Welded Blanks

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000		2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000		2000	Engineered Welded Blanks

(1)	The Parma facility is leased to the Company by MTD Products Inc.
(2)	The Troy Technical Center is leased to the Company.

Item 3.	Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Item 4A.	Executive Officers of the Registrant

The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 66 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. From January 2001 to January 2002, he served as President of Strategic Partners International, LLC, a management consulting firm. From November 1999 to December 2000, Mr. Zampetis independently conducted research and performed certain consulting services. Previously, he had worked for 27 years at The Standard Products Company, a global manufacturer of rubber and plastic parts principally for automotive original equipment manufacturers, where he held various positions including President and Chief Operating Officer of World Wide Operations from 1991 to 1999, at which point Standard Products was sold to Cooper Tire. Mr. Zampetis is 60 years old.

Stephen E. Graham, Chief Financial Officer.    Mr. Graham was named Chief Financial Officer in October 2001. From February 2000 to October 2001, Mr. Graham served as Executive Vice President and Chief Financial Officer of Republic Technologies International, a steel manufacturing company that filed for bankruptcy in April 2001. From May 1996 to February 2000, Mr. Graham served as Vice President and Chief Financial Officer of Dura Automotive, a Tier I automotive supplier. Mr. Graham is 48 years old.

James F. Keys, Senior Vice President of Advanced Technology/Sales and Marketing.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. From January 2001 to May 2002, Mr. Keys served as Senior Partner of Strategic Partners International, LLC, a management consulting firm. Mr. Keys was self-employed during calendar year 2000. Mr. Keys worked for The Standard Products Company from 1971 through 1999, at which point Standard Products was sold to Cooper Tire. During 1999, Mr. Keys served as Executive Vice President of Research and Advanced Technology—Worldwide for Standard Products. From 1996 to 1999, Mr. Keys served as Executive Vice President—International Operations. Mr. Keys is 52 years old.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SHLO.” On December 16, 2005, the closing price for the Company’s Common Stock was $13.24 per share.

The Company’s Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2005 and 2004.

	2005		2004
Quarter	High	Low	High	Low
1st	$16.18	$8.72	$11.79	$4.35
2nd	$17.86	$11.30	$10.00	$6.99
3rd	$13.90	$9.36	$18.67	$7.05
4th	$13.94	$11.15	$16.44	$7.70

As of the close of business on December 16, 2005, there were 126 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company has not declared or paid any cash dividends on its Common Stock since its incorporation in April 1993. The Company currently intends to retain earnings and does not anticipate paying Common Stock dividends in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2005 are derived from the audited consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended October 31,
(Amounts in thousands, except per share)	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Revenues	$634,579	$638,501	$584,298	$625,577	$662,447

Operating income (loss)	$42,673	$39,664	$21,345	$(6,897)	$(29,313)

Income (loss) before cumulative effect of accounting change	$26,752	$18,759	$5,576	$(26,756)	$(35,482)
Cumulative effect of accounting change	—	—	(1,963)	—	—

Net income (loss)	$26,752	$18,759	$3,613	$(26,756)	$(35,482)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$1.69	$1.18	$0.35	$(1.81)	$(2.40)
Cumulative effect of accounting change	—	—	(0.13)	—	—

Net income (loss)	$1.69	$1.18	$0.22	$(1.81)	$(2.40)

Basic weighted average number of common shares	15,915	15,646	15,246	14,887	14,798

Diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$1.64	$1.15	$0.35	$(1.81)	$(2.40)
Cumulative effect of accounting change	—	—	(0.13)	—	—

Net income (loss)	$1.64	$1.15	$0.22	$(1.81)	$(2.40)

Diluted weighted average number of common shares	16,421	16,156	15,482	14,887	14,798

OTHER DATA:
Capital expenditures	$22,394	$13,945	$22,123	$16,964	$41,172
Depreciation, amortization and other non-cash charges	35,119	33,137	29,590	29,050	28,164

BALANCE SHEET DATA (as of period end):
Working capital (deficit)	$26,392	$1,448	$(13,657)	$45,287	$87,029
Total assets	394,793	399,181	389,205	448,355	529,460
Total long-term debt	92,384	100,329	137,838	209,955	268,545
Other long-term obligations	28,282	30,803	14,999	18,999	33,032
Stockholders’ equity	150,334	129,561	111,155	107,650	131,687

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Sustainable Business Model

The following narrative, which includes, among other things, a description of the results of operations of the Company for fiscal 2005 compared to fiscal 2004 and fiscal 2004 compared to fiscal 2003, reports significant variations and improvements in the Company’s recent results. These results are the outcome of instituting a new sustainable business model for the Company built upon the concepts of process characterization and process optimization throughout the organization. Process characterization is based on self analysis of the business processes of the Company by the process owners, who are the people in the organization responsible for the success or failure of that process. Process characterization represents the response to seeking a way to perform a business process in a more productive or efficient manner. Logically applying these steps requires establishing priorities in order that the most serious and rewarding issues are addressed sooner rather than later. Examples of the application of the concepts of process characterization and process optimization include identifying and overcoming causes of equipment downtime, reducing die changeover time, coil yield analysis, and obstacles to the accurate transmission of electronic data interchange.

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

During fiscal 2003, once stabilized, the Company began the process of renewal, capitalizing on its key capabilities. This phase continued throughout 2004. Fiscal 2005 began with the renewal phase continuing and leading to an emphasis on profitable growth during 2005 and beyond. The application of the Company’s sustainable business model continues to be the focus of the Company’s management for fiscal 2006. As noted below under “Forward-Looking Statements,” the future success of the Company depends upon, among other factors, continuing to successfully institute this strategic initiative.

General

The Company is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for fiscal 2005 declined by 3.7% and total North American car and light truck production for fiscal 2005 declined 0.1% from the production of fiscal 2004.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At October 31, 2005, the Company’s facilities were operating at approximately 49% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Critical Accounting Policies

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the items that follow as critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

Revenue Recognition.    In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, the Company recognizes revenue when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility of revenue is reasonably assured. The Company generally records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments are recognized in the period when management believes that such amounts become probable, based on management’s estimates.

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

The Company values inventories on a regular basis to identify inventories on hand that may be obsolete or in excess of current future projected market demand. For inventory deemed to be obsolete, the Company provides a reserve for the full value of the inventory, net of estimated realizable value. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates future demand. Additional inventory reserves may be required if actual market conditions differ from management’s expectations.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds with maturities of at least twenty years as of year-end. Based upon this analysis, the Company reduced the discount rate used to measure its pension and post-retirement liabilities to 5.50% at October 31, 2005 from 6.00% at October 31, 2004. A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $216.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $103.

The Company’s investment policy for assets of the plans is to maintain an allocation generally of 40 to 60 percent in equity securities, 40 to 60 percent in debt securities, and 0 to 10 percent in real estate. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

For the twelve months ended October 31, 2005, the actual return on pension plans’ assets for all of the Company’s plans approximated 7.5% to 12.1%, which was a higher rate of return than the 7.25% to 8.00% expected rates of return on plan assets used to derive pension expense. The higher actual return on plans assets reflects the recovery of the equity markets experienced from the depressed levels, which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company revised its estimate for the expected long-term return on its plan assets to 7.25% to 7.50% for fiscal 2006, from 7.25% to 8.00%, the assumptions used to derive fiscal 2005 expense.

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

Results of Operations

Year Ended October 31, 2005 Compared to Year Ended October 31, 2004

Revenues.    Sales for fiscal 2005 were $634,579 compared to sales of $638,501 for fiscal 2004, a decrease of $3,922, or 0.6%. The slight decrease in sales resulted from weaker demand for the Company’s products in the automotive markets that the Company supplies. According to industry statistics, traditional domestic manufacturer production for fiscal 2005 declined by 3.7% and total North American car and light truck production for fiscal 2005 declined by 0.1% from the production of fiscal 2004. Fiscal 2005 was favorably affected by sales of parts for the heavy truck market as the heavy truck industry build increased year-over-year.

Gross Profit.    Gross profit for fiscal 2005 was $78,261, an increase of $1,842 over the gross profit of fiscal 2004 of $76,419. As a percentage of sales, gross profit in fiscal 2005 was 12.3% compared to 12.0% in fiscal 2004. The improvement in gross profit was primarily a result of a decline in manufacturing expenses in fiscal 2005 compared to fiscal 2004. The decline in manufacturing expenses in fiscal 2005 compared to fiscal 2004 was based on a reduction in personnel, lower personnel related expenses, lower maintenance and repair costs, lower costs of manufacturing supplies and increased depreciation expense in fiscal 2005 compared to fiscal 2004. This improvement in gross profit was partially offset by the reduced volumes of sales experienced in fiscal 2005 compared to fiscal 2004 as well as increased material costs in fiscal 2005 compared to fiscal 2004.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $35,588, or 5.6% of fiscal 2005 sales, compared to $36,755, or 5.8% of sales in fiscal 2004, a decrease of $1,167. Selling, general and administrative expenses declined in fiscal 2005 compared to fiscal 2004 due a reduction in personnel and lower personnel related costs.

Other.    For fiscal 2005, interest expense was $8,010, a decrease of $800 from interest expense incurred in fiscal 2004. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in the accelerated amortization of deferred financing costs of $1,322 included in interest expense in fiscal 2005. In fiscal 2004, interest expense included approximately $350 of accelerated amortization of deferred financing costs associated with the Company’s former credit agreement. Remaining interest expense of $6,688 accrued on debt for fiscal 2005 decreased by $1,772 from interest expense accrued on debt for fiscal 2004 as a result of a lower level of borrowed funds, offset slightly by an increase in the rate of interest. Borrowed funds averaged $120,388 during fiscal 2005 and the weighted average interest rate was 5.00%. For fiscal 2004, borrowed funds averaged $141,063 while the weighted average interest rate was 4.89%.

Other expense, net was $83 in fiscal 2005. In fiscal 2004, other income, net was $226. In fiscal 2005, the expense was a result of foreign currency transaction losses, while in fiscal 2004, other income was primarily due to foreign currency transaction gains. In each year, these transactions occurred at the Company’s Mexican subsidiary.

The provision for income taxes in fiscal 2005 was $7,973. The provision includes the income tax benefits for a reduction in the deferred tax valuation allowance, the resolution of certain tax contingencies, the recognition of the benefit of additional ordinary losses allocated to the Company and the impact of a change in the State of Ohio tax on income on the Company’s deferred tax assets and liabilities. In previous fiscal years, the Company had provided a valuation allowance for tax credits and capital loss carryforwards and reserves for certain other tax contingencies recorded against net operating loss carryforwards since the Company was experiencing losses and realization of the credits and other items was uncertain. In the second and third quarters of fiscal 2005, these matters were resolved, eliminating the requirement for a portion of the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $4,506 in fiscal 2005, representing the reduction of the valuation allowance and other related reserves associated with these tax credits and tax contingencies and the elimination of the benefit of the capital loss carryforwards and the related valuation allowance together with the recognition of the tax benefit of additional ordinary losses allocated to the Company that are currently realizable. The provision for income taxes also includes the benefit of $1,102 for the effect of the change in the State of Ohio corporate income tax on the Company’s deferred tax assets and liabilities.

The provision for income taxes in fiscal 2004 was $12,426 on income before taxes of $31,185 for an effective tax rate of 39.8%. For fiscal 2005, the Company had income before taxes of $34,725, and tax benefits of $5,608 resulted in a provision for income taxes of $7,973, for an effective tax rate of 23.0%. Without the income tax benefits of $5,608 recorded in fiscal 2005, the Company would have had a provision for income taxes of $13,581 on income before taxes of $34,725, which would have resulted in an effective tax rate of 39.1% for fiscal 2005, comparable to the effective tax rate for fiscal 2004. The Company is presenting taxes and tax rates without tax benefits to facilitate comparisons between the periods.

Net Income.    Net income for fiscal 2005 was $26,752, or $1.69 per share, basic, and $1.64 per share, diluted. For fiscal 2004, net income was $18,759 or $1.18 per share, basic, and $1.15 per share, diluted.

Year Ended October 31, 2004 Compared to Year Ended October 31, 2003

Revenues.    Sales for fiscal 2004 were $638,501 compared to sales of $584,298 for fiscal 2003, an increase of $54,203, or 9.3%. The Company’s sales increased over last year because of the favorable build levels of the models for which the Company supplies products in spite of the decline in North American car and light truck production of 0.7% in fiscal 2004 compared to fiscal 2003. The remainder of the Company’s sales increase was attributable to the production of new vehicle models that were introduced during fiscal 2004. The Company did not previously provide parts for the predecessors of these new models. New models launched during fiscal 2004 for which the Company supplied parts included the Chevrolet Malibu and Cobalt, Pontiac G6, Dodge Durango, Ford Mustang, and Nissan Frontier, Pathfinder and Xterra. Fiscal 2004 was also favorably affected by sales of parts for the heavy truck market because heavy truck industry build increased year-over-year.

Gross Profit.    Gross profit for fiscal 2004 was $76,419, an increase of $18,901 over the gross profit of fiscal 2003. As a percentage of sales, gross profit in fiscal 2004 was 12.0% compared to 9.8% in fiscal 2003, an improvement of 2.2 percentage points. For fiscal 2004, gross profit improved due to the increased sales experienced in fiscal 2004 compared to the prior year. Gross profit was also favorably impacted by the net recovery of material cost increases. Manufacturing expenses in fiscal 2004 were less than manufacturing expenses of fiscal 2003. The decline in manufacturing expenses was partially attributable to personnel reductions and a decline in personnel-related expenses as the Company continues to improve productivity, offset by increased depreciation expenses. During the fourth quarter of fiscal 2004, the Company completed an inventory of its fixed assets and recorded an adjustment to depreciation expense of $1,356 to remove fixed assets that were previously scrapped or otherwise retired from service. This adjustment plus the depreciation of fixed asset additions of earlier years resulted in increased depreciation expense.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $36,755, or 5.8% of fiscal 2004 sales, compared to $36,173, or 6.2% of sales in fiscal 2003, an increase of $582. The increase in these expenses on a dollar basis was not the result of any one significant factor, and no unusual or non-routine expenses were incurred. With selling, general, and administrative expenses remaining steady between years and with increasing sales, these expenses have declined as a percent of sales between fiscal years.

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

Other income (expense) was income of $226 in fiscal 2004 compared to expense of $207 in fiscal 2003. Income in fiscal 2004 was primarily the result of foreign currency transaction gains, while the expense in fiscal 2003 represented losses on disposal of several fixed assets.

The provision for income taxes in fiscal 2004 was $12,426, resulting in an effective tax rate of 39.8%. The fiscal 2003 provision for income taxes was $3,898 on pre-tax income of $9,474 before consideration of the cumulative effect of an accounting change, resulting in an effective tax rate of 41.1%. The fiscal 2003 effective tax rate was greater than the fiscal 2004 effective tax rate because of a dividend received from the Company’s Mexican subsidiary, which dividend did not occur in fiscal 2004.

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

Net Income.    The net income for fiscal 2004 of $18,759 was $15,146 more than the net income of $3,613 for fiscal 2003.

Liquidity And Capital Resources

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

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At October 31, 2005, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the year ended October 31, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At October 31, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $93 through April 2005. In June 2005, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of October 31, 2005 and October 31, 2004, $465 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Amended Credit Agreement	Other Debt	Total
2006	$10,000	$893	$10,893
2007	10,000	432	10,432
2008	10,000	389	10,389
2009	10,000	342	10,342
2010	60,600	351	60,951
2011 and thereafter	—	270	270

Total	$100,600	$2,677	$103,277

At October 31, 2005, total debt was $103,277 and total equity was $150,334, resulting in a capitalization rate of 40.7% debt, 59.3% equity. Current assets were $150,185 and current liabilities were $123,793 resulting in working capital of $26,392.

Cash was generated by income and non-cash items amounting to $65,048 in fiscal 2005 compared to $65,148 in fiscal 2004, which is comparable between years. Working capital changes since October 31, 2005 required funds of $47,052, including an increase in accounts receivable of $26,148. As anticipated, accounts receivable have increased as the accelerated collection programs that had previously existed with automotive customers came to an end. These programs permitted collection of accounts due approximately 30 days sooner than normal collection terms of approximately 45 days average. The transition to the new collection cycle has been completed and accounts receivable are expected to maintain the current level, subject to sales volume variation. Inventory declined since October 31, 2004 by $7,522, reflecting billing for tooling work that was completed. In addition, payables increased in connection with the increased sales volume experienced in the last quarter of fiscal 2005, which increase was partially offset by the increase in overdraft balances that are included in financing activities.

Capital expenditures in fiscal 2005 were $22,394 and included several non-recurring transactions. The Company had previously sold several presses to MTD Products Inc (“MTD Products”) and leased the presses from MTD Products for use in production of parts for MTD Products. By agreement, the Company retained the right to repurchase the equipment at the original selling price to MTD Products less lease payments paid to MTD Products during the term of the lease. In December 2004, the Company repurchased the presses from an affiliate of MTD Products for $2,225. During the same month, the Company entered into an agreement with Comerica Bank (“Comerica”) regarding certain debt of VCS LLC owed to Comerica that was secured by a first mortgage on land and a building owned by the Company that was leased to VCS LLC. VCS LLC was a joint venture in which the Company owned a minority interest (49%) and Viking Steel, LLC (“Viking”) owned a majority interest (51%). In November 2002, Viking, as the majority member of VCS LLC, voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. During the third quarter of fiscal 2003, substantially all of the assets of VCS LLC were sold to a third party, but the proceeds were insufficient to satisfy the debt owed to Comerica. The agreement between the Company and Comerica effectively results in the discharge of the Company under the debt and protects the Company’s ownership interest in the land and building from foreclosure. The transaction, in the amount of $3,072, was recorded in land and building and the building is being depreciated over 20 years.

Financing activity in fiscal 2005 resulted from the borrowings under the Amended Credit Agreement. Once the Amended Credit Agreement was completed, the Company repaid a term loan under its former credit agreement and borrowed additional funds under the revolving credit facility to sufficiently provide for working capital requirements, fixed asset additions, financing costs related to the Amended Credit Agreement and the repurchase of preferred stock.

In January 2002, the Company issued 42,780 shares of Series A Preferred Stock to MTD Products Inc to satisfy a note payable issued in connection with the purchase of the automotive division of MTD Products. In November 2004, pursuant to the terms of the Series A Preferred Stock, the Company elected to redeem the Series A Preferred Stock at the stated redemption value of $100.00 per share and paid to MTD Holdings Inc (“MTD Holdings”), which received the Series A Preferred Stock when it was established as a holding company, $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 had been waived by agreement with MTD Holdings.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $64,720 at October 31, 2005. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through October 31, 2006 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $893 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

During fiscal 2004, the Company entered into an unconditional purchase obligation for transportation services and paid $4,777 in fiscal 2005. The agreement provides for a fixed weekly fee plus an additional charge based upon mileage. During fiscal years 2006 and 2007 the agreement requires minimum purchases of $1,449 and $956 respectively.

As of October 31, 2005, the Company has $10,083 of commitments for capital expenditures, commitments under non-cancelable operating leases aggregating $15,934 and $298 committed under capital lease obligations. These capital expenditures in 2006 are for the support of current and new business, expected increases in existing business, and enhancements of production.

The following table reflects the Company’s contractual obligations and commercial commitments as of October 31, 2005. Commercial commitments include standby letters of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by the Company.

Contractual Obligations and Commitments

(amounts in thousands)

	Total	Payment due by period
		2006	2007	2008	2009	2010	2011 and thereafter
Insurance broker financing agreement	$465	$465	$—	$—	$—	$—	$—
Credit facility(1)	100,600	10,000	10,000	10,000	10,000	60,600	—
Purchase obligations(2)	61,301	60,345	956	—	—	—	—
Capital leases, including interest	298	124	114	59	1	—	—
Operating leases	15,934	4,357	3,412	3,220	3,162	1,760	23
Current funding for pension and post-retirement benefits(3)	8,401	8,401	—	—	—	—	—
Other long-term obligations, including interest	2,098	365	365	365	365	365	273

Total contractual obligations	$189,097	$84,057	$14,847	$13,644	$13,528	$62,725	$296

Capital expenditure commitments	$10,083	$—	$—	$—	$—	$—	$—
Letters of credit	2,180	—	—	—	—	—	—

Total commitments	$12,263	$—	$—	$—	$—	$—	$—

(1)	Interest is not included in the table, as amounts are variable. See Note 8 to the Consolidated Financial Statements.
(2)	In the ordinary course of business, the Company authorizes its suppliers to supply the Company with the materials necessary to fulfill its obligation to supply released production schedules to its automotive customers. The Company’s authorizations to its suppliers amounted to approximately $59 million as of October 31, 2005, and are included in the Contractual Obligations and Commitments table above under Purchase Obligations. The Company’s releases from its customers for products containing such material amounted to approximately $78 million at October 31, 2005.
(3)	Amount represents expected contributions to the Company’s defined benefit pension and post-retirement plans for the year ending October 31, 2006. Future expected amounts have not been disclosed as such amounts are dependent upon the annual actuarial valuation of pension plan assets and liabilities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The Company believes that it is in compliance with the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting November 1, 2005. The Company has not engaged in nonmonetary asset exchanges and, therefore, believes that the provisions of SFAS No. 153 are not applicable at this time.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The Company is required to adopt the new accounting provisions of SFAS No. 123R effective November 1, 2005. The Company has evaluated the provisions of this standard, and it is not expected to have a significant negative effect on consolidated net income or cash flows.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the Company starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

Forward-looking Statements

Certain statements made by Shiloh Industries, Inc. in this Annual Report on Form 10-K regarding the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of October 31, 2005, the Company had $100.6 million outstanding under the Amended Credit Agreement. Based on October 31, 2005 debt levels, a 50 basis point change in interest rates would impact interest expense by approximately $0.3 million annually.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25.0 million interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent that the three-month LIBOR rate is above the collar cap, the Company is entitled to the difference. This collar agreement, which will terminate on January 12, 2007, declines quarterly by $1.25 million as principal payments are made during the term of the loan. At October 31, 2005, the notional amount of debt related to the collar agreement was $21.25 million and the fair value of the collar was a $10 thousand asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the year ended October 31, 2005.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. There were no foreign currency forward exchange contracts outstanding at October 31, 2005. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 8.	Financial Statements and Supplementary Data

The following Financial Statement Schedule for the three years ended October 31, 2005 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	58

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. and subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the 2005 and 2004 basic consolidated financial statements taken as a whole, presents fairly in all material respects the 2005 and 2004 information set forth therein.

/s/    Deloitte & Touche LLP

Cleveland, Ohio

December 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Shiloh Industries, Inc. for the one year in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective November 1, 2002.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

January 22, 2004

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	October 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$661	$3,470
Accounts receivable, net	110,891	82,807
Related party accounts receivable	3,084	5,020
Income tax receivable	—	351
Inventories, net	29,658	37,180
Deferred income taxes	4,407	8,907
Prepaid expenses	1,484	2,201

Total current assets	150,185	139,936

Property, plant and equipment, net	239,270	252,643
Other assets	5,338	6,602

Total assets	$394,793	$399,181

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$10,893	$16,391
Accounts payable	79,889	82,637
Accrued income taxes	1,497	—
Other accrued expenses	31,514	39,460

Total current liabilities	123,793	138,488

Long-term debt	92,384	100,329
Deferred income taxes	15,534	18,902
Long-term benefit liabilities	12,316	11,228
Other liabilities	432	673

Total liabilities	244,459	269,620

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; zero and 42,780 shares issued and outstanding at October 31, 2005 and 2004	—	1
Preferred stock paid-in capital	—	4,044
Common stock, par value $.01 per share; 25,000,000 shares authorized; 15,945,534 and 15,652,071 shares issued and outstanding at October 31, 2005 and 2004, respectively	159	157
Common stock paid-in capital	57,876	57,428
Retained earnings	111,673	85,153
Unearned compensation	—	(106)
Accumulated other comprehensive loss:
Minimum pension liability, net	(19,513)	(17,214)
Fair value of interest rate collar	6	—
Unrealized holding gain on investments	133	98

Total stockholders’ equity	150,334	129,561

Total liabilities and stockholders’ equity	$394,793	$399,181

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Years Ended October 31,
	2005	2004	2003
Revenues	$634,579	$638,501	$584,298
Cost of sales	556,318	562,082	526,780

Gross profit	78,261	76,419	57,518
Selling, general and administrative expenses	35,588	36,755	36,173

Operating income	42,673	39,664	21,345
Interest expense	8,010	8,810	11,792
Interest income	145	105	128
Other (expense) income, net	(83)	226	(207)

Income before income taxes and cumulative effect of accounting change	34,725	31,185	9,474
Provision for income taxes	7,973	12,426	3,898

Income before cumulative effect of accounting change	26,752	18,759	5,576
Cumulative effect of accounting change, net of income tax benefit of $1,058	—	—	(1,963)

Net income	$26,752	$18,759	$3,613

Earnings per share:
Basic earnings per share available to common stockholders before cumulative effect of accounting change	$1.69	$1.18	$0.35
Cumulative effect of accounting change per share	—	—	(0.13)

Basic earnings per share	$1.69	$1.18	$0.22

Weighted average number of common shares	15,915	15,646	15,246

Diluted earnings per share available to common stockholders before cumulative effect of accounting change per share	$1.64	$1.15	$0.35
Cumulative effect of accounting change per share	—	—	(0.13)

Diluted earnings per share	$1.64	$1.15	$0.22

Weighted average number of common shares	16,421	16,156	15,482

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended October 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,752	$18,759	$3,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	35,119	33,137	29,590
Amortization of unearned compensation	106	447	531
Amortization of deferred financing costs	1,783	1,380	1,390
Cumulative effect of change in accounting	—	—	1,963
Deferred income taxes	1,001	10,879	3,566
Tax benefit on employee stock options and stock compensation	261	289	—
Loss on sale of assets	26	257	540
Changes in operating assets and liabilities:
Accounts receivable	(26,148)	(20,241)	12,241
Inventories	7,522	970	24,005
Prepaids and other assets	745	876	74
Payables and other liabilities	(31,019)	35,602	(13,088)
Accrued income taxes	1,848	149	6,675

Net cash provided by operating activities	17,996	82,504	71,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,394)	(13,945)	(22,123)
Proceeds from sale of assets	218	52	50
Purchase of investment securities	(252)	(252)	(253)
Acquisitions, net of cash	—	—	1,472

Net cash used in investing activities	(22,428)	(14,145)	(20,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	923	817	829
Repayments of short-term borrowings	(917)	(809)	(843)
Repayment of promissory notes to related parties	—	(460)	—
Payment of capital lease	(98)	(101)	(31)
Increase (decrease) increase in overdraft balances	20,106	(29,850)	9,052
Proceeds from long-term borrowings	169,300	191,300	49,100
Repayments of long-term borrowings	(182,651)	(224,025)	(109,600)
Proceeds from exercise of stock options	197	457	107
Redemption of preferred shares	(4,524)	—	—
Payment of deferred financing costs	(713)	(2,776)	(90)

Net cash provided by (used) in financing activities	1,623	(65,447)	(51,476)

Net (decrease) increase in cash and cash equivalents	(2,809)	2,912	(1,230)
Cash and cash equivalents at beginning of year	3,470	558	1,788

Cash and cash equivalents at end of year	$661	$3,470	$558

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Preferred Stock ($.01 Par Value)	Preferred Stock Paid-In Capital	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
November 1, 2002	$1	$4,044	$148	$56,583	$63,027	$(1,084)	$(15,069)	$107,650
Net income	—	—	—	—	3,613	—	—	3,613
Minimum pension liability, net of tax of $501	—	—	—	—	—	—	(804)	(804)
Unrealized holding gain	—	—	—	—	—	—	58	58

Comprehensive income	—	—	—	—	—	—	—	2,867
Exercise of stock options	—	—	1	106	—	—	—	107
Issuance of common stock in connection with unearned compensation	—	—	3	(3)	—	—	—	—
Unearned compensation	—	—	—	—	—	531	—	531

October 31, 2003	1	4,044	152	56,686	66,640	(553)	(15,815)	111,155
Net income	—	—	—	—	18,759	—	—	18,759
Minimum pension liability, net of tax of $837	—	—	—	—	—	—	(1,343)	(1,343)
Unrealized holding gain	—	—	—	—	—	—	42	42

Comprehensive income	—	—	—	—	—	—	—	17,458
Preferred dividends declared	—	—	—	—	(246)	—	—	(246)
Exercise of stock options	—	—	2	617	—	—	—	619
Issuance of common stock in connection with unearned compensation	—	—	3	125	—	—	—	128
Unearned compensation	—	—	—	—	—	447	—	447

October 31, 2004	1	4,044	157	57,428	85,153	(106)	(17,116)	129,561
Net income	—	—	—	—	26,752	—	—	26,752
Minimum pension liability, net of tax benefit of $131	—	—	—	—	—	—	(2,299)	(2,299)
Fair value of hedge	—	—	—	—	—	—	6	6
Unrealized holding gain	—	—	—	—	—	—	35	35

Comprehensive income	—	—	—	—	—	—	—	24,494
Redemption of preferred shares	(1)	(4,044)	—	—	(232)	—	—	(4,277)
Exercise of stock options	—	—	—	278	—	—	—	278
Related party transactions with MTD Consumer Group Inc, net of tax of $4	—	—	—	(7)	—	—	—	(7)
Issuance of common stock in connection with unearned compensation	—	—	2	177	—	—	—	179
Unearned compensation	—	—	—	—	—	106	—	106

October 31, 2005	$—	$—	$159	$57,876	$111,673	$—	$(19,374)	$150,334

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

General

Shiloh Industries, Inc. is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. Engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness, or coating that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fifteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

Principles of Consolidation

The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, the Company recognizes revenue when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments are recognized in the period when management believes that such amounts become probable.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, while major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from five to twelve years for furniture and fixtures and machinery and equipment, or if the assets are dedicated to a customer program, over the estimated life of that program, ten to twenty years for land improvements and twenty to forty years for buildings and their related improvements. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.

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

Stock-Based Compensation

Prior to November 1, 2005, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”), the Company elected to continue applying the intrinsic value approach under the APB Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company did not recognize compensation expense for stock options when the exercise price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	2005	2004	2003
Net income, as reported	$26,752	$18,759	$3,613
Less: Cumulative preferred stock dividend, as if declared	—	(246)	(246)
Add back: Stock-based compensation expense, net of tax, as reported	65	268	313
Less: Stock-based compensation expense, net of tax, pro forma	(453)	(604)	(467)

Pro forma net income	$26,364	$18,177	$3,213

Basic net income per share—as reported	$1.69	$1.18	$0.22
Basic net income per share—pro forma	$1.67	$1.16	$0.21
Diluted net income per share—as reported	$1.64	$1.15	$0.22
Diluted net income per share—pro forma	$1.62	$1.13	$0.21

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company utilizes the asset and liability method in accounting for income taxes. This method requires the recognition of deferred tax assets and

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of various assets and liabilities and operating loss and tax credit carryforwards using enacted rates in effect for the year in which differences are expected to reverse. The Company establishes a valuation allowance against deferred tax assets whenever it is more likely than not that such deferred tax assets will not be realized.

Impairment

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could cause an impairment include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable or the useful life has changed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Comprehensive Income

SFAS No. 130, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income consists of net income, minimum pension liability adjustments, net unrealized holding gains on available for sale securities and the fair value of hedge adjustments and is presented in the consolidated statements of stockholders’ equity.

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2005	2004	2003
Cash paid for:
Interest	$6,298	$7,567	$10,103
Income taxes, net of refunds	$5,485	$1,387	$(7,411)
Non-cash investing and financing activities:
Purchase of assets under capital lease	$—	$22	$—

Concentration of Credit Risk

The Company sells products to customers primarily in the automotive and heavy truck industries. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers’ financial condition. The allowance for non-collection of accounts receivable is based on the expected collectibility of all accounts receivable. Losses have historically been within management’s expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 15—Business Segment Information for discussion of concentration of revenues.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 31, 2005, the Company had approximately 2,060 employees. A total of approximately 590 employees at four of the Company’s subsidiaries are covered by four collective bargaining agreements that are due to expire in May 2007, August 2008, June 2009 and May 2010.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has determined that all of its investments associated with the supplemental executive retirement plan are to be classified as available-for-sale. These investments are carried at fair value, with the unrealized gain reported in other comprehensive income.

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. As of October 31, 2005, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent the three-month LIBOR rate is above the collar cap, the Company is entitled to receive the difference. The collar agreement, which will terminate on January 12, 2007, declines by $1,250 as quarterly principal payments are made during the term of the loan. At October 31, 2005, the notional amount of debt related to the collar agreement was $21,250 and the fair value of the collar was a $10 asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the year ended October 31, 2005.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The Company believes that it is in compliance with the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting November 1, 2005. The Company has not engaged in nonmonetary asset exchanges and, therefore, believes that the provisions of SFAS No. 153 are not applicable at this time.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The Company is required to adopt the new accounting provisions of SFAS No. 123R effective November 1, 2005. The Company has evaluated the provisions of this standard, and does not believe that the provisions of SFAS No. 123R will have a significant negative effect on consolidated net income or cash flows.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the Company starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20 and SFAS No. 3, although it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Note 2—Goodwill

Effective November 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which required that the Company prospectively cease amortization of goodwill and conduct periodic impairment tests of goodwill. As a result of the impairment tests in fiscal 2003, the Company recorded a charge of $1,963, net of a $1,058 income tax benefit, to write-off its balance of goodwill as a cumulative effect of a change in accounting principle. The Company has no other intangible assets impacted by SFAS No. 142.

Note 3—Asset Impairment Charges (Recovery) and Restructuring Charges

In October 2000, the Company committed to plans to sell its former subsidiary, Valley City Steel, and recorded an asset impairment charge of $13,874 based on then current offers to purchase the business, net of disposal costs. On July 31, 2001, the Company completed the sale of certain assets and liabilities of Valley City Steel to Valley City Steel, LLC, controlled by Viking Steel, LLC (“Viking”) for $12,400. As a result of this sale changing from a 100% sale to a partial sale in fiscal 2001, the Company reduced its estimated asset impairment loss of $13,874 at October 31, 2000 by $11,709. The resulting pre-tax loss on the transaction was $2,165. In connection with this transaction, the Company and Viking formed a joint venture, Valley City Steel, LLC (“VCS LLC”), in which the Company owned a minority interest (49%) in the new entity and Viking owned a majority interest (51%). The Company also contributed certain other assets and liabilities of Valley City Steel to VCS LLC. The Company retained ownership of the land and building in which VCS LLC conducted its operations, and leased these facilities to VCS LLC. In order to finance the business, VCS LLC borrowed $12,400 in the form of a $4,100 term loan, a $4,900 mortgage loan, and an asset based revolving credit facility. The loans were secured by the assets of VCS LLC and by a mortgage on the real estate owned by the Company and leased to VCS LLC. On October 10, 2002, VCS LLC executed a forbearance agreement with its secured lender, which expired November 1, 2002. On November 27, 2002, Viking, as a majority member of VCS LLC voted to unilaterally file a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. Following the filing for bankruptcy, the Company determined, based on the facts at that time, that it was probable that the Company would not recover the carrying value of the land and building leased to VCS LLC because of the threatened foreclosure. The Company, therefore, recorded an impairment loss of $10,024 during the fourth quarter of fiscal 2002 based on the net book value of these assets at October 31, 2002, reducing the value to $0.

From the bankruptcy date through June 30, 2003, VCS LLC operated under debtor-in-possession financing approved by the bankruptcy court. During the third quarter of fiscal 2003, the bankruptcy court ruled in favor of a third-party limited liability company, which purchased substantially all of the assets of VCS LLC, excluding the land and building, out of bankruptcy for approximately $5,700. Under the court’s ruling, $800 of the purchase price,

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which represented lease payments from the lease payment default date of April 2002 through June 2003, was paid to the first mortgage holder, Comerica Bank (“Comerica”), and monthly lease payments thereafter of approximately $60 were paid directly to the first mortgage holder by the purchaser from July 2003 through November 2004. Approximately $5,000 of the purchase price was applied toward the bank indebtedness. The first mortgage holder filed foreclosure papers to sell or liquidate the land and building to recover the remaining outstanding debt.

In December 2004, the Company entered into an agreement with Comerica regarding the remaining debt of VCS LLC that was secured by a first mortgage on land and a building owned by the Company. The agreement between the Company and Comerica effectively resulted in the discharge of the Company under the debt and protects the Company’s ownership interest in the land and building from foreclosure. The transaction, in the amount of $3,072, was recorded in land and building and the building is being depreciated over 20 years.

During 2005, the purchaser of the assets of VCS LLC continued to operate the business while proceedings by the creditors of VCS LLC continued in bankruptcy court. At October 31, 2005, various legal challenges are pending. The Company believes that its liability or recovery, if any, under these pending matters will not materially affect its financial condition, results of operations, or cash flows.

Note 4—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $1,302 and $1,546 at October 31, 2005 and 2004, respectively.

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 5—Inventories

	October 31,
	2005	2004
Inventories consist of the following:
Raw materials	$13,969	$14,149
Work-in-process	5,830	7,108
Finished goods	7,662	10,056

Total material	27,461	31,313
Tooling	2,197	5,867

Total inventory	$29,658	$37,180

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,665 and $2,948 at October 31, 2005 and 2004, respectively.

Note 6—Other Assets

	October 31,
	2005	2004
Other assets consist of the following:
Long-term pension assets	$2,914	$3,373
Deferred financing costs	1,105	2,180
Investments in rabbi trust	1,244	896
Other	75	153

Total	$5,338	$6,602

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred financing costs are amortized over the term of the debt. During fiscal years 2005, 2004 and 2003, amortization of these costs amounted to $1,783, $1,380 and $1,390, respectively. Accumulated amortization was $2,469 and $686 as of October 31, 2005 and 2004, respectively. The Company recorded additional amortization of deferred financing costs as a result of entry into the amended and restated credit agreement on January 18, 2005 and the credit and security agreement on January 15, 2004 in the amount of $1,322 in fiscal year 2005 and $350 in fiscal 2004.

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2005	2004
Land	$8,385	$8,118
Buildings and improvements	102,665	98,820
Machinery and equipment	313,201	309,077
Furniture and fixtures	23,135	23,410
Construction in progress	8,582	3,112

Total, at cost	455,968	442,537
Less: Accumulated depreciation	216,698	189,894

Property, plant and equipment, net	$239,270	$252,643

Depreciation expense in fiscal 2005 was $33,533. Combined with charges for assets for which the sales of customer product concluded during the year of $1,586, total depreciation and non-cash charges were $35,119. Depreciation expense was $33,127 and $29,585 for fiscal years 2004 and 2003, respectively.

During the years ended October 31, 2005, 2004 and 2003, interest capitalized as part of property, plant and equipment was $352, $405 and $480, respectively. The Company had commitments for capital expenditures of approximately $10,083 at October 31, 2005. At October 31, 2005 and 2004, property, plant and equipment included equipment with a cost of $540 each year and accumulated depreciation of $365 and $254, respectively, as a result of capital leases outstanding.

Note 8—Financing Arrangements

Debt consists of the following:

	October 31,
	2005	2004
Amended and Restated Credit Agreement (former Credit Agreement dated January 14, 2004)—interest at 5.87% and 5.26% at October 31, 2005 and 2004, respectively	$100,600	$113,875
Insurance broker financing agreement	465	457
State of Ohio promissory note	1,924	2,000
Capital lease debt	288	388

Total debt	103,277	116,720
Less: Current debt	10,893	16,391

Total long-term debt	$92,384	$100,329

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average interest rate of all debt excluding the capital lease debt was 5.00%, 4.89% and 5.02% for fiscal years 2005, 2004 and 2003, respectively.

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

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2005, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At October 31, 2005, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income for the year ended October 31, 2005. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At October 31, 2005, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of October 31, 2005 and 2004, $465 and $457, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years and beyond are listed below:

Year	Credit Agreement	Other Debt	Total
2006	10,000	893	10,893
2007	10,000	432	10,432
2008	10,000	389	10,389
2009	10,000	342	10,342
2010	60,600	351	60,951
2011 and thereafter	—	270	270

Total	$100,600	$2,677	$103,277

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $64,720 at October 31, 2005. Overdraft balances were $20,106 at October 31, 2005, and are included in accounts payable in the Company’s consolidated balance sheets. There were no overdraft balances at October 31, 2004.

Assets under capital leases, which consist primarily of telephone hardware and equipment, are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” as amended, using interest rates appropriate at the inception of the lease. Future minimum lease payments for these assets under capital leases as of October 31, 2005 are as follows:

2006	$124
2007	114
2008	59
2009	1

Total minimum obligations	298
Less interest	10

Present value of net minimum obligations	288
Current portion	117

Long-term portion	$171

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Operating Leases

The Company leases material handling, manufacturing and office equipment under operating leases with terms that ranged from three to ten years at inception. The longest lease term of the Company’s current leases extends to December 2010. Rent expense under operating leases for fiscal years 2005, 2004, and 2003 was $6,696, $7,618, and $7,904, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2005:

2006	$4,357
2007	3,412
2008	3,220
2009	3,162
2010	1,760
2011	23

Note 10—Employee Benefit Plans

The Company maintains pension plans covering most employees. The Company also provides an unfunded postretirement health care benefit plan for a limited number of employees and their dependents. The Company uses an October 31 measurement date for its plans.

Obligations and Funded Status

At October 31

	Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$(59,019)	$(50,806)	$(2,689)	$(2,600)
Service cost	(3,462)	(3,445)	(41)	(38)
Interest cost	(3,491)	(3,137)	(158)	(159)
Amendments	9	(69)	1,894	91
Actuarial loss	(4,088)	(4,136)	(308)	(257)
Benefits paid	2,929	2,574	141	274

Benefit obligation at end of year	(67,122)	(59,019)	(1,161)	(2,689)

Change in plan assets:
Fair value of plan assets at beginning of year	37,040	29,618	—	—
Actual return on plan assets	3,268	2,665	—	—
Employer contributions	9,009	7,331	141	274
Benefits paid	(2,929)	(2,574)	(141)	(274)

Fair value of plan assets at end of year	46,388	37,040	—	—

Funded status	(20,734)	(21,979)	(1,161)	(2,689)
Unrecognized:
Transition obligation	177	264	—	—
Prior service cost	2,737	3,109	(2,319)	(491)
Unrecognized actuarial loss	30,675	28,437	2,919	2,734

Prepaid (accrued) benefit cost before adjustment for minimum liability	12,855	9,831	(561)	(446)
Adjustment to recognize minimum liability	(33,027)	(31,318)	—	—

Accrued benefit cost	$(20,172)	$(21,487)	$(561)	$(446)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004
Prepaid benefit costs	$12,855	$9,831	$—	$—
Accrued benefit costs	—	—	(561)	(446)
Intangible assets	(2,914)	(3,374)	—	—
Accumulated other comprehensive income	(30,113)	(27,944)	—	—

Net amount recognized	$(20,172)	$(21,487)	$(561)	$(446)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004
Other accrued expenses	$(8,401)	$(10,705)	$—	$—
Long-term benefit liabilities	(11,771)	(10,782)	(561)	(446)

Total	$(20,172)	$(21,487)	$(561)	$(446)

The accumulated benefit obligation for all defined benefit pension plans was $66,560 and $58,526 at October 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	October 31,
	2005	2004
Projected benefit obligation	$67,122	$59,019
Accumulated benefit obligation	66,560	58,526
Fair value of plan assets	46,388	37,040

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Post Retirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$3,462	$3,445	$3,526	$41	$38	$11
Interest cost	3,491	3,137	3,093	158	159	20
Expected return on plan assets	(3,156)	(2,629)	(1,911)	—	—	—
Amortization of prior service cost	331	331	331	(68)	(64)	(351)
Amortization of transition loss	86	86	86	—	4	26
Plan amendments	42	69	—	—	—	—
Amortization of net actuarial loss (gain)	1,730	1,540	1,404	125	110	(1)

Net periodic benefit cost (income)	$5,986	$5,979	$6,529	$256	$247	$(295)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004
Increase in minimum liability included in other comprehensive income	$2,168	$2,180	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	4.50%	4.50%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	Pension Benefits			Other Post Retirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	7.00%	6.00%	6.25%	7.00%
Expected long-term return on plan assets	7.25-8.00%	7.25-8.00%	7.25-8.00%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2005, the assumptions used to determine net periodic benefit costs were established at October 31, 2004, while the assumptions used to determine the benefit obligations were established at October 31, 2005.

The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s outside investment advisors and actuaries review the computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

Assumed health care trend rates at October 31	2005	2004
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2005:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$23	$(18)
Effect on post retirement obligation	$133	$(108)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) added a new Part D benefit providing for prescription drug benefits under Medicare, and providing a subsidy to plan

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sponsors who determine that the prescription drug benefits under their plan are at least “actuarially equivalent” to the new Medicare Part D benefit. The Medicare Act is effective January 1, 2006. The Company has directed existing retirees who are eligible for benefits under the Company’s post retirement health care plan to elect for Part D coverage with Medicare as the primary provider and the Company as the secondary provider. As a result, the Company will not be electing to receive the subsidy available under the Medicare Act. The result of directing existing retirees to elect Part D coverage with Medicare was a reduction of the Company’s benefit obligation for other post retirement benefits.

Plan Assets

The Company’s pension plan weighted-average asset allocations at October 31, 2005 and 2004, by asset category are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2005	2004
Asset Category
Equity securities	40-60%	61%	56%
Debt securities	40-60%	32%	38%
Real estate	0-10%	7%	6%

Total	100%	100%	100%

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

Cash Flows

Contributions

The Company expects to contribute $8,401 to its pension plan in fiscal 2006, compared to $9,009 funded in fiscal 2005. The funding levels of fiscal 2005 combined with the investment performance resulted in improved funding ratios of pension plan assets to liabilities, which lowered the contribution levels for fiscal 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$2,380	$79
2007	4,639	76
2008	3,040	78
2009	3,410	85
2010	3,720	85
2011-2015	25,890	396

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees’ contributions up to a stated percentage, subject

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to statutory limitations. In addition, the Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $866, $1,104 and $1,310 during fiscal years 2005, 2004 and 2003, respectively, for its defined contribution plans.

During 1997, the Company initiated a Supplemental Executive Retirement Plan (“SERP”) for key employees of the Company. Currently, the former SERP is in effect for one retired key employee. Compensation expense relating to this plan was $126, $114 and $80 in fiscal 2005, 2004 and 2003, respectively. The benefits accrued under this plan were $546 and $671 at October 31, 2005 and 2004, respectively.

Note 11—Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. The computations of basic and diluted earnings per share in fiscal 2004 and 2003 also considered shares that were issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)
Income before cumulative effect of change in accounting	$26,752	$18,759	$5,576
Add: Effect of preferred share redemption	197	—	—
Less: Cumulative preferred stock dividend, as if declared	—	(246)	(246)

Income available to common stockholders before cumulative effect of change in accounting	$26,949	$18,513	$5,330

Net income	$26,752	$18,759	$3,613
Add: Effect of preferred share redemption	197	—	—
Less: Cumulative preferred stock dividend, as if declared	—	(246)	(246)

Net income available to common stockholders	$26,949	$18,513	$3,367

Basic weighted average shares	15,915	15,646	15,246

Effect of dilutive securities:

Stock options	506	477	157
Chief Executive Officer compensation shares	—	33	79

Diluted weighted average shares	16,421	16,156	15,482

Basic earnings per share before cumulative effect of accounting change	$1.69	$1.18	$0.35

Basic earnings per share	$1.69	$1.18	$0.22

Diluted earnings per share before cumulative effect of accounting change	$1.64	$1.15	$0.35

Diluted earnings per share	$1.64	$1.15	$0.22

In fiscal 2003, 226,000 options to purchase shares were outstanding, but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of Common Stock during the period.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Preferred Shares and Stock and Bonus Plans

Preferred Shares

In December 2001, of the 5,000,000 preferred shares authorized, the Company designated 100,000 shares as Series A Preferred Stock. In January 2002, the Company issued MTD Products 42,780 shares of Series A Preferred Stock. These shares, with a par value of $.01 per share, ranked senior to the Company’s Common Stock. The Series A Preferred Stock were entitled to cumulative dividends, at a rate of $5.75 per share per annum, if and when declared by the Company. These shares were non-voting and were not convertible into any other securities of the Company. In the event of any liquidation, each Series A Preferred Stock holder was entitled to, prior and in preference to any other distribution, $100 per share plus all accrued but unpaid dividends. The Company was entitled to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends.

In November 2004, the Company elected to redeem the Series A Preferred Stock in accordance with its terms, and paid to MTD Holdings, which received the Series A Preferred Stock when it was established as a holding company, $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 have been waived by agreement with the preferred stockholder.

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated Key Employee Stock Incentive Program (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. An individual award is limited to 500,000 shares in a five-year period.

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at November 1, 2002	637,750	$3.63
Granted	338,500	$2.48
Exercised	(62,156)	$1.74
Canceled	(83,850)	$4.79

Outstanding at October 31, 2003	830,244	$2.96
Granted	52,000	$8.96
Exercised	(141,821)	$3.22
Canceled	(52,168)	$8.22

Outstanding at October 31, 2004	688,255	$2.96
Granted	41,000	$13.06
Exercised	(43,463)	$4.54
Canceled	(20,501)	$7.30

Outstanding at October 31, 2005	665,291	$3.34

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were 487,458 options exercisable as of October 31, 2005 with a weighted average exercise price of $2.39.

The following table provides additional information regarding options outstanding as of October 31, 2005:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.70	382,354	$1.70	7.00	299,021	$1.70
$2.38	26,733	$2.38	6.65	26,733	$2.38
$2.50	100,000	$2.50	6.59	100,000	$2.50
$3.75	11,200	$3.75	5.10	11,200	$3.75
$4.67	58,004	$4.67	7.99	35,171	$4.67
$8.96	46,000	$8.96	8.99	15,333	$8.96
$13.06	41,000	$13.06	9.99	0	$13.06

Totals	665,291			487,458

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest	4.45%	3.32%	4.49%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor—market	72.23%	82.77%	61.7%
Expected life of options—years	6.0	5.0	10.0

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2005, 2004 and 2003 were $8.79, $6.06 and $1.82 per share, respectively.

President and Chief Executive Officer Employment Agreement

Under the terms of the five-year employment agreement with the Company’s President and Chief Executive Officer, the executive received an annual base salary, in arrears, in unrestricted shares of Common Stock for the first three years of the agreement. The Company initially recorded the issuance of the total stock award of 900,000 shares of Common Stock as unearned compensation, reducing stockholders’ equity by $1,530 for the value of the award at $1.70 per share, the market price of the Common Stock at the date of the agreement. The related compensation expense was recognized over the service period during the first three years of the agreement. On January 31, 2005, 2004 and 2003, the Company issued 250,000, 300,000 and 350,000 shares, respectively, of Common Stock for services rendered from the period February 1, 2004 through January 31, 2005, February 1, 2003 through January 31, 2004, and February 1, 2002 through January 31, 2003, the first three years of the employment agreement. For years ended October 31, 2005, 2004 and 2003, the Company recorded, as compensation expense, $106, $447 and $531, respectively. As of October 31, 2005, no portion of the award remains unearned. The executive is currently receiving a base salary paid in cash for the remainder of the agreement.

In addition, as part of the employment agreement, the Company effectively granted the executive a total of 500,000 options and the Company established a supplemental executive retirement plan whereby the executive will be entitled to a benefit of $1,868 at the end of the five-year employment agreement, in January 2007. The

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for benefits under the supplemental executive retirement plan. These assets remain subject to claims by the Company’s general creditors in preference to the claims of the plan’s participant and beneficiaries. The trust is currently active and is funded as follows:

Investment Type	Cost at October 31, 2005	Fair Market Value at October 31, 2005	Unrealized Holding Gain
Money Market Funds	$6	$6	$—
Mutual Funds	852	985	133
Real Estate Trust Investment	253	253	—

Total Investments	$1,111	$1,244	$133

Investment Type	Cost at October 31, 2004	Fair Market Value at October 31, 2004	Unrealized Holding Gain
Money Market Funds	$6	$6	$—
Mutual Funds	556	654	98
Real Estate Trust Investment	236	236	—

Total Investments	$798	$896	$98

In accordance with SFAS No. 115, the Company has classified these assets as available for sale and accordingly has recognized the change in fair value in other comprehensive income.

Executive Incentive Bonus Plan

The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer, the Chief Financial Officer and the Senior Vice President of Advanced Technology and Marketing incentives for superior performance. The Management Plan, which was approved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. For fiscal 2005, the Compensation Committee established performance goals based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), entitling these executives to be paid a bonus based upon varying percentages of their respective base salaries and the level of achievement of EBITDA in relation to the target established by the Compensation Committee. For fiscal 2005, these executives are entitled to receive an aggregate of $644 under the Management Plan.

The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees (other than those employees that participate in the Management Plan). The Bonus Plan provides for an aggregate bonus pool as determined annually by the Compensation Committee and approved by the Board of Directors. Payments are made to participants of the Bonus Plan based upon the achievement of defined objectives. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goals for Company performance and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 35% of the incentive depends upon meeting the operating targets of the employees’ operating unit established by the Chief Executive Officer, 35% is based upon attaining the corporate goals for Company performance and 30% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2005, 2004 and 2003, $1,270, $2,212 and $1,600 was approved and provided under the Bonus Plan. The executives that participate in the Management Bonus Plan previously participated in the Bonus Plan in fiscal 2004 and 2003.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Income Taxes

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2005	2004	2003
Current:
Federal	$4,885	$185	$(407)
State and local	1,367	395	(531)
Foreign	723	967	1,270

	6,975	1,547	332
Deferred:
Federal	2,490	9,154	3,780
State and local	(942)	1,351	392
Foreign	(550)	374	(606)

	$7,973	$12,426	$3,898

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2005	2004
Deferred tax assets:
Accrued workers’ compensation	$1,351	$1,672
Bad debt reserves	2,058	1,764
Inventory reserves	780	893
State income tax grants, credits and loss carryforwards	3,000	3,787
Accrued group insurance	—	646
AMT carryforwards	2,488	185
Accrued vacation reserves	506	469
Capital loss carryforwards	—	2,503
Post retirement benefits	204	285
Pension obligations	5,150	5,314
Other reserves	1,751	2,255
Charitable contribution carryforward	—	34
Goodwill amortization	1,003	1,170
Net operating loss carryforward	—	4,195
Research and development credits	867	867

	19,158	26,039
Less: Valuation allowance	(2,792)	(6,398)

Total deferred tax assets	16,366	19,641
Deferred tax liabilities:
Fixed assets	(26,982)	(29,636)
Prepaid expenses	(511)	—

Net deferred tax liability	$(11,127)	$(9,995)

Change in net deferred tax liability:
Provision for deferred taxes	$(998)	$(10,879)
Other	(3)	289
Items of other comprehensive loss	(131)	837

Total change in net deferred tax liability	$(1,132)	$(9,753)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The State of Ohio passed into law, effective July 1, 2005, tax legislation that, among other things, gradually eliminates the State of Ohio corporate tax on income. As a result, the Company evaluated the effect of the legislation on the Company’s deferred tax assets and liabilities and recorded a reduction of net deferred liabilities and a benefit in the tax provision of $1,102 in the third quarter of fiscal 2005. Effective July 1, 2005, the Company became subject to Ohio’s corporate tax on gross receipts. In addition, in the third quarter of fiscal 2005, the Company reduced its deferred tax asset and stockholders’ equity by $894 related to the Company’s minimum pension liability included in accumulated other comprehensive income (loss).

A valuation allowance of approximately $2,792 remains at October 31, 2005 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2004 was $6,398. The net reduction in the valuation allowance of $3,606 relates to reductions in the second and third quarter of 2005 discussed above of $3,370, a reduction of $343 related to the Ohio Manufacturer’s Grant (formerly known as the Ohio Manufacturer’s Credit) and an increase of $107 related to state and city operating loss carryforwards. In addition, while there was a reduction in the valuation allowance associated with the Ohio Manufacturer’s Grant, there was also an increase in tax reserves of approximately $800 in fiscal 2005 related to this item due to a current third-party lawsuit not involving the Company. In the lawsuit, the federal Sixth Circuit Court of Appeals ruled the Ohio Manufacturing Credit, which was amended to become the Ohio Manufacturer’s Grant, to be invalid. This ruling has been appealed to the U.S. Supreme Court, which has agreed to hear the case. The ultimate impact of this lawsuit, and legislation implemented in the State of Ohio related to this matter, on the Company is uncertain.

While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that its deferred assets will not be fully realized and that the tax valuation allowance is appropriate. In

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2005	2004	2003
Federal income tax at statutory rate	35.0%	35.0%	34.0%
State and local income taxes, net of federal benefit	3.3	3.4	0.7
SFAS 109 rate differential	—	—	1.0
Valuation allowance change	(8.8)	(1.0)	—
Foreign dividend income	—	—	5.2
State law change	(3.2)	—	—
Net operating loss benefit and reversal of contingencies	(3.3)	—	—
Other	—	2.4	0.2

Effective income tax rate	23.0%	39.8%	41.1%

At October 31, 2005, the Company has no federal net operating loss carryforward. At October 31, 2004, the Company had a federal net operating loss carryforward of $11,986 that was fully utilized in the current fiscal year.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $4.5 million at October 31, 2005. The related US income tax cost of the repatriation of such earnings is approximately $1.6 million.

Note 14—Related Party Transactions

The Company had sales to MTD Products Inc and its affiliates of $31,620, $24,825 and $20,286 for fiscal years 2005, 2004 and 2003, respectively. At October 31, 2005 and 2004, the Company had receivable balances of $3,083 and $5,020, respectively, due from MTD Products Inc and its affiliates, and payable balances of $62 and $34, respectively, due to MTD Products Inc and its affiliates.

In connection with a former credit agreement, the Company was required to generate additional liquidity. Accordingly, the Company agreed to sell certain machinery and equipment to MTD Products Inc. In May 2002, the Company completed this sale of assets with a net book value of $4,630 for $6,541 resulting in a pre-tax gain of $1,911, which was recorded as a component of stockholders’ equity. Additionally, in May 2002, the Company entered into a three-year supply agreement with MTD Products Inc to provide various services related to the manufacturing of products for MTD Products Inc at Company locations. Pursuant to the supply agreement, the Company manufactured parts for MTD Products Inc on an ongoing basis at market-based prices. As compensation for these services, the Company received $1,000 that was being amortized over the life of the agreement. The unearned amount of $167 at October 31, 2004 is recorded in the accompanying consolidated balance sheet. There is no unearned portion of the agreement at October 31, 2005. Lastly, the Company paid a $75 rent provision each month to MTD Products Inc from the inception of the agreement until December 2004.

In December 2004, the Company acquired from MTD Consumer Group Inc, a wholly owned subsidiary of MTD Holdings, the manufacturing equipment that it had been leasing since May 2002, for $2,225. Upon acquisition of the manufacturing equipment, the monthly rental payment of approximately $75 from the

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to MTD Products Inc ceased. The equipment is recorded in machinery and equipment at the net book value of the equipment as if the original sale had not occurred and depreciation had continued while the equipment was leased. A $7 charge, net of tax, was recorded in stockholders’ equity to record the difference in the purchase price and the computed net book value.

Transactions with VCS LLC, the Company’s joint venture, during the year ended October 31, 2003 included purchases of $551. There were no transactions with VCS LLC in fiscal years 2005 and 2004. As of October 31, 2005 and 2004, the Company had amounts due from VCS LLC of $2,697 and $2,718, respectively, which were fully reserved, and the Company owed VCS LLC $1,030 at October 31, 2005 and 2004. Purchases from VCS LLC were intended to be substantially at market prices. In fiscal 2005 and 2004, the Company did not recognize any income or expense related to this joint venture.

Note 15—Business Segment Information

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

Revenues from the Company’s Mexican subsidiary were $37,924, $47,369 and $46,677 for fiscal 2005, 2004 and 2003, respectively. These revenues represent 6%, 7%, and 8% of total revenues for fiscal years 2005, 2004 and 2003, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $19,072 and $20,418 at October 31, 2005 and 2004, respectively. The consolidated long-lived assets of the Company totaled $244,608 and $259,245 at October 31, 2005 and 2004, respectively.

The Company derived greater than 10% of its revenues from General Motors in fiscal 2005 with $260,164 in revenues. The Company derived greater than 10% of its revenues from General Motors, DaimlerChrysler and Ford in fiscal year 2004, and from General Motors and Ford in fiscal years 2003. Revenues from General Motors amounted to $240,417 and $196,007 and revenues from Ford were $62,569 and $79,683 in fiscal 2004 and 2003, respectively. In fiscal 2004, DaimlerChrysler surpassed 10% of the Company’s revenues for the first time. Revenues from DaimlerChrysler were $67,569 in 2004.

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2005	2004	2003
Complex stampings and modular assemblies	$219,011	$238,373	$266,638
Engineered welded blanks	247,642	238,967	182,131
Blanking	119,574	104,632	85,463
Tools, dies, steel processing, scrap, and other	48,352	56,529	50,066

Total	$634,579	$638,501	$584,298

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Quarterly Results of Operations (Unaudited)

October 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$151,523	$166,803	$139,399	$176,854
Gross profit	19,256	22,039	13,187	23,779
Operating income	10,946	12,588	4,714	14,425
Net income	4,695	8,525	5,479	8,053
Net income per share basic	.31	.54	.34	.50
Net income per share diluted	.30	.52	.33	.49
Weighted average number of shares:
Basic	15,870	15,920	15,929	15,943
Diluted	16,396	16,442	16,412	16,438

October 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$140,894	$179,805	$146,493	$171,309
Gross profit	13,226	26,024	16,995	20,174
Operating income	4,510	16,296	8,085	10,773
Net income	1,113	8,357	3,841	5,448
Net income per share basic	.07	.53	.24	.34
Net income per share diluted	.07	.51	.23	.33
Weighted average number of shares:
Basic	15,468	15,616	15,705	15,772
Diluted	16,059	16,177	16,297	16,308

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting periods. During the fourth quarter of fiscal 2005, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded total favorable adjustments, net of tax, of $252 in the fourth quarter. These adjustments related to sales discounts, worker’s compensation, medical insurance and incentive compensation. During the fourth quarter of fiscal 2004, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded total unfavorable adjustments, net of tax, of $40 in the fourth quarter. These adjustments related to pension and post-retirement benefits, sales discounts and tax accounts. Also in the fourth quarter, the Company completed an inventory of its fixed assets and recorded an adjustment to depreciation expense of $1,356 pretax ($815 after tax) to remove fixed assets that were previously scrapped or otherwise retired from service. The adjustment was not material to the results of operations reported in prior periods.

Note 17—Commitments and Contingent Liabilities

In fiscal 2004, the Company entered into an unconditional purchase obligation for transportation services, and paid $4,777 in fiscal 2005 under the terms of the agreement, which calls for a fixed weekly fee plus an additional charge based upon mileage. During fiscal years 2006 and 2007 the contract calls for minimum purchases of $1,449 and $956, respectively.

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

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

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

The Company has adopted a code of ethics that applies to its President and Chief Executive Officer, Chief Financial Officer and Corporate Controller as well as the other officers, directors and managers of the Company in accordance with the NASD listing standards.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2005.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	665,291	$3.34	718,369
Equity compensation plans not approved by security holders	—	—	—

Total	665,291	$3.34	718,369

For additional information regarding the Company’s equity compensation plans, refer to the discussion in Note 12 to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at October 31, 2005 and 2004.

Consolidated Statements of Operations for the three years ended October 31, 2005.

Consolidated Statements of Cash Flows for the three years ended October 31, 2005.

Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2005.

Notes of Consolidated Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountants thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2005	$1,546	$659	$903		$1,302
Year ended October 31, 2004	$1,156	$1,126	$736		$1,546
Year ended October 31, 2003	$1,344	$680	$868		$1,156
Valuation allowance for deferred tax assets
Year ended October 31, 2005	$6,398	$107	$3,713	(1)	$2,792
Year ended October 31, 2004	$6,907	$82	$591		$6,398
Year ended October 31, 2003	$7,183	$228	$504		$6,907

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(1)	The deduction of $3,713 represents a reversal of the valuation reserve and a benefit in the fiscal 2005 tax provision as discussed in Note 13 of the Notes to Consolidated Financial Statements.

3. Exhibits. The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2005

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2005

/s/ STEPHEN E. GRAHAM Stephen E. Graham	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	December 21, 2005

* Curtis E. Moll	Chairman and Director	December 21, 2005

* Cloyd Abruzzo	Director	December 21, 2005

* George G. Goodrich	Director	December 21, 2005

* David J. Hessler	Director	December 21, 2005

* Gary A. Oatey	Director	December 21, 2005

* John J. Tanis	Director	December 21, 2005

* Dieter Kaesgen	Director	December 21, 2005

* Robert J. King, Jr.	Director	December 21, 2005

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description

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

10.1*

Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 12, 2002) is incorporated herein by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2002 (Commission File
No. 0-21964).

10.2*

Form of Incentive Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File No. 0-21964).

10.3*

Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File No. 0-21964).

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

10.7*

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

10.14

Amended and Restated Credit Agreement, dated January 18, 2005, among the Company, the other loan parties thereto, LaSalle Bank National Association as lead arranger and administrative agent, National City Bank and KeyBank National Association as co-syndication agents and Citizens Bank of Pennsylvania and U.S. Bank National Association as co-documentation agents is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2005 (Commission File No. 0-21964).

10.15

Shiloh Industries, Inc. Senior Management Bonus Plan is incorporated herein by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2004 (Commission File No. 0-21964).

14.1

Shiloh Industries, Inc. Code of Conduct, approved by the Company’s Board of Directors on February 17, 2004 is incorporated herein by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2004 (Commission File No. 0-21964).

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this Report.