Form 10-Q
period 2006-01-31
SHILOH INDUSTRIES INC
filed 2006-02-24
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of February 22, 2006 was 15,959,764.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	January 31, 2006	October 31, 2005
ASSETS
Cash and cash equivalents	$915	$661
Accounts receivable, net of allowance for doubtful accounts of $1,306 and $1,302 at January 31, 2006 and October 31, 2005, respectively	82,842	110,891
Related party accounts receivable	10,074	3,084
Inventories, net	38,378	29,658
Deferred income taxes	4,409	4,407
Prepaid expenses	1,576	1,484
Other current assets	1,535	—

Total current assets	139,729	150,185

Property, plant and equipment, net	234,479	239,270
Other assets	4,015	5,338

Total assets	$378,223	$394,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$11,208	$10,893
Accounts payable	66,749	79,889
Accrued income taxes	3,809	1,497
Other accrued expenses	28,272	31,514

Total current liabilities	110,038	123,793

Long-term debt	84,663	92,384
Deferred income taxes	15,534	15,534
Long-term benefit liabilities	12,559	12,316
Other liabilities	377	432

Total liabilities	223,171	244,459

Stockholders’ equity:
Common stock, 15,953,698 and 15,945,534 shares issued and outstanding at January 31, 2006 and October 31, 2005, respectively	159	159
Common stock paid-in capital	58,029	57,876
Retained earnings	116,248	111,673
Accumulated other comprehensive loss	(19,384)	(19,374)

Total stockholders’ equity	155,052	150,334

Total liabilities and stockholders’ equity	$378,223	$394,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2006	2005
Revenues	$145,745	$151,523
Cost of sales	129,311	132,267

Gross profit	16,434	19,256
Selling, general and administrative expenses	7,619	8,310

Operating income	8,815	10,946
Interest expense	1,488	3,248
Interest income	10	35
Other income (expense), net	42	(36)

Income before income taxes	7,379	7,697
Provision for income taxes	2,804	3,002

Net income	$4,575	$4,695

Earnings per share:
Basic earnings per share	$0.29	$0.31

Basic weighted average number of common shares	15,949	15,870

Diluted earnings per share	$0.28	$0.30

Diluted weighted average number of common shares	16,422	16,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,575	$4,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,325	8,712
Amortization of unearned compensation	—	106
Amortization of deferred financing costs	78	1,538
Deferred income taxes	(2)	333
Stock based compensation expense	89	—
Tax benefit on employee stock options and stock compensation	18	191
Loss on sale of assets	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	21,059	(18,614)
Inventories	(8,720)	(4,092)
Prepaids and other assets	(136)	716
Payables and other liabilities	(4,524)	(9,103)

Net cash provided (used in) by operating activities	20,760	(15,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,536)	(9,361)
Proceeds from sale of assets	2	—
Purchase of investment securities	(252)	—

Net cash used in investing activities	(3,786)	(9,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(278)	(273)
Payment of capital lease	(30)	(18)
Increase (decrease) in overdraft balances	(9,360)	14,298
Proceeds from long-term borrowings	3,927	139,600
Repayments of long-term borrowings	(11,025)	(126,975)
Redemption of preferred stock	—	(4,524)
Proceeds from exercise of stock options	46	108
Payment of deferred financing costs	—	(677)

Net cash (used in) provided by financing activities	(16,720)	21,539

Net increase (decrease) in cash and cash equivalents	254	(3,340)
Cash and cash equivalents at beginning of period	661	3,470

Cash and cash equivalents at end of period	$915	$130

Supplemental Cash Flow Information:

Cash paid for interest	$1,439	$1,426
Cash paid for income taxes	$510	$888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Revenues and operating results for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2-New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The Company is in compliance with the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting November 1, 2005. The Company has not engaged in nonmonetary asset exchanges and, therefore, the provisions of SFAS No. 153 have had no impact on the Company.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the Company as of November 1, 2005. The adoption of this standard had no impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20 and SFAS No. 3, although it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Note 3—Inventories

Inventories consist of the following:

	January 31, 2006	October 31, 2005
Raw materials	$16,718	$13,969
Work-in-process	5,834	5,830
Finished goods	9,922	7,662

Total material	32,474	27,461
Tooling	5,904	2,197

Total inventory	$38,378	$29,658

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,158 and $2,665 at January 31, 2006 and October 31, 2005, respectively.

Note 4—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2006	October 31, 2005
Land and improvements	$8,377	$8,385
Buildings and improvements	102,739	102,665
Machinery and equipment	317,015	313,201
Furniture and fixtures	23,183	23,135
Construction in progress	7,909	8,582

Total, at cost	459,223	455,968
Less: Accumulated depreciation	224,744	216,698

Property, plant and equipment, net	$234,479	$239,270

Note 5—Financing Arrangements

Debt consists of the following:

	January 31, 2006	October 31, 2005
Amended and Restated Credit Agreement (former Credit Agreement dated January 14, 2004)—interest at 6.05% and 5.87% at January 31, 2006 and October 31, 2005, respectively	$92,400	$100,600
Insurance broker financing agreement	187	465
State of Ohio promissory note	1,847	1,924
Two-year note	1,179	—
Capital lease debt	258	288

Total debt	95,871	103,277
Less: Current debt	11,208	10,893

Total long-term debt	$84,663	$92,384

The weighted average interest rate of all debt excluding the capital lease debt was 5.97% and 5.32% for the three months ended January 31, 2006 and 2005, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at January 31, 2006 was $40,000. Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 since the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At January 31, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of January 31, 2006 and October 31, 2005, $187 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

In December 2005, the Company entered into a $1,227 two-year note agreement with a bank to finance the purchase of equipment that the Company formerly leased. The note bears interest at 6.56% and requires monthly payments of $55 through December 2007.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $70,420 at January 31, 2006. Overdraft balances were $10,746 and $20,106 at January 31, 2006 and October 31, 2005, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

Note 6—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The

Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. As of January 31, 2006, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent the three-month LIBOR rate is above the collar cap, the Company is entitled to receive the difference. The collar agreement, which will terminate on January 12, 2007, declines by $1,250 as quarterly principal payments are made during the term of the loan. At January 31, 2006, the notional amount of debt related to the collar agreement was $20,000 and the fair value of the collar was a $4 asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three months ended January 31, 2006.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$926	$880	$3	$10
Interest cost	906	873	15	40
Expected return on plan assets	(917)	(789)	—	—
Recognized net actuarial loss	545	433	37	31
Amortization of prior service cost	81	83	(42)	(17)
Amortization of transition obligation	22	21	—	—

Net periodic benefit cost	$1,563	$1,501	$13	$64

The total amount of Company contributions paid for the three months ended January 31, 2006 was $1,594. The Company expects estimated contributions to be $6,807 for the remainder of fiscal 2006.

Note 8—Equity Matters

Effective November 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”. For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior interim periods and fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

In accordance with the provision SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company elected to continue to apply the intrinsic value approach under APB No. 25 in accounting for its stock-based compensation plans prior to November 1, 2005. Accordingly, the Company did not recognize compensation expense for stock options when the exercise price at the grant date was equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income and net income per share for the three months ended January 31, 2005, as if the fair value based method had been applied to all outstanding and vested awards:

Net income, as reported	$4,695
Add: Effect of preferred share redemption	197
Add back: Stock-based compensation expense, net of tax, as reported	65
Less: Stock-based compensation expense, net of tax, pro forma	(167)

Pro forma net income	$4,790

Basic net income per share – as reported	$.31

Basic net income per share – pro forma	$.30

Diluted net income per share – as reported	$.30

Diluted net income per share – pro forma	$.29

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Plan (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. An individual award is limited to 500,000 shares in a five-year period.

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. The service period over which the stock options vest is three years from the date of grant. Options expire over a period not to exceed ten years from the date of grant. The following assumptions were used to compute the fair value of the stock options granted during fiscal 2005:

Fiscal 2005
Risk-free interest	4.45%
Expected life (in years)	6.0
Expected volatility factor	72.23%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the three months ended January 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at October 31, 2005	665,291	$3.34
Options:
Granted	—
Exercised	(8,164)	$5.66		$ 62
Canceled	—
Options outstanding at January 31, 2006	657,127	$3.31	7.04	$7,423
Exercisable at January 31, 2006	479,294	$2.34	6.65	$5,883

For the three months ended January 31, 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $89. The impact on earnings per share was a reduction of $.01 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $600 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended January 31,
	2006	2005
Net income	$4,575	$4,695
Add: Effect of preferred share redemption	—	197

Net income available to common stockholders	$4,575	$4,892

Basic weighted average shares	15,949	15,870

Effect of dilutive securities:

Stock options	473	526

Diluted weighted average shares	16,422	16,396

Basic income per share	$0.29	$0.31

Diluted income per share	$0.28	$0.30

Comprehensive Income

Comprehensive income amounted to $4,565 and $4,695, net of tax, for the three months ended January 31, 2006 and 2005, respectively. The difference between net income and comprehensive income for the three months ended January 31, 2006 is equal to the unrealized holding loss on securities available for sale and a change in the fair value of the interest rate collar. Comprehensive income equals net income for the three months ended January 31, 2005 because the unrealized holding gain on available for sale securities of $27 was offset by the fair value of the Company’s interest rate collar, which created a liability of $27.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first quarter of fiscal 2006 declined by 2.6% although total North American car and light truck production for the first quarter of fiscal 2006 improved by 2.8%, in each case compared with production for the first quarter of fiscal 2005.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At January 31, 2006, the Company’s facilities were operating at approximately 47.7% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Share-Based Payments. Effective November 1, 2005, the Company records compensation expense for the fair value of nonvested stock option awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at six years and has utilized historical volatility, most recently 72.23%. The Company determines the volatility and risk free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, the Company has estimated a zero forfeiture rate. If actual forfeitures materially differ from the estimate, the share-based compensation expense could be materially different.

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

Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

REVENUES. Sales for the first quarter of fiscal 2006 were $145,745, a decrease of $5,778, or 3.8%, from last year’s first quarter sales of $151,523. As expected, sales in the first quarter of fiscal 2006 decreased from the first quarter of fiscal

2005 as a result of lower vehicle production volumes by traditional domestic manufacturers, which was partially offset by an increase in total North American car and light truck production. According to industry statistics, traditional domestic manufacturer production during the first quarter of fiscal 2006 was 2.6% less than production during the first quarter of fiscal 2005. Total North American car and light truck production for the first quarter of 2006 increased by 2.8% over the production level of the first quarter of fiscal 2005. Also contributing to the decline in sales were continuing pricing pressures that the Company experienced and a decrease in revenue from the sale of engineered scrap material due to lower market prices for scrap in the first quarter of 2006 compared to the first quarter of fiscal 2005.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2006 was $16,434 compared to gross profit of $19,256 in the first quarter of fiscal 2005, a decrease of $2,822. Gross profit as a percentage of sales was 11.2% in the first quarter of fiscal 2006 compared to 12.7% for the same period a year ago. Gross profit in the first quarter of fiscal 2006 declined partially as a result of the reduced volume of sales experienced in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Gross profit was also reduced by the pricing concessions experienced during the period and by increased material costs, including the effect of the lower market prices for engineered scrap material during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Lastly, gross profit was reduced by start-up costs associated with the launch of several customer outsourced programs that were unexpectedly received by the Company during the first quarter of fiscal 2006. These reductions in gross profit were partially offset by reduced manufacturing expenses. The decline in manufacturing expenses was the result of reduced personnel and lower personnel related expenses in fiscal 2006 compared to fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first quarter of fiscal 2006 were $7,619, or 5.2% of sales, compared to $8,310, or 5.4% of sales, in the first quarter of fiscal 2005, a decrease of $691. Selling, general and administrative expenses declined because of a reduction in bad debt expenses and professional fees, both of which resulted from recoveries of expenses realized during the first quarter of fiscal 2006 related to items previously expensed.

OTHER. Interest expense for the first quarter of fiscal 2006 was $1,488, a decrease of $1,760 from the first quarter of fiscal 2005. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in the accelerated amortization of deferred financing costs of $1,322 included in interest expense in the first quarter of fiscal 2005. Interest expense also declined from the prior year first quarter as the result of a lower level of borrowed funds, partially offset by an increase in the interest rate. Borrowed funds averaged $99,574 during the first quarter of fiscal 2006 and the weighted average interest rate was 5.97%. In the first quarter of fiscal 2005, borrowed funds averaged $122,887 while the weighted average interest rate was 5.32%.

The provision for income taxes in the first quarter of fiscal 2006 was $2,804 on income before taxes of $7,379 for an effective tax rate of 38.0%. The provision for income taxes in the first quarter of fiscal 2005 was $3,002 on income before taxes of $7,697 for an effective tax rate of 39.0%. The decline in the effective tax rate in fiscal 2006 from the effective tax rate of fiscal 2005 reflects the gradual elimination of the tax on income in the state of Ohio and the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004.

NET INCOME. Net income for the first quarter of fiscal 2006 was $4,575, or $0.29 per share, basic, and $0.28 per share, diluted. Net income for the first quarter of fiscal 2005 was $4,695, or $0.31 per share, basic, and $0.30 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at January 31, 2006 was $40,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 since the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At January 31, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $93 through April 2005. In June 2005, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of January 31, 2006 and October 31, 2005, $187 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

In December 2005, the Company entered into a $1,227 two-year note agreement with a bank to finance the purchase of equipment that the Company formerly leased. The note bears interest at 6.56% and requires monthly payments of $55 through December 2007.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Amended Credit Agreement	Other Debt	Total
2007	$10,000	$1,208	$11,208
2008	10,000	1,018	11,018
2009	10,000	368	10,368
2010	62,400	343	62,743
2011	—	353	353
2012 and thereafter	—	181	181

Total	$92,400	$3,471	$95,871

At January 31, 2006, total debt was $95,871 and total equity was $155,052, resulting in a capitalization rate of 38% debt, 62% equity. Current assets were $139,729 and current liabilities were $110,038 resulting in working capital of $29,691.

Current liabilities include the Company’s obligation under the employment agreement with the Company’s President and Chief Executive Officer. As part of the agreement, the Company established a supplemental executive retirement plan whereby the executive is entitled to a benefit of $1,868 at the end of the five-year employment agreement in January 2007. At January 31, 2006, this amount is classified in other accrued expenses in the accompanying condensed consolidated balance sheet. The Company also established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for the benefits under the supplemental executive retirement plan. At January 31, 2006, the assets in the rabbi trust of $1,535 are classified in other current assets in the accompanying condensed consolidated balance sheet.

Cash was generated by income and non-cash items amounting to $13,081in the first quarter of fiscal 2006 compared to $15,575 in the first quarter of fiscal 2005. The decrease of $2,494 reflects a lower depreciation and amortization of deferred financing fees, including the accelerated amortization of deferred financing fees as a result of the Amended Credit Agreement.

Working capital changes since October 31, 2005 generated funds of $7,679. Since October 31, 2005, accounts receivable have decreased by $21,059. The first quarter of fiscal 2006 includes the holiday period during which many of the Company’s customers temporarily cease operations. As a result, accounts receivable at the end of the first quarter of fiscal 2006, which includes the reduced sales of November and December, are lower than accounts receivable at October 31, 2005, which includes the stronger sales of the fourth quarter of fiscal 2005. Inventory at January 31, 2006 increased by $8,720 since the end of fiscal 2005 and reflects funds incurred for customer tooling programs that are currently in process and related to future new product launches.

Capital expenditures in the first quarter of fiscal 2006 were $3,536, including the formerly leased fixed assets purchased for $1,227 during the quarter.

Financing activity in the first quarter of fiscal 2006 reflects the use of funds generated from operations in excess of capital expenditures to reduce long-term debt.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $70,420 at January 31, 2006. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through January 31, 2007 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $1,208 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

FORWARD-LOOKING STATEMENTS

Certain statements made by Shiloh Industries, Inc. in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any bankruptcies; increases in the price of, or limitations on the availability of steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of January 31, 2006, the Company had $92.4 million outstanding under the Amended Credit Agreement. Based on January 31, 2006 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $0.1 million for the three months ended January 31, 2006.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25 million interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent that the three-month LIBOR rate is above the collar cap, the Company is entitled to the difference. The collar agreement, which will terminate on January 12, 2007, declines quarterly by $1.25 million as principal payments are made during the term of the loan. At January 31, 2006, the notional amount of debt related to the collar agreement was $20 million and the fair value of the collar was a $4 thousand asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three months ended January 31, 2006.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. As of January 31, 2006, there were no foreign currency forward exchange contracts outstanding. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SHILOH INDUSTRIES, INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Stephen E. Graham
Stephen E. Graham
Chief Financial Officer

Date: February	24, 2006

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.