Form 10-Q
period 2006-04-30
SHILOH INDUSTRIES INC
filed 2006-05-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Number of shares of Common Stock outstanding as of May 22, 2006 was 15,977,072.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2006	October 31, 2005
ASSETS
Cash and cash equivalents	$686	$661
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $1,302 at April 30, 2006 and October 31, 2005, respectively	104,988	110,891
Related party accounts receivable	15,071	3,084
Inventories, net	39,802	29,658
Deferred income taxes	4,408	4,407
Prepaid expenses	592	1,484
Other current assets	1,609	—

Total current assets	167,156	150,185

Property, plant and equipment, net	233,900	239,270
Other assets	3,938	5,338

Total assets	$404,994	$394,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$11,965	$10,893
Accounts payable	85,526	79,889
Accrued income taxes	1,620	1,497
Other accrued expenses	26,053	31,514

Total current liabilities	125,164	123,793

Long-term debt	86,956	92,384
Deferred income taxes	14,673	15,534
Long-term benefit liabilities	15,099	12,316
Other liabilities	334	432

Total liabilities	242,226	244,459

Commitments and contingencies

Stockholders’ equity:
Common stock, 15,977,072 and 15,945,534 shares issued and outstanding at April 30, 2006 and October 31, 2005, respectively	160	159
Common stock paid-in capital	58,332	57,876
Retained earnings	123,601	111,673
Accumulated other comprehensive loss	(19,325)	(19,374)

Total stockholders’ equity	162,768	150,334

Total liabilities and stockholders’ equity	$404,994	$394,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Revenues	$172,154	$166,803	$317,899	$318,326
Cost of sales	152,746	144,764	282,056	277,031

Gross profit	19,408	22,039	35,843	41,295
Selling, general and administrative expenses	8,459	9,451	16,078	17,761

Operating income	10,949	12,588	19,765	23,534
Interest expense	1,506	1,541	2,995	4,789
Interest income	11	46	22	81
Other income (expense), net	6	(401)	47	(437)

Income before income taxes	9,460	10,692	16,839	18,389
Provision for income taxes	2,107	2,167	4,911	5,169

Net income	$7,353	$8,525	$11,928	$13,220

Earnings per share:
Basic earnings per share	$.46	$.54	$.75	$.84

Basic weighted average number of common shares	15,967	15,920	15,958	15,895

Diluted earnings per share	$.45	$.52	$.73	$.82

Diluted weighted average number of common shares	16,467	16,442	16,448	16,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,928	$13,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,964	17,161
Amortization of unearned compensation	—	106
Amortization of deferred financing costs	154	1,621
Deferred income taxes	(862)	3,199
Stock-based compensation expense	178	—
Tax benefit on employee stock options and stock compensation	104	209
Loss on sale of assets	154	434
Changes in operating assets and liabilities:
Accounts receivable	(6,084)	(15,836)
Inventories	(10,144)	(5,068)
Prepaids and other assets	835	988
Payables and other liabilities	(8,341)	(21,554)
Income taxes receivable, and estimated payments	123	(2,612)

Net cash provided by (used in) operating activities	5,009	(8,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,027)	(14,414)
Proceeds from sale of assets	289	187
Purchase of investment securities	(252)	(252)

Net cash used in investing activities	(9,990)	(14,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(465)	(458)
Payment of capital lease	(49)	(51)
Increase (decrease) in overdraft balances	9,188	17,856
Proceeds from long-term borrowings	15,212	151,900
Repayments of long-term borrowings	(19,054)	(143,275)
Redemption of preferred stock	—	(4,524)
Proceeds from exercise of stock options	174	116
Payment of deferred financing costs	—	(713)

Net cash provided by financing activities	5,006	20,851

Net increase (decrease) in cash and cash equivalents	25	(1,760)
Cash and cash equivalents at beginning of period	661	3,470

Cash and cash equivalents at end of period	$686	$1,710

Supplemental Cash Flow Information:

Cash paid for interest	$3,001	$3,114
Cash paid for income taxes	$5,410	$4,247

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

Revenues and operating results for the six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the Company as of the year ended October 31, 2006. The Company is currently evaluating the effect of this standard on the Company’s financial position, results of operations and cash flows.

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

Note 3—Inventories

Inventories consist of the following:

	April 30, 2006	October 31, 2005
Raw materials	$15,793	$13,969
Work-in-process	5,703	5,830
Finished goods	10,063	7,662

Total material	31,559	27,461
Tooling	8,243	2,197

Total inventory	$39,802	$29,658

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,264 and $2,665 at April 30, 2006 and October 31, 2005, respectively.

Note 4—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2006	October 31, 2005
Land and improvements	$8,490	$8,385
Buildings and improvements	103,079	102,665
Machinery and equipment	317,919	313,201
Furniture and fixtures	21,607	23,135
Construction in progress	12,981	8,582

Total, at cost	464,076	455,968
Less: Accumulated depreciation	230,176	216,698

Property, plant and equipment, net	$233,900	$239,270

Note 5—Financing Arrangements

Debt consists of the following:

	April 30, 2006	October 31, 2005
Amended and Restated Credit Agreement —interest at 6.53% and 5.87% at April 30, 2006 and October 31, 2005, respectively	$94,100	$100,600
Insurance broker financing agreement	—	465
State of Ohio promissory note	1,769	1,924
Two-year notes	2,812	—
Capital lease debt	240	288

Total debt	98,921	103,277
Less: Current debt	11,965	10,893

Total long-term debt	$86,956	$92,384

The weighted average interest rate of all debt excluding the capital lease debt was 6.23% and 6.08% for the three and six months ended April 30, 2006, respectively. The weighted average interest rate of all debt excluding the capital lease debt was 4.49% and 4.89% for the three and six months ended April 30, 2005, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at April 30, 2006 was $37,500. Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 since the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At April 30, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.89% and requires monthly payments of $93 through April 2005. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and required monthly payments of $94 through April 2006. As of April 30, 2006 and October 31, 2005, $0 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

In December 2005, the Company entered into a $1,227 two-year note agreement with a bank to finance the purchase of equipment that the Company formerly leased. The note bears interest at 6.56% and requires monthly payments of $55 through December 2007. In March 2006, the Company entered an additional $1,800 two-year note agreement with a bank to finance the purchase of equipment that the Company formerly leased. This note bears interest at 6.91% and requires monthly payments of $81 through March 2008. In each instance, the lease periods were ending and the Company wished to continue using the equipment.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $66,220 at April 30, 2006. Overdraft balances were $29,294 and $20,106 at April 30, 2006 and October 31, 2005, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

Note 6—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of April 30, 2006, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent the three-month LIBOR rate is above the collar cap, the Company is entitled to receive the difference. The collar agreement, which will terminate on January 12, 2007, declines by $1,250 as quarterly principal payments are made during the term of the loan. At April 30, 2006, the notional amount of debt related to the collar agreement was $18,750 and the fair value of the collar was a $7 asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three months ended April 30, 2006.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three months ended April 30,		Three months ended April 30,
	2006	2005	2006	2005
Service cost	$944	$880	$3	$10
Interest cost	907	873	15	40
Expected return on plan assets	(917)	(789)	—	—
Recognized net actuarial loss	545	433	37	31
Amortization of prior service cost	81	83	(42)	(17)
Amortization of transition obligation	21	21	—	—

Net periodic benefit cost	$1,581	$1,501	$13	$64

	Pension Benefits		Other Post-retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Service cost	$1,871	$1,761	$6	$20
Interest cost	1,813	1,745	30	80
Expected return on plan assets	(1,835)	(1,578)	—	—
Recognized net actuarial loss	1,091	865	74	62
Amortization of prior service cost	162	165	(84)	(34)
Amortization of transition obligation	43	43	—	—

Net periodic benefit cost	$3,145	$3,001	$26	$128

The total amount of Company contributions paid for the six months ended April 30, 2006 was $3,502. The Company expects estimated contributions to be $2,245 for the remainder of fiscal 2006.

Note 8—Equity Matters

Effective November 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior interim periods and fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

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

The following table illustrates the effect on net income and net income per share for the three and six months ended April 30, 2005 as if the fair value based method had been applied to all outstanding and vested awards:

(Shares in thousands)

	Three months ended April 30, 2005	Six months ended April 30, 2005
Net income , as reported	$8,525	$13,220
Add: Effect of Preferred share redemption	—	197
Add back: Stock-based compensation expense, net of tax, as reported	—	65
Less: Stock-based compensation expense, net of tax, pro forma	(99)	(263)

Pro forma net income	$8,426	$13,219

Basic net income per share – as reported	$.54	$.84

Basic net income per share – pro forma	$.53	$.83

Diluted net income per share – as reported	$.52	$.82

Diluted net income per share – pro forma	$.51	$.81

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

Fiscal 2005
Risk-free interest	4.45%
Expected life (in years)	6.0
Expected volatility factor	72.23%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the six months ended April 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at October 31, 2005	665,291	$3.34
Options:
Granted	—
Exercised	(31,538)	$5.51		$334
Canceled	(1,334)	$8.96		$15

Options outstanding at April 30, 2006	632,419	$3.22	6.78	$10,616
Exercisable at April 30, 2006	527,252	$2.00	6.42	$9,496

For the three and six months ended April 30, 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $89 and $178, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $511 over the next three fiscal years.

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

(Shares in thousands)

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net income	$7,353	$8,525	$11,928	$13,220
Add: Effect of preferred share redemption	—	—	—	197

Net income available to common stockholders	$7,353	$8,525	$11,928	$13,417

Basic weighted average shares	15,967	15,920	15,958	15,895

Effect of dilutive securities:

Stock options	500	522	490	523

Diluted weighted average shares	16,467	16,442	16,448	16,418

Basic income per share	$.46	$.54	$.75	$.84

Diluted income per share	$.45	$.52	$.73	$.82

Comprehensive Income

Comprehensive income amounted to $7,413 and $8,536, net of tax, for the three months ended April 30, 2006 and 2005, respectively, and $11,977 and $13,231, net of tax, for the six months ended April 30, 2006 and 2005, respectively. In each period, the difference between net income and comprehensive income is equal to the unrealized holding gain or loss on securities available for sale and a change in the fair value of the interest rate collar.

Note 9 – Income Taxes

During the second quarter of fiscal 2006, the Company recognized a benefit in the tax provision of $1,488 related to state tax credits. In previous fiscal years, the Company had provided a reserve related to the Ohio Manufacturer’s Grant (formerly known as the Ohio Machinery and Equipment Credit) due to the uncertainty regarding the realization of such tax credits. In September 2005, the federal Sixth Circuit Court of Appeals ruled that this credit was unconstitutional. This ruling was appealed to the U.S. Supreme Court. On May 15, 2006, the U.S. Supreme Court dismissed the Circuit Court’s ruling. As a result of the U.S. Supreme Court’s action, the Ohio Machinery and Equipment credit remains constitutional and the Company, therefore, eliminated the reserves related to this issue.

The Company recorded a benefit in the tax provision of $2,003, during the second quarter of fiscal 2005, representing the reversal of the valuation allowance and other related reserves associated with credits and tax contingencies relating to net operating loss carryforwards. In previous fiscal years, the Company had provided a valuation allowance for tax credits and reserves for certain other tax contingencies recorded against net operating loss carryforwards since the Company was experiencing losses and realization of these credits and other items was uncertain. In the second quarter of fiscal 2005, these matters were resolved, eliminating the requirement for the valuation allowance and these reserves.

A valuation allowance of approximately $1,297 remains at April 30, 2006, for deferred tax assets whose realization remains uncertain. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized and that the tax valuation allowance is appropriate. In the event the Company were to determine that it would be able to realize some or all of its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

The provision for income taxes for the three and six months ended April 30, 2006 and April 30, 2005 consist of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Provision for income taxes at the Company’s effective tax rate, excluding items discussed above	$3,595	$4,170	$6,399	$7,172
Resolution of tax contingencies and reduction of valuation allowance	(1,488)	(2,003)	(1,488)	(2,003)

Total (benefit) provision for income taxes	$2,107	$2,167	$4,911	$5,169

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first half of fiscal 2006 declined by 2.6% and total North American car and light truck production for the first half of fiscal 2006 increased by 1.1%, in each case compared with production for the first half of fiscal 2005. During the second quarter of fiscal 2006, there was a decrease in car and light truck production of 3% by traditional domestic manufacturers and a decrease of 0.6% in total North American production, in each case compared to the second quarter of 2005.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At April 30, 2006, the Company’s facilities were operating at approximately 50.3% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel program. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including capacity restraints, higher raw material costs and the weakening of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations results in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

If the fair value of the pension plans’ assets are below the plans’ accumulated benefit obligation (“ABO”), the Company is required to record a minimum liability. If the amount of the ABO in excess of the fair value of plan assets is large enough, the Company may be required, by law to make additional contributions to the pension plans. Actual results that differ from these estimates may result in more or less future Company funding of the pension plans than is planned by management.

Results of Operations

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

REVENUES. Sales for the second quarter of fiscal 2006 were $172,154, an increase of $5,351 from last year’s second quarter sales of $166,803. Sales in the second quarter of fiscal 2006 increased from the second quarter of fiscal 2005 in spite of lower car and light truck production volumes of 3% by traditional domestic manufacturers, and by North American manufacturers in general. During the second quarter of fiscal 2006, sales improved $8,314 on new business outsourced to the Company from other Tier I automotive parts suppliers.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2006 was $19,408 compared to gross profit of $22,039 in the second quarter of fiscal 2005, a decrease of $2,631. Gross profit as a percentage of sales was 11.2% in the second quarter of fiscal 2006 compared to 13.2% for the same period a year ago. Gross profit in the second quarter of fiscal 2006 declined as a result of an increase in sales of products with a higher material content. The effect of the increase in material content of sales during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was approximately $3,900. Gross profit was also reduced by an increase in manufacturing expenses during the second quarter of fiscal 2006 compared to the second quarter of the previous year of approximately $500. This increase was due primarily to the increased cost of utilities in the amount of approximately $375. Partially offsetting these increases was an increase in the volume of products sold during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The gross profit of the increased volume of products sold during the second quarter of fiscal 2006 increased gross profit by approximately $1,600.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $8,459 in the second quarter of fiscal 2006 declined by $992 from $9,451 in the same period of the prior year. As a percentage of sales, these expenses were 4.9% in the second quarter of fiscal 2006 compared to 5.7% of sales in the second quarter of fiscal 2005. Selling, general and administrative expenses declined in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 partially due to a reduction in personnel related costs of approximately $200 and a reduction of approximately $500 in the provision for doubtful accounts. During the second quarter of fiscal 2006, the Company recovered previously reserved accounts receivable, and during the second quarter of fiscal 2005, the Company reserved for a customer that declared bankruptcy.

OTHER. Interest expense for the second quarter of fiscal 2006 was $1,506, a decrease of $35 from the second quarter of fiscal 2005. Interest expense declined from the prior year second quarter as a result of a lower level of borrowed funds partially offset by an increase in the interest rate. Borrowed funds averaged $97,396 during the second quarter of fiscal 2006 and the weighted average interest rate was 6.23%. In the second quarter of fiscal 2005, borrowed funds averaged $126,945 while the weighted average interest rate was 4.49%.

Other income, net was $6 for the second quarter of fiscal 2006. In the second quarter of fiscal 2005, other expense, net was $401. In the second quarter of fiscal 2005, the expense was the result of losses incurred in connection with the disposal of fixed assets.

The provision for income taxes in the second quarter of fiscal 2006 was $2,107 on income before taxes of $9,460 for an effective tax rate of 22.3%. The effective tax rate in fiscal 2006 reflects the gradual elimination of the tax on income in the state of Ohio, the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004 and the ability of the Company to utilize credits for the investment that the Company had made in machinery and equipment in previous years to reduce taxes payable in Ohio. Furthermore, the Company had provided a valuation allowance for these tax credits based on, first, the uncertainty of the Company’s ability to realize the credits during the Company’s previous period of operating losses and, secondly, the uncertaintly of utilization as the constitutionality of the credits in Ohio was challenged. The Company’s return to profitability resolved the first issue. The latter condition has been resolved based upon a favorable U.S. Supreme Court ruling. As a result, the Company recorded a benefit in the tax provision of $1,488 representing the benefit related to tax credits in the State of Ohio.

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

NET INCOME. Net income for the first quarter of fiscal 2006 was $7,353, or $0.46 per share, basic, and $0.45 per share, diluted. Net income for the second quarter of fiscal 2005 was $8,525, or $0.54 per share, basic, and $0.52 per share, diluted.

Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005

REVENUES. Sales for the first six months of fiscal 2006 were $317,899, a decrease of $427, or 0.1%, over last year’s first six month sales of $318,326. The Company’s sales in the first half of fiscal 2006 remained steady on sales outsourced from other Tier I automotive parts suppliers during the first half of fiscal 2006. For the first half of fiscal 2006, North American automotive and light truck production increased by 1.1% compared to the first half of fiscal 2005, while production of traditional domestic manufacturers declined 2.6% compared to the first half of fiscal 2005.

GROSS PROFIT. Gross profit for the first six months of fiscal 2006 was $35,843 compared to gross profit of $41,295 in the first half of fiscal 2005, a decrease of $5,452, or 13.2%. Gross profit as a percentage of sales was 11.3% in the first half of fiscal 2006 compared to 13.0% in the same period a year ago. Gross profit was adversely affected by increased material costs, including the effect of lower market prices for engineered scrap material during the first half of fiscal year 2006 compared to the first half of fiscal 2005. The effect of lower scrap prices in the first half of fiscal 2006 reduced gross profit by approximately $5,300. Gross profit was also reduced by an increase in the material content of sales during the first half of fiscal 2006 compared to the first half of fiscal 2005 in the approximate amount of $3,200. These reductions of gross profit were offset by increased product sales and reduced manufacturing expenses. The increased volume of product sold in the first half of fiscal 2006 compared to the first half of fiscal 2005 increased gross profit by approximately $1,700. Reduced manufacturing expenses in the first half of fiscal 2006 compared to the first half of the previous year increased gross profit in the amount of approximately $1,200. The reduction of manufacturing expenses in the first half of fiscal 2006 was based upon lower personnel and personnel related expenses in the approximate amount of $1,900 offset by increased costs for utilities of approximately $600.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $16,078 in the first six months of fiscal 2006 declined by $1,683 from $17,761 in the same period of the prior year. As a percentage of sales, these expenses were 5.1% in the first half of fiscal 2006 compared to 5.6% of sales in the first half of fiscal 2005. Selling, general and administrative expenses declined in the first half of fiscal 2006 compared to the first half of the previous year primarily due to a lower provision for doubtful accounts, lower professional fees and reduced personnel related expenses. The provision for doubtful accounts declined by approximately $700 based on recoveries of previously reserved receivables and the absence of bankrupt accounts reserved in the first half of the previous fiscal year. Professional fees and personnel related expenses declined by approximately $600 as a result of controls of expenditures in these areas.

OTHER. For the first six months of fiscal 2006, interest expense was $2,995, a decrease of $1,794 from interest expense of $4,789 in the first six months of fiscal 2005. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in the accelerated amortization of deferred financing costs of $1,322 included in interest expense in the first six months of fiscal 2005. The remaining decrease in interest expense of $472 during the first half of fiscal 2006 compared to the previous year resulted from the lower level of borrowed funds offset by an increase in the interest rate. For the first six months of fiscal 2006, borrowed funds averaged $99,356 while the weighted average interest rate was 6.08%. Borrowed funds averaged $120,778 during the first six months of fiscal 2005 and the weighted average interest rate was 4.89%.

Other income, net was $47 in the first six months of fiscal 2006. In the first six months of fiscal 2005, other expense, net was $437. In fiscal 2005, the expense was a result of losses incurred in connection with the disposal of fixed assets.

The provision for income taxes in the first half of fiscal 2006 was $4,911 on income before taxes of $16,839 for an effective tax rate of 29.1%. The effective tax rate in fiscal 2006 reflects the gradual elimination of the tax on income in the state of Ohio, the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004 and the ability of the Company to utilize credits for the investment that the Company had made in machinery and equipment in previous years to reduce taxes payable in Ohio. Furthermore, the Company had provided a valuation allowance for these tax credits based on, first, the uncertainty of the Company’s ability to realize the credits during the Company’s previous period of operating losses and, secondly, the uncertaintly of utilization as the constitutionality of the credits in Ohio was challenged. The Company’s return to profitability resolved the first issue. The latter condition has been resolved based upon a favorable U.S. Supreme Court ruling. As a result, the Company recorded a benefit in the tax provision of $1,488 representing the benefit related to the tax credits in the state of Ohio.

In fiscal 2005 the provision for income taxes was $5,169 on income before taxes of $18,389 for an effective tax rate of 28.1%. In previous fiscal years, the Company had provided a valuation allowance for tax credits and reserves for certain other tax contingencies recorded against net operating loss carryforwards since the Company was experiencing losses and realization of the credits and other items was uncertain. In the second quarter of fiscal 2005, these matters were resolved, eliminating the requirement for the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $2,003, representing the reversal of the valuation allowance and other related reserves associated with these tax credits and tax contingencies.

NET INCOME. Net income for the first six months of fiscal 2006 was $11,928, or $.75 per share, basic, and $.73 per share, diluted. In fiscal 2005, net income for the first six months was $13,220, or $.84 per share, basic, and $.82 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at April 30, 2006 was $37,500.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 since the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At April 30, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2004, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.89% and required monthly payments of $93 through April 2005. In June 2005, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of April 30, 2006 and October 31, 2005, $0 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

In December 2005, the Company entered into a $1,227 two-year note agreement with a bank to finance the purchase of equipment that the Company formerly leased. The note bears interest at 6.56% and requires monthly payments of $55 through December 2007. In March 2006, the Company entered an additional $1,800 two-year note agreement with a bank to finance the purchase of equipment that the Company formerly leased. This note bears interest at 6.91% and requires monthly payments of $81 through March 2008. In each instance, the lease periods were ending and the Company wished to continue using the equipment.

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Amended Credit Agreement	Other Debt	Total
2007	$10,000	$1,965	$11,956
2008	10,000	1,729	11,729
2009	10,000	335	10,335
2010	64,100	346	64,446
2011	—	356	356
2012 and thereafter	—	90	90

Total	$94,100	$4,821	$98,921

At April 30, 2006, total debt was $98,921 and total equity was $162,768, resulting in a capitalization rate of 38% debt, 62% equity. Current assets were $167,156 and current liabilities were $125,164, resulting in working capital of $41,992.

Current liabilities include the Company’s obligation under the employment agreement with the Company’s President and Chief Executive Officer. As part of the agreement, the Company established a supplemental executive retirement plan whereby the executive is entitled to a benefit of $1,868 at the end of the five-year employment agreement in January 2007. At April 30, 2006, this amount is classified in other accrued expenses in the accompanying condensed consolidated balance sheet. The Company also established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for the benefits under the supplemental executive retirement plan. At April 30, 2006, the assets in the rabbi trust of $1,609 are classified in other current assets in the accompanying condensed consolidated balance sheet.

Cash was generated by income and non-cash items amounting to $28,620 in the first half of fiscal 2006 compared to $35,950 in the first half of fiscal 2005. The decrease of $7,330 reflects a lower net income, a lower amortization of deferred financing fees, including the accelerated amortization of deferred financing fees as a result of the Amended Credit Agreement, and less of a change in deferred tax accounts.

Working capital changes since October 31, 2005 used funds of $23,611. Since October 31, 2005, accounts receivable have increased by $6,084. Accounts receivable reflect the full uninterrupted production schedules of the second quarter of fiscal 2006. Inventory at April 30, 2006 increased by $10,144 since the end of fiscal 2005 and reflects funds incurred for customer tooling programs that are currently in process and related to future new product launches. Considering the increase in overdraft balances of $9,188, accounts payable, net have increased $847, in line with the level of inventory and the level of production in the second quarter of fiscal 2006.

Capital expenditures in the first half of fiscal 2006 were $10,027, including the formerly leased fixed assets purchased for $3,027 during the first six months of fiscal 2006.

Financing activity in the first half of fiscal 2006 reflects the use of funds generated from operations in excess of capital expenditures to reduce long-term debt.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $66,220 at April 30, 2006. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through January 31, 2007 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $1,965 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

FORWARD-LOOKING STATEMENTS

Certain statements made by.the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in Shiloh’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of April 30, 2006, the Company had $94.1 million outstanding under the Amended Credit Agreement. Based on April 30, 2006 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $.1 million and $.2 million for the three and six months ended April 30, 2006, respectively.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25 million interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent that the three-month LIBOR rate is above the collar cap, the Company is entitled to the difference. The collar agreement, which will terminate on January 12, 2007, declines quarterly by $1.25 million as principal payments are made during the term of the loan. At April 30, 2006, the notional amount of debt related to the collar agreement was $18.8 million and the fair value of the collar was a $7 thousand asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three months ended April 30, 2006.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. As of April 30, 2006, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

On March 22, 2006, at the Annual Meeting of Stockholders of Shiloh Industries, Inc., the stockholders elected as Class II Directors all nominees designated in the Proxy Statement dated February 13, 2006.

The Directors were elected pursuant to the following vote:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE
David J. Hessler	14,827,079	863,796	—
Gary A. Oatey	15,672,711	18,164	—
John J. Tanis	15,668,511	22,364	—

In addition, the following Directors’ term of office continued after the meeting: Cloyd J. Abruzzo, George G. Goodrich, Dieter Kaesgen, Robert J. King, Jr., Curtis E. Moll, and Theodore K. Zampetis.

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

Date: May 25, 2006

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.