Form 10-Q
period 2006-07-31
SHILOH INDUSTRIES INC
filed 2006-08-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of August 22, 2006 was 16,230,355.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2006	October 31, 2005
ASSETS
Cash and cash equivalents	$1,136	$661
Accounts receivable, net of allowance for doubtful accounts of $677 and $1,302 at July 31, 2006 and October 31, 2005, respectively	83,993	110,891
Related-party accounts receivable	1,275	3,084
Inventories, net	44,462	29,658
Deferred income taxes	4,642	4,407
Income taxes receivable	630	—
Prepaid expenses	1,255	1,484
Other current assets	1,588	—

Total current assets	138,981	150,185

Property, plant and equipment, net	230,958	239,270
Other assets	3,895	5,338

Total assets	$373,834	$394,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$13,030	$10,893
Accounts payable	66,578	79,889
Accrued income taxes	—	1,497
Other accrued expenses	26,309	31,514

Total current liabilities	105,917	123,793

Long-term debt	73,989	92,384
Deferred income taxes	14,911	15,534
Long-term benefit liabilities	14,523	12,316
Other liabilities	295	432

Total liabilities	209,635	244,459

Commitments and contingencies

Stockholders’ equity:
Common stock, 16,229,689 and 15,945,534 shares issued and outstanding at July 31, 2006 and October 31, 2005, respectively	162	159
Common stock paid-in capital	58,632	57,876
Retained earnings	124,810	111,673
Accumulated other comprehensive loss	(19,405)	(19,374)

Total stockholders’ equity	164,199	150,334

Total liabilities and stockholders’ equity	$373,834	$394,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Revenues	$144,584	$139,399	$462,483	$457,725
Cost of sales	132,357	126,212	414,413	403,243

Gross profit	12,227	13,187	48,070	54,482
Selling, general and administrative expenses	8,933	8,473	25,011	26,234

Operating income	3,294	4,714	23,059	28,248
Interest expense	1,540	1,537	4,535	6,325
Interest income	17	36	38	117
Other income (expense), net	331	(124)	379	(561)

Income before income taxes	2,102	3,089	18,941	21,479
Provision (benefit) for income taxes	893	(2,390)	5,804	2,779

Net income	$1,209	$5,479	$13,137	$18,700

Earnings per share:
Basic earnings per share	$.07	$.34	$.82	$1.19

Basic weighted average number of common shares	16,129	15,929	16,015	15,906

Diluted earnings per share	$.07	$.33	$.80	$1.15

Diluted weighted average number of common shares	16,475	16,412	16,454	16,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,137	$18,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,579	25,956
Amortization of unearned compensation	—	106
Amortization of deferred financing costs	229	1,703
Deferred income taxes	(858)	2,578
Stock-based compensation expense	267	—
Tax benefit on employee stock options and stock compensation	193	243
Loss on sale of assets	72	438
Changes in operating assets and liabilities:
Accounts receivable	28,707	293
Inventories	(14,804)	83
Prepaids and other assets	81	(749)
Payables and other liabilities	(17,990)	(44,628)
Income taxes receivable, and estimated payments	(2,127)	(4,699)

Net cash provided by operating activities	32,486	24

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,745)	(19,126)
Proceeds from sale of assets	518	213
Purchase of investment securities	(252)	(252)

Net cash used in investing activities	(15,479)	(19,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,008	923
Repayments of short-term borrowings	(666)	(642)
Payment of capital lease	(232)	(80)
Increase (decrease) in overdraft balances	(110)	18,212
Proceeds from long-term borrowings	15,427	162,800
Repayments of long-term borrowings	(32,258)	(159,975)
Redemption of preferred stock	—	(4,524)
Proceeds from exercise of stock options	299	173
Payment of deferred financing costs	—	(713)

Net cash (used in) provided by financing activities	(16,532)	16,174

Net increase (decrease) in cash and cash equivalents	475	(2,967)
Cash and cash equivalents at beginning of period	661	3,470

Cash and cash equivalents at end of period	$1,136	$503

Supplemental Cash Flow Information:

Cash paid for interest	$4,649	$4,773
Cash paid for income taxes	$8,524	$5,436

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

Revenues and operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard was effective for inventory costs incurred starting November 1, 2005. The Company is in compliance with the provisions of SFAS No. 151.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” although it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN No. 48 , “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of FIN No. 48 will have on its consolidated financial position, results of operations and cash flow.

Note 3—Inventories

Inventories consist of the following:

	July 31, 2006	October 31, 2005
Raw materials	$18,743	$13,969
Work-in-process	5,658	5,830
Finished goods	11,159	7,662

Total material	35,560	27,461
Tooling	8,902	2,197

Total inventory	$44,462	$29,658

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,169 and $2,665 at July 31, 2006 and October 31, 2005, respectively.

Note 4—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2006	October 31, 2005
Land and improvements	$8,490	$8,385
Buildings and improvements	103,079	102,665
Machinery and equipment	316,625	313,201
Furniture and fixtures	22,040	23,135
Construction in progress	18,855	8,582

Total, at cost	469,089	455,968
Less: Accumulated depreciation	238,131	216,698

Property, plant and equipment, net	$230,958	$239,270

Note 5—Financing Arrangements

Debt consists of the following:

	July 31, 2006	October 31, 2005
Amended and Restated Credit Agreement —interest at 6.97% and 5.87% at July 31, 2006 and October 31, 2005, respectively	$81,550	$100,600
Insurance broker financing agreement	807	465
State of Ohio promissory note	1,691	1,924
Two-year notes	2,452	—
Capital lease debt	519	288

Total debt	87,019	103,277
Less: Current debt	13,030	10,893

Total long-term debt	$73,989	$92,384

The weighted average interest rate of all debt, excluding the capital lease debt, was 6.79% and 6.28% for the three and nine months ended July 31, 2006, respectively. The weighted average interest rate of all debt, excluding the capital lease debt, was 4.87% and 4.88% for the three and nine months ended July 31, 2005, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at July 31, 2006 was $35,000. Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum.

LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 because the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At July 31, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and required monthly payments of $94 through April 2006. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. As of July 31, 2006 and October 31, 2005, $807 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The notes bear interest at 6.56% and 6.91%, respectively, and require monthly payments of $55 and $81, respectively, through December 2007 and March 2008. In addition, the Company entered into a two-year capital lease agreement in the amount of $463 for computer software.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $76,270 at July 31, 2006. Overdraft balances were $19,995 and $20,106 at July 31, 2006 and October 31, 2005, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

Note 6—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of July 31, 2006, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent the three-month LIBOR rate is above the collar cap, the Company is entitled to receive the difference. The collar agreement, which will terminate on January 12, 2007, declines by $1,250 as quarterly principal payments are made during the term of the loan. At July 31, 2006, the notional amount of debt related to the collar agreement was $17,500 and the fair value of the collar was a $21 asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three and nine months ended July 31, 2006.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2006 and 2005 are as follows:

	Pension Benefits Three months ended July 31,		Other Post-retirement Benefits Three months ended July 31,
	2006	2005	2006	2005
Service cost	$858	$880	$3	$10
Interest cost	906	873	15	40
Expected return on plan assets	(917)	(789)	—	—
Recognized net actuarial loss	545	433	37	31
Amortization of prior service cost	81	83	(42)	(17)
Amortization of transition obligation	22	22	—	—

Net periodic benefit cost	$1,495	$1,502	$13	$64

	Pension Benefits Nine months ended July 31,		Other Post-retirement Benefits Nine months ended July 31,
	2006	2005	2006	2005
Service cost	$2,729	$2,641	$9	$30
Interest cost	2,720	2,618	45	120
Expected return on plan assets	(2,752)	(2,367)	—	—
Recognized net actuarial loss	1,636	1,298	112	93
Amortization of prior service cost	242	248	(126)	(51)
Amortization of transition obligation	65	66	—	—

Net periodic benefit cost	$4,640	$4,504	$40	$192

The total amount of Company contributions to the defined benefit pension plans paid for the nine months ended July 31, 2006 was $5,022. The Company expects estimated contributions to be $726 for the remainder of fiscal 2006.

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

In accordance with the provision SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company elected to continue to apply the intrinsic value approach under APB No. 25 “Accounting for Stock Issued to Employees” in accounting for its stock-based compensation plans prior to November 1, 2005. Accordingly, the Company did not recognize compensation expense for stock options when the exercise price at the grant date was equal to or greater than the fair market value of the stock at that date.

The following table illustrates the effect on net income and net income per share for the three and nine months ended July 31, 2005 as if the fair value based method had been applied to all outstanding and vested awards:

(Shares in thousands)	Three Months Ended July 31,	Nine Months Ended July 31,
	2005	2005
Net income, as reported	$5,479	$18,700
Add: Effect of preferred share redemption	—	197
Add: Stock-based compensation expense, net of tax, as reported	—	65
Less: Stock-based compensation expense, net of tax, pro forma	(91)	(208)

Pro forma net income	$5,388	$18,754

Basic net income per share – as reported	$.34	$1.19

Basic net income per share – pro forma	$.34	$1.18

Diluted net income per share – as reported	$.33	$1.15

Diluted net income per share – pro forma	$.33	$1.14

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

Fiscal 2005
Risk-free interest	4.45%
Expected life (in years)	6.0
Expected volatility factor	72.23%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the nine months ended July 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at October 31, 2005	665,291	$3.34
Options:
Granted	—
Exercised	(304,562)	$2.29		$5,158
Canceled	(1,334)	$8.96		$15

Options outstanding at July 31, 2006	359,395	$4.21	6.69	$4,676
Exercisable at July 31, 2006	266,230	$2.28	6.07	$3,976

For the three and nine months ended July 31, 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $89 and $267, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted, for the three months ended July 31, 2006. The impact on earnings per share for the nine months ended July 31, 2006 was a reduction of $.02 per share, basic and diluted. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $422 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net income	$1,209	$5,479	$13,137	$18,700
Add: Effect of preferred share redemption	—	—	—	197

Net income available to common stockholders	$1,209	$5,479	$13,137	$18,897

Basic weighted average shares	16,129	15,929	16,015	15,906

Effect of dilutive securities:

Stock options	346	483	439	500

Diluted weighted average shares	16,475	16,412	16,454	16,406

Basic income per share	$.07	$.34	$.82	$1.19

Diluted income per share	$.07	$.33	$.80	$1.15

Comprehensive Income

Comprehensive income amounted to $1,129 and $4,607, net of tax, for the three months ended July 31, 2006 and 2005, respectively, and $13,106 and $17,839, net of tax, for the nine months ended July 31, 2006 and 2005, respectively. In each period, the difference between net income and comprehensive income is equal to the unrealized holding gain or loss on securities available for sale and a change in the fair value of the interest rate collar.

Note 9 – Income Taxes

During the second quarter of fiscal 2006, the Company recognized a benefit in the tax provision of $1,488 related to state tax credits. In previous fiscal years, the Company had provided a reserve related to the Ohio Manufacturer’s Grant (formerly known as the Ohio Machinery and Equipment Credit) due to the uncertainty regarding the realization of such tax credits. In September 2005, the United States Court of Appeals for the Sixth Circuit ruled that this credit was unconstitutional. This ruling was appealed to the U.S. Supreme Court. On May 15, 2006, the U.S. Supreme Court dismissed the Sixth Circuit Court’s ruling. As a result of the U.S. Supreme Court’s action, the Ohio Machinery and Equipment credit remains constitutional and the Company, therefore, eliminated the reserves related to this issue.

The Company recorded a benefit in the tax provision of $2,003 during the second quarter of fiscal 2005, representing the reversal of the valuation allowance and other related reserves associated with credits and tax contingencies relating to net operating loss carryforwards. In previous fiscal years, the Company had provided a valuation allowance for tax credits and reserves for certain other tax contingencies recorded against net operating loss carryforwards because the Company was experiencing losses and realization of these credits and other items was uncertain. In the second quarter of fiscal 2005, these matters were resolved, eliminating the requirement for the valuation allowance and these reserves.

During the third quarter of fiscal 2005, the Company recognized the tax benefit of additional ordinary losses related to the Company’s former investment in its joint venture, Valley City Steel LLC (“VCS LLC”). In previous fiscal years, a tax valuation allowance was recorded related to capital loss carryforwards that resulted from the Company’s loss of its investment in VCS LLC after the majority owner of VCS LLC unilaterally filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on behalf of VCS LLC. The loss was characterized as a capital loss, and because of the Company’s financial performance at the time and the remote possibility of sufficient capital gain income to ensure utilization of the capital loss carryforward, the Company recorded a valuation allowance of $2,503.

Since filing for bankruptcy, VCS LLC continued to operate under debtor in possession financing until the sale of substantially all of the assets of VCS LLC to another party. During this period of operation, VCS LLC continued to generate operating losses. In the third quarter of fiscal 2005, upon receiving notice of the filing of VCS LLC’s tax returns for the tax years ending 2002 through 2004, the Company was allocated additional ordinary losses that reduced its tax basis in the limited liability company to zero. Accordingly, the Company did not realize a capital loss from this investment and, therefore, the tax benefit previously recorded with respect to the anticipated capital loss as well as the related tax valuation allowance were reversed in the third quarter of fiscal 2005. However, as a result of the additional ordinary losses allocated to the Company that can be fully utilized to reduce taxes currently due in fiscal 2005, a tax benefit in the amount of $2,503 was recorded in the third quarter of fiscal 2005.

A valuation allowance of approximately $1,297 remains at July 31, 2006 for deferred tax assets whose realization remains uncertain. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized and that the tax valuation allowance is appropriate. In the event the Company were to determine that it would be able to realize some or all of its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

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

The provision for income taxes for the three and nine months ended July 31, 2006 and July 31, 2005 consists of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Provision for income taxes at the Company’s effective tax rate, excluding items discussed above	$893	$1,215	$7,292	$8,387
Reduction of net deferred tax liabilities	—	(1,102)	—	(1,102)
Tax benefit of additional ordinary losses	—	(2,503)	—	(2,503)
Resolution of tax contingencies and reduction of valuation allowance	—	—	—	(2,003)
Resolution of state tax credit issues	—	—	(1,488)	—

Total (benefit) provision for income taxes	$893	$(2,390)	$5,804	$2,779

Note 10 – Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company and MTD Products to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. If the Ohio Supreme Court upholds the decision of the Board of Tax Appeals, the Company will have to pay additional personal property tax for the 2001 through 2006 tax years in the approximate amount of $2,300, including interest and will have increased personal property tax expense through the 2008 tax year in connection with these assets. As of July 31, 2006, the Company has not provided an accrual for this matter. Although the Company does not expect that such a result would have a material adverse effect on the Company’s consolidated financial position or cash flow, it could have a material adverse effect on the Company’s results of operations for a particular period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first nine months of fiscal 2006 declined by 0.7% and total North American car and light truck production for the first nine months of fiscal 2006 increased by 2.0%, in each case compared with production for the first nine months of fiscal 2005. During the third quarter of fiscal 2006, there was an increase in car and light truck production of 3.0% by traditional domestic manufacturers and an increase of 3.4% in total North American production, in each case compared to the third quarter of fiscal 2005.

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

The Company’s revenues increased for the three-month and nine-month periods ended July 31, 2006 compared to the same periods in fiscal 2005 primarily because of the start up of new production programs and business outsourced to the Company from other Tier I manufacturers. However, the start up of new production programs significantly increases the Company’s manufacturing expenses because of the required investments in personnel and technology to prepare and support these programs. In addition, the revenue associated with the business outsourced by these other Tier I manufacturers was for the sale of products that carry a lower gross margin than most of the Company’s other products. Accordingly, the Company’s operating results for the three-month and nine month periods ended July 31, 2006 were adversely affected by these increased manufacturing expenses and the shift in product mix that resulted from outsourced business from other Tier I manufacturers, as well as by increased selling, general and administrative expenses, which included audit and other professional fees associated with the initial requirement for the Company to comply with the certification requirements under Section 404 of the Sarbanes-Oxley Act. The Company anticipates that lower value-added revenue from other Tier I manufacturers and high manufacturing and general administrative costs due to new program launches and compliance with Section 404, as well as the production cutbacks recently announced by some of the Company’s customers, will continue to adversely affect the Company’s results of operations for the fourth quarter and fiscal year ending October 31, 2006.

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At July 31, 2006, the Company’s facilities were operating at approximately 48.4% capacity. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company and MTD Products to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. If the Ohio Supreme Court upholds the decision of the Board of Tax Appeals, the Company will have to pay additional personal property tax for the 2001 through 2006 tax years in the approximate amount of $2,300, including interest and will have increased personal property tax expense through the 2008 tax year in connection with these assets. As of July 31, 2006, the Company has not provided an accrual for this matter. Although the Company does not expect that such a result would have a material adverse effect on the Company’s consolidated financial position or cash flow, it could have a material adverse effect on the Company’s results of operations for a particular period.

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

Results of Operations

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

REVENUES. Sales for the third quarter of fiscal 2006 were $144,584, an increase of $5,185 from last year’s third quarter sales of $139,399. Sales in the third quarter of fiscal 2006 increased from the third quarter of fiscal 2005 in line with an increase in car and light truck production volumes of 3.0% and 3.4%, respectively, by traditional domestic manufacturers and by North American manufacturers in general. During the third quarter of fiscal 2006, sales improved as a result of new business outsourced to the Company from other Tier I automotive parts suppliers.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2006 was $12,227 compared to gross profit of $13,187 in the third quarter of fiscal 2005, a decrease of $960. Gross profit as a percentage of sales was 8.5% in the third quarter of fiscal 2006 compared to 9.5% for the same period a year ago. Gross profit in the third quarter of fiscal 2006 declined as a result of an increase in manufacturing expenses during the third quarter of fiscal 2006 compared to the third quarter of the previous year of approximately $1,720. This increase was due primarily to the increased cost of personnel and personnel related expenses of approximately $1,100 including the effect of new program launches, repair and maintenance expenses of approximately $700 and utilities in the amount of approximately $200, which were partially offset by lower depreciation expense of approximately $280. The increase in manufacturing expenses was partially offset by a net material cost reduction of $760.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $8,933 in the third quarter of fiscal 2006 increased by $460 from $8,473 in the same period of the prior year. As a percentage of sales, these expenses were 6.2% in the third quarter of fiscal 2006 compared to 6.1% of sales in the third quarter of fiscal 2005. The increase in selling, general and administrative fees was caused by increased professional service fees including the Company’s initial requirement for the Company to comply with the certification requirements under Section 404 of the Sarbanes-Oxley Act.

OTHER. Interest expense for the third quarter of fiscal 2006 was $1,540, compared to interest expense of $1,537 during the third quarter of fiscal 2005. Interest expense declined from the prior year third quarter as a result of a lower level of borrowed funds, which was partially offset by an increase in the interest rate. Borrowed funds averaged $92,970 during the third quarter of fiscal 2006 and the weighted average interest rate was 6.79%. In the third quarter of fiscal 2005, borrowed funds averaged $122,291 while the weighted average interest rate was 4.87%.

Other income, net was $331 for the third quarter of fiscal 2006. In the third quarter of fiscal 2005, other expense, net was $124. In the third quarter of fiscal 2006, the income resulted from the sale of securities obtained through the process of recovery of bad debts. The expense of fiscal 2005 was due to losses on the disposal of fixed assets.

The provision for income taxes in the third quarter of fiscal 2006 was $893 on income before taxes of $2,102 for an effective tax rate of 42.5%. The effective tax rate in the third quarter of fiscal 2006 reflects the gradual elimination of the tax on income in the state of Ohio and the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004. Offsetting these favorable items was the losses of the Company’s Mexican subsidiary for which tax benefits cannot be provided.

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

In the third quarter of fiscal 2005, the Company had income before taxes of $3,089, and tax benefits of $3,605 resulting in a benefit for income taxes in the amount of $2,390. Without the income tax benefits of $3,605 recorded in the third quarter of fiscal 2005, the Company would have had a provision for income taxes of $1,215 on income before taxes of $3,089, which would have resulted in an effective tax rate of 39% for the third quarter of fiscal 2005. The provision for income taxes in the third quarter of fiscal 2006 of 42.5% has increased between years as a result of losses at the Company’s Mexican subsidiary. The Company is presenting taxes and tax rates without tax benefits to facilitate comparisons between the periods.

NET INCOME. Net income for the third quarter of fiscal 2006 was $1,209, or $0.07 per share, diluted. Net income for the third quarter of fiscal 2005 was $5,479, or $0.33 per share, diluted.

Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005

REVENUES. Sales for the first nine months of fiscal 2006 were $462,483, an increase of $4,758, or 1.0%, over last year’s first nine month sales of $457,725. The Company’s sales in the first nine months of fiscal 2006 remained steady on sales outsourced from other Tier I automotive parts suppliers during the first nine months of fiscal 2006. For the first nine months of fiscal 2006, North American automotive and light truck production increased by 2.0% compared to the first nine months of fiscal 2005, while production of traditional domestic manufacturers declined 0.7% compared to the first nine months of fiscal 2005.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2006 was $48,070 compared to gross profit of $54,482 in the first nine months of fiscal 2005, a decrease of $6,412, or 11.8%. Gross profit as a percentage of sales was 10.4% in the first nine months of fiscal 2006 compared to 11.9% in the same period a year ago. Gross profit was negatively impacted by an increase in the material content of products sold during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 in the approximate amount of $7,500. Gross profit was also negatively impacted by an increase in manufacturing expenses of approximately $570. Manufacturing expenses increased due to a higher level of repairs and maintenance of approximately $700 and increased utility costs of $900 offset by lower personnel and personnel related expenses of $800 due to lower levels of manning in plant operations, and lower personal property and real estate taxes of approximately $230. This reduction of gross profit was offset by increased product sales. The increased volume of product sold in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 increased gross profit by approximately $1,660.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $25,011 in the first nine months of fiscal 2006 declined by $1,223 from $26,234 in the same period of the prior year. As a percentage of sales, these expenses were 5.4% in the first nine months of fiscal 2006 compared to 5.7% of sales in the first nine months of fiscal 2005. Selling, general and administrative expenses declined in the first nine months of fiscal 2006 compared to the first nine months of the previous year primarily due to a lower provision for doubtful accounts and reduced personnel related expenses. The provision for doubtful accounts declined by approximately $530 based on recoveries of previously reserved receivables and the absence of bankrupt accounts reserved in the first nine months of the previous fiscal year. Personnel related expenses declined by approximately $410 as a result of controls of expenditures in this area.

OTHER. For the first nine months of fiscal 2006, interest expense was $4,535, a decrease of $1,790 from interest expense of $6,325 in the first nine months of fiscal 2005. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in the accelerated amortization of deferred financing costs of $1,322 included in interest expense in the first nine months of fiscal 2005. The remaining decrease in interest expense of $468 during the first nine months of fiscal 2006 compared to the previous year resulted from the lower level of borrowed funds offset by an increase in the interest rate. For the first nine months of fiscal 2006, borrowed funds averaged $96,272 while the weighted average interest rate was 6.28%. Borrowed funds averaged $124,545 during the first nine months of fiscal 2005 and the weighted average interest rate was 4.88%.

Other income, net was $379 in the first nine months of fiscal 2006. In the first nine months of fiscal 2005, other expense, net was $561. The nine month period of fiscal 2006 included the sale of securities obtained through the process of recovery of bad debts. In fiscal 2005, the expense was a result of losses incurred in connection with the disposal of fixed assets.

The provision for income taxes in the nine-month period of fiscal 2005 was $2,779. The provision includes the income tax benefits for a reduction in the deferred tax valuation allowance, the resolution of certain tax contingencies, the recognition of the benefit of additional ordinary losses allocated to the Company and the impact of a change in the State of Ohio tax on income on the Company’s deferred tax assets and liabilities. In previous fiscal years, the Company had provided a valuation allowance for tax credits and capital loss carryforwards and reserves for certain other tax contingencies recorded against net operating loss carryforwards because the Company was experiencing losses and realization of the credits and other items was uncertain. In the second and third quarters of fiscal 2005, these matters were resolved, eliminating the requirement for a portion of the valuation allowance and these reserves. The Company, therefore, recorded a benefit in the tax provision of $4,506, representing the reduction of the valuation allowance and other related reserves associated with these tax credits and tax contingencies and the elimination of the benefit of the capital loss carryforwards and the related valuation allowance together with the recognition of the tax benefit of additional ordinary losses allocated to the Company that are currently realizable. The provision for income taxes also includes the benefit of $1,102 for the effect of the change in the State of Ohio corporate income tax on the Company’s deferred tax assets and liabilities.

For the nine-month period of fiscal 2006, the Company had income before taxes of $18,941, and tax benefits of $1,488 resulting in a provision for income taxes of $5,804 and an effective rate of 30.6%. Without the income tax benefit of $1,488 recorded in the nine-month period of fiscal 2006, the Company would have had a provision for taxes on income of $7,292 on income before taxes of $18,941, which would have resulted in an effective tax rate of 38.5% for the nine months of fiscal 2006, which is comparable to the effective tax rate for the nine months of fiscal 2005 before tax benefits. For the nine-month period of fiscal 2005, the Company had income before taxes of $21,479, and tax benefits of $5,608 resulting in a provision for income taxes in the amount of $2,779, for an effective tax rate of 13%. Without the income tax benefits of $5,608 recorded in the nine-moth period of fiscal 2005, the Company would have had a provision for income taxes of $8,387 on income before taxes of $21,479, for an effective tax rate of 39%. The Company is presenting taxes and tax rates without tax benefits to facilitate comparisons between the periods.

NET INCOME. Net income for the nine-month period of fiscal 2006 was $13,137, or $.80 per share, diluted. In fiscal 2005, net income for the nine-month period was $18,700, or $1.15 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at July 31, 2006 was $35,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 since the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At July 31, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at 4.99% and required monthly payments of $94 through April 2006. In July 2006, the Company entered into a new finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. As of July 31, 2006 and October 31, 2005, $807 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated financial statements.

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

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The notes bears interest at 6.56% and 6.91%, respectively, and require monthly payments of $55 and $81, respectively, through December 2007 and March 2008. In addition, the Company entered into a two-year capital lease agreement in the amount of $463 for computer software.

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Amended Credit Agreement	Other Debt	Total
2007	$10,000	$3,030	$13,030
2008	10,000	1,394	11,394
2009	10,000	337	10,337
2010	51,550	348	51,898
2011	—	360	360

Total	$81,550	$5,469	$87,019

At July 31, 2006, total debt was $87,019 and total equity was $164,199, resulting in a capitalization rate of 35% debt, 65% equity. Current assets were $138,981 and current liabilities were $105,917, resulting in working capital of $33,064.

Current liabilities include the Company’s obligation under the employment agreement with the Company’s President and Chief Executive Officer. As part of the agreement, the Company established a supplemental executive retirement plan whereby the executive is entitled to a benefit of $1,868 at the end of the five-year employment agreement in January 2007. At July 31, 2006, this amount is classified in other accrued expenses in the accompanying condensed consolidated balance sheet. The Company also established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for the benefits under the supplemental executive retirement plan. At July 31, 2006, the assets in the rabbi trust of $1,588 are classified in other current assets in the accompanying condensed consolidated balance sheet.

Cash was generated by income and non-cash items amounting to $38,619 in the first nine months of fiscal 2006 compared to $49,724 in the first nine months of fiscal 2005. The decrease of $11,105 reflects lower net income level, less amortization of deferred financing fees, including the accelerated amortization of deferred financing fees as a result of the Amended Credit Agreement, and less of a change in deferred tax accounts.

Working capital changes since October 31, 2005 used funds of $6,133. Since October 31, 2005, accounts receivable have decreased by $28,707. The decrease in accounts receivable reflect collection on sales that accrued during the stronger uninterrupted production schedules of the months preceding the reduced July period when customers close for vacation and maintenance work. Inventory at July 31, 2006 increased by $14,804 since the end of fiscal 2005 and reflects funds incurred for customer tooling programs that are currently in process and related to future new product launches. Considering the decrease in overdraft balances of $110, accounts payable, net have decreased $18,100, in line with the reduced level of production in the third quarter of fiscal 2006.

Capital expenditures in the first nine months of fiscal 2006 were $15,745, including the formerly leased fixed assets purchased for $3,027 during the first nine months of fiscal 2006.

Financing activity in the first nine months of fiscal 2006 reflects the use of funds generated from operations in excess of capital expenditures to reduce long-term debt.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Amended Credit Agreement were $76,270 at July 31, 2006. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through July 31, 2007 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $3,030 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

FORWARD-LOOKING STATEMENTS

Certain statements made by the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The

Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

The Company’s major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of July 31, 2006, the Company had $81,550 outstanding under the Amended Credit Agreement. Based on July 31, 2006 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $111 and $236 for the three and nine months ended July 31, 2006, respectively.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent that the three-month LIBOR rate is above the collar cap, the Company is entitled to the difference. The collar agreement, which will terminate on January 12, 2007, declines quarterly by $1,250 as principal payments are made during the term of the loan. At July 31, 2006, the notional amount of debt related to the collar agreement was $17,500 and the fair value of the collar was a $21 asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three and nine months ended July 31, 2006.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. As of July 31, 2006, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 25, 2006

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.