Form 10-K
period 2006-10-31
SHILOH INDUSTRIES INC
filed 2006-12-22
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $20.01 per share as reported by the Nasdaq National Market, was approximately $99,830,210. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 15, 2006 was 16,322,550.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

INDEX TO ANNUAL REPORT

ON FORM 10-K

SHILOH INDUSTRIES, INC.

PART I

Item 1. Business

General

Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company’s principal executive offices are located at Suite 202, 103 Foulk Road, Wilmington, Delaware 19803 and its telephone number is (302) 656-1950. The Company’s website is located at http://www.shiloh.com. On its website, you can obtain a copy of the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnish it to, the Securities and Exchange Commission. A copy of these filings is available to all interested parties upon written request to Stephen E. Graham, at the Company’s corporate offices.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, N.W., Washington D.C. 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

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

History

The Company’s origins date back to 1950 when its predecessor, Shiloh Tool & Die Mfg. Company, began to design and manufacture precision tools and dies. As an outgrowth of its precision tool and die expertise,

Shiloh Tool & Die Mfg. Company expanded into blanking and stamping operations in the early 1960s. In April 1993, Shiloh Industries, Inc. was organized as a Delaware corporation to serve as a holding company for its operating subsidiaries and, in July 1993, completed an initial public offering of its common stock, par value $0.01 per share (“Common Stock”).

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Holdings Inc (the parent of MTD Products Inc) is a significant stockholder of the Company.

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2006	2005	2004
	(dollars in thousands)
Complex stampings and modular assemblies	$222,947	$219,011	$238,373
Engineered welded blanks	229,450	247,642	238,967
Blanking	111,134	119,574	104,632
Tools, dies, steel processing, scrap, and other	56,844	48,352	56,529

Total	$620,375	$634,579	$638,501

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

The Company’s largest customer is General Motors Corporation (“General Motors”). The Company has been working with General Motors for more than 20 years and operates a vendor-managed program to supply blanks, which program includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and, over the past five years, supplying engineered welded blanks. As a result of the acquisition of MTD Automotive in November 1999, Ford Motor Company (“Ford”) became another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies. The Company also does business with DaimlerChrysler AG (“DaimlerChrysler”), and sales to DaimlerChrysler grew to exceed 10% of consolidated revenues in fiscal 2004. The Company supplies DaimlerChrysler with engineered welded blanks, blanks, and deep draw stampings.

In fiscal 2006, General Motors accounted for approximately 39.7% of the Company’s revenues.

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

Raw Materials

The basic materials required for the Company’s operations are hot-rolled, cold-rolled and coated steel. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers’ steel buying programs. Under these programs, the Company purchases steel at the steel price that its customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the steel processing products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

Competition

Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and DaimlerChrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assemblies business are AZ Automotive Corp., Cosma, a division of Magna International, Inc., Oxford Automotive, Inc. and Tower Automotive. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities. Competitors for engineered welded blanks include Noble International, Ltd., TWB Co., LLC, Olympic Steel, Inc., Powerlaser Ltd., Procoil Corp. and Laser Welding International, Inc. The significant areas of competition with these companies are product quality, price, delivery, location and engineering capabilities.

Employees

As of November 30, 2006, the Company had approximately 1,990 employees. An aggregate of approximately 460 employees at four of the Company’s subsidiaries are covered by four collective bargaining agreements that are due to expire in August 2008, May 2009, June 2009 and May 2010.

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

Segment and Geographic Information

The Company conducts its business and reports its information as one operating segment—Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker because he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry.

Revenues from the Company’s foreign subsidiary in Mexico were $19.3 million, $37.9 million and $47.4 million for fiscal years 2006, 2005 and 2004, respectively. These revenues represent 3% of total revenue for fiscal year 2006, 6% of total revenue for fiscal year 2005 and 7% of total revenue for fiscal year 2004. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $18.7 million, $19.1 million and $20.4 million at October 31, 2006, 2005 and 2004, respectively. The consolidated long-lived assets of the Company totaled $223.8 million, $244.6 million and $259.2 million at October 31, 2006, 2005 and 2004, respectively.

Item 1A.	Risk Factors

Investors should carefully consider the risks described below. In addition, the risks described below are not the only ones facing the Company. Only the risks that the Company considers to be the most material have been described. However, there may be additional risks that are viewed by the Company as not material at the present time or that are not presently known. Conditions could change in the future, or new information may come to the Company’s attention that could impact the assessment of these risks.

If any of the events described below were to occur, the Company’s business, prospects, financial condition and/or results of operations could be materially adversely affected. Items below are described as items that could potentially have a material adverse effect on the Company meaning that it could or will have one or more of these effects. In any such case, the price of the Company’s common stock could decline, and an investor could lose all or part of their investment in the Company.

Because a significant portion of the Company’s sales is to the automotive industry, a decrease in the demand in this industry or the loss of any major customers in this industry could adversely affect the Company’s financial health.

Demand for the Company’s products is affected by, among other things, the relative strength or weakness of the automotive industry. The automotive industry is highly cyclical and may be adversely affected by international competition. In addition, the automotive industry is significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. In fiscal 2006, General Motors accounted for approximately 39.7% of the Company’s revenues and overall automotive industry sales were 79.3%. The loss of a portion of business to any major customers could have a material adverse effect on the Company’s financial condition, cash flow and results of operations. The Company cannot offer assurance that it will maintain or improve relationships in the industry or that it will continue to supply customers at current levels.

The automotive market that the Company serves is highly competitive, which could limit the volume of products that the Company sells and reduce operating margins.

The Company’s products are sold in the highly competitive automotive market. The Company believes that the principal points of competition in this market are product quality and price, design and engineering capabilities, product development, conformity to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving competitive position will require continued investment by the Company in manufacturing, engineering, quality standards, marketing, customer service and support of our distribution networks. The Company may have insufficient resources in the future to continue to make such investments and, even if such investments are made, the Company may not be able to maintain or improve its competitive position. The Company also faces the risk of lower-cost foreign manufacturers competing in the markets for its products and the Company may be driven as a consequence of this competition to increase foreign investment. Making foreign investments can be highly complicated and the Company may not always realize the advantages that are anticipated from any such investments. Competitive pressure may limit the volume of products that the Company sells and reduce operating margins.

The Company may encounter difficulty in expanding the business through targeted acquisitions.

The Company may pursue targeted acquisition opportunities that it believes would complement its business. Assurances cannot be offered that the Company will be successful in consummating any acquisitions. Any targeted acquisitions will be accompanied by the risks commonly encountered in acquisitions of businesses. The Company may not successfully overcome these risks or any other problems encountered in connection with any acquisitions, including the possible inability to integrate an acquired business’ operations, information technologies, services and products into the Company’s business, diversion of management’s attention, the assumption of unknown liabilities, increases in indebtedness, the failure to achieve the strategic objectives of those acquisitions and other unanticipated problems, some or all of which could materially and adversely affect the Company. The process of integrating operations could cause an interruption of, or loss of momentum in, business activities. Any delays or difficulties encountered in connection with any acquisition and the integration of operations could have a material adverse effect on results of operations, financial condition or prospects of the Company’s business.

Operating problems in the Company’s business may materially adversely affect the Companys’ financial condition and results of operations.

The occurrence of material operating problems at the Company’s facilities may have a material adverse effect on operations as a whole, both during and after the period of operational difficulties. The Company is subject to the usual hazards associated with manufacturing and the related storage and transportation of raw materials, products and waste, including explosions, fires, leaks, discharges, inclement weather, natural disasters, mechanical failure, unscheduled downtime and transportation interruption or calamities.

The Company depends on the services of key individuals and relationships, the loss of which would cause material harm.

The Company’s success will depend, in part, on the efforts of senior management, including the Chief Executive Officer. The Company’s future success will also depend on, among other factors, the ability to attract and retain other qualified personnel. The loss of the services of any key employees or the failure to attract or retain employees could have a material adverse effect.

Restrictions in the Company’s credit facility limit the ability to take certain actions and breaches thereof could impair liquidity.

The Company’s credit facility requires compliance with financial covenants relating to, among other things, interest coverage, fixed charges (which includes capital expenditures and capital distributions) and leverage. The Company may not be able to satisfy these covenants in the future or be able to pursue strategies within the constraints of these covenants. Substantially all of the Company’s assets and the assets of domestic subsidiaries are pledged as collateral pursuant to the terms of the credit facility. A breach of a covenant contained in the debt instruments could result in an event of default under one or more debt instruments, accounts receivable facility and lease financing arrangements. Such breaches would permit the lenders under the credit facility to declare all amounts borrowed thereunder to be due and payable, and the commitments of such lenders to make further extensions of credit could be terminated. Each of these circumstances could materially and adversely impair the Company’s liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Executive Officers of the Registrant

The following information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 67 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. From January 2001 to January 2002, he served as President of Strategic Partners International, LLC, a management consulting firm. Mr. Zampetis is 61 years old.

Stephen E. Graham, Chief Financial Officer.    Mr. Graham was named Chief Financial Officer in October 2001. Mr. Graham is 49 years old.

James F. Keys, Senior Vice President of Advanced Technology/Sales and Marketing.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. From January 2001 to May 2002, Mr. Keys served as Senior Partner of Strategic Partners International, LLC, a management consulting firm. Mr. Keys is 53 years old.

James R. Walker, Vice President, Sales and Business Development.    Mr. Walker was named Vice President of Sales and Business Development in October 2006. From 1995 to 2006, Mr. Walker worked with Takata Holdings, Inc., a leading manufacturer of automotive safety restraint systems including seatbelts, airbags, steering wheels and electronics. At Takata, he served as Director of Sales and Marketing, Vice President and General Manager Steering Wheel Division and Director of International Business Development. Mr. Walker is 46 years old.

Anthony M. Parente, Vice President, Manufacturing Operations.    Mr. Parente was named Vice President of Manufacturing Operations in October 2006. He started his career at MTD Automotive Division as an electrical apprentice in 1979 and joined Shiloh Industries through Shiloh’s acquisition of the MTD Automotive Division in 1999. He progressed effectively through different technical assignments. He was appointed Plant Manager of the Ohio Welded Blanking Plant in 2001, and was promoted to the position of Group General Manager three years later. Mr. Parente is 45 years old.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SHLO.” On December 15, 2006, the closing price for the Company’s Common Stock was $16.53 per share.

The Company’s Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2006 and 2005.

	2006		2005
Quarter	High	Low	High	Low
1st	$15.25	$12.34	$16.18	$8.72
2nd	$20.27	$14.12	$17.86	$11.30
3rd	$20.95	$14.59	$13.90	$9.36
4th	$17.13	$13.06	$13.94	$11.15

As of the close of business on December 15, 2006, there were 105 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company did not repurchase any of the Company’s equity securities during fiscal 2006.

On December 20, 2006 the Board of Directors of the Company declared a special dividend in the amount of $2.50 per share payable on January 19, 2007 to the shareholders of record as of January 5, 2007. Prior to this special dividend, the Company had not declared or paid any cash dividends on its Common Stock since its incorporation in April 1993. After payment of the special dividend the Company intends to retain earnings and does not anticipate paying Common Stock dividends in the foreseeable future.

Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2006 are derived from the audited consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended October 31,
(Amounts in thousands, except per share)	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Revenues	$620,375	$634,579	$638,501	$584,298	$625,577

Operating income (loss)	$15,891	$42,673	$39,664	$21,345	$(6,897)

Income (loss) before cumulative effect of accounting change	$7,118	$26,752	$18,759	$5,576	$(26,756)
Cumulative effect of accounting change	—	—	—	(1,963)	—

Net income (loss)	$7,118	$26,752	$18,759	$3,613	$(26,756)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.44	$1.69	$1.18	$0.35	$(1.81)
Cumulative effect of accounting change	—	—	—	(0.13)	—

Net income (loss)	$0.44	$1.69	$1.18	$0.22	$(1.81)

Basic weighted average number of common shares	16,078	15,915	15,646	15,246	14,887
Diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.43	$1.64	$1.15	$0.35	$(1.81)
Cumulative effect of accounting change	—	—	—	(0.13)	—

Net income (loss)	$0.43	$1.64	$1.15	$0.22	$(1.81)

Diluted weighted average number of common shares	16,429	16,421	16,156	15,482	14,887
OTHER DATA:
Capital expenditures	$19,361	$22,394	$13,945	$22,123	$16,964
Depreciation, amortization and asset impairment charges	37,503	35,119	33,137	29,590	29,050
BALANCE SHEET DATA (as of period end):
Working capital (deficit)	$35,019	$26,392	$1,448	$(13,657)	$45,287
Total assets	383,035	394,793	399,181	389,205	448,355
Total long-term debt	72,179	92,384	100,329	137,838	209,955
Other long-term obligations	24,651	28,282	30,803	14,999	18,999
Stockholders’ equity	162,016	150,334	129,561	111,155	107,650

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Sustainable Business Model

The following narrative, which includes, among other things, a description of the results of operations of the Company for fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004, reports significant variations and improvements in the Company’s results since 2002 and prior, except for several unusual events in fiscal 2006 related to asset impairment, restructuring, and resolution of several contingencies. These results are the outcome of instituting a new sustainable business model for the Company built upon the concepts of process characterization and process optimization throughout the organization. Process characterization is based on self-analysis of the business processes of the Company by the process owners, who are the people in the organization responsible for the success or failure of that process. Process characterization represents the response to seeking a way to perform a business process in a more productive or efficient manner. Logically applying these steps requires establishing priorities in order that the most serious and rewarding issues are addressed sooner rather than later. Examples of the application of the concepts of process characterization and process optimization include identifying and overcoming causes of equipment downtime, reducing die changeover time, coil yield analysis, and obstacles to the accurate transmission of electronic data interchange.

The objective of instituting these concepts was to stabilize the Company and to achieve quality and productivity improvements in all processes of the Company’s business, including plant operations and administrative functions. Since inception of the new business model in mid-year of fiscal 2002, the Company has been exiting unprofitable and non-strategic businesses and products and has achieved manufacturing cost reductions, launched new products, improved gross margins and reduced administrative costs. These efforts have led to improved working capital management and reduced cash requirements as well as contributed to positive cash generation and debt reduction.

During fiscal 2003, once stabilized, the Company began the process of renewal, capitalizing on its key capabilities. This phase continued throughout 2004. Fiscal 2005 began with the renewal phase continuing and leading to an emphasis on profitable growth during 2005 and beyond. The application of the Company’s sustainable business model continued to be the focus of the Company’s management for fiscal 2006. As noted below under “Forward-Looking Statements,” the future success of the Company depends upon, among other factors, continuing to successfully institute this strategic initiative.

General

The Company is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for fiscal 2006 declined by 5.1% and total North American car and light truck production for fiscal 2006 declined 1.9% from the production of fiscal 2005.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At October 31, 2006, the Company’s facilities were operating at approximately 48.3% capacity. The

Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including capacity restraints, higher raw material costs and the fluctuations of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Deferred Tax Assets.    Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company established a valuation allowance to record its deferred tax assets at an amount that is more likely than not to be realized. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. The Company has committed to cease operation of the Cleveland Stamping facility. As a result, the Company recorded an impairment charge related to the long-lived assets of the Company’s Cleveland Stamping facility. See Note 2 to the Consolidated Financial Statements for a discussion of impairment charges recorded in fiscal 2006.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds with maturities of at least twenty years as of year-end. Based upon this analysis, the Company increased the discount rate used to measure its pension and post-retirement liabilities to 5.77% at October 31, 2006 from 5.50% at October 31, 2005. A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $134.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $140.

The Company’s investment policy for assets of the plans is to maintain an allocation generally of 40% to 60% in equity securities, 40% to 60% in debt securities, and 0% to 10% in real estate. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

For the twelve months ended October 31, 2006, the actual return on pension plans’ assets for all of the Company’s plans approximated 13.0% to 15.9%, which was a higher rate of return than the 7.25% to 7.50% expected rates of return on plan assets used to derive pension expense.

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

Results of Operations

Year Ended October 31, 2006 Compared to Year Ended October 31, 2005

Revenues.    Sales for fiscal 2006 were $620,375 compared to sales of $634,579 for fiscal 2005, a decrease of $14,204, or 2.2%. In the fourth quarter of fiscal 2006, the Company’s sales decreased by $18,962 from the fourth quarter of 2005, or 10.7%. The year over year sales decrease that occurred during the fourth quarter of fiscal 2006 reflected the decline in North American car and light truck production that occurred in the fourth quarter of fiscal 2006 and in fiscal 2006 as a whole. According to industry statistics, North American car and light truck production for fiscal 2006 was 1.9% below production levels of fiscal 2005. In the fourth quarter of fiscal 2006, the decrease of North American car and light truck production from the levels of fiscal 2005 was 10.5%. For the traditional domestic manufacturers, the production decreases were 15.4% and 5.1% for the fourth quarter and annual periods of fiscal 2006. The traditional domestic car and light truck manufacturers, through direct sales or through sales by the Company to Tier I suppliers, are the most significant of the Company’s customers.

Gross Profit.    Gross profit for fiscal 2006 was $58,257, a decrease of $21,590 from the gross profit of fiscal 2005 of $79,847. As a percentage of sales, gross profit in fiscal 2006 was 9.4% compared to 12.6% in fiscal 2005. Gross profit in fiscal 2006 was negatively affected by an increase in the material content of products sold during fiscal 2006 compared to fiscal 2005 by approximately $14,100. Gross profit was further reduced by the lower volume of product sold in fiscal 2006 compared to fiscal 2005 in the amount of $4,500. Gross profit was also adversely affected by increased manufacturing expenses in fiscal 2006 compared to fiscal 2005, which was the net result of several factors. In the fourth quarter of fiscal 2006, the Company recorded an accrual for personal property tax of $2,324. This amount represents an estimate of personal property tax due on the contested valuation of assets that the Company acquired in connection with the acquisition of the automotive division of MTD Products Inc. In July 2006, the Ohio Board of Tax Appeals ruled in favor of the Ohio Tax Commissioner and against the Company. While the Company is appealing this matter to the Ohio Supreme Court, the Company has carefully considered the probability of an adverse ruling and accrued this amount in manufacturing expenses. Manufacturing expenses were also negatively affected by increased utility expenses in fiscal 2006 compared to 2005 in the approximate amount of $900 and increased maintenance and repair expenses of approximately $550. In the fourth quarter of fiscal 2006, the Company negotiated a settlement of demurrage claims with rail service carriers that the carriers had asserted. The carriers’ claims were resolved for $335. Manufacturing expenses were favorably affected by reduced manning and related personnel costs of approximately $1,125.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $37,669 or 6.1% of fiscal 2006 sales. For fiscal 2005, these expenses were $35,588, or 5.6% of fiscal 2005 sales. Selling, general and administrative expenses include expenses related to two contingencies that negatively affected the Company, each event occurring in the fourth quarter of fiscal 2006.

In connection with the bankruptcy of a steel supplier the Company had asserted that its obligations to the supplier were properly offset by agreement by amounts that the supplier owed to the Company. The Company’s position was not sustained in court proceedings and as a result the Company and the supplier negotiated a settlement of $907 in September 2006 that was recorded in the fourth quarter in selling, general and administrative expenses.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of equipment for the Company’s operations. The supplier sued the Company for failure to fulfill the obligations under the commitment. During the fourth quarter, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. The Company is appealing this decision. However, considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 representing damages plus pre-judgment interest. This amount was charged to selling, general and administrative expenses.

These adverse charges to selling, general and administrative expenses were offset by lower personnel and personnel related expenses of approximately $800 and by a lower provision for doubtful accounts of approximately $600 reflecting collections of accounts for which an allowance was provided.

Asset Impairment and Restructuring Charge.    In October 2006, management presented to the Board of Directors an assessment of the current business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, is faced with declining business volumes. The two major customers of the Cleveland Stamping facility are balancing out programs for which the Company provides components during the first and second quarters of fiscal 2007. The Company has therefore committed to a plan to cease operation of the Cleveland facility. As a result, the Company has recorded an impairment charge of $3,072 to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. The Company has also recorded a restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. The restructuring charge was $1,625.

In fiscal 2005, the Company incurred asset impairment charges of $1,586 related to assets for which sales of customer product unexpectedly concluded during the year.

Other.    Interest expense for fiscal 2006 of $6,083 was $1,927 less than interest expense of $8,010 incurred in fiscal 2005. In January 2005, the Company entered into an Amended and Restated Credit Agreement, resulting in accelerated amortization of deferred financing costs of $1,332 included in interest expense in fiscal 2005. The remaining reduction in interest expense in fiscal 2006 compared to fiscal 2005 of $595 resulted from the lower level of borrowed funds in fiscal 2006, off set by an increase in the interest rate. In fiscal 2006, the average of borrowed funds was $93,807, with a weighted average interest rate of 6.36%. In fiscal 2005, borrowed funds averaged $120,388 and the weighted average interest rate was 5.00%.

Other income, net, was $434 in fiscal 2006 compared to $62 in fiscal 2005. In fiscal 2006, other income included the sale of securities obtained through the process of recovery of bad debts, accounting for the increase in other income between years.

The provision for income taxes for fiscal 2006 was $3,124 on income before taxes of $10,242 for an effective tax rate of 30.5%. The provision for income taxes for fiscal 2006 reflected the recognition of a benefit in the tax provision of $1,488 related to state tax credits during the second quarter of fiscal 2006. In previous fiscal years, the Company had provided a reserve related to the Ohio Manufacturer’s Grant (formerly known as the Ohio Machinery and Equipment Credit) due to the uncertainty regarding the realization of such tax credits. In September 2005, the United States Court of Appeals for the Sixth Circuit ruled that this credit was unconstitutional. This ruling was appealed to the U.S. Supreme Court. On May 15, 2006, the U.S. Supreme Court dismissed the Sixth Circuit Court’s ruling. As a result of the U.S. Supreme Court’s action, the Ohio Machinery and Equipment credit remains constitutional and the Company, therefore, eliminated the reserves related to this issue.

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

In fiscal 2006, the Company had income before taxes of $10,242, and tax benefits of $1,488 resulting in a provision for income taxes of $3,124 and an effective rate of 30.5%. Without the income tax benefit of $1,488 recorded in fiscal 2006, the Company would have had a provision for taxes on income of $4,612 on income before taxes of $10,242, which would have resulted in an effective tax rate of 45.0%. During fiscal 2005, the Company had income before taxes of $34,725, and tax benefits of $5,608 resulting in a provision for income taxes in the amount of $7,973 for an effective tax rate of 23.0%. Without the income tax benefits of $5,608 recorded in fiscal 2005, the Company would have had a provision for income taxes of $13,581 on income before taxes of $34,725, for an effective tax rate of 39.1%. The Company is presenting taxes and tax rates without tax benefits to facilitate comparisons between the periods. In fiscal 2006, the effective tax rate before tax benefits has increased as a result of recording a valuation allowance of $243 against the deferred tax assets of the Company’s Mexican subsidiary. The valuation allowance was established because of the loss incurred by this subsidiary in fiscal 2006.

In the fourth quarter of fiscal 2006, the Company adopted FASB Interpretation No. (“FIN”) 47, an interpretation of SFAS No. 143. The Company recorded a charge of $111 to record the conditional asset retirement obligation and related depreciation expense associated with several properties which the Company owns or leases. Because of the immaterial impact of the accounting change, the expense associated with the adoption of FIN 47 was included in cost of sales in the accompanying consolidated statement of operations.

Net Income.    Net income for fiscal 2006 was $7,118, or $0.44 per share, basic and $0.43 per share, diluted. In fiscal 2005, net income was $26,752, or $1.69 per share, basic and $1.64 per share, diluted.

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

Gross Profit.    Gross profit for fiscal 2005 was $79,847, an increase of $3,428 over the gross profit of fiscal 2004 of $76,419. As a percentage of sales, gross profit in fiscal 2005 was 12.6% compared to 12.0% in fiscal 2004. The improvement in gross profit was primarily a result of a decline in manufacturing expenses in the amount of approximately $8,900 in fiscal 2005 compared to fiscal 2004. The decline in manufacturing expenses in fiscal 2005 compared to fiscal 2004 was based on a reduction in personnel and lower personnel related expenses, in the amount of approximately $8,000; lower maintenance and repair costs, in the amount of approximately $1,500; and lower costs of manufacturing supplies, in the amount of approximately $1,400. This decline was partially offset by increased depreciation expense in fiscal 2005, in the amount of approximately $2,400. This improvement in gross profit was partially offset by the reduced volumes of sales experienced in fiscal 2005 compared to fiscal 2004, which decreased gross profit by approximately $1,200. In addition, gross profit was also reduced by an increase of approximately $5,900 in material costs in fiscal 2005 compared to fiscal 2004.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $35,588, or 5.6% of fiscal 2005 sales, compared to $36,755, or 5.8% of sales in fiscal 2004, a decrease of $1,167. Selling, general and administrative expenses declined in fiscal 2005 compared to fiscal 2004 due to a reduction in personnel and lower personnel related costs that resulted in personnel related costs being approximately $1,500 less than in fiscal 2005 than in 2004.

Asset Impairment Charges.    In fiscal 2005, the Company incurred asset impairment charges of $1,586 related to assets for which sales of customer product unexpectedly concluded during the year.

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

Liquidity and Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balances of the term loan and revolving credit facility at October 31, 2006 was $32,500 and $47,800, respectively.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan improve if the Company achieves improved ratios of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At October 31, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At October 31, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The financial covenants contained in the Amended Credit Agreement have been amended to specifically exclude up to $41,000 paid as a special dividend from the fixed charge coverage ratio. Upon finalization of this amendment with the lending syndicate, the Board of Directors of the Company declared a special dividend of $2.50 per share, payable on January 19, 2007 to shareholders of record as of January 5, 2007.

In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of October 31, 2006 and 2005, $508 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheet.

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

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2007	$10,000	$2,705	$12,705
2008	10,000	916	10,916
2009	10,000	342	10,342
2010	50,300	351	50,651
2011	—	270	270
2012 and thereafter	—	—	—

Total	$80,300	$4,584	$84,884

At October 31, 2006, total debt was $84,884 and total equity was $162,016, resulting in a capitalization rate of 34.4% debt, 65.6% equity. Current assets were $159,208 and current liabilities were $124,189 resulting in working capital of $35,019.

Current liabilities include the Company’s obligation under the employment agreement with the Company’s President and Chief Executive Officer. As part of the agreement, the Company established a supplemental executive retirement plan whereby the executive is entitled to a benefit of $1,868 at the end of the five-year employment agreement in January 2007. At October 31, 2006, this amount is classified in other accrued expenses in the accompanying consolidated balance sheet. The Company also established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for the benefits under the supplemental executive retirement plan. At October 31, 2006, the assets in the rabbi trust of $1,677 are classified in current assets in the accompanying condensed consolidated balance sheet.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $43,525 in fiscal 2006 compared to $65,048 in fiscal 2005. The decrease of $21,523 reflects lower net income level, less amortization of deferred financing fees, including the accelerated amortization of deferred financing fees as a result of the Amended Credit Agreement, and a reduction in the net deferred tax liability position.

Working capital changes since October 31, 2005 required funds of $9,017. Since October 31, 2005, accounts receivable have decreased by $10,872. The decrease in accounts receivable reflect the lower level of sales during fiscal 2006. Inventory at October 31, 2006 increased by $14,986 since the end of fiscal 2005 and reflects funds incurred for customer tooling programs that are currently in process and relate to future new product launches, increased raw materials for the manufacture of product sold to MTD and increased finished goods related to new program launches. Considering the increase in overdraft balances of $2,602, accounts payable, net have decreased $2,415, in line with the reduced level of production in fiscal 2006.

Capital expenditures in fiscal 2006 were $19,361, including the formerly leased fixed assets purchased for $3,027 during fiscal 2006.

Financing activity in fiscal 2006 reflects the use of funds generated from operations in excess of capital expenditures to reduce long-term debt.

After considering letters of credit of $2,680 that the Company has issued, available funds under the Amended Credit Agreement were $74,520 at October 31, 2006. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through October 31, 2007 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $2,705 on other debt and the special dividend of $2.50 per share declared by the Board of Directors of the Company and aggregating approximately $40,800. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

During fiscal 2004, the Company entered into an unconditional purchase obligation for transportation services and paid $5,730 in fiscal 2006. The agreement provides for a fixed weekly fee plus an additional charge based upon mileage. During fiscal year 2007 the agreement requires minimum purchases of $956.

As of October 31, 2006, the Company has $2,648 of commitments for capital expenditures, commitments under non-cancelable operating leases aggregating $11,653 and $437 committed under capital lease obligations. These capital expenditures in 2007 are for the support of current and new business, expected increases in existing business, and enhancements of production.

The following table reflects the Company’s contractual obligations and commercial commitments as of October 31, 2006. Commercial commitments include standby letters of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by the Company.

Contractual Obligations and Commitments

(amounts in thousands)

	Total	Payment due by period
		2007	2008	2009	2010	2011	2012 and thereafter
Insurance broker financing agreement, including interest	$517	$517	$—	$—	$—	$—	$—
Credit facility	80,300	10,000	10,000	10,000	50,300	—	—
Interest expense on credit facility(1)	16,135	5,465	5,895	3,568	1,207	—	—
Purchase obligations(2)	60,483	60,483	—	—	—	—	—
Capital leases, including interest	437	352	83	2	—	—	—
Operating leases	11,653	3,450	3,239	3,171	1,766	27	—
Current funding for pension and post-retirement benefits(3)	4,702	4,702	—	—	—	—	—
Other long-term obligations, including interest	3,867	1,987	877	365	365	273	—

Total contractual obligations	$178,094	$86,956	$20,094	$17,106	$53,638	$300	—

Capital expenditure commitments	$2,648	$—	$—	$—	$—	$—	$—
Letters of credit	2,680	—	—	—	—	—	—

Total commitments	$5,328	$—	$—	$—	$—	$—	$—

(1)	Future interest expense was computed based upon forecasted and scheduled future principal repayments. Interest rates as of October 31, 2006 were assumed to remain constant in future periods.
(2)	In the ordinary course of business, the Company authorizes its suppliers to supply the Company with the materials necessary to fulfill its obligation to supply released production schedules to its automotive customers. The Company’s authorizations to its suppliers amounted to approximately $60 million as of October 31, 2006, and are included in the Contractual Obligations and Commitments table above under Purchase Obligations. The Company’s releases from its customers for products containing such material amounted to approximately $82 million at October 31, 2006.
(3)	Amount represents expected contributions to the Company’s defined benefit pension and post-retirement plans for the year ending October 31, 2007. Future expected amounts have not been disclosed as such amounts are dependent upon the annual actuarial valuation of pension plan assets and liabilities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Standards

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the Company as of the year ended October 31, 2006. See footnote 6 for a discussion of the effect of this standard on the Company’s financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact SFAS 158 will have on its consolidated financial statements. Based on information as of October 31, 2006, the impact of adopting SFAS 158 would reduce assets and stockholders’ equity by $1,078, the amount of long-term pension assets at year end.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results.

Forward-looking Statements

Certain statements made by the Company in this Annual Report on Form 10-K regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of October 31, 2006, the Company had $80.3 million outstanding under the Amended Credit Agreement. Based on October 31, 2006 debt levels, a 50 basis point change in interest rates would impact interest expense by approximately $0.5 million annually.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25.0 million interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent that the three-month LIBOR rate is above the collar cap, the Company is entitled to the difference. This collar agreement, which will terminate on January 12, 2007, declines quarterly by $1.25 million as principal payments are made during the term of the loan. At October 31, 2006, the notional amount of debt related to the collar agreement was $16.25 million and the fair value of the collar was an asset of $5 thousand. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the year ended October 31, 2006 and 2005.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. There were no foreign currency forward exchange contracts outstanding at October 31, 2006. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 8.	Financial Statements and Supplementary Data

The following Financial Statement Schedule for the three years ended October 31, 2006 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	64

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

The management of Shiloh Industries, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system of Shiloh Industries, Inc. was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Shiloh Industries, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management believes that, as of October 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report, a copy of which is included in this annual report.

/s/    Theodore K. Zampetis

President and Chief Executive Officer

/s/    Stephen E. Graham

Chief Financial Officer

December 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Shiloh Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2006, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2006 of the Company and our report dated December 21, 2006 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Cleveland, Ohio

December 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” effective November 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s control over financial reporting.

/s/    Deloitte & Touche LLP

Cleveland, Ohio

December 21, 2006

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	October 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$367	$661
Accounts receivable, net	99,433	110,891
Related party accounts receivable	3,670	3,084
Income tax receivable	2,015	—
Inventories, net	44,644	29,658
Deferred income taxes	6,431	4,407
Prepaid expenses	971	1,484
Investments in rabbi trust	1,677	—

Total current assets	159,208	150,185

Property, plant and equipment, net	221,823	239,270
Other assets	2,004	5,338

Total assets	$383,035	$394,793

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$12,705	$10,893
Accounts payable	77,474	79,889
Accrued income taxes	—	1,497
Other accrued expenses	33,260	31,514
Accrued restructuring charges	750	—

Total current liabilities	124,189	123,793

Long-term debt	72,179	92,384
Deferred income taxes	16,237	15,534
Long-term benefit liabilities	7,987	12,316
Other liabilities	427	432

Total liabilities	221,019	244,459

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2006 and 2005	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,313,883 and 15,945,534 shares issued and outstanding at October 31, 2006 and 2005, respectively	163	159
Paid-in capital	58,700	57,876
Retained earnings	118,791	111,673
Accumulated other comprehensive loss:
Minimum pension liability, net	(15,779)	(19,513)
Fair value of interest rate collar, net	3	6
Unrealized holding gain on investments, net	138	133

Total stockholders’ equity	162,016	150,334

Total liabilities and stockholders’ equity	$383,035	$394,793

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Years Ended October 31,
	2006	2005	2004
Revenues	$620,375	$634,579	$638,501
Cost of sales	562,118	554,732	562,082

Gross profit	58,257	79,847	76,419
Selling, general and administrative expenses	37,669	35,588	36,755
Asset impairment charges	3,072	1,586	—
Restructuring charges	1,625	—	—

Operating income	15,891	42,673	39,664
Interest expense	6,083	8,010	8,810
Interest income	45	145	105
Other (expense) income, net	389	(83)	226

Income before income taxes	10,242	34,725	31,185
Provision for income taxes	3,124	7,973	12,426

Net income	$7,118	$26,752	$18,759

Earnings per share:
Basic earnings per share	$0.44	$1.69	$1.18

Weighted average number of common shares	16,078	15,915	15,646

Diluted earnings per share	$0.43	$1.64	$1.15

Weighted average number of common shares	16,429	16,421	16,156

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended October 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,118	$26,752	$18,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,431	33,533	33,137
Amortization of deferred financing costs	305	1,783	1,380
Asset impairment charges	3,072	1,586	—
Non-cash restructuring charges and pension curtailment	1,426	—	—
Deferred income taxes	(3,553)	1,001	10,879
Stock-based compensation expense	321	—	—
Amortization of unearned compensation	—	106	447
Tax benefit on employee stock options and stock compensation	—	261	289
Loss on sale of assets	405	26	257
Changes in operating assets and liabilities:
Accounts receivable	10,872	(26,148)	(20,241)
Inventories	(14,986)	7,522	970
Prepaids and other assets	368	745	876
Payables and other liabilities	(1,759)	(31,019)	35,602
Accrued income taxes	(3,512)	1,848	149

Net cash provided by operating activities	34,508	17,996	82,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,361)	(22,394)	(13,945)
Proceeds from sale of assets	560	218	52
Purchase of investment securities	(252)	(252)	(252)

Net cash used in investing activities	(19,053)	(22,428)	(14,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,008	923	817
Repayments of short-term borrowings	(965)	(917)	(809)
Repayment of promissory notes to related parties	—	—	(460)
Payment of capital lease	(326)	(98)	(101)
Increase (decrease) in overdraft balances	2,602	20,106	(29,850)
Proceeds from long-term borrowings	23,627	169,300	191,300
Repayments of long-term borrowings	(42,202)	(182,651)	(224,025)
Proceeds from exercise of stock options	314	197	457
Tax benefit on employee stock options and stock compensation	193	—	—
Redemption of preferred shares	—	(4,524)	—
Payment of deferred financing costs	—	(713)	(2,776)

Net cash provided by (used in) financing activities	(15,749)	1,623	(65,447)

Net (decrease) increase in cash and cash equivalents	(294)	(2,809)	2,912
Cash and cash equivalents at beginning of year	661	3,470	558

Cash and cash equivalents at end of year	$367	$661	$3,470

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Preferred Stock ($.01 Par Value)	Preferred Stock Paid-In Capital	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
November 1, 2003	$1	$4,044	$152	$56,686	$66,640	$(553)	$(15,815)	$111,155
Net income	—	—	—	—	18,759	—	—	18,759
Minimum pension liability, net of tax benefit of $837	—	—	—	—	—	—	(1,343)	(1,343)
Unrealized holding gain	—	—	—	—	—	—	42	42

Comprehensive income	—	—	—	—	—	—	—	17,458
Preferred dividends declared	—	—	—	—	(246)	—	—	(246)
Exercise of stock options	—	—	2	617	—	—	—	619
Issuance of common stock in connection with unearned compensation	—	—	3	125	—	—	—	128
Unearned compensation	—	—	—	—	—	447	—	447

October 31, 2004	1	4,044	157	57,428	85,153	(106)	(17,116)	129,561
Net income	—	—	—	—	26,752	—	—	26,752
Minimum pension liability, net of tax benefit of $131	—	—	—	—	—	—	(2,299)	(2,299)
Fair value of hedge	—	—	—	—	—	—	6	6
Unrealized holding gain	—	—	—	—	—	—	35	35

Comprehensive income	—	—	—	—	—	—	—	24,494
Redemption of preferred shares	(1)	(4,044)	—	—	(232)	—	—	(4,277)
Exercise of stock options	—	—	—	278	—	—	—	278
Related party transactions with MTD Consumer Group Inc, net of tax of $4	—	—	—	(7)	—	—	—	(7)
Issuance of common stock in connection with unearned compensation	—	—	2	177	—	—	—	179
Unearned compensation	—	—	—	—	—	106	—	106

October 31, 2005	—	—	159	57,876	111,673	—	(19,374)	150,334
Net income	—	—	—	—	7,118	—	—	7,118
Minimum pension liability, net of tax of $2,146	—	—	—	—	—	—	3,734	3,734
Fair value of hedge, net of tax benefit of $1	—	—	—	—	—	—	(3)	(3)
Unrealized holding gain, net of tax of $83	—	—	—	—	—	—	5	5

Comprehensive income	—	—	—	—	—	—	—	10,854
Exercise of stock options	—	—	4	503	—	—	—	507
Stock options compensation cost	—	—	—	321	—	—	—	321

October 31, 2006	$—	$—	$163	$58,700	$118,791	$—	$(15,638)	$162,016

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

General

Shiloh Industries, Inc. and its subsidiaries (“the Company”) is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, the Company is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. Engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness, or coating that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Employee Benefit Plans

The Company accrues the cost of defined benefit pension plans, which cover a majority of the Company’s employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions.” The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 200 employees.

Stock-Based Compensation

Effective November 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

	2005	2004
Net income, as reported	$26,752	$18,759
Less: Cumulative preferred stock dividend, as if declared	—	(246)
Add back: Stock-based compensation expense, net of tax, as reported	65	268
Less: Stock-based compensation expense, net of tax, pro forma	(453)	(604)

Pro forma net income	$26,364	$18,177

Basic net income per share—as reported	$1.69	$1.18
Basic net income per share—pro forma	$1.67	$1.16
Diluted net income per share—as reported	$1.64	$1.15
Diluted net income per share—pro forma	$1.62	$1.13

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2006	2005	2004
Cash paid for:
Interest	$6,194	$6,298	$7,567
Income taxes, net of refunds	$9,857	$5,485	$1,387
Non-cash investing and financing activities:
Purchase of assets under capital lease	$463	$—	$22

Concentration of Credit Risk

The Company sells products to customers primarily in the automotive and heavy truck industries. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers’ financial condition. The allowance for non-collection of accounts receivable is based on the expected collectibility of all accounts receivable. Losses have historically been within management’s expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 14—Business Segment Information for discussion of concentration of revenues.

As of October 31, 2006, the Company had approximately 1,970 employees. A total of approximately 480 employees at four of the Company’s subsidiaries are covered by four collective bargaining agreements that are due to expire in August 2008, May 2009, June 2009 and May 2010.

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

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. As of October 31, 2006, there were no foreign currency forward exchange contracts outstanding.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that results in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. To the extent that the three-month LIBOR rate is below the collar floor, payment is due from the Company for the difference. To the extent the three-month LIBOR rate is above the collar cap, the Company is entitled to receive the difference. The collar agreement, which will terminate on January 12, 2007, declines by $1,250 as quarterly principal payments are made during the term of the loan. At October 31, 2006, the notional amount of debt related to the collar agreement was $16,250 and the fair value of the collar was a $5 asset. The Company does not engage in hedging activity for speculative or trading purposes.

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognizes the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the years ended October 31, 2006 and 2005.

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

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year presentation. Asset impairment classified in fiscal 2005 as cost of sales in the accompanying consolidated income statement has been reclassified to be consistent with fiscal 2006 presentation. This reclassification also impacts Note 15—Quarterly Results of Operations (Unaudited).

New Accounting Standards

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard clarifies SFAS No. 143, “Asset Retirement Obligations,” and states that

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the Company as of the year ended October 31, 2006. See Note 6 for a discussion of the effect of this standard on the Company’s financial position, results of operations and cash flows.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of FIN No. 48 will have on its consolidated financial position, results of operations and cash flow.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact SFAS 158 will have on its consolidated financial statements. Based on information as of October 31, 2006, the impact of adopting SFAS 158 would reduce assets and stockholders’ equity by $1,078, the amount of long-term pension assets at year end.

Note 2—Asset Impairment and Restructuring Charges

In October 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc. (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, is faced with declining business volumes. The two major customers at the Cleveland Stamping facility are balancing out programs for which the Company provides components during the first and second quarters of fiscal 2007. The Company has therefore committed to a plan to cease operation of the Cleveland facility. As a result, the Company has recorded an impairment charge to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. The Company has also recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant and such amounts are subject to change based on future restructuring charges, as incurred. A summary of these charges, which are included in the accompanying consolidated statement of operations for fiscal 2006, is below.

2006
Asset impairment	$3,072

Restructuring
Severance and benefits	$750
Pension curtailment	875

Total restructuring	$1,625

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $680 and $1,302 at October 31, 2006 and 2005, respectively. The allowance for doubtful accounts has declined since last fiscal year end due to resolution of several collection issues during fiscal 2006.

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 4—Inventories

	October 31,
	2006	2005
Inventories consist of the following:
Raw materials	$17,937	$13,969
Work-in-process	6,232	5,830
Finished goods	12,961	7,662

Total material	37,130	27,461
Tooling	7,514	2,197

Total inventory	$44,644	$29,658

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,238 and $2,665 at October 31, 2006 and 2005, respectively.

Note 5—Other Assets

	October 31,
	2006	2005
Other assets consist of the following:
Long-term pension assets	$1,078	$2,914
Deferred financing costs	800	1,105
Investments in rabbi trust	—	1,244
Other	126	75

Total	$2,004	$5,338

Deferred financing costs are amortized over the term of the debt. During fiscal years 2006, 2005 and 2004, amortization of these costs amounted to $305, $1,783 and $1,380, respectively. Accumulated amortization was $2,779 and $2,474 as of October 31, 2006 and 2005, respectively. The Company recorded additional amortization of deferred financing costs as a result of entry into the amended and restated credit agreement on January 18, 2005 and the credit and security agreement on January 15, 2004 in the amount of $1,322 in fiscal 2005 and $350 in fiscal 2004.

Investments in the rabbi trust are classified as other current assets at October 31, 2006 in the accompanying consolidated balance sheet. See Note 11 for further discussion of the President and Chief Executive Officer Employment Agreement.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2006	2005
Land	$8,530	$8,385
Buildings and improvements	103,814	102,665
Machinery and equipment	326,170	313,201
Furniture and fixtures	21,471	23,135
Construction in progress	8,775	8,582

Total, at cost	468,760	455,968
Less: Accumulated depreciation	246,937	216,698

Property, plant and equipment, net	$221,823	$239,270

Depreciation expense was $34,431, $33,533 and $33,127 in fiscal 2006, 2005 and 2004, respectively.

During the years ended October 31, 2006, 2005 and 2004, interest capitalized as part of property, plant and equipment was $538, $352 and $405, respectively. The Company had commitments for capital expenditures of approximately $2,648 at October 31, 2006. At October 31, 2006 and 2005, property, plant and equipment included equipment with a cost of $1,050 and $540 and accumulated depreciation of $546 and $365, respectively, as a result of capital leases outstanding.

The Company adopted FIN 47 as of October 31, 2006. As a result, the Company has recorded an asset retirement cost of $170, related accumulated depreciation of $111 and a liability for the asset retirement obligation of $170, measured using current cost estimates on an undiscounted basis. The costs represent the Company’s estimates of costs that could be incurred in order to properly dispose of the related property, if such disposal were to occur. The cost and accumulated depreciation are included in the table above and the obligation for asset retirement is included in other liabilities in the accompanying consolidated balance sheet. The effect of adopting FIN 47 represents the effect of depreciating the asset retirement cost over the life of the related property from its acquisition through October 31, 2006. The effect was $69 after tax, or less than $.01 per share. Because of the immaterial impact of the accounting change, the expense associated with the adoption of FIN 47 was included in cost of sales in the accompanying consolidated statement of operations.

The Company’s lease of the Cleveland Stamping facility from MTD Products Inc contains a provision that could require the Company, at the lessor’s option, to remove the plant and restore the property, exclusive of environmental matters that pre-date the beginning of the lease. The estimate of this conditional asset retirement obligation requires management to make significant estimates and assumptions relating to the measurement of such liabilities, which could be impacted by the Company’s restructuring plan (see Note 2). Any change in the estimate will be accounted for in accordance with FIN 47. Management does not currently believe that any such change would be material to the Company’s financial position, results of operations or cash flows.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Financing Arrangements

Debt consists of the following:

	October 31,
	2006	2005
Amended and Restated Credit Agreement—interest at 6.81% and 5.87% at October 31, 2006 and 2005, respectively	$80,300	$100,600
Insurance broker financing agreement	508	465
State of Ohio promissory note	1,612	1,924
Two-year notes	2,035	—
Capital lease debt	429	288

Total debt	84,884	103,277
Less: Current debt	12,705	10,893

Total long-term debt	$72,179	$92,384

The weighted average interest rate of all debt excluding the capital lease debt was 6.36%, 5.00% and 4.89% for fiscal years 2006, 2005 and 2004, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at October 31, 2006 was $32,500.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2006, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 because the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At October 31, 2006, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At October 31, 2006, the Company was in compliance with the covenants under the Amended Credit Agreement.

Borrowings under the revolving credit facility must be repaid in full in January 2010. Repayments of borrowings under the term loan began in March 2005 in equal quarterly installments of $2,500 with the final payment due on December 31, 2009. The Company may prepay the borrowings under the revolving credit facility and the term loan without penalty.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The financial covenants contained in the Amended Credit Agreement have been amended to specifically exclude up to $41,000 paid as a special dividend from the fixed charge coverage ratio. Upon finalization of this amendment with the lending syndicate, the Board of Directors of the Company declared a special dividend of $2.50 per share, payable on January 19, 2007 to shareholders of record as of January 5, 2007.

In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of October 31, 2006 and 2005, $508 and $465, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bore interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years and beyond are listed below:

Year	Credit Agreement	Other Debt	Total
2007	$10,000	$2,705	$12,705
2008	10,000	916	10,916
2009	10,000	342	10,342
2010	50,300	351	50,651
2011	—	270	270
2012 and thereafter	—	—	—

Total	$80,300	$4,584	$84,884

After considering letters of credit of $2,680 that the Company has issued, available funds under the Amended Credit Agreement were $74,520 at October 31, 2006. Overdraft balances were $22,708 and $20,106 at October 31, 2006 and 2005, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets under capital leases, which consist primarily of telephone hardware and equipment and software, are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” as amended, using interest rates appropriate at the inception of the lease. Future minimum lease payments for these assets under capital leases as of October 31, 2006 are as follows:

2007	$352
2008	83
2009	2
2010	—

Total minimum obligations	437
Less interest	8

Present value of net minimum obligations	429
Current portion	345

Long-term portion	$84

Note 8—Operating Leases

The Company leases material handling, manufacturing and office equipment under operating leases with terms that ranged from three to ten years at inception. The leases do not include step rent provisions and escalation clauses, capital improvement funding and other lease concessions that qualify the leases as a contingent rental under the definition of paragraph 5(n) of SFAS 13, as amended by SFAS 29. Also, the leases do not include a variable related to a published index. The Company’s operating leases are charged to expense over the lease term, on a straight-line basis, in accordance with SFAS 13.

The longest lease term of the Company’s current leases extends to December 2010. Rent expense under operating leases for fiscal years 2006, 2005, and 2004 was $5,342, $6,696, and $7,618, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2006:

2007	$3,450
2008	3,239
2009	3,171
2010	1,766
2011	27

Note 9—Employee Benefit Plans

The Company maintains pension plans covering most employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 200 employees and their dependents. The Company uses an October 31 measurement date for its plans.

Subsequent to October 31, 2006 the Company announced the freezing of benefits under its cash balance retirement plan that includes all non-bargaining employees. As a result of this decision, the cash balance retirement plan will cease to accrue current service costs effective January 31, 2007. Benefit obligations that have been earned through January 31, 2007 by plan members will remain and will continue to accrue interest and vest in accordance with the plan’s vesting requirements, with 100% vesting achieved after five years of service. The Company has recorded a curtailment loss of $552 included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statement of operations and a reduction of $657 in projected benefit obligation.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the cash balance plan curtailment, the Company recorded a curtailment loss related to the reduction of the work force of the Company’s Cleveland Stamping facility. See Note 2 of the notes to Consolidated Financial Statements.

Obligations and Funded Status

At October 31

	Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$(67,122)	$(59,019)	$(1,161)	$(2,689)
Service cost	(3,573)	(3,462)	(12)	(41)
Interest cost	(3,627)	(3,491)	(62)	(158)
Amendments	657	9	86	1,894
Actuarial gain (loss)	817	(4,088)	(445)	(308)
Benefits paid	3,442	2,929	472	141

Benefit obligation at end of year	(69,406)	(67,122)	(1,122)	(1,161)
Change in plan assets:
Fair value of plan assets at beginning of year	46,388	37,040	—	—
Actual return on plan assets	6,435	3,268	—	—
Employer contributions	5,748	9,009	472	141
Benefits paid	(3,442)	(2,929)	(472)	(141)

Fair value of plan assets at end of year	55,129	46,388	—	—

Funded status	(14,277)	(20,734)	(1,122)	(1,161)
Unrecognized:
Transition obligation	42	177	—	—
Prior service cost	1,036	2,737	(2,235)	(2,319)
Unrecognized actuarial loss	24,232	30,675	3,214	2,919

Prepaid (accrued) benefit cost before adjustment for minimum liability	11,033	12,855	(143)	(561)
Adjustment to recognize minimum liability	(25,310)	(33,027)	—	—

Accrued benefit cost	$(14,277)	$(20,172)	$(143)	$(561)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005
Prepaid benefit costs	$11,033	$12,855	$—	$—
Accrued benefit costs	—	—	(143)	(561)
Intangible assets	(1,078)	(2,914)	—	—
Accumulated other comprehensive income	(24,232)	(30,113)	—	—

Net amount recognized	$(14,277)	$(20,172)	$(143)	$(561)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005
Other accrued expenses	$(6,433)	$(8,401)	$—	$—
Long-term benefit liabilities	(7,844)	(11,771)	(143)	(561)

Total	$(14,277)	$(20,172)	$(143)	$(561)

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	October 31,
	2006	2005
Projected benefit obligation	$69,406	$67,122
Accumulated benefit obligation	69,406	66,560
Fair value of plan assets	55,129	46,388

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Post Retirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$3,573	$3,462	$3,445	$12	$41	$38
Interest cost	3,627	3,491	3,137	62	158	159
Expected return on plan assets	(3,669)	(3,156)	(2,629)	—	—	—
Amortization of prior service cost	323	331	331	(169)	(68)	(64)
Amortization of transition loss	86	86	86	—	—	4
Plan curtailments	1,426	—	—	—	—	—
Plan amendments	—	42	69	—	—	—
Amortization of net actuarial loss	2,203	1,730	1,540	149	125	110

Net periodic benefit cost	$7,569	$5,986	$5,979	$54	$256	$247

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005
Increase (decrease) in minimum liability included in other comprehensive income	$(5,880)	$2,168	N/A	N/A

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005
Discount rate	5.77%	5.50%	5.77%	5.50%
Rate of compensation increase	4.50%	4.50%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	Pension Benefits			Other Post Retirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Expected long-term return on plan assets	7.25-7.50%	7.25-8.00%	7.25-8.00%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2006, the assumptions used to determine net periodic benefit costs were established at October 31, 2005, while the assumptions used to determine the benefit obligations were established at October 31, 2006.

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

Assumed health care trend rates at October 31	2006	2005
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2006:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on post retirement obligation	$91	$(84)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) added a new Part D benefit providing for prescription drug benefits under Medicare, and providing a subsidy to plan sponsors who determine that the prescription drug benefits under their plan are at least “actuarially equivalent” to the new Medicare Part D benefit. The Medicare Act was effective January 1, 2006. The Company has directed existing retirees who are eligible for benefits under the Company’s post retirement health care plan to elect for Part D coverage with Medicare as the primary provider and the Company as the secondary provider. As a result, the Company did not elect to receive the subsidy available under the Medicare Act. As a result of directing existing retirees to elect Part D coverage with Medicare and the annual adjustment to contributory amounts the retirees pay toward the cost of post retirement health coverage, the Company recorded a reduction of the Company’s benefit obligation for other post retirement benefits during fiscal 2005.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company’s pension plan weighted-average asset allocations at October 31, 2006 and 2005, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2006	2005
Asset Category
Equity securities	40-60%	65%	61%
Debt securities	40-60%	26%	32%
Real estate	0-10%	9%	7%

Total	100%	100%	100%

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

Cash Flows

Contributions

The Company expects to contribute $4,702 to its pension plans in fiscal 2007, compared to $5,748 funded in fiscal 2006. The funding levels of fiscal 2006 combined with the investment performance resulted in improved funding ratios of pension plan assets to liabilities, which lowered the contribution levels for fiscal 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2007	$2,500	$67
2008	2,800	74
2009	2,840	71
2010	3,070	77
2011	3,200	80
2012-2016	20,000	392

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees’ contributions up to a stated percentage, subject to statutory limitations. In addition, the Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $661, $621 and $700 during fiscal years 2006, 2005 and 2004, respectively, for its defined contribution plans.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 1997, the Company initiated a Supplemental Executive Retirement Plan (“SERP”) for key employees of the Company. Currently, the former SERP is in effect for one retired key employee. Compensation expense relating to this plan was $138, $126 and $114 in fiscal 2006, 2005 and 2004, respectively. The benefits accrued under this plan were $409 and $546 at October 31, 2006 and 2005, respectively.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. The computations of basic and diluted earnings per share in fiscal 2004 also considered shares that were issuable to the Company’s President and Chief Executive Officer in accordance with his employment agreement. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)
Net income	$7,118	$26,752	$18,759
Add: Effect of preferred share redemption	—	197	—
Less: Cumulative preferred stock dividend, as if declared	—	—	(246)

Net income available to common stockholders	$7,118	$26,949	$18,513

Basic weighted average shares	16,078	15,915	15,646
Effect of dilutive securities:
Stock options	351	506	477
Chief Executive Officer compensation shares	—	—	33

Diluted weighted average shares	16,429	16,421	16,156

Basic earnings per share	$0.44	$1.69	$1.18

Diluted earnings per share	$0.43	$1.64	$1.15

Note 11—Preferred Shares and Stock and Bonus Plans

Preferred Shares

In December 2001, of the 5,000,000 preferred shares authorized, the Company designated 100,000 shares as Series A Preferred Stock. In January 2002, the Company issued MTD Products Inc. 42,780 shares of Series A Preferred Stock. These shares, with a par value of $.01 per share, ranked senior to the Company’s Common Stock. The Series A Preferred Stock were entitled to cumulative dividends, at a rate of $5.75 per share per annum, if and when declared by the Company. These shares were non-voting and were not convertible into any other securities of the Company. In the event of any liquidation, each Series A Preferred Stock holder was entitled to, prior and in preference to any other distribution, $100 per share plus all accrued but unpaid dividends. The Company was entitled to redeem any or all outstanding shares of the Series A Preferred Stock annually for $100 per share plus all accrued but unpaid dividends.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the Company elected to redeem the Series A Preferred Stock in accordance with its terms, and paid to MTD Holdings, which received the Series A Preferred Stock when it was established as a holding company and parent of MTD Products Inc., $4,524, which included dividends of $246 for the period November 1, 2003 to October 31, 2004. Dividends prior to November 1, 2003 have been waived by agreement with the preferred stockholder.

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at November 1, 2003	830,244	$2.96
Granted	52,000	$8.96
Exercised	(141,821)	$3.22
Canceled	(52,168)	$8.22

Outstanding at October 31, 2004	688,255	$2.96
Granted	41,000	$13.06
Exercised	(43,463)	$4.54
Canceled	(20,501)	$7.30

Outstanding at October 31, 2005	665,291	$3.34
Granted	—	—
Exercised	(406,562)	$2.37
Canceled	(4,002)	$7.53

Outstanding at October 31, 2006	254,727	$4.83

There were 213,395 options exercisable as of October 31, 2006 with a weighted average exercise price of $3.50. At October 31, 2006 options outstanding and options exercisable had an intrinsic value of $2,550 and $2,419, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides additional information regarding options outstanding as of October 31, 2006:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life
$1.70	147,062	$1.70	147,062	5.83
$3.75	3,000	$3.75	3,000	4.10
$4.67	31,974	$4.67	31,974	6.99
$8.96	31,691	$8.96	17,692	7.99
$13.06	41,000	$13.06	13,667	8.99

Totals	254,727		213,395

For the fiscal year ended October 31, 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $321. The impact on earnings per share was a reduction of $.01 per share, basic and diluted, for the fiscal year ended October 31, 2006. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2006 is a total of $324, which will be recognized over the next two fiscal years.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2005 and 2004:

	2005	2004
Risk-free interest	4.45%	3.32%
Dividend yield	0.00%	0.00%
Volatility factor—market	72.23%	82.77%
Expected life of options—years	6.0	5.0

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2005 and 2004 were $8.79 and $6.06 per share, respectively. There were no options granted in fiscal year 2006.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

President and Chief Executive Officer Employment Agreement

The Company established a supplemental executive retirement plan whereby the President and Chief Executive Officer will be entitled to a benefit of $1,868 at the end of the five-year employment agreement, in January 2007. The Company established a rabbi trust for the President and Chief Executive Officer to set aside assets to pay for benefits under the supplemental executive retirement plan. These assets remain subject to claims by the Company’s general creditors in preference to the claims of the plan’s participant and beneficiaries. The trust is currently active and is funded as follows:

Investment Type	Cost at October 31, 2006	Fair Market Value at October 31, 2006	Unrealized Holding Gain
Money Market Funds	$6	$6	$—
Mutual Funds	1,187	1,398	211
Real Estate Trust Investment	263	273	10

Total Investments	$1,456	$1,677	$221

Investment Type	Cost at October 31, 2005	Fair Market Value at October 31, 2005	Unrealized Holding Gain
Money Market Funds	$6	$6	$—
Mutual Funds	852	985	133
Real Estate Trust Investment	253	253	—

Total Investments	$1,111	$1,244	$133

In accordance with SFAS No. 115, the Company has classified these assets as available for sale and accordingly has recognized the change in fair value in other comprehensive income.

Executive Incentive Bonus Plans

The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President and Chief Technology Officer and the Vice President of Manufacturing Operations incentives for superior performance. The Management Plan, which was approved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. For fiscal 2006, the Compensation Committee established performance goals based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), entitling these executives to be paid a bonus based upon varying percentages of their respective base salaries and the level of achievement of EBITDA in relation to the target established by the Compensation Committee. For fiscal 2006 and 2005, these executives are entitled to receive an aggregate of $528 and $644 under the Management Plan, respectively.

The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees (other than those employees that participate in the Management Plan). The Bonus Plan provides for an aggregate bonus pool as determined annually by the Compensation Committee and approved by the Board of Directors. Payments are made to participants of the Bonus Plan based upon the achievement of defined objectives. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goals for Company performance and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 35% of the incentive depends upon meeting the operating targets of the employees’ operating

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unit established by the Chief Executive Officer, 35% is based upon attaining the corporate goals for Company performance and 30% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2006, 2005 and 2004, $1,067, $1,270 and $2,212 was approved and provided under the Bonus Plan. The executives that participate in the Management Bonus Plan previously participated in the Bonus Plan in fiscal 2004.

Note 12—Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2006	2005	2004
Domestic	$12,342	$33,638	$27,823
Foreign	(2,100)	1,087	3,362

Total	$10,242	$34,725	$31,185

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2006	2005	2004
Current:
Federal	$7,361	$4,885	$185
State and local	(975)	1,367	395
Foreign	291	723	967

Total current	6,677	6,975	1,547
Deferred:
Federal	(2,923)	2,490	9,154
State and local	(285)	(942)	1,351
Foreign	(345)	(550)	374

Total deferred	(3,553)	998	10,879

	$3,124	$7,973	$12,426

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2006	2005
Deferred tax assets:
Accrued workers’ compensation	$1,355	$1,351
Bad debt reserves	1,290	2,058
Inventory reserves	802	780
State income tax grants, credits and loss carryforwards	1,535	3,000
AMT carryforwards	—	2,488
Accrued vacation reserves	493	506
Post retirement benefits	50	204
Pension obligations	3,338	5,150
Foreign net operating loss	578	—
Restructuring charges	274	—
Personal property taxes	1,537	651
Litigation reserve	995	—
Other reserves	1,025	1,100
Goodwill amortization	836	1,003
Research and development credits	—	867

	14,108	19,158
Less: Valuation allowance	(1,418)	(2,792)

Total deferred tax assets	12,690	16,366
Deferred tax liabilities:
Fixed assets	(22,068)	(26,982)
Prepaid expenses	(343)	(511)
Other	(85)	—

Net deferred tax liability	$(9,806)	$(11,127)

Change in net deferred tax liability:
Provision for deferred taxes	$3,553	$(998)
Other	(4)	(3)
Components of other comprehensive income:
Rabbi trust and hedge	(82)	—
Pension	(2,146)	(131)

Total change in net deferred tax liability	$1,321	$(1,132)

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A valuation allowance of approximately $1,418 remains at October 31, 2006 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2005 was $2,792. The net reduction in the valuation allowance of $1,374 relates to a reduction of $1,495 related to the Ohio Manufacturer’s Grant (formerly known as the Ohio Manufacturer’s Credit), an increase of $243 relates to foreign net operating losses and a decrease of $122 related to state and city operating loss carryforwards.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2006	2005	2004
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.2	3.3	3.4
Valuation allowance change	(13.4)	(8.8)	(1.0)
Effect of state law change on net deferred tax position	4.6	(3.2)	—
Net operating loss benefit and reversal of contingencies	(2.0)	(3.3)	—
Domestic production activities deduction	(3.2)	—	—
Other, with no individual item exceeding 1.5%	5.3	—	2.4

Effective income tax rate	30.5%	23.0%	39.8%

At October 31, 2006 and 2005, the Company has no federal net operating loss carryforward. At October 31, 2004, the Company had a federal net operating loss carryforward of $11,986 that was fully utilized in fiscal 2005. During 2006, the Company generated a foreign net operating loss benefit of $578 that will expire in 2016. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2006, the Company has state and local net operating loss carryforward benefits of $1,303 expiring during the period of 2007 through 2024. Additionally, the Company has state tax credit carryforward benefits of $217 that will expire during the period of 2010 through 2021.

Shiloh paid income taxes, net of refunds, of $9,857, $5,485 and $1,387 in 2006, 2005 and 2004, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $3.1 million at October 31, 2006. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.

Note 13—Related Party Transactions

The Company had sales to MTD Products Inc and its affiliates of $35,034, $31,620 and $24,825 for fiscal years 2006, 2005 and 2004, respectively. At October 31, 2006 and 2005, the Company had receivable balances of $3,670 and $3,083, respectively, due from MTD Products Inc and its affiliates, and payable balances of $117 and $62, respectively, due to MTD Products Inc and its affiliates.

In December 2004, the Company acquired from MTD Consumer Group Inc, a wholly owned subsidiary of MTD Holdings, manufacturing equipment that it had been leasing since May 2002, for $2,225. The equipment is recorded in machinery and equipment in the accompanying consolidated balance sheets.

Note 14—Business Segment Information

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues from the Company’s Mexican subsidiary were $19,264, $37,924 and $47,369 for fiscal 2006, 2005 and 2004, respectively. These revenues represent 3%, 6%, and 7% of total revenues for fiscal years 2006, 2005 and 2004, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $18,686 and $19,072 at October 31, 2006 and 2005, respectively. The consolidated long-lived assets of the Company totaled $223,827 and $244,608 at October 31, 2006 and 2005, respectively.

The Company derived greater than 10% of its revenues from General Motors in fiscal 2006, 2005 and 2004 with $246,535, $260,164 and $240,417 in revenues, respectively. In 2004, the Company also derived greater than 10% of its revenues from Ford with $62,569 in revenues and from DaimlerChrysler with $67,569 in revenues.

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2006	2005	2004
Complex stampings and modular assemblies	$222,947	$219,011	$238,373
Engineered welded blanks	229,450	247,642	238,967
Blanking	111,134	119,574	104,632
Tools, dies, steel processing, scrap, and other	56,844	48,352	56,529

Total	$620,375	$634,579	$638,501

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Results of Operations (Unaudited)

October 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,745	$172,154	$144,584	$157,892
Gross profit	16,434	19,408	12,227	10,188
Operating income (loss)	8,815	10,949	3,294	(7,167)
Net income (loss)	4,575	7,353	1,209	(6,019)
Net income (loss) per share basic	.29	.46	.07	(0.38)
Net income (loss) per share diluted	.28	.45	.07	(0.38)
Weighted average number of shares:
Basic	15,949	15,967	16,129	16,269
Diluted	16,422	16,467	16,475	16,269

October 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$151,523	$166,803	$139,399	$176,854
Gross profit	19,460	22,620	13,835	23,932
Operating income	10,946	12,588	4,714	14,425
Net income	4,695	8,525	5,479	8,053
Net income per share basic	.31	.54	.34	.50
Net income per share diluted	.30	.52	.33	.49
Weighted average number of shares:
Basic	15,870	15,920	15,929	15,943
Diluted	16,396	16,442	16,412	16,438

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting periods. During the fourth quarter of fiscal 2006, the Company recorded several transactions described elsewhere in the Notes to Consolidated Financials Statements. These included asset impairment and restructuring charges (Note 2), adoption of FIN 47 (Note 6), pension plan curtailment charges (Notes 2 and 9), the provision of several accruals for contingencies (Note 16) and the resolution of a contingency (Note 16). These adjustments amounted to an unfavorable amount of $7,108, net of tax benefit. During the fourth quarter of fiscal 2006 and 2005, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded total unfavorable adjustments of $255, net of tax, in the fourth quarter of 2006 and favorable adjustments, net of tax, of $252 in the fourth quarter of 2005. These adjustments related to sales discounts, worker’s compensation, medical insurance and incentive compensation.

Note 16—Commitments and Contingencies

In fiscal 2004, the Company entered into an unconditional purchase obligation for transportation services, and paid $5,730 in fiscal 2006 under the terms of the agreement, which calls for a fixed weekly fee plus an additional charge based upon mileage. During fiscal year 2007 the contract calls for minimum purchases of $956.

In the fourth quarter of fiscal 2006, the Company addressed several legal matters that advanced toward resolution during the fourth quarter in a manner adverse to the Company’s position.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the bankruptcy of a steel supplier the Company had asserted that its obligations to the supplier were properly offset by agreement by amounts that the supplier owed to the Company. The Company’s position was not sustained in court proceedings and as a result the Company and the supplier negotiated a settlement of $907 in September 2006 that was recorded in the fourth quarter of fiscal 2006 in selling, general and administrative expenses in the accompanying consolidated statement of operations.

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Company, however, has carefully considered the probability of an adverse ruling and as a result has provided an accrual of $2,324 included in cost of sales in the accompanying consolidated statement of operations during the fourth quarter of fiscal 2006.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of equipment for the Company’s operations. The supplier sued the Company for failure to fulfill the obligations under the commitment. During the fourth quarter, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. The Company is appealing this decision. However, considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 representing damages plus pre-judgment interest. This amount was charged to selling, general and administrative expenses in the accompanying consolidated statement of operations.

In the fourth quarter of fiscal 2006, the Company negotiated a settlement of demurrage claims with rail service carriers that the carriers had asserted. The carriers’ claims were resolved for $335 in the accompanying consolidated statement of operations.

In addition to the matters discussed above, the Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims, other than those matters discussed above, would not materially affect its financial condition, results of operations or cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures based on the “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have not identified any material weakness in its internal controls over financial reporting and have concluded that the Company’s disclosure controls and procedures are effective. See Management’s Report on Internal Control Over Financial Reporting herein.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by reference. Information required by Item 401 of Regulation S-K regarding the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its President and Chief Executive Officer, Chief Financial Officer and Corporate Controller as well as the other officers, directors and managers of the Company in accordance with the Marketplace Rules of the Nasdaq Stock Market.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2006.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	254,727	$4.83	722,371
Equity compensation plans not approved by security holders	—	—	—

Total	254,727	$4.83	722,371

For additional information regarding the Company’s equity compensation plans, refer to the discussion in Note 11 to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

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

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 31, 2006 and 2005.

Consolidated Statements of Operations for the three years ended October 31, 2006.

Consolidated Statements of Cash Flows for the three years ended October 31, 2006.

Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2006.

Notes of Consolidated Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountant thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2006	$1,302	$247	$869		$680
Year ended October 31, 2005	$1,546	$659	$903		$1,302
Year ended October 31, 2004	$1,156	$1,126	$736		$1,546
Valuation allowance for deferred tax assets
Year ended October 31, 2006	$2,792	$243	$1,617	(1)	$1,418
Year ended October 31, 2005	$6,398	$107	$3,713	(1)	$2,792
Year ended October 31, 2004	$6,907	$82	$591		$6,398

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(1)	The deductions of $1,617 and $3,713 in 2006 and 2005, respectively, represent a reversal of the valuation reserve and a benefit in the fiscal 2006 and 2005 tax provision as discussed in Note 12 of the Notes to Consolidated Financial Statements.

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

Date: December 21, 2006

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2006

/s/ STEPHEN E. GRAHAM Stephen E. Graham	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	December 21, 2006

* Curtis E. Moll	Chairman and Director	December 21, 2006

* Cloyd Abruzzo	Director	December 21, 2006

* George G. Goodrich	Director	December 21, 2006

* David J. Hessler	Director	December 21, 2006

* Gary A. Oatey	Director	December 21, 2006

* John J. Tanis	Director	December 21, 2006

* Dieter Kaesgen	Director	December 21, 2006

* Robert J. King, Jr.	Director	December 21, 2006

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description

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