Form 10-Q
period 2007-01-31
SHILOH INDUSTRIES INC
filed 2007-02-22
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of February 20, 2007 was 16,398,698.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	January 31, 2007	October 31, 2006
ASSETS
Cash and cash equivalents	$372	$367
Accounts receivable, net of allowance for doubtful accounts of $647 and $680 at January 31, 2007 and October 31, 2006, respectively	89,376	99,433
Related-party accounts receivable	10,720	3,670
Income taxes receivable	—	2,015
Inventories, net	41,604	44,644
Deferred income taxes	6,517	6,431
Prepaid expenses	713	971
Investment in rabbi trust	110	1,677

Total current assets	149,412	159,208

Property, plant and equipment, net	217,007	221,823
Other assets	1,932	2,004

Total assets	$368,351	$383,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$12,448	$12,705
Accounts payable	63,260	77,474
Accrued income taxes	1,051	—
Other accrued expenses	29,472	33,260
Accrued restructuring charges	750	750

Total current liabilities	106,981	124,189

Long-term debt	113,504	72,179
Deferred income taxes	16,239	16,237
Long-term benefit liabilities	8,509	7,987
Other liabilities	386	427

Total liabilities	245,619	221,019

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,348,698 and 16,313,883 shares issued and outstanding at January 31, 2007 and October 31, 2006, respectively	163	163
Paid-in capital	58,944	58,700
Retained earnings	79,401	118,791
Accumulated other comprehensive loss	(15,776)	(15,638)

Total stockholders’ equity	122,732	162,016

Total liabilities and stockholders’ equity	$368,351	$383,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2007	2006
Revenues	$147,625	$145,745
Cost of sales	136,037	129,311

Gross profit	11,588	16,434
Selling, general and administrative expenses	7,615	7,619

Operating income	3,973	8,815
Interest expense	1,706	1,488
Interest income	13	10
Other income, net	275	42

Income before income taxes	2,555	7,379
Provision for income taxes	1,073	2,804

Net income	$1,482	$4,575

Earnings per share:
Basic earnings per share	$.09	$0.29

Basic weighted average number of common shares	16,331	15,949

Diluted earnings per share	$.09	$0.28

Diluted weighted average number of common shares	16,484	16,422

Special cash dividend declared and paid, per share	$2.50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,482	$4,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,596	8,325
Asset impairment charges	59	—
Amortization of deferred financing costs	72	78
Deferred income taxes	(84)	(2)
Stock-based compensation expense	51	89
Loss (gain) on sale of assets	9	(2)
Changes in operating assets and liabilities:
Accounts receivable	3,007	21,059
Inventories	3,040	(8,720)
Prepaids and other assets	1,688	(136)
Payables and other liabilities	(9,095)	(6,836)
Income taxes receivable, and estimated payments	3,066	2,312

Net cash provided by operating activities	10,891	20,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,128)	(3,536)
Proceeds from sale of assets	—	2
Purchase of investment securities	—	(252)

Net cash used in investing activities	(2,128)	(3,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(202)	(278)
Payment of capital lease	(76)	(30)
Decrease in overdraft balances	(9,149)	(9,360)
Proceeds from long-term borrowings	41,800	3,927
Repayments of long-term borrowings	(452)	(11,025)
Payment of dividends	(40,872)	—
Proceeds from exercise of stock options	192	46
Tax benefit on employee stock options and stock compensation	1	18

Net cash used in financing activities	(8,758)	(16,702)

Net increase in cash and cash equivalents	5	254
Cash and cash equivalents at beginning of period	367	661

Cash and cash equivalents at end of period	$372	$915

Supplemental Cash Flow Information:
Cash paid for interest	$1,617	$1,439
Cash (refund of) paid for income taxes	$(2,071)	$510

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

Revenues and operating results for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact SFAS 158 will have on its consolidated financial statements. Based on information as of October 31, 2006, the impact of adopting SFAS 158 would reduce assets and stockholders’ equity by $1,078, the amount of long-term pension assets.

Note 3—Asset Impairment and Restructuring Charges

In October 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc. (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, is faced with declining business volumes. The two major customers at the Cleveland Stamping facility are balancing out programs for which the Company provides components during the first and second quarters of fiscal 2007. The Company has therefore committed to a plan to cease operation of the Cleveland facility. As a result, the Company has recorded an impairment charge to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. The Company has also recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant and such amounts are subject to change based on future restructuring charges, as incurred. During the fourth quarter of fiscal 2006, the Company recorded the restructuring charges shown in the table below, in addition to asset impairment of $3,072. In the first quarter of fiscal 2007, the Company refined its estimate of asset impairments and recorded an additional charge of $59. There has been no new activity related to the restructuring in the first quarter of fiscal 2007. The Company does not anticipate further adjustments to the cost of restructuring at this time.

	2007	2006
Restructuring
Severance and benefits	$750	$750
Pension curtailment	875	875

Total restructuring	$1,625	$1,625

Note 4—Inventories

Inventories consist of the following:

	January 31, 2007	October 31, 2006
Raw materials	$15,528	$17,937
Work-in-process	6,321	6,232
Finished goods	12,084	12,961

Total material	33,933	37,130
Tooling	7,671	7,514

Total inventory	$41,604	$44,644

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,120 and $2,238 at January 31, 2007 and October 31, 2006, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2007	October 31, 2006
Land and improvements	$8,530	$8,530
Buildings and improvements	103,914	103,814
Machinery and equipment	326,733	326,170
Furniture and fixtures	11,406	21,471
Construction in progress	10,598	8,775

Total, at cost	461,181	468,760
Less: Accumulated depreciation	244,174	246,937

Property, plant and equipment, net	$217,007	$221,823

Note 6—Financing Arrangements

Debt consists of the following:

	January 31, 2007	October 31, 2006
Amended and Restated Credit Agreement —interest at 6.86% and 6.81% at January 31, 2007 and October 31, 2006, respectively	$122,100	$80,300
Insurance broker financing agreement	307	508
State of Ohio promissory note	1,533	1,612
Two-year notes	1,662	2,035
Capital lease debt	350	429

Total debt	125,952	84,884
Less: Current debt	12,448	12,705

Total long-term debt	$113,504	$72,179

The weighted average interest rate of all debt excluding the capital lease debt was 6.82 % and 5.97% for the three months ended January 31, 2007 and 2006, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at January 31, 2007 was $30,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 because the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2007, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $2.50 per share, paid on January 19, 2007 to shareholders of record as of January 5, 2007. At January 31, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of January 31, 2007 and October 31, 2006, $307 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

After considering letters of credit of $4,930 that the Company has issued, available funds under the Amended Credit Agreement were $27,970 at January 31, 2007. Overdraft balances were $13,558 and $22,708 at January 31, 2007 and October 31, 2006, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 7—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of January 31, 2007, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that resulted in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. The collar agreement terminated on January 12, 2007.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate collar agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three months ended January 31, 2007.

Note 8—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2007	2006	2007	2006
Service cost	$301	$926	$2	$3
Interest cost	567	906	16	15
Expected return on plan assets	(592)	(917)	—	—
Recognized net actuarial loss	177	545	42	37
Amortization of prior service cost	25	81	(43)	(42)
Amortization of transition obligation	4	22	—	—

Net periodic benefit cost	$482	$1,563	$17	$13

The total amount of Company contributions to the defined benefit pension plans paid for the three months ended January 31, 2007 was $763. The Company expects estimated contributions to be $3,939 for the remainder of fiscal 2007. Pension expense in fiscal 2007 has decreased as a result of the closure of the Company’s Cleveland plant and the related freezing of benefits of the pension plan of the plant’s workforce and the freezing of benefits of the Company’s cash balance plan that covers all non-bargaining employees.

Under the Company’s employment agreement with the Company’s President and Chief Executive Officer, the Company established a supplemental executive retirement plan whereby the executive was entitled to a benefit of $1,868 at the end of the five-year employment agreement in January 2007. This liability was funded at January 31, 2007, in accordance with the agreement.

Note 9—Equity Matters

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. The service period over which the stock options vest is three years from the date of grant. Options expire over a period not to exceed ten years from the date of grant. There were no grants of stock options during fiscal 2006 or the first quarter of fiscal 2007. On February 14, 2007, options to purchase 156,000 shares were awarded to several officers and employees at an exercise price of $14.74. The following assumptions were used to compute the fair value of the stock options granted during fiscal 2005:

Fiscal 2005
Risk-free interest	4.45%
Expected life (in years)	6.0
Expected volatility factor	72.23%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the three months ended January 31, 2007 and 2006 was as follows:

	Fiscal 2007				Fiscal 2006
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	254,727	$4.83			665,291	$3.34
Options:
Granted	—				—
Exercised	(35,149)	$5.64		$388	(8,164)	$5.66		$62
Canceled	(2,000)	$13.06			—

Options outstanding at January 31	217,578	$4.62	6.38	$2,001	657,127	$3.31	7.04	$7,423

Exercisable at January 31	177,579	$3.04	5.93	$1,914	479,294	$2.34	6.65	$5,883

For the three months ended January 31, 2007 and 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $51 and $89, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the first quarter of fiscal 2007 and 2006. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $273 over the next two fiscal years, excluding the effect of the options most recently granted subsequent to January 31, 2007.

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

	Three months ended January 31,
	2007	2006
Net income available to common stockholders	$1,482	$4,575

Basic weighted average shares	16,331	15,949

Effect of dilutive securities:

Stock options	153	473

Diluted weighted average shares	16,484	16,422

Basic income per share	$0.09	$0.29

Diluted income per share	$0.09	$0.28

Comprehensive Income

Comprehensive income amounted to $1,344 and $4,565, net of tax, for the three months ended January 31, 2007 and 2006, respectively. In fiscal 2007, the difference between net income and comprehensive income is equal to the cumulative unrealized gains and losses on securities available for sale and the change in fair value of the interest rate collar. The securities available for sale were substantially liquidated in the first quarter of fiscal 2007 and the interest rate collar agreement concluded in January 2007. The difference between net income and comprehensive income for the three months ended January 31, 2006 is equal to the unrealized holding loss on securities available for sale and a change in the fair value of the interest rate collar.

Note 10—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Company, however, has carefully considered the probability of an adverse ruling and as a result has provided an accrual of $2,324 included in cost of sales in the consolidated statement of operations during the fourth quarter of fiscal 2006. There has been no new activity regarding this matter during the first quarter of fiscal 2007.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of equipment for the Company’s operations. The supplier sued the Company for failure to fulfill the obligations under the commitment. During the fourth quarter of fiscal 2006, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. The Company is appealing this decision. However, considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 in the fourth quarter of fiscal 2006, representing damages plus pre-judgment interest. There has been no new activity regarding this matter during the first quarter of fiscal 2007.

In addition to the matters discussed above, the Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims, other than those matters discussed above, would not materially affect its financial condition, results of operations or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first three months of fiscal 2007 declined by 10.4% and total North American car and light truck production for the first three months of fiscal 2007 decreased by 6.4%, in each case compared with production for the first three months of fiscal 2006.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At January 31, 2007, the Company’s facilities were operating at approximately 47.5% capacity, compared to 47.7% capacity at January 31, 2006. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company and MTD Products to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. If the Ohio Supreme Court upholds the decision of the Board of Tax Appeals, the Company will have to pay additional personal property tax for the 2001 through 2006 tax years in the approximate amount of $2,324, including interest and will have increased personal property tax expense through the 2008 tax year in connection with these assets. The Company has carefully considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006. There has been no new activity regarding this matter during the first quarter of fiscal 2007.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on current facts, the Company believes there is currently no impairment to the Company’s long-lived assets, except as discussed in Note 3 to the Condensed Consolidated Financial Statements.

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

For the twelve months ended October 31, 2006, the actual return on pension plans’ assets for all of the Company’s plans approximated 13.0% to 15.9%, which was a higher rate of return than the 7.25% to 7.50% expected rates of return on plan assets used to derive pension expense. The higher actual return on plans assets reflects the recovery of the equity markets experienced from depressed levels, which have existed since the end of 2001. Based on recent and projected market and economic conditions, the Company revised its estimate for the expected long-term return on its plan assets to 7.25% to 7.50% for fiscal 2006, from 7.25% to 8.00%, the assumptions used to derive fiscal 2005 expense.

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

Results of Operations

Three Months Ended January 31, 2007 Compared to Three Months Ended January31, 2006

REVENUES. Sales for the first quarter of fiscal 2007 were $147,625, an increase of $1,880 from last year’s first quarter sales of $145,745, or 1.3%. During the first quarter of fiscal 2007, sales improved as a result of new parts that the Company supplies for several new vehicle programs that began production during the latter part of the fourth quarter of fiscal 2006 and during the first quarter of fiscal 2007.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2007 was $11,588 compared to gross profit of $16,434 in the first quarter of fiscal 2006, a decrease of $4,846. Gross profit as a percentage of sales was 7.8% in the first quarter of fiscal 2007 compared to 11.3% for the same period a year ago. Gross profit in the first quarter of fiscal 2007 decreased compared to the first quarter of the previous year as a result of an increase in the material content of products sold during the first quarter of fiscal 2007. The effect of increased material content reduced gross profit by approximately $5,300. Gross profit in the first quarter of fiscal 2007 was also adversely affected by increased material costs including the effect of lower market prices for engineered scrap material during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The effect of lower market prices of engineered scrap reduced gross profit by approximately $1,700. Gross profit in the first quarter of fiscal 2007 compared to the prior year was favorably affected by the gross profit realized on increased sales of approximately $1,300. Lastly, gross profit was favorably affected by reduced manufacturing expenses. Manufacturing expenses declined by approximately $900 due to lower personnel and personnel related expenses of approximately $500 and lower depreciation of approximately $400.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $7,615 in the first quarter of fiscal 2007 were even with selling, general and administrative expenses of $7,619 in the same period of the prior year. As a percentage of sales, these expenses were 5.2% of sales in each first quarter period of fiscal 2007 and 2006.

OTHER. Interest expense for the first quarter of fiscal 2007 was $1,706, compared to interest expense of $1,488 during the first quarter of fiscal 2006. Interest expense increased from the prior year first quarter as a result of an increase in the interest rate and higher level of average borrowed funds in the first quarter of fiscal 2007 compared to the prior year. Borrowed funds averaged $105,418 during the first quarter of fiscal 2007 and the weighted average interest rate was 6.82%. In the first quarter of fiscal 2006, borrowed funds averaged $99,574 while the weighted average interest rate was 5.97%.

Other income, net was $275 for the first quarter of fiscal 2007. During the quarter, the Company liquidated most of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO. The obligation was paid on January 31, 2007 and the liquidation of the assets of the rabbi trust realized a gain of $208.

The provision for income taxes in the first quarter of fiscal 2007 was $1,073 on income before taxes of $2,555 for an effective tax rate of 42.0%. The provision for income taxes in the first quarter of fiscal 2006 was $2,804 on income before taxes of $7,379 for an effective tax rate of 38.0%. The effective tax rate in the first quarter of fiscal 2007 reflects the gradual elimination of the tax on income in the state of Ohio and the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004. Offsetting these favorable items was the loss of the Company’s Mexican subsidiary for which a tax benefit cannot be provided and the effect of executive compensation beyond the amount deductible for tax purposes.

NET INCOME. Net income for the first quarter of fiscal 2007 was $1,482, or $0.09 per share, diluted. Net income for the first quarter of fiscal 2006 was $4,575, or $0.28 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at January 31, 2007 was $30,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have improved from the margins in place at October 31, 2005 since the Company achieved an improved ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2007, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special distribution. The Board of Directors of the Company declared a special dividend of $2.50 per share, paid on January 19, 2007 to shareholders of record as of January 5, 2007. At January 31, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of January 31, 2007 and October 31, 2006, $307 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Amended Credit Agreement	Other Debt	Total
2008	$10,000	$2,448	$12,448
2009	10,000	528	10,528
2010	102,100	343	102,443
2011	—	353	353
2012	—	180	180

Total	$122,100	$3,852	$125,952

At January 31, 2007, total debt was $125,952 and total equity was $122,732, resulting in a capitalization rate of 50.6% debt, 49.4% equity. Current assets were $149,412 and current liabilities were $106,981, resulting in working capital of $42,431.

Current assets and liabilities reflect the liquidation of most of the assets in the Company’s rabbi trust and the use of those assets to fund the Company’s obligation under the employment agreement with the Company’s President and Chief Executive Officer. As part of the agreement, the Company had established a supplemental executive retirement plan whereby the executive received a benefit of $1,868 at the end of the five-year employment agreement in January 2007.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $9,185 in the first three months of fiscal 2007 compared to $13,063 in the first three months of fiscal 2006. The decrease of $3,878 reflects lower net income level in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Working capital changes since October 31, 2006 provided funds of $1,706. During the first quarter of fiscal 2007, accounts receivable have decreased by $3,007 and inventory decreased by $3,040 since the end of fiscal 2006. Considering the decrease in overdraft balances of $9,149, accounts payable, net have decreased $14,214, in line with the reduced level of production in the first quarter of fiscal 2007.

Capital expenditures in the first three months of fiscal 2007 were $2,128.

Financing activity in the first three months of fiscal 2007 reflects the borrowing of funds of $40,872 that were used to pay the aforementioned special dividend of $2.50 per share paid on January 19, 2007.

After considering letters of credit of $4,930 that the Company has issued, available funds under the Amended Credit Agreement were $27,970 at January 31, 2007. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through January 31, 2008 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $2,448 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of January 31, 2007, the Company had $122,100 outstanding under the Amended Credit Agreement. Based on January 31, 2007 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $118 for the three months ended January 31, 2007.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that resulted in fixing the interest rate on a portion of the term loan under the Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. The collar agreement terminated on January 12, 2007.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate collar agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three months ended January 31, 2007.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. As of January 31, 2007, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 22, 2007

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.