Form 10-Q
period 2007-04-30
SHILOH INDUSTRIES INC
filed 2007-05-24
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Number of shares of Common Stock outstanding as of May 21, 2007 was 16,351,366.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2007	October 31, 2006
ASSETS
Cash and cash equivalents	$186	$367
Accounts receivable, net of allowance for doubtful accounts of $682 and $680 at April 30, 2007 and October 31, 2006, respectively	96,366	99,433
Related-party accounts receivable	10,682	3,670
Income taxes receivable	979	2,015
Inventories, net	33,969	44,644
Deferred income taxes	6,517	6,431
Prepaid expenses	590	971
Investment in rabbi trust	—	1,677

Total current assets	149,289	159,208

Property, plant and equipment, net	210,886	221,823
Other assets	1,862	2,004

Total assets	$362,037	$383,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$11,919	$12,705
Accounts payable	70,199	77,474
Other accrued expenses	29,351	33,260
Accrued restructuring charges	649	750

Total current liabilities	112,118	124,189

Long-term debt	97,233	72,179
Deferred income taxes	16,234	16,237
Long-term benefit liabilities	11,177	7,987
Other liabilities	345	427

Total liabilities	237,107	221,019

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,351,366 and 16,313,883 shares issued and outstanding at April 30, 2007 and October 31, 2006, respectively	164	163
Paid-in capital	59,090	58,700
Retained earnings	81,452	118,791
Accumulated other comprehensive loss	(15,776)	(15,638)

Total stockholders’ equity	124,930	162,016

Total liabilities and stockholders’ equity	$362,037	$383,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Revenues	$155,917	$172,154	$303,542	$317,899
Cost of sales	140,341	152,746	276,378	282,056

Gross profit	15,576	19,408	27,164	35,843
Selling, general and administrative expenses	9,308	8,459	16,923	16,078
Restructuring charges	100	—	100	—

Operating income	6,168	10,949	10,141	19,765
Interest expense	2,043	1,506	3,749	2,995
Interest income	17	11	31	22
Other income, net	71	6	345	47

Income before income taxes	4,213	9,460	6,768	16,839
Provision for income taxes	2,162	2,107	3,235	4,911

Net income	$2,051	$7,353	$3,533	$11,928

Earnings per share:
Basic earnings per share	$.13	$.46	$.22	$.75

Basic weighted average number of common shares	16,351	15,967	16,341	15,958

Diluted earnings per share	$.12	$.45	$.21	$.73

Diluted weighted average number of common shares	16,477	16,467	16,481	16,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,533	$11,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,587	16,964
Asset impairment charges	59	—
Amortization of deferred financing costs	142	154
Deferred income taxes	(89)	(862)
Stock-based compensation expense	170	178
Loss on sale of assets	20	154
Changes in operating assets and liabilities:
Accounts receivable	(3,945)	(6,084)
Inventories	10,675	(10,144)
Prepaids and other assets	1,921	835
Payables and other liabilities	(6,143)	(8,341)
Income taxes receivable, and estimated payments	1,036	123

Net cash provided by operating activities	22,966	4,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,813)	(10,027)
Proceeds from sale of assets	14	289
Purchase of investment securities	—	(252)

Net cash used in investing activities	(3,799)	(9,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(508)	(465)
Payment of capital lease	(163)	(49)
(Decrease) Increase in overdraft balances	(2,965)	9,188
Proceeds from long-term borrowings	41,800	15,212
Repayments of long-term borrowings	(16,860)	(19,054)
Payment of dividends	(40,872)	—
Proceeds from exercise of stock options	204	174
Tax benefit on employee stock options and stock compensation	16	104

Net cash (used in) provided by financing activities	(19,348)	5,110

Net (decrease) increase in cash and cash equivalents	(181)	25
Cash and cash equivalents at beginning of period	367	661

Cash and cash equivalents at end of period	$186	$686

Supplemental Cash Flow Information:
Cash paid for interest	$3,675	$3,001
Cash paid for income taxes	$2,109	$5,410

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

Revenues and operating results for the six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note 3—Asset Impairment and Restructuring Charges

In October 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc. (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, is faced with declining business volumes. The two major customers at the Cleveland Stamping facility have balanced out programs for which the Company provided components during the first and second quarters of fiscal 2007. The Company therefore committed to a plan to cease operation of the Cleveland facility. As a result, the Company recorded an impairment charge to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. The Company also recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant and such amounts are subject to change based on future restructuring charges, as incurred. During the fourth quarter of fiscal 2006, the Company recorded the restructuring charges shown in the table below, in addition to asset impairment of $3,072. In the first quarter of fiscal 2007, the Company refined its estimate of asset impairments and recorded an additional charge of $59. In February 2007, the Company finalized negotiations with the employees of the Cleveland Stamping facility and recorded an additional charge of $100 for severance and benefits.

	Restructuring Reserves at October 31, 2006	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2007
Restructuring
Severance and benefits	$750	$100	$(201)	$649

Note 4—Inventories

Inventories consist of the following:

	April 30, 2007	October 31, 2006
Raw materials	$13,611	$17,937
Work-in-process	4,730	6,232
Finished goods	10,706	12,961

Total material	29,047	37,130
Tooling	4,922	7,514

Total inventory	$33,969	$44,644

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,198 and $2,238 at April 30, 2007 and October 31, 2006, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2007	October 31, 2006
Land and improvements	$8,530	$8,530
Buildings and improvements	103,914	103,814
Machinery and equipment	331,218	326,170
Furniture and fixtures	11,581	21,471
Construction in progress	7,652	8,775

Total, at cost	462,895	468,760
Less: Accumulated depreciation	252,009	246,937

Property, plant and equipment, net	$210,886	$221,823

Note 6—Financing Arrangements

Debt consists of the following:

	April 30, 2007	October 31, 2006
Amended and Restated Credit Agreement —interest at 7.35% and 6.81% at April 30, 2007 and October 31, 2006, respectively	$106,100	$80,300
Insurance broker financing agreement	—	508
State of Ohio promissory note	1,453	1,612
Two-year notes	1,335	2,035
Capital lease debt	264	429

Total debt	109,152	84,884
Less: Current debt	11,919	12,705

Total long-term debt	$97,233	$72,179

The weighted average interest rate of all debt excluding the capital lease debt was 6.94% and 6.88% for the three and six months ended April 30, 2007, respectively. The weighted average interest rate of all debt excluding the capital lease debt was 6.23% and 6.08% for the three and six months ended April 30, 2006, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at April 30, 2007 was $27,500.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 2.00%. The margins for the revolving credit facility and the term loan have increased from the margins in place at October 31, 2006 because the Company’s ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement, increased in January 2007 related to additional borrowed funds (see below).

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2007, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $2.50 per share, paid on January 19, 2007 to shareholders of record as of January 5, 2007. At April 30, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of April 30, 2007 and October 31, 2006, $0 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

After considering letters of credit of $4,930 that the Company has issued, available funds under the Amended Credit Agreement were $41,470 at April 30, 2007. Overdraft balances were $19,743 and $22,708 at April 30, 2007 and October 31, 2006, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 7—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of April 30, 2007, there were no foreign currency forward exchange contracts outstanding.

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

Note 8—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2007 and 2006 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended April 30,		Three months ended April 30
	2007	2006	2007	2006
Service cost	$405	$944	$2	$3
Interest cost	1,237	907	16	15
Expected return on plan assets	(1,360)	(917)	—	—
Recognized net actuarial loss	305	545	42	37
Amortization of prior service cost	25	81	(43)	(42)
Amortization of transition obligation	4	21	—	—

Net periodic benefit cost	$616	$1,581	$17	$13

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Service cost	$898	$1,871	$4	$6
Interest cost	2,501	1,813	31	30
Expected return on plan assets	(2,720)	(1,835)	—	—
Recognized net actuarial loss	610	1,091	85	74
Amortization of prior service cost	49	162	(87)	(84)
Amortization of transition obligation	9	43	—	—

Net periodic benefit cost	$1,347	$3,145	$33	$26

The total amount of Company contributions to the defined benefit pension plans paid for the six months ended April 30, 2007 was $1,880. The Company expects estimated contributions to be $771 for the remainder of fiscal 2007. Pension expense in fiscal 2007 has decreased as a result of the closure of the Company’s Cleveland plant and the related freezing of benefits of the pension plan of the plant’s workforce and the freezing of benefits of the Company’s cash balance plan that covers all non-bargaining employees.

Under the Company’s employment agreement with the Company’s President and Chief Executive Officer, the Company established a supplemental executive retirement plan whereby the executive was entitled to a benefit of $1,868 at the end of the five-year employment agreement in January 2007. This liability was funded at January 31, 2007, in accordance with the agreement.

Note 9—Equity Matters

Effective November 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company adopted the modified-prospective-transition method and accordingly has not restated amounts in prior interim periods and fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon historical rates for the Company.

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. The service period over which the stock options vest is three years from the date of grant. Options expire over a period not to exceed ten years from the date of grant. There were no grants of stock options during fiscal 2006. On February 14, 2007, options to purchase 156,000 shares were awarded to several officers and employees at an exercise price of $14.74. The following assumptions were used to compute the fair value of the stock options granted on February 14, 2007:

Fiscal 2007
Risk-free interest	4.70%
Expected life (in years)	6.0
Expected volatility factor	68.88%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the six months ended April 30, 2007 and 2006 was as follows:

	Fiscal 2007				Fiscal 2006
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	254,727	$4.83			665,291	$3.34
Options:
Granted	156,000	$14.74			—
Exercised	(37,817)	$5.57		$409	(31,538)	$5.51		$334
Canceled	(3,334)	$11.42		$38	(1,334)	$8.96		$15

Options outstanding at April 30	369,576	$8.88	7.67	$1,338	632,419	$3.22	6.78	$10,616
Exercisable at April 30	174,911	$3.02	5.67	$1,320	527,252	$2.00	6.42	$9,496

At April 30, 2007, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and six months ended April 30, 2007, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $119 and $170, respectively. For the three and six months ended April 30, 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $89 and $178, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in fiscal 2007 and 2006. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $1,363 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and six month period ended April 30, 2007, 179 and 108 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six month period ended April 30, 2006, 5 and 13 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net income available to common stockholders	$2,051	$7,353	$3,533	$11,928

Basic weighted average shares	16,351	15,967	16,341	15,958
Effect of dilutive securities:
Stock options	126	500	140	490

Diluted weighted average shares	16,477	16,467	16,481	16,448

Basic income per share	$.13	$.46	$.22	$.75

Diluted income per share	$.12	$.45	$.21	$.73

Comprehensive Income

Comprehensive income amounted to $2,051 and $7,413, net of tax, for the three months ended April 30, 2007 and 2006, respectively, and $3,395 and $11,977, net of tax, for the six months ended April 30, 2007 and 2006, respectively. In fiscal 2007, the difference between net income and comprehensive income is equal to the cumulative unrealized gains and losses on securities available for sale and the change in fair value of the interest rate collar. The securities available for sale were liquidated in the first half of fiscal 2007 and the interest rate collar agreement concluded in January 2007. The difference between net income and comprehensive income for the six months ended April 30, 2006 is equal to the unrealized holding loss on securities available for sale and a change in the fair value of the interest rate collar.

Note 10—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Company, however, has carefully considered the probability of an adverse ruling and as a result has provided an accrual of $2,324 included in cost of sales in the consolidated statement of operations during the fourth quarter of fiscal 2006. There has been no new activity regarding this matter during the first half of fiscal 2007.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of equipment for the Company’s operations. The supplier sued the Company for failure to fulfill the obligations under the commitment. During the fourth quarter of fiscal 2006, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. The Company is appealing this decision. However, considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 in the fourth quarter of fiscal 2006, representing damages plus pre-judgment interest. There has been no new activity regarding this matter during the first half of fiscal 2007.

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and have filed post-trial motions including a motion for a new trial and other relief. They will vigorously appeal any final constructive fraudulent conveyance judgments if the court denies the post-trial motions. The Company believes that there are valid grounds to reverse, or reduce the damages applicable to, the portion of any final judgments relating to the constructive fraudulent conveyance claims on appeal. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,000 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict against Sectional Stamping, Inc.

The table below summarizes the legal reserves recorded at April 30, 2007 and October 31, 2006. These amounts are reported in the accrued expenses in the accompanying consolidated balance sheets. The reserves have been updated to accrue interest.

Item	Reserve April 30, 2007	Reserve October 31, 2006
Ohio Personal Property Tax Valuation	$2,426	$2,324
Alleged commitment to purchase equipment	$2,772	$2,726
Valley City Steel, LLC	$2,000	$—

	$7,198	$5,050

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first half of fiscal 2007 declined by 9.6% and total North American car and light truck production for the first half of fiscal 2007 decreased by 5.4%, in each case compared with production for the first half of fiscal 2006. According to industry statistics, traditional domestic manufacturer production for the second quarter of fiscal 2007 declined by 7.7% and total North American car and light truck production for the second quarter of fiscal 2007 decreased by 4.1%, in each case compared with production for the second quarter of fiscal 2006.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At April 30, 2007, the Company’s facilities were operating at approximately 49.6% capacity, compared to 50.3% capacity at April 30, 2006. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel program. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including capacity constraints, higher raw material costs and the weakening of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company and MTD Products to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. If the Ohio Supreme Court upholds the decision of the Board of Tax Appeals, the Company will have to pay additional personal property tax for the 2001 through 2006 tax years in the approximate amount of $2,324, including interest and will have increased personal property tax expense through the 2008 tax year in connection with these assets. The Company has carefully considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006. There has been no new activity regarding this matter during the first half of fiscal 2007.

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately

$1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and have filed post-trial motions including a motion for a new trial and other relief. They will vigorously appeal any final constructive fraudulent conveyance judgments if the court denies the post-trial motions. The Company believes that there are valid grounds to reverse, or reduce the damages applicable to, the portion of any final judgments relating to the constructive fraudulent conveyance claims on appeal. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,000 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict against Sectional Stamping, Inc.

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

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at six years and has utilized historical volatility, most recently 68.88%. The Company determines the volatility and risk free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, the Company has estimated forfeitures based upon historical rates for the Company. If actual forfeitures materially differ from the estimate, the share-based compensation expense could be materially different.

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

For the twelve months ended October 31, 2006, the actual return on pension plans’ assets for all of the Company’s plans approximated 13.0% to 15.9%, which was a higher rate of return than the 7.25% to 7.50% expected rates of return on plan assets used to derive pension expense. The higher actual return on plans assets reflects the current performance of the assets of the plans.

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

Results of Operations

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

REVENUES. Sales for the second quarter of fiscal 2007 were $155,917, a decrease of $16,237 from last year’s second quarter sales of $172,154, or 9.4%. Sales decreased during the second quarter of fiscal 2007 as a result of reduced production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the traditional domestic manufacturers, which includes some of the Company’s largest customers. Sales were also reduced by the conclusion of two programs for the automotive customers at the Company’s Cleveland Stamping facility that is currently being shut down. According to industry statistics, traditional domestic manufacturer production for the second quarter of fiscal 2007 declined by 7.7% and total North American car and light truck production for the second quarter of fiscal 2007 decreased by 4.1%, in each case compared with production for the second quarter of fiscal 2006.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2007 was $15,576 compared to gross profit of $19,408 in the second quarter of fiscal 2006, a decrease of $3,832. Gross profit as a percentage of sales was 10.0% in the second quarter of fiscal 2007 compared to 11.3% for the same period a year ago. Gross profit in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was adversely affected by the lower volume of sales in the quarter and the absence of the related gross profit of approximately $5,300. Gross profit in the second quarter of fiscal 2007 was also adversely affected by increased material content of products sold of approximately $2,750. These reductions of gross profit were offset by reduced manufacturing expenses. Manufacturing expenses for the second quarter of fiscal 2007 declined from the previous year by $4,124. Personnel and personnel related expenses decreased by approximately $3,000, manufacturing supplies, expenses and repair materials decreased by approximately $800 and depreciation expense decreased by approximately $425. These reductions were offset by increased utility expenses during the second quarter. The personnel and personnel related expense reductions include the effect of freezing the Company’s cash balance pension plan for non-bargaining employees and the reduction of personnel related to the announced closure of the Company’s Cleveland Stamping facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $9,308 in the second quarter of fiscal 2007 increased by $849 compared to $8,459 in the same period of the prior year. During the second quarter of fiscal 2007, the Company provided a reserve of $2,000 for the Valley City Steel Litigation based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 that the Company paid to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict. Selling, general and administrative expenses were further reduced as a result of lower depreciation expense of approximately $223 and lower personnel related expenses of $178 that are attributable to the Company’s freezing of its cash balance pension plan for non-bargaining employees.

OTHER. Interest expense for the second quarter of fiscal 2007 was $2,043, compared to interest expense of $1,506 during the second quarter of fiscal 2006. Interest expense increased from the prior year second quarter as a result of an increase in the interest rate and higher level of average borrowed funds in the second quarter of fiscal 2007 compared to the prior year. Borrowed funds averaged $117,552 during the second quarter of fiscal 2007 and the weighted average interest rate was 6.94%. In the second quarter of fiscal 2006, borrowed funds averaged $97,396 while the weighted average interest rate was 6.23%.

Other income, net was $71 for the second quarter of fiscal 2007 compared to $6 for the second quarter of fiscal 2006. During the second quarter of fiscal 2007, the Company liquidated the remainder of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO. The gain upon final liquidation was $30 in the second quarter of fiscal 2007. The balance of other income net was a gain due to foreign currency transactions in Mexico recorded by the Company’s Mexican subsidiary.

The provision for income taxes in the second quarter of fiscal 2007 was $2,162 on income before taxes of $4,213 for an effective tax rate of 51.3%. The provision for income taxes in the second quarter of fiscal 2006 was $2,107 on income before taxes of $9,460 for an effective tax rate of 22.3%. The effective tax rate in the second quarter of fiscal 2007 reflects an increase in the Company’s estimate of the effective tax rate for all of fiscal 2007. The rising effective tax rate is the result of continued losses of the Company’s Mexican subsidiary for which a tax benefit cannot be provided, and the effect of executive compensation beyond the amount deductible for tax purposes.

In addition, the effective tax rate during the second quarter of fiscal 2006 was low reflecting several factors, including the gradual elimination of the tax on income in the state of Ohio, the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004 and the ability of the Company to utilize credits for the investment that the Company had made in machinery and equipment in previous years to reduce taxes payable in Ohio. Furthermore, the Company had provided a valuation allowance for these tax credits based on, first, the uncertainty of the Company’s ability to realize the credits during the Company’s previous period of operating losses and, secondly, the uncertainty of utilization as the constitutionality of the credits in Ohio was challenged. The Company’s return to profitability resolved the first issue. The latter condition was resolved based upon a favorable U.S. Supreme Court ruling. As a result, the Company recorded a benefit in the tax provision of $1,488 representing the benefit related to tax credits in the State of Ohio during the second quarter of fiscal 2006.

NET INCOME. Net income for the second quarter of fiscal 2007 was $2,051, or $0.12 per share, diluted. Net income for the second quarter of fiscal 2006 was $7,353, or $0.45 per share, diluted.

Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006

REVENUES. Sales for the first six months of fiscal 2007 were $303,542, a decrease of $14,357, or 4.5%, from last year’s first six month sales of $317,899. For the first half of fiscal 2007, North American automotive and light truck production decreased by 5.4% compared to the first half of fiscal 2006, while production of traditional domestic manufacturers declined 9.6% compared to the first half of fiscal 2006. For the first six months of fiscal 2007, the Company’s sales reflect sales for several new vehicle programs that launched late in fiscal 2006 and early fiscal 2007, causing the Company’s sales decrease to be less than the overall industry car build decrease.

GROSS PROFIT. Gross profit for the first six months of fiscal 2007 was $27,164 compared to gross profit of $35,843 in the first half of fiscal 2006, a decrease of $8,679. Gross profit as a percentage of sales was 8.9% in the first half of fiscal 2007 compared to 11.3% in the same period a year ago.

For the first six months of fiscal 2007 gross profit was reduced as a result of lower sales volume compared to the prior year first six-month period. The effect of reduced sales on gross profit was approximately $4,300. Gross profit was also reduced by an increase in the material content of sales during the first half of fiscal 2007 compared to the first half of fiscal 2006 in the approximate amount of $7,300. Gross profit was adversely affected by increased material costs, including the effect of lower market prices for engineered scrap material during the first half of fiscal year 2007 compared to the first half of fiscal 2006. The effect of lower scrap prices in the first half of fiscal 2007 reduced gross profit by approximately $1,870. The negative effect on gross profit of reduced sales volume and increased material costs were offset partially by lower manufacturing expenses. Manufacturing expenses for the first six months of fiscal 2007 declined from the same period of the previous year by $5,107. Personnel and personnel related expenses decreased by approximately $3,500, including the effect of the freezing of the Company’s cash balance pension plan for non-bargaining employees and the reduction of personnel related to the announced closure of the Company’s Cleveland Stamping facility. In addition, manufacturing supplies, expenses and repair materials decreased by approximately $800 and depreciation expense decreased by approximately $830.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $16,923 or 5.6% of sales in the first six months of fiscal 2007 compared to $16,078, or 5.1% in the same period of the prior year. The increase in selling, general and administrative expenses of $845 resulted from the provision of a reserve of $2,000 for litigation decided against the Company. During the second quarter of fiscal 2007, the Company provided a reserve of $2,000 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 that the Company paid to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict. Selling, general and administrative expenses were further effected by lower depreciation expense of approximately $488 and lower personnel related expenses of $277 that are attributable to the Company’s freezing of its cash balance pension plan for non-bargaining employees, and increased legal and professional fees of approximately $410.

OTHER. For the first six months of fiscal 2007, interest expense was $3,749, an increase of $754 from interest expense of $2,995 in the first six months of fiscal 2006. The increase in interest expense compared to the prior year six-month period resulted from a higher level of average borrowed funds and an increase in the interest rate. Borrowed funds averaged $106,663 during the first six months of fiscal 2007 and the weighted average interest rate was 6.88%. For the first six months of fiscal 2006, borrowed funds averaged $99,356 while the weighted average interest rate was 6.08%.

Other income was $345 for the first half of fiscal 2007, compared to $47 in the first half of fiscal 2006. The majority of the other income is the result of the Company’s liquidation of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO.

In the first six months of fiscal 2007 the provision for income taxes was $3,235 on income before taxes of $6,768 for an effective tax rate of 47.8%. The provision for income taxes in the first half of fiscal 2006 was $4,911 on income before taxes of $16,839 for an effective tax rate of 29.2%. The effective tax rate for fiscal 2007 reflects the continued losses of the Company’s Mexican subsidiary for which no tax benefit can be recorded, and the effect of executive compensation beyond the amount deductible for tax purposes. The effective tax rate in fiscal 2006 was unusually low reflecting several factors including the gradual elimination of the tax on income in the state of Ohio, the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004 and the ability of the Company to utilize credits for the investment that the Company had made in machinery and equipment in previous years to reduce taxes payable in Ohio. Furthermore, the Company had provided a valuation allowance for these tax credits based on, first, the uncertainty of the Company’s ability to realize the credits during the Company’s previous period of operating losses and, secondly, the uncertainty of utilization as the constitutionality of the credits in Ohio was challenged. The Company’s return to profitability resolved the first issue. The latter condition was resolved based upon a favorable U.S. Supreme Court ruling. As a result, the Company recorded a benefit in the tax provision of $1,488 representing the benefit related to the tax credits in the state of Ohio.

NET INCOME. Net income for the first six months of fiscal 2007 was $3,533, or $.21 per share, diluted. Net income for the first six months of fiscal 2006 was $11,928, or $.73 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at April 30, 2007 was $27,500.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 2.00%. The margins for the revolving credit facility and the term loan have increased from the margins in place at October 31, 2006 because the Company’s ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement, increased in January 2007 related to additional borrowed funds (see below).

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2007, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special distribution. The Board of Directors of the Company declared a special dividend of

$2.50 per share, paid on January 19, 2007 to shareholders of record as of January 5, 2007. At April 30, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 6.67% and requires monthly payments of $103 through April 2007. In June 2005, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 4.99% and requires monthly payments of $94 through April 2006. As of April 30, 2007 and October 31, 2006, $0 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Amended Credit Agreement	Other Debt	Total
2008	$10,000	$1,919	$11,919
2009	10,000	341	10,341
2010	86,100	346	86,446
2011	—	356	356
2012	—	90	90

Total	$106,100	$3,052	$109,152

At April 30, 2007, total debt was $109,152 and total equity was $124,930, resulting in a capitalization rate of 46.6% debt, 53.4% equity. Current assets were $149,289 and current liabilities were $112,118, resulting in working capital of $37,171.

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

Cash was generated by net income and by expenses charged to earnings that do not require a current outlay of cash amounting to $19,422 in the first six months of fiscal 2007 compared to $28,516 in the first six months of fiscal 2006. The decrease of $9,094 reflects lower net income and depreciation in the first half of fiscal 2007 compared to the first half of fiscal 2006.

Working capital changes since October 31, 2006 provided funds of $3,544. During the first half of fiscal 2007, accounts receivable have increased by $3,945 and inventory decreased by $10,675 since the end of fiscal 2006. Considering the decrease in overdraft balances of $2,965, accounts payable, net have decreased $7,275, in line with the reduced level of production in the first half of fiscal 2007.

Capital expenditures in the first six months of fiscal 2007 were $3,813.

Financing activity in the first six months of fiscal 2007 reflects the borrowing of funds of $40,872 that were used to pay the aforementioned special dividend of $2.50 per share paid on January 19, 2007. In addition, the Company has used funds generated from operations to repay debt of $17,531 in the first six months of fiscal 2007.

After considering letters of credit of $4,930 that the Company has issued, available funds under the Amended Credit Agreement were $41,470 at April 30, 2007. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through April 30, 2008 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $1,919 on other debt and the pending outcome of the contingent legal matters presently before the Company. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of April 30, 2007, the Company had $106,100 outstanding under the Amended Credit Agreement. Based on April 30, 2007 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $145 and $256 for the three and six months ended April 30, 2007.

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

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. As of April 30, 2007, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

10.16	Change in Control Severance Agreement between Theodore K. Zampetis and Shiloh Industries, Inc., dated February 5, 2007.

10.17	Change in Control Severance Agreement between Stephen E. K. Graham and Shiloh Industries, Inc., dated February 5, 2007.

10.18	Change in Control Severance Agreement between James F. Keys and Shiloh Industries, Inc., dated February 5, 2007.

10.19	Change in Control Severance Agreement between Anthony M. Parente and Shiloh Industries, Inc., dated February 5, 2007.

10.20	Change in Control Severance Agreement between James R. Walker and Shiloh Industries, Inc., dated February 5, 2007.

10.21	Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Stephen E. Graham
Stephen E. Graham
Chief Financial Officer

Date: May 24, 2007

EXHIBIT INDEX

10.16	Change in Control Severance Agreement between Theodore K. Zampetis and Shiloh Industries, Inc., dated February 5, 2007.

10.17	Change in Control Severance Agreement between Stephen E. K. Graham and Shiloh Industries, Inc., dated February 5, 2007.

10.18	Change in Control Severance Agreement between James F. Keys and Shiloh Industries, Inc., dated February 5, 2007.

10.19	Change in Control Severance Agreement between Anthony M. Parente and Shiloh Industries, Inc., dated February 5, 2007.

10.20	Change in Control Severance Agreement between James R. Walker and Shiloh Industries, Inc., dated February 5, 2007.

10.21	Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.