Form 10-Q
period 2007-07-31
SHILOH INDUSTRIES INC
filed 2007-08-23
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Number of shares of Common Stock outstanding as of August 20, 2007 was 16,354,699.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2007	October 31, 2006
ASSETS
Cash and cash equivalents	$432	$367
Accounts receivable, net of allowance for doubtful accounts of $569 and $680 at July 31, 2007 and October 31, 2006, respectively	73,425	99,433
Related-party accounts receivable	2,147	3,670
Income taxes receivable	863	2,015
Inventories, net	36,325	44,644
Deferred income taxes	6,302	6,431
Prepaid expenses	1,334	971
Investment in rabbi trust	—	1,677

Total current assets	120,828	159,208

Property, plant and equipment, net	205,116	221,823
Other assets	1,793	2,004

Total assets	$327,737	$383,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$12,057	$12,705
Accounts payable	57,637	77,474
Other accrued expenses	28,459	33,260
Accrued restructuring charges	408	750

Total current liabilities	98,561	124,189

Long-term debt	74,249	72,179
Deferred income taxes	16,003	16,237
Long-term benefit liabilities	11,606	7,987
Other liabilities	306	427

Total liabilities	200,725	221,019

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,354,699 and 16,313,883 shares issued and outstanding at July 31, 2007 and October 31, 2006, respectively	164	163
Paid-in capital	59,495	58,700
Retained earnings	83,129	118,791
Accumulated other comprehensive loss	(15,776)	(15,638)

Total stockholders’ equity	127,012	162,016

Total liabilities and stockholders’ equity	$327,737	$383,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Revenues	$132,988	$144,584	$436,530	$462,483
Cost of sales	120,521	132,357	396,899	414,413

Gross profit	12,467	12,227	39,631	48,070
Selling, general and administrative expenses	7,885	8,933	24,808	25,011
Restructuring charges	—	—	100	—

Operating income	4,582	3,294	14,723	23,059
Interest expense	2,038	1,540	5,786	4,535
Interest income	20	17	50	38
Other (expense) income, net	(24)	331	321	379

Income before income taxes	2,540	2,102	9,308	18,941
Provision for income taxes	863	893	4,098	5,804

Net income	$1,677	$1,209	$5,210	$13,137

Earnings per share:
Basic earnings per share	$.10	$.07	$.32	$.82

Basic weighted average number of common shares	16,354	16,129	16,345	16,015

Diluted earnings per share	$.10	$.07	$.32	$.80

Diluted weighted average number of common shares	16,481	16,475	16,480	16,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,210	$13,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,665	25,579
Asset impairment charges	59	—
Amortization of deferred financing costs	210	229
Deferred income taxes	(105)	(858)
Stock-based compensation expense	322	267
Loss on sale of assets	21	72
Changes in operating assets and liabilities:
Accounts receivable	27,531	28,707
Inventories	8,319	(14,804)
Prepaids and other assets	1,177	81
Payables and other liabilities	(19,729)	(17,990)
Income taxes receivable, and estimated payments	1,151	(2,127)

Net cash provided by operating activities	47,831	32,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,430)	(15,745)
Proceeds from sale of assets	17	518
Purchase of investment securities	—	(252)

Net cash used in investing activities	(6,413)	(15,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	922	1,008
Repayments of short-term borrowings	(773)	(666)
Payment of capital lease	(248)	(232)
Decrease in overdraft balances	(2,376)	(110)
Proceeds from long-term borrowings	41,800	15,427
Repayments of long-term borrowings	(40,279)	(32,258)
Payment of dividends	(40,872)	—
Proceeds from exercise of stock options	234	299
Tax benefit on employee stock options and stock compensation	239	193

Net cash used in financing activities	(41,353)	(16,339)

Net increase in cash and cash equivalents	65	475
Cash and cash equivalents at beginning of period	367	661

Cash and cash equivalents at end of period	$432	$1,136

Supplemental Cash Flow Information:
Cash paid for interest	$5,497	$4,649
Cash paid for income taxes	$2,651	$8,524

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

Revenues and operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact SFAS 158 will have on its consolidated financial statements. Based on information as of October 31, 2006, the Company estimates that the impact of adopting SFAS 158 would reduce assets and stockholders’ equity by approximately $1,078, the amount of long-term pension assets.

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

	Restructuring Reserves at October 31, 2006	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2007
Restructuring
Severance and benefits	$750	$100	$(442)	$408

Note 4—Inventories

Inventories consist of the following:

	July 31, 2007	October 31, 2006
Raw materials	$15,835	$17,937
Work-in-process	5,555	6,232
Finished goods	10,191	12,961

Total material	31,581	37,130
Tooling	4,744	7,514

Total inventory	$36,325	$44,644

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,596 and $2,238 at July 31, 2007 and October 31, 2006, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2007	October 31, 2006
Land and improvements	$8,530	$8,530
Buildings and improvements	104,028	103,814
Machinery and equipment	333,037	326,170
Furniture and fixtures	11,482	21,471
Construction in progress	7,983	8,775

Total, at cost	465,060	468,760
Less: Accumulated depreciation	259,944	246,937

Property, plant and equipment, net	$205,116	$221,823

Note 6—Financing Arrangements

Debt consists of the following:

	July 31, 2007	October 31, 2006
Amended and Restated Credit Agreement —interest at 7.36% and 6.81% at July 31, 2007 and October 31, 2006, respectively	$83,200	$80,300
Insurance broker financing agreement	658	508
State of Ohio promissory note	1,373	1,612
Two-year notes	897	2,035
Capital lease debt	178	429

Total debt	86,306	84,884
Less: Current debt	12,057	12,705

Total long-term debt	$74,249	$72,179

The weighted average interest rate of all debt excluding the capital lease debt was 7.26% and 7.00% for the three and nine months ended July 31, 2007, respectively. The weighted average interest rate of all debt excluding the capital lease debt was 6.79% and 6.28% for the three and nine months ended July 31, 2006, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at July 31, 2007 was $25,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 2.00%. The margins for the revolving credit facility and the term loan have increased from the margins in place at October 31, 2006 because the Company’s ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement, increased in January 2007 related to additional borrowed funds (see below).

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2007, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $2.50 per share, paid on January 19, 2007 to shareholders of record as of January 5, 2007. At July 31, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and requires monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of July 31, 2007 and October 31, 2006, $658 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

After considering letters of credit of $4,930 that the Company has issued, available funds under the Amended Credit Agreement were $61,870 at July 31, 2007. Overdraft balances were $20,332 and $22,708 at July 31, 2007 and October 31, 2006, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 7—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of July 31, 2007, there were no foreign currency forward exchange contracts outstanding.

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

Note 8—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended July 31,		Three months ended July 31,
	2007	2006	2007	2006
Service cost	$351	$858	$2	$3
Interest cost	790	906	16	15
Expected return on plan assets	(848)	(917)	—	—
Recognized net actuarial loss	502	545	42	37
Amortization of prior service cost	25	81	(43)	(42)
Amortization of transition obligation	4	22	—	—

Net periodic benefit cost	$824	$1,495	$17	$13

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Service cost	$1,249	$2,729	$6	$9
Interest cost	3,291	2,720	47	45
Expected return on plan assets	(3,568)	(2,752)	—	—
Recognized net actuarial loss	1,112	1,636	(130)	112
Amortization of prior service cost	74	242	127	(126)
Amortization of transition obligation	13	65	—	—

Net periodic benefit cost	$2,171	$4,640	$50	$40

The total amount of Company contributions to the defined benefit pension plans paid for the nine months ended July 31, 2007 was $2,650. The Company does not expect to make any contributions during the remainder of fiscal 2007. Pension expense in fiscal 2007 has decreased as a result of the closure of the Company’s Cleveland plant and the related freezing of benefits of the pension plan of the plant’s workforce and the freezing of benefits of the Company’s cash balance plan that covers all non-bargaining employees.

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

Fiscal 2007
Risk-free interest	4.70%
Expected life (in years)	6.0
Expected volatility factor	68.88%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the nine months ended July 31, 2007 and 2006 was as follows:

	Fiscal 2007				Fiscal 2006
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	255	$4.83			665	$3.34
Options:
Granted	156	$14.74			—
Exercised	(41)	$5.85		$409	(305)	$2.29		$5,158
Canceled	(9)	$10.85		$16	(1)	$8.96		$15

Options outstanding at July 31	361	$8.85	7.42	$1,592	359	$4.21	6.69	$4,676
Exercisable at July 31	171	$2.86	5.37	$1,564	266	$2.28	6.07	$3,976

At July 31, 2007, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and nine months ended July 31, 2007, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $152 and $322, respectively. For the three and nine months ended July 31, 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $89 and $267, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in fiscal 2007 and 2006. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $1,211 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine month period ended July 31, 2007, 165 and 123 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine month period ended July 31, 2006, 6 and 11 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net income available to common stockholders	$1,677	$1,209	$5,210	$13,137

Basic weighted average shares	16,354	16,129	16,345	16,015
Effect of dilutive securities:
Stock options	127	346	135	439

Diluted weighted average shares	16,481	16,475	16,480	16,454

Basic income per share	$.10	$.07	$.32	$.82

Diluted income per share	$.10	$.07	$.32	$.80

Comprehensive Income

Comprehensive income amounted to $1,677 and $1,129, net of tax, for the three months ended July 31, 2007 and 2006, respectively, and $5,072 and $13,106, net of tax, for the nine months ended July 31, 2007 and 2006, respectively. In fiscal 2007, the difference between net income and comprehensive income is equal to the cumulative unrealized gains and losses on securities available for sale and the change in fair value of the interest rate collar. The securities available for sale were liquidated in the first half of fiscal 2007 and the interest rate collar agreement concluded in January 2007. The difference between net income and comprehensive income for the nine months ended July 31, 2006 is equal to the unrealized holding loss on securities available for sale and a change in the fair value of the interest rate collar.

Note 10—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Company, however, has carefully considered the probability of an adverse ruling and as a result has provided an accrual of $2,324 included in cost of sales in the consolidated statement of operations during the fourth quarter of fiscal 2006. This matter is scheduled for oral arguments before the Supreme Court of Ohio on October 17, 2007.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of equipment for the Company’s operations. The supplier sued the Company for failure to fulfill the obligations under the commitment.

During the fourth quarter of fiscal 2006, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. The Company is appealing this decision. However, considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 in the fourth quarter of fiscal 2006, representing damages plus pre-judgment interest. There has been no new activity regarding this matter during the first nine months of fiscal 2007.

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

The table below summarizes the legal reserves recorded at July 31, 2007 and October 31, 2006. These amounts are reported in the accrued expenses in the accompanying consolidated balance sheets. The reserves have been updated to accrue interest.

Item	Reserve July 31, 2007	Reserve October 31, 2006
Ohio Personal Property Tax Valuation	$2,503	$2,324
Alleged commitment to purchase equipment	$2,806	$2,726
Valley City Steel, LLC	$2,030	$—

	$7,339	$5,050

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, DaimlerChrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first nine months of fiscal 2007 declined by 7.3% and total North American car and light truck production for the first nine months of fiscal 2007 decreased by 3.4%, in each case compared with production for the first nine months of fiscal 2006. According to industry statistics, traditional domestic manufacturer production for the third quarter of fiscal 2007 declined by 3.1% while total North American car and light truck production for the third quarter of fiscal 2007 increased by 1.1%, in each case compared with production for the third quarter of fiscal 2006.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At July 31, 2007, the Company’s facilities were operating at approximately 50.0% capacity, compared to 48.4% capacity at July 31, 2006. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including capacity constraints, higher raw material costs and the weakening of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company and MTD Products to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company is currently appealing the decision of the Board of Tax Appeals to the Ohio Supreme Court. If the Ohio Supreme Court upholds the decision of the Board of Tax Appeals, the Company will have to pay additional personal property tax for the 2001 through 2006 tax years in the approximate amount of $2,324, including interest and will have increased personal property tax expense through the 2008 tax year in connection with these assets. The Company has carefully considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006. This matter is scheduled for oral arguments before the Supreme Court of Ohio on October 17, 2007.

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional

Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and have filed post-trial motions including a motion for a new trial and other relief. They will vigorously appeal any final constructive fraudulent conveyance judgments if the court denies the post-trial motions. The Company believes that there are valid grounds to reverse, or reduce the damages applicable to, the portion of any final judgments relating to the constructive fraudulent conveyance claims on appeal. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,000 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict against Sectional Stamping, Inc. There has been no new activity regarding this matter during the third quarter of fiscal 2007.

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

Results of Operations

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

REVENUES. Sales for the third quarter of fiscal 2007 were $132,988, a decrease of $11,596, or 8.0% from last year’s third quarter sales of $144,584. The sales decrease was led by the loss of sales at the Company’s Cleveland Stamping facility where the conclusion of two major automotive programs and the conclusion of other business has led to the closure of this facility. Sales also decreased as a result of the decline in heavy truck production that had previously experienced strong demand before the effect of new industry emission standards on January 1, 2007 and as a result of lower demand in lawn and garden products. The reductions in sales for Cleveland Stamping, heavy truck, and lawn and garden were offset by additional sales for new automotive programs. According to industry statistics, traditional domestic automotive manufacturer production for the third quarter of fiscal 2007 declined by 3.1% while total North American car and light truck production for the third quarter of fiscal 2007 increased by 1.1%, in each case compared with production for the third quarter of fiscal 2006.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2007 was $12,467 compared to gross profit of $12,227 in the third quarter of fiscal 2006, an increase of $240. Gross profit as a percentage of sales was 9.4% in the third quarter of fiscal 2007 compared to 8.5% for the same period a year ago. Gross profit in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was adversely affected by the lower volume of sales in the quarter and the absence of the related gross profit of approximately $2,800. Gross profit was also adversely affected by lower engineered scrap recovery during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The revenue from the sale of engineered scrap has declined since the prior year third quarter period as a result of reduced tonnage related to the decrease of sales of product and lower prices for engineered scrap. The effect of reduced engineered scrap revenue on material cost during the third quarter of fiscal 2007 was approximately $2,900. In the third quarter of fiscal 2007, gross profit was favorably affected by the change in material content in sales and reduced manufacturing expenses compared to the third quarter of fiscal 2006. The material content in the fiscal 2007 third quarter sales declined, improving profitability by $1,550. Manufacturing expenses declined in the current third quarter period compared to the prior year by $4,400. Personnel and personnel related expenses decreased by approximately $2,100, repair expenses and manufacturing supplies decreased by approximately $1,300, property taxes declined by approximately $500 and utilities and depreciation expense each decreased by approximately $200. The personnel and personnel related expense reductions include the effect of freezing the Company’s cash balance pension plan for non-bargaining employees and the reduction of personnel related to the announced closure of the Company’s Cleveland Stamping facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $7,885 in the third quarter of fiscal 2007 decreased by $1,048 compared to $8,933 in the same period of the prior year. As a percentage of sales, these expenses were 5.9% in the third quarter of fiscal 2007, compared to 6.2% of sales in the third quarter of fiscal 2006. Selling, general and administrative expenses were reduced as a result of decreased professional service fees in fiscal 2007 compared to fiscal 2006 when the Company was first required to comply with the certification requirements under Section 404 of the Sarbanes-Oxley Act. Also, depreciation expense in the third quarter of fiscal 2007 declined from the third quarter of fiscal 2006. The effect of these items was approximately $1,050.

OTHER. Interest expense for the third quarter of fiscal 2007 was $2,038, compared to interest expense of $1,540 during the third quarter of fiscal 2006. Interest expense increased from the prior year third quarter as a result of an increase in the interest rate and higher level of average borrowed funds in the third quarter of fiscal 2007 compared to the prior year. Borrowed funds averaged $97,729 during the third quarter of fiscal 2007 and the weighted average interest rate was 7.26%. In the third quarter of fiscal 2006, borrowed funds averaged $92,970 while the weighted average interest rate was 6.79%.

Other expense, net was $24 for the third quarter of fiscal 2007 compared to other income, net of $331 for the third quarter of fiscal 2006. During the third quarter of fiscal 2006, the income resulted from the sale of securities that the Company acquired while recovering a bad debt.

The provision for income taxes in the third quarter of fiscal 2007 was $863 on income before taxes of $2,540 for an effective tax rate of 34.0%. The effective tax rate in the third quarter of fiscal 2007 reflects the provision for federal and local taxes at normal rate and the absence of tax benefit to the Company for the losses of the Company’s Mexican subsidiary offset by recognition of research and development tax credits related to prior years that are being claimed by amending the tax returns for those years.

The provision for income taxes in the third quarter of fiscal 2006 was $893 on income before taxes of $2,102 for an effective tax rate of 42.5%. The effective tax rate during the third quarter of fiscal 2006 reflected the gradual elimination of the tax on income in the state of Ohio and the estimated benefit of the domestic production activities deduction provided by the American Jobs Creation Act of 2004. Offsetting these favorable items was losses of the Company’s Mexican subsidiary for which a tax benefit cannot be provided.

NET INCOME. Net income for the third quarter of fiscal 2007 was $1,677, or $0.10 per share, diluted. Net income for the third quarter of fiscal 2006 was $1,209, or $0.07 per share, diluted.

Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006

REVENUES. Sales for the first nine months of fiscal 2007 were $436,530, a decrease of $25,953, or 5.6%, from last year’s first nine-month sales of $462,483. The decrease in sales was attributed to the loss of business at the Company’s Cleveland Stamping facility that is being closed and to the decline in heavy truck production following the effect of new engine emission standards that went into effect on January 1, 2007. These sales declines were offset by new automotive product sales. For the first nine-month period of fiscal 2007, North American automotive and light truck production decreased by 3.4% and the production of traditional domestic manufacturers declined 7.3%, all according to published industry statistics and in comparison to the nine-month period of fiscal 2006.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2007 was $39,631 compared to gross profit of $48,070 in the first nine months of fiscal 2006, a decrease of $8,439, or 17.6%. Gross profit as a percentage of sales was 9.1% in the first nine months of fiscal 2007 compared to 10.4% in the same period a year ago. Gross profit in the first nine months of fiscal 2007 declined on the lower volume of sales during this period the effect of which was a reduction of gross profit of approximately $7,100. Gross profit was also reduced by the increased content of material in the products produced and sold during the first nine months of fiscal 2007 compared to the prior year. The effect of greater material content on gross profit was a decrease of $6,100. Lastly, gross profit decreased due to a lower recovery of engineered scrap during the first nine months of fiscal 2007 compared to the prior year nine-month period of approximately $4,800. These factors were offset by reduced manufacturing expenses of approximately $9,500 in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Personnel and personnel related expenses decreased by approximately $5,550, manufacturing supplies, expenses and repair materials decreased by approximately $2,000 and depreciation, taxes and utilities decreased by approximately $1,800. The decreases in manufacturing expenses for the first nine months of fiscal 2007 were the result of cost reduction efforts in response to reduced production volumes, including the closure of the Company’s Cleveland Stamping facility and the effect of freezing the Company’s cash balance pension plan for non-bargaining employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $24,808 in the first nine months of fiscal 2007, a decline of $203 compared to $25,011 in the same period of the prior year. As a percentage of sales, these expenses were 5.7% in the first nine months of fiscal 2007 compared to 5.4% of sales in the first nine months of fiscal 2006. Selling, general and administrative expenses in the first nine months of 2007 included the provision of a reserve of $2,000 for litigation decided against the Company. During the second quarter of fiscal 2007, the Company provided a reserve of $2,000 for the Valley City Steel litigation based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 that the Company paid to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict. Selling, general and administrative expenses were further effected by lower depreciation expense of approximately $900 and lower professional fees of approximately $600.

OTHER. For the first nine months of fiscal 2007, interest expense was $5,786, an increase of $1,251 from interest expense of $4,535 in the first nine months of fiscal 2006. The increase in interest expense compared to the prior year nine-month period resulted from a higher level of average borrowed funds and an increase in the interest rate. Borrowed funds averaged $101,574 during the first nine months of fiscal 2007 and the weighted average interest rate was 7.00%. For the first nine months of fiscal 2006, borrowed funds averaged $96,272 while the weighted average interest rate was 6.28%.

Other income was $321 for the first nine months of fiscal 2007, compared to $379 in the first nine months of fiscal 2006. The majority of the other income in fiscal 2007 is the result of the Company’s liquidation of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO. In fiscal 2006, other income resulted from the sale of securities acquired while recovering a bad debt.

In the first nine months of fiscal 2007 the provision for income taxes was $4,098 on income before taxes of $9,308 for an effective tax rate of 44.0%. The effective tax rate for fiscal 2007 reflects the inability to provide tax benefit on the losses of the Company’s Mexican subsidiary, offset by the recognition of research and development tax credits related to prior year that are being realized by amending the tax returns of these years.

The provision for income taxes in the first nine months of fiscal 2006 was $5,804 on income before taxes of $18,941 for an effective tax rate of 30.6%. The effective tax rate in fiscal 2006 reflected the recognition of $1,488 of tax credits in the State of Ohio whose utilization was resolved as the result of court proceedings and the profitability of the Company.

NET INCOME. Net income for the first nine months of fiscal 2007 was $5,210, or $0.32 per share, diluted. Net income for the first nine months of fiscal 2006 was $13,137, or $0.80 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at July 31, 2007 was $25,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 2.00%. The margins for the revolving credit facility and the term loan have increased from the margins in place at October 31, 2006 because the Company’s ratio of funded debt to EBITDA, as defined in the Amended Credit Agreement, increased in January 2007 related to additional borrowed funds (see below).

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2007, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special distribution. The Board of Directors of the Company declared a special dividend of $2.50 per share, paid on January 19, 2007 to shareholders of record as of January 5, 2007. At July 31, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and requires monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies. The financing transaction bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of July 31, 2007 and October 31, 2006, $658 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Amended Credit Agreement	Other Debt	Total
2008	$10,000	$2,057	$12,057
2009	10,000	341	10,341
2010	63,200	348	63,548
2011	—	360	360
2012	—	—	—

Total	$83,200	$3,106	$86,306

At July 31, 2007, total debt was $86,306 and total equity was $127,012, resulting in a capitalization rate of 40.5% debt, 59.5% equity. Current assets were $120,828 and current liabilities were $98,561, resulting in working capital of $22,267.

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

Cash was generated by net income and by expenses charged to earnings that do not require a current outlay of cash amounting to $29,382 in the first nine months of fiscal 2007 compared to $38,426 in the first nine months of fiscal 2006. The decrease of $9,044 reflects lower net income and depreciation in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.

Working capital changes since October 31, 2006 provided funds of $18,449. During the first nine months of fiscal 2007, accounts receivable have decreased by $27,531 and inventory decreased by $8,319 since the end of fiscal 2006. Considering the decrease in overdraft balances of $2,376, accounts payable, net have decreased $19,837, in line with the reduced level of production in the first nine months of fiscal 2007.

Capital expenditures in the first nine months of fiscal 2007 were $6,430.

Financing activity in the first nine months of fiscal 2007 reflects the borrowing of funds of $40,872 that were used to pay the aforementioned special dividend of $2.50 per share paid on January 19, 2007. In addition, the Company has used funds generated from operations to repay debt of $40,378 in the first nine months of fiscal 2007.

After considering letters of credit of $4,930 that the Company has issued, available funds under the Amended Credit Agreement were $61,870 at July 31, 2007. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through July 31, 2008 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $2,057 on other debt and the pending outcome of the contingent legal matters presently before the Company. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of July 31, 2007, the Company had $83,200 outstanding under the Amended Credit Agreement. Based on July 31, 2007 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $122 and $375 for the three and nine months ended July 31, 2007.

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

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. As of July 31, 2007, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

10.16	Change in Control Severance Agreement between Theodore K. Zampetis and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.17	Change in Control Severance Agreement between Stephen E. K. Graham and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.18	Change in Control Severance Agreement between James F. Keys and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.19	Change in Control Severance Agreement between Anthony M. Parente and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.20	Change in Control Severance Agreement between James R. Walker and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.21	Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Stephen E. Graham
Stephen E. Graham
Chief Financial Officer

Date: August 23, 2007

EXHIBIT INDEX

10.16	Change in Control Severance Agreement between Theodore K. Zampetis and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.17	Change in Control Severance Agreement between Stephen E. K. Graham and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.18	Change in Control Severance Agreement between James F. Keys and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.19	Change in Control Severance Agreement between Anthony M. Parente and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.20	Change in Control Severance Agreement between James R. Walker and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.21	Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007 is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.