Form 10-K
period 2007-10-31
SHILOH INDUSTRIES INC
filed 2007-12-20
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 202, 103 Foulk Road, Wilmington, Delaware 19803

(Address of principal executive offices—zip code)

(302) 656-1950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:

None

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $10.38 per share as reported by the Nasdaq Global Market, was approximately $52,622,573. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 14, 2007 was 16,354,699.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Shiloh is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking, welded blank and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior steel components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. Engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness or coating that are welded together utilizing both mash seam resistance and laser welding.

The Company’s complex stampins and modular assemblies include components used in the structural and powertrain systems of a vehicle. Structural systems include body-in-white applications and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans and transmission pans. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fifteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

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

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2007	2006	2005
	(dollars in thousands)
Complex stampings and modular assemblies	$209,202	$222,947	$219,011
Engineered welded blanks	238,938	229,450	247,642
Blanking	90,202	111,134	119,574
Tools, dies, steel processing, scrap, and other	52,072	56,844	48,352

Total	$590,414	$620,375	$634,579

The Company’s complex stamping operations produce engineered stampings and modular assemblies. Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three-dimensional parts. The Company produces complex stamped parts using precision single stage, progressive, deep draw and transfer dies, which the Company either designs and manufactures or sources from third parties. Some stamping operations also provide value-added processes such as welding, assembly and painting capabilities. The Company’s complex stampings and assemblies are principally used as components for body-in-white, powertrain, seat frames and other structural body components for automobiles.

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

Customers

The Company produces blanked and stamped parts and processed flat-rolled steel for a variety of industrial customers. The Company supplies steel blanks, stampings and modular assemblies primarily to North American automotive manufacturers and stampings to Tier I automotive suppliers. The Company also supplies blanks and stampings to manufacturers in the lawn and garden and heavy duty truck and trailer industries. Finally, the Company processes flat-rolled steel for a number of primary steel producers.

The Company’s largest customer is General Motors Corporation (“General Motors”). The Company has been working with General Motors for more than 20 years and operates a vendor-managed program to supply blanks, which program includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and, over the past five years, supplying engineered welded blanks. As a result of the acquisition of MTD Automotive in November 1999, Ford Motor Company (“Ford”) became another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies. The Company also does business with Chrysler LLC (“Chrysler”), and sales to Chrysler grew to exceed 10% of consolidated revenues in fiscal 2004. The Company supplies Chrysler with engineered welded blanks, blanks, and deep draw stampings.

In fiscal 2007, General Motors accounted for approximately 40.4% of the Company’s revenues. No other individual customer accounted for more than 10% of the Company’s revenues in fiscal 2007.

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

Competition

Competition for sales of steel blanks and stampings is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and Chrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assemblies business are Narmco Group, Midwest Stamping and Manufacturing Company, Ogihara America Corporation, Gestamp North America Inc. and Midway Products Group. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities. Competitors for engineered welded blanks include Noble International, Ltd., TWB Co., LLC, Powerlaser Ltd., Procoil Corp. and L&W Engineering. The significant areas of competition with these companies are product quality, price, delivery, location and engineering capabilities.

Employees

As of November 30, 2007, the Company had approximately 1,770 employees. An aggregate of approximately 270 employees at three of the Company’s subsidiaries are covered by three collective bargaining agreements that are due to expire in August 2008, June 2011 and November 2012.

Backlog

A significant portion of the Company’s business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered technically firm. Backlog, therefore, is not a meaningful indicator of future performance.

Seasonality

The Company typically experiences decreased revenue and operating income during its first fiscal quarter of each year, usually resulting from generally lower overall automobile production during November and December. The Company’s revenues and operating income in its third fiscal quarter can also be affected by the typically lower automobile production activities in July due to manufacturers’ plant shutdowns and new model changeovers of production lines.

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

ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its impact on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. As of October 31, 2003, all of the Company’s facilities were ISO 14001 certified. The Company has completed the certification process at each of its ten manufacturing facilities for the latest and highest international quality standard for the automotive industry, ISO/TS 16949:2002. The Company believes this certification will be a market requirement for doing business in the future in the automotive industry.

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

Revenues from the Company’s foreign subsidiary in Mexico were $10.8 million, $19.3 million and $37.9 million and for fiscal years 2007, 2006 and 2005, respectively. These revenues represent 2% of total revenues for fiscal 2007, 3% of total revenue for fiscal year 2006 and 6% of total revenue for fiscal year 2005. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $17.4 million, $18.7 million and $19.1 million at October 31, 2007, 2006 and 2005, respectively. The consolidated long-lived assets of the Company totaled $200.9 million, $223.8 million and $244.6 million at October 31, 2007, 2006 and 2005, respectively.

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

Demand for the Company’s products is affected by, among other things, the relative strength or weakness of the automotive industry. The automotive industry is highly cyclical and may be adversely affected by international competition. In addition, the automotive industry is significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. In fiscal 2007, General Motors accounted for approximately 40.4% of the Company’s revenues and overall automotive industry sales were 80.9%. The loss of a portion of business to any major customers could have a material adverse effect on the Company’s financial condition, cash flow and results of operations. The Company cannot offer assurance that it will maintain or improve relationships in the industry or that it will continue to supply customers at current levels.

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

Operating problems in the Company’s business may materially adversely affect the Company’s financial condition and results of operations.

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

Subsidiary	Facility Name	Location	Square Footage		Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000		1955	Blanking/Tool and Die Production

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	255,000		1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	254,000		2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000		1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000		1990	Other Steel Processing/ Administration

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	250,000		1999	Complex Stamping and Modular Assembly

Shiloh Automotive, Inc.	Cleveland Manufacturing	Parma, Ohio	342,000	(1)	1999	Complex Stamping and Modular Assembly/ Administration

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000		1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000		1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly/ Sales and Marketing/ Engineering and Development

Greenfield Die & Manufacturing Corp.	Troy Technical Center	Troy, Michigan	1,900	(2)	2005	Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500		1998	Blanking/Engineered Welded Blanks

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000		2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000		2000	Engineered Welded Blanks/Complex Stamping and Modular Assembly

(1)	The Parma facility, which is leased to the Company by MTD Products Inc, has been closed.
(2)	The Troy Technical Center is leased to the Company.

Item 3.	Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

The following information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 68 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. Mr. Zampetis is 62 years old.

Stephen E. Graham, Chief Financial Officer.    Mr. Graham was named Chief Financial Officer in October 2001. Mr. Graham is 50 years old.

James F. Keys, Senior Vice President of Advanced Technology/Sales and Marketing.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. Mr. Keys is 54 years old.

Anthony M. Parente, Vice President, Manufacturing Operations.     Mr. Parente was named Vice President of Manufacturing Operations in October 2006. He started his career at MTD Automotive as an electrical apprentice in 1979 and joined the Company through its acquisition of MTD Automotive in 1999. He progressed effectively through different technical assignments. He was appointed Plant Manager of the Ohio Welded Blank Plant in 2001, and was promoted to the position of Group General Manager three years later. Mr. Parente is 46 years old.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol “SHLO.” On December 14, 2007, the closing price for the Company’s Common Stock was $9.40 per share.

The Company’s Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2007 and 2006.

	2007		2006
Quarter	High	Low	High	Low
1st	$19.26	$13.08	$15.25	$12.34
2nd	$14.77	$8.62	$20.27	$14.12
3rd	$14.93	$8.64	$20.95	$14.59
4th	$12.68	$9.51	$17.13	$13.06

As of the close of business on December 14, 2007, there were 103 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company did not repurchase any of the Company’s equity securities during fiscal 2007.

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

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended October 31, 2007 are derived from the audited consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended October 31,
(Amounts in thousands, except per share)	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Revenues	$590,414	$620,375	$634,579	$638,501	$584,298

Operating income	$24,129	$15,891	$42,673	$39,664	$21,345

Income before cumulative effect of accounting change	$9,550	$7,118	$26,752	$18,759	$5,576
Cumulative effect of accounting change	—	—	—	—	(1,963)

Net income	$9,550	$7,118	$26,752	$18,759	$3,613

EARNINGS PER SHARE:
Basic earnings per share:
Net income before cumulative effect of accounting change	$0.58	$0.44	$1.69	$1.18	$0.35
Cumulative effect of accounting change	—	—	—	—	(0.13)

Net income	$0.58	$0.44	$1.69	$1.18	$0.22

Basic weighted average number of common shares	16,348	16,078	15,915	15,646	15,246
Diluted earnings per share:
Net income before cumulative effect of accounting change	$0.58	$0.43	$1.64	$1.15	$0.35
Cumulative effect of accounting change	—	—	—	—	(0.13)

Net income	$0.58	$0.43	$1.64	$1.15	$0.22

Diluted weighted average number of common shares	16,481	16,429	16,421	16,156	15,482
OTHER DATA:
Capital expenditures	$9,262	$19,361	$22,394	$13,945	$22,123
Depreciation, amortization and asset impairment charges	32,010	37,503	35,119	33,137	29,590
BALANCE SHEET DATA (as of period end):
Working capital (deficit)	$21,015	$35,019	$26,392	$1,448	$(13,657)
Total assets	341,110	383,035	394,793	399,181	389,205
Total long-term debt	64,563	72,179	92,384	100,329	137,838
Other long-term obligations	22,044	24,651	28,282	30,803	14,999
Stockholders’ equity	135,263	162,016	150,334	129,561	111,155

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Sustainable Business Model

The following narrative, which includes, among other things, a description of the results of operations of the Company for fiscal 2007 compared to fiscal 2006 and fiscal 2006 compared to fiscal 2005, reports significant variations and improvements in the Company’s results since 2002 and prior, except for several unusual events in fiscal 2006 related to asset impairment, restructuring, and resolution of several contingencies. These results are the outcome of instituting a new sustainable business model for the Company built upon the concepts of process characterization and process optimization throughout the organization. Process characterization is based on self-analysis of the business processes of the Company by the process owners, who are the people in the organization responsible for the success or failure of that process. Process optimization represents the response to seeking a way to perform a business process in a more productive or efficient manner. Logically applying these steps requires establishing priorities in order that the most serious and rewarding issues are addressed sooner rather than later. Examples of the application of the concepts of process characterization and process optimization include identifying and overcoming causes of equipment downtime, reducing die changeover time, coil yield analysis, and obstacles to the accurate transmission of electronic data interchange.

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

During fiscal 2003, once stabilized, the Company began the process of renewal, capitalizing on its key capabilities. This phase continued throughout 2004. Fiscal 2005 began with the renewal phase continuing and leading to an emphasis on profitable growth during 2005 and beyond. The application of the Company’s sustainable business model continued to be the focus of the Company’s management for fiscal 2007. As noted below under “Forward-Looking Statements,” the future success of the Company depends upon, among other factors, continuing to successfully institute this strategic initiative.

General

The Company is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for fiscal 2007 declined by 5.9% and total North American car and light truck production for fiscal 2007 declined 2.1% from the production of fiscal 2006.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At October 31, 2007, the Company’s facilities were operating at approximately 52.5% capacity. The

Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been increasing recently for several reasons, including consolidation of supply, capacity restraints, higher raw material costs and the fluctuations of the U.S. dollar in relation to foreign currencies. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. The Company has committed to cease operation of the Cleveland Stamping facility. As a result, the Company recorded an impairment charge related to the long-lived assets of the Company’s Cleveland Stamping facility. See Note 2 to the consolidated financial statements for a discussion of impairment charges recorded in fiscal 2007 and 2006.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. When determining the discount rate, the Company considers the most recent available interest rates on Moody’s Aa Corporate bonds with maturities of at least twenty years as of year-end. Based upon this analysis, the Company increased the discount rate used to measure its pension and post-retirement liabilities to 6.00% at October 31, 2007 from 5.77% at October 31, 2006. A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $107.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $155.

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

For the twelve months ended October 31, 2007, the actual return on pension plans’ assets for all of the Company’s plans approximated 13.6% to 15.2%, which was a higher rate of return than the 7.25% to 7.50% expected rates of return on plan assets used to derive pension expense.

If the amount of the accumulated benefit obligation in excess of the fair value of plan assets is large enough, the Company may be required, by law to make additional contributions to the pension plans. Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.

Results of Operations

Year Ended October 31, 2007 Compared to Year Ended October 31, 2006

Revenues.    Sales for fiscal 2007 were $590,414, a decrease of $29,961, or 4.8% from fiscal 2006 sales of $620,375. The sales decrease since fiscal 2006 reflects the overall reduction in North American car and light truck production that has occurred primarily during the second and third quarters of fiscal 2007 and a reduction in heavy truck and lawn and garden equipment demand experienced in fiscal 2007. The sales decrease also reflects the closure of the Company’s Cleveland Stamping facility, where production of parts for two major customers concluded during the first and second quarters of fiscal 2007. According to industry statistics, North American car and light truck production for fiscal 2007 was 2.1% below the production levels of fiscal 2006. For the traditional domestic manufacturers, the Company’s largest customers through direct sales or sales to Tier I suppliers, the production of cars and light trucks in fiscal 2007 was 5.9% below the production levels of fiscal 2006.

Gross Profit.    Gross profit for fiscal 2007 was $57,167, a decrease of $1,090 from the gross profit of fiscal 2006 of $58,257. As a percentage of sales, gross profit in fiscal 2007 was 9.7% compared to 9.4% in fiscal 2006. Gross profit for fiscal 2007 declined on the lower volume of sales in fiscal 2007 compared to fiscal 2006. The effect on gross profit of the reduced fiscal 2007 sales volume was approximately $8,400. Gross profit was also adversely affected by the increased material content in the products produced and sold during fiscal 2007 compared to the prior fiscal year. The effect of greater material content on gross profit was a decrease of approximately $5,000. Gross profit was further reduced by less recovery of engineered scrap in fiscal 2007 compared to fiscal 2006, the effect of which was a reduction in gross profit of approximately $4,400. These negative factors were offset by reduced manufacturing expenses of approximately $16,700 in fiscal 2007 compared to fiscal 2006. Personnel and personnel related expenses decreased approximately $9,100, manufacturing supplies, expenses and repair materials decreased by approximately $2,300, utilities decreased by $450, depreciation expense decreased by approximately $1,400 and personal property and real estate taxes decreased by $3,450 in fiscal 2007 compared to fiscal 2006. The provision for personal property taxes in 2006 included a reserve of $2,324 for a matter contested with the Ohio Board of Tax Appeals concerning the Company’s acquisition of the automotive division of MTD Products Inc. Fiscal 2007 reflects the absence of the fiscal 2006 charge and a negotiated resolution of another personal property tax valuation issue concerning jigs, dies and fixtures at an amount less than the Company accrued. The reduction in manufacturing expenses in fiscal 2007 compared to fiscal 2006, exclusive of the personal property tax matters, were the result of cost reduction efforts implemented in response to reduced production volumes, including the closure of the Company’s Cleveland Stamping facility and the effect of freezing the Company’s cash balance pension plan for non-bargaining employees.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $32,801 or 5.6% of fiscal 2007 sales. For fiscal 2006, selling general and administrative expenses were $37,669 or 6.1% of fiscal 2006 sales. In fiscal 2007, selling general and administrative expenses decreased by $4,868 from fiscal 2006, which included expenses related to two contingencies for which reserves were provided in the fourth quarter of fiscal 2006.

In connection with the bankruptcy of a steel supplier the Company had asserted that its obligations to the supplier were properly offset by amounts that the supplier owed to the Company. The Company’s position was not sustained in court proceedings and as a result the Company and the supplier negotiated a settlement of $907 in September 2006 that was recorded in the fourth quarter in selling, general and administrative expenses.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of certain equipment. The supplier sued the Company for failure to fulfill the obligations under the alleged commitment. During the fourth quarter, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. The Company is appealing this decision. However, considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 representing damages plus pre-judgment interest. This amount was charged to selling, general and administrative expenses.

In fiscal 2007, selling, general and administrative fees were further reduced by lower depreciation expense and lower professional fees, offset by increasing personnel and personnel related expenses.

Asset Impairment and Restructuring Charge.    In October 2006, management presented to the Board of Directors an assessment of the business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, was faced with declining business volumes. The two major customers of the Cleveland Stamping facility have balanced out programs for which the Company provides components during the first and second quarters of fiscal 2007. The Company committed to a plan to cease operation of the Cleveland facility. As a result, the Company recorded an impairment charge of $3,072 to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. During fiscal 2007, the Company incurred further asset impairment charges of $137 related to resolution of issues related to the remaining long-lived assets at the Company’s Cleveland Stamping facility.

In fiscal 2006, the Company also recorded a restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. The restructuring charge was $1,625. In February 2007, the Company finalized negotiations with the employees of the Cleveland Stamping facility and recorded an additional charge of $100 for severance and benefits.

Other.    Interest expense for fiscal 2007 was $7,486, an increase of $1,403 from interest expense of $6,083 incurred in fiscal 2006. The increase in interest expense compared to the prior fiscal year resulted from a higher level of average borrowed funds and an increase in the interest rate. Borrowed funds averaged $96,453 during fiscal 2007 and the weighted average interest rate was 7.00%. In fiscal 2006, the average of borrowed funds was $93,807, with a weighted average interest rate of 6.36%.

Other income was $442 for fiscal 2007 and is comparable to fiscal 2006.

The provision for income taxes for fiscal 2007 was $7,535 on income before taxes of $17,085, for an effective tax rate of 44.1%. The effective tax rate for fiscal 2007 reflects the inability of the Company to provide tax benefit on the losses of the Company’s Mexican subsidiary, offset by the recognition of research and development tax credits related to the current year and to prior years that are being realized by amending the tax returns of those years.

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

Net Income.    Net income for fiscal 2007 was $9,550 or $0.58 per share, basic and diluted. In fiscal 2006, net income was $7,118, or $0.44 per share, basic and $0.43 per share, diluted.

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

Liquidity and Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balances of the term loan and revolving credit facility at October 31, 2007 were $22,500 and $51,100, respectively.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan have increased from the margins in place at October 31, 2006 because the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, (EBITDA) (as defined in the Amended Credit Agreement) increased in January 2007 related to additional borrowed funds (see below).

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At October 31, 2007, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On December 20, 2006, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $2.50 per share, paid on January 19, 2007 to shareholders of record as of January 5, 2007. At October 31, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and requires monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of October 31, 2007 and 2006, $496 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheet.

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

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2008	$10,000	$1,411	$11,411
2009	10,000	342	10,342
2010	53,600	351	53,951
2011	—	270	270
2012	—	—	—
2013 and thereafter	—	—	—

Total	$73,600	$2,374	$75,974

At October 31, 2007, total debt was $75,974 and total equity was $135,263, resulting in a capitalization rate of 36.0% debt, 64.0% equity. Current assets were $140,255 and current liabilities were $119,240 resulting in working capital of $21,015.

In accordance with the five-year employment agreement between the Company and the President and Chief Executive Officer, in January 2007 the Company liquidated the assets of its rabbi trust, realizing a gain of $243 included in other income in the accompanying consolidated statement of operations. The proceeds of the liquidation were used to fund the supplemental executive retirement plan for the President and Chief Executive Officer in the amount of $1,868.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $39,912 in fiscal 2007 compared to $43,525 in fiscal 2006. The decrease of $3,613 reflects increased net income, lower depreciation and amortization, lower asset impairment charges and a reduction in the net deferred tax liability position.

Working capital changes since October 31, 2006 have provided funds of $22,039. Since October 31, 2006, accounts receivable have decreased by $2,980. The decrease in accounts receivable reflect the lower level of sales during fiscal 2007. Inventory at October 31, 2007 decreased by $12,299 since the end of fiscal 2006 and reflects the billing of funds incurred for customer tooling programs and the adjustment of inventory levels to current sales demand. Prepaids and other assets and payables and other liabilities reflect the liquidation of the assets of the Company’s rabbi trust and the use of those proceeds to fund the Company’s obligation to its CEO for the supplemental executive retirement plan, established as part of the CEO’s employment agreement. Additionally, payables and other liabilities reflect a reduced current pension obligation due to improved funding of the Company’s defined benefit pension plans. Considering the decrease in overdraft balances of $5,637, accounts payable, net have increased $378.

Capital expenditures in fiscal 2007 were $9,262.

Financing activity in fiscal 2007 reflects the borrowing of funds of $40,872 that were used to pay the aforementioned special dividend of $2.50 per share paid on January 19, 2007. In addition, the Company has used funds generated from operations to repay debt of $54,931 in fiscal 2007.

After considering letters of credit of $5,654 that the Company has issued, available funds under the Amended Credit Agreement were $68,246 at October 31, 2007. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through October 31, 2007 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $1,411 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

As of October 31, 2007, the Company has $2,855 of commitments for capital expenditures, commitments under non-cancelable operating leases aggregating $13,021 and $83 committed under capital lease obligations. These capital expenditures in 2008 are for the support of current and new business, expected increases in existing business, and enhancements of production.

The following table reflects the Company’s contractual obligations and commercial commitments as of October 31, 2007. Commercial commitments include standby letters of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by the Company.

Contractual Obligations and Commitments

(amounts in thousands)

		Payment due by period
	Total	2008	2009	2010	2011	2012	2013 and thereafter
Insurance broker financing agreement, including interest	$496	$496	$—	$—	$—	$—	$—
Credit facility	73,600	10,000	10,000	53,600	—	—	—
Interest expense on credit facility(1)	8,073	4,487	2,641	945	—	—	—
Purchase obligations(2)	56,814	56,814	—	—	—	—	—
Capital leases, including interest	83	81	2	—	—	—	—
Operating leases	13,021	2,542	2,496	2,194	1,999	1,977	1,813
Current funding for pension and post-retirement benefits(3)	526	526	—	—	—	—	—
Other long-term obligations, including interest	1,880	877	365	365	273	—	—

Total contractual obligations	$154,493	$75,823	$15,504	$57,104	$2,272	$1,977	$1,813

Capital expenditure commitments	$2,855	$—	$—	$—	$—	$—	$—
Letters of credit	5,654	—	—	—	—	—	—

Total commitments	$8,509	$—	$—	$—	$—	$—	$—

(1)	Future interest expense was computed based upon forecasted and scheduled future principal repayments. Interest rates as of October 31, 2007 were assumed to decrease in future periods due to improvement in the Company’s leverage ratio.
(2)

In the ordinary course of business, the Company authorizes its suppliers to supply the Company with the materials necessary to fulfill its obligation to supply released production schedules to its automotive customers. The Company’s authorizations to its suppliers amounted to approximately $57 million as of October 31, 2007, and are included in the Contractual Obligations and Commitments table above under Purchase Obligations. The Company’s releases from its customers for products containing such material amounted to approximately $81 million at October 31, 2007.

(3)	Amount represents expected contributions to the Company’s defined benefit pension and post-retirement plans for the year ending October 31, 2008. Future expected amounts have not been disclosed as such amounts are dependent upon the annual actuarial valuation of pension plan assets and liabilities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Standards

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact that FIN 48 could have on its financial position and results of operations when adopted and the Company estimates, at this time, that the adoption could result in a charge to beginning retained earnings at November 1, 2007, in the range of approximately $1,500 to $2,500.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. See footnote 9 for discussion of the effect of SFAS 158 on the Company’s financial position, results of operations and cash flows.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results for the past three years.

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

(Dollar amounts in thousands)

The Company’s major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of October 31, 2007, the Company had $73,600 outstanding under the Amended Credit Agreement. Based on October 31, 2007 debt levels, a 50 basis point change in interest rates would impact interest expense by approximately $479 annually.

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

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the years ended October 31, 2007, 2006 and 2005. The deferred gains on the hedge were recognized in net income upon termination of the hedge in the first quarter of fiscal 2007.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. There were no foreign currency forward exchange contracts outstanding at October 31, 2007. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 8.	Financial Statements and Supplementary Data

The following Financial Statement Schedule for the three years ended October 31, 2007 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	66

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

The management of Shiloh Industries, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management believes that, as of October 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessments of the effectiveness of internal control over financial reporting as of October 31, 2007 have been audited by Grant Thornton LLP, an independent registered public accounting firm, who expressed unqualified opinion as stated in their report, a copy of which is included in this annual report.

/s/    Theodore K. Zampetis

President and Chief Executive Officer

/s/    Stephen E. Graham

Chief Financial Officer

December 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Shiloh Industries, Inc.

We have audited Shiloh Industries, Inc. (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and its subsidiaries as of October 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated December 19, 2007 expressed an unqualified opinion on those financial statements.

/s/    Grant Thornton LLP

Cleveland, Ohio

December 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheet of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the Company) as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Notes 1 and 9 to the consolidated financial statements, effective October 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Shiloh Industries, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated December 19, 2007 expressed an unqualified opinion thereon.

/s/    Grant Thornton LLP

Cleveland, Ohio

December 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheet of Shiloh Industries, Inc. and subsidiaries (the “Company”) as of October 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” effective November 1, 2005.

/s/    Deloitte & Touche LLP

Cleveland, Ohio

December 21, 2006

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	October 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$131	$367
Accounts receivable, net	97,985	99,433
Related party accounts receivable	2,138	3,670
Income tax receivable	—	2,015
Inventories, net	32,345	44,644
Deferred income taxes	6,691	6,431
Prepaid expenses	965	971
Investments in rabbi trust	—	1,677

Total current assets	140,255	159,208

Property, plant and equipment, net	199,845	221,823
Other assets	1,010	2,004

Total assets	$341,110	$383,035

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$11,411	$12,705
Accounts payable	77,852	77,474
Accrued income taxes	1,970	—
Other accrued expenses	27,756	33,260
Accrued restructuring charges	251	750

Total current liabilities	119,240	124,189

Long-term debt	64,563	72,179
Deferred income taxes	15,871	16,237
Long-term benefit liabilities	5,909	7,987
Other liabilities	264	427

Total liabilities	205,847	221,019

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2007 and 2006	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,354,699 and 16,313,883 shares issued and outstanding at October 31, 2007 and 2006, respectively	164	163
Paid-in capital	59,791	58,700
Retained earnings	87,469	118,791
Accumulated other comprehensive loss:
Pension related liability, net	(12,161)	(15,779)
Fair value of interest rate collar, net	—	3
Unrealized holding gain on investments, net	—	138

Total stockholders’ equity	135,263	162,016

Total liabilities and stockholders’ equity	$341,110	$383,035

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Years Ended October 31,
	2007	2006	2005
Revenues	$590,414	$620,375	$634,579
Cost of sales	533,247	562,118	554,732

Gross profit	57,167	58,257	79,847
Selling, general and administrative expenses	32,801	37,669	35,588
Asset impairment charges	137	3,072	1,586
Restructuring charges	100	1,625	—

Operating income	24,129	15,891	42,673
Interest expense	7,486	6,083	8,010
Interest income	68	45	145
Other (expense) income, net	374	389	(83)

Income before income taxes	17,085	10,242	34,725
Provision for income taxes	7,535	3,124	7,973

Net income	$9,550	$7,118	$26,752

Earnings per share:
Basic earnings per share	$0.58	$0.44	$1.69

Weighted average number of common shares	16,348	16,078	15,915

Diluted earnings per share	$0.58	$0.43	$1.64

Weighted average number of common shares	16,481	16,429	16,421

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended October 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,550	$7,118	$26,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,873	34,431	33,533
Amortization of deferred financing costs	277	305	1,783
Asset impairment charges	137	3,072	1,586
Non-cash restructuring charges and pension curtailment	—	1,426	—
Deferred income taxes	(2,391)	(3,553)	1,001
Stock-based compensation expense	418	321	—
Amortization of unearned compensation	—	—	106
Tax benefit on employee stock options and stock compensation	—	—	261
Loss on sale of assets	48	405	26
Changes in operating assets and liabilities:
Accounts receivable	2,980	10,872	(26,148)
Inventories	12,299	(14,986)	7,522
Prepaids and other assets	(263)	368	745
Payables and other liabilities	3,038	(1,759)	(31,019)
Accrued income taxes	3,985	(3,512)	1,848

Net cash provided by operating activities	61,951	34,508	17,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,262)	(19,361)	(22,394)
Proceeds from sale of assets	220	560	218
Sale (purchase) of investment securities	1,800	(252)	(252)

Net cash used in investing activities	(7,242)	(19,053)	(22,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	922	1,008	923
Repayments of short-term borrowings	(935)	(965)	(917)
Payment of capital lease	(344)	(326)	(98)
Increase (decrease) in overdraft balances	(5,637)	2,602	20,106
Proceeds from long-term borrowings	45,100	23,627	169,300
Repayments of long-term borrowings	(53,652)	(42,202)	(182,651)
Payment of dividends	(40,872)	—	—
Proceeds from exercise of stock options	234	314	197
Tax benefit on employee stock options and stock compensation	239	193	—
Redemption of preferred shares	—	—	(4,524)
Payment of deferred financing costs	—	—	(713)

Net cash provided by (used in) financing activities	(54,945)	(15,749)	1,623

Net decrease in cash and cash equivalents	(236)	(294)	(2,809)
Cash and cash equivalents at beginning of year	367	661	3,470

Cash and cash equivalents at end of year	$131	$367	$661

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Preferred Stock ($.01 Par Value)	Preferred Stock Paid-In Capital	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
November 1, 2004	$1	$4,044	$157	$57,428	$85,153	$(106)	$(17,116)	$129,561
Net income	—	—	—	—	26,752	—	—	26,752
Minimum pension liability, net of tax benefit of $131	—	—	—	—	—	—	(2,299)	(2,299)
Fair value of hedge	—	—	—	—	—	—	6	6
Unrealized holding gain	—	—	—	—	—	—	35	35

Comprehensive income	—	—	—	—	—	—	—	24,494
Redemption of preferred shares	(1)	(4,044)	—	—	(232)	—	—	(4,277)
Exercise of stock options	—	—	—	278	—	—	—	278
Related party transactions with MTD Consumer Group Inc, net of tax of $4	—	—	—	(7)	—	—	—	(7)
Issuance of common stock in connection with unearned compensation	—	—	2	177	—	—	—	179
Unearned compensation	—	—	—	—	—	106	—	106

October 31, 2005	—	—	159	57,876	111,673	—	(19,374)	150,334
Net income	—	—	—	—	7,118	—	—	7,118
Minimum pension liability, net of tax of $2,146	—	—	—	—	—	—	3,734	3,734
Fair value of hedge, net of tax benefit of $1	—	—	—	—	—	—	(3)	(3)
Unrealized holding gain, net of tax of $83	—	—	—	—	—	—	5	5

Comprehensive income	—	—	—	—	—	—	—	10,854
Exercise of stock options	—	—	4	503	—	—	—	507
Stock options compensation cost	—	—	—	321	—	—	—	321

October 31, 2006	—	—	163	58,700	118,791	—	(15,638)	162,016
Net income	—	—	—	—	9,550	—	—	9,550
Minimum pension liability, net of tax of $5,208	—	—	—	—	—	—	9,900	9,900
Fair value of hedge, net of tax benefit of $2	—	—	—	—	—	—	(3)	(3)
Unrealized holding gain, net of tax of $83	—	—	—	—	—	—	(138)	(138)

Comprehensive income	—	—	—	—	—	—	—	19,309
Adjustment recognized upon adoption of SFAS No. 158, net of tax benefit of $3,443	—	—	—	—	—	—	(6,282)	(6,282)
Exercise of stock options	—	—	1	234	—	—	—	235
Stock options compensation cost	—	—	—	418	—	—	—	418
Tax benefit on stock options and stock option compensation cost	—	—	—	239	—	—	—	239
Related party transactions with MTD Consumer Group Inc.	—	—	—	200	—	—	—	200
Cash dividend, $2.50 per share	—	—	—	—	(40,872)	—	—	(40,872)

October 31, 2007	$—	$—	$164	$59,791	$87,469	$—	$(12,161)	$135,263

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

More than 50% of the Company’s publicly traded shares of Common Stock are owned by MTD Holdings Inc and the MTD Products Inc Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products, making MTD a related party of the Company.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Benefit Plans

The Company accrues the cost of defined benefit pension plans, which cover a majority of the Company’s employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions.” The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 180 employees.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. For the Company, SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements became effective as of the end of the fiscal year ending October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. See footnote 9 for discussion of the effect of SFAS 158 on the Company’s financial position, results of operations and cash flows.

Stock-Based Compensation

Effective November 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company adopted the modified-prospective transition method and accordingly did not restate amounts in prior fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated to be zero.

In accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”), the Company elected to continue applying

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

2005
Net income, as reported	$26,752
Less: Cumulative preferred stock dividend, as if declared	—
Add back: Stock-based compensation expense, net of tax, as reported	65
Less: Stock-based compensation expense, net of tax, pro forma	(453)

Pro forma net income	$26,364

Basic net income per share—as reported	$1.69
Basic net income per share—pro forma	$1.67
Diluted net income per share—as reported	$1.64
Diluted net income per share—pro forma	$1.62

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

Comprehensive Income

SFAS No. 130, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income consists of net income, pension related liability adjustments, net unrealized holding gains on available for sale securities and the fair value of hedge adjustments and is presented in the consolidated statements of stockholders’ equity.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2007	2006	2005
Cash paid for:
Interest	$7,054	$6,194	$6,298
Income taxes, net of refunds	$5,318	$9,857	$5,485
Non-cash investing and financing activities:
Purchase of assets under capital lease	$—	$463	$—

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

As of October 31, 2007, the Company had approximately 1,780 employees. A total of approximately 270 employees at three of the Company’s subsidiaries are covered by three collective bargaining agreements that are due to expire in August 2008, June 2011 and November 2012.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables and payables approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determined that all of its investments associated with the supplemental executive retirement plan were classified as available-for-sale. These investments were carried at fair value, and the unrealized gain was reported in other comprehensive income, until fiscal 2007 when the investments were sold and the gain was realized. The realized gain of $243 is reflected in other income in the accompanying consolidated statement of operations for fiscal 2007.

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. As of October 31, 2007 and 2006, there were no foreign currency forward exchange contracts outstanding.

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

In accordance with SFAS No. 133, the Company designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that resulted from changes in the fair value of the hedge were either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge was recognized in income immediately. There was no hedge ineffectiveness for the years ended October 31, 2007, 2006 and 2005. The deferred gains on the hedge were recognized in the accompanying consolidated statement of operations upon termination of the hedge in the first quarter of fiscal 2007.

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

Other New Accounting Standards

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact that FIN 48 could have on its financial position and results of operations when adopted and the Company estimates, at this time, that the adoption could result in a charge to beginning retained earnings at November 1, 2007, in the range of approximately $1,500 to $2,500.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Asset Impairment and Restructuring Charges

In October 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc. (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, is faced with declining business volumes. The two major customers at the Cleveland Stamping facility have concluded programs for which the Company provided components. The Company therefore committed to a plan to cease operation of the Cleveland facility as of October 31, 2007. As a result, the Company has recorded an impairment charge to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. The Company recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant at October 31, 2006, and made adjustments to these estimates in fiscal 2007 as the plan to cease operation was put into effect. A summary of these charges, which are included in the accompanying consolidated statements of operations for fiscal 2007 and 2006, is below.

	2007	2006
Asset impairment	$137	$3,072

Restructuring
Severance and benefits	100	$750
Pension curtailment	—	875

Total restructuring	$100	$1,625

An analysis of restructuring charges and related reserves of the Company for fiscal 2007 is as follows:

	Restructuring Reserves at October 31, 2006	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2007
Restructuring
Severance and benefits	$750	$100	$(599)	$251

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $685 and $680 at October 31, 2007 and 2006, respectively. The Company recognized net bad debt expense of $653, $247 and $659 during fiscal 2007, 2006 and 2005, respectively, in the consolidated statement of operations.

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 4—Inventories

	October 31,
	2007	2006
Inventories consist of the following:
Raw materials	$13,493	$17,937
Work-in-process	5,441	6,232
Finished goods	11,893	12,961

Total material	30,827	37,130
Tooling	1,518	7,514

Total inventory	$32,345	$44,644

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,832 and $2,238 at October 31, 2007 and 2006, respectively.

Note 5—Other Assets

	October 31,
	2007	2006
Other assets consist of the following:
Long-term pension assets	$354	$1,078
Deferred financing costs	523	800
Other	133	126

Total	$1,010	$2,004

Deferred financing costs are amortized over the term of the debt. During fiscal 2007, 2006 and 2005, amortization of these costs amounted to $277, $305 and $1,783, respectively. Accumulated amortization was $3,056 and $2,779 as of October 31, 2007 and 2006, respectively. The Company recorded additional amortization of deferred financing costs as a result of entry into the amended and restated credit agreement on January 18, 2005 in the amount of $1,322 in fiscal 2005.

Investments in the rabbi trust were classified as other current assets at October 31, 2006 in the accompanying consolidated balance sheet. These assets were liquidated in January 2007 in order to pay the liability generated by the Supplemental Executive Retirement Plan. See Note 11 for further discussion of the President and Chief Executive Officer Employment Agreement.

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2007	2006
Land	$8,588	$8,530
Buildings and improvements	104,109	103,814
Machinery and equipment	333,919	326,170
Furniture and fixtures	10,402	21,471
Construction in progress	8,977	8,775

Total, at cost	465,995	468,760
Less: Accumulated depreciation	266,150	246,937

Property, plant and equipment, net	$199,845	$221,823

Depreciation expense was $31,873, $34,431 and $33,533 in fiscal 2007, 2006 and 2005, respectively.

During the years ended October 31, 2007, 2006 and 2005, interest capitalized as part of property, plant and equipment was $341, $538 and $352, respectively. The Company had commitments for capital expenditures of approximately $2,855 at October 31, 2007. At October 31, 2007 and 2006, property, plant and equipment included equipment with a cost of $1,015 and $1,050 and accumulated depreciation of $768 and $546, respectively, as a result of capital leases outstanding.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted FIN 47 as of October 31, 2006. As a result, the Company recorded an asset retirement cost of $170, related accumulated depreciation of $111 and a liability for the asset retirement obligation of $170, measured using current cost estimates on an undiscounted basis. The remaining asset retirement cost of $59 was impaired during fiscal 2007. The costs represent the Company’s estimates of costs that could be incurred in order to properly dispose of the related property, if such disposal were to occur. The cost and accumulated depreciation are included in the table above and the obligation for asset retirement is included in other liabilities in the accompanying consolidated balance sheet. The effect of adopting FIN 47 represents the effect of depreciating the asset retirement cost over the life of the related property from its acquisition through October 31, 2006. The effect was $69 after tax, or less than $.01 per share. Because of the immaterial impact of the accounting change, the expense associated with the adoption of FIN 47 was included in cost of sales in the accompanying consolidated statement of operations.

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

Note 7—Financing Arrangements

Debt consists of the following:

	October 31,
	2007	2006
Amended and Restated Credit Agreement—interest at 6.86% and 6.81% at October 31, 2007 and 2006, respectively	$73,600	$80,300
Insurance broker financing agreement	496	508
State of Ohio promissory note	1,291	1,612
Two-year notes	504	2,035
Capital lease debt	83	429

Total debt	75,974	84,884
Less: Current debt	11,411	12,705

Total long-term debt	$64,563	$72,179

The weighted average interest rate of all debt excluding the capital lease debt was 7.00% and 6.36% and 5.00% for fiscal years 2007, 2006 and 2005, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at October 31, 2007 and 2006 was $22,500 and $32,500, respectively.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At October 31, 2007, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.75%. The margins for the revolving credit facility and the term loan have increased from the margins in place at October 31, 2006 as a result of funds borrowed under the Amended Credit Agreement to pay a special dividend that was declared by the Board of Directors of the Company on December 20, 2006 and paid on January 19, 2007 to shareholders of record as of January 5, 2007. The declaration of such a dividend was permissible due to a further amendment of the Amended Credit Agreement to specifically exclude up to $41,000 paid as a special dividend from the fixed coverage ratio.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At October 31, 2007, the covenants required a minimum fixed coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At October 31, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and requires monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of October 31, 2007 and 2006, $496 and $508, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheet.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years and beyond are listed below:

Year	Credit Agreement	Other Debt	Total
2008	$10,000	$1,411	$11,411
2009	10,000	342	10,342
2010	53,600	351	53,951
2011	—	270	270
2012	—	—	—
2013 and thereafter	—	—	—

Total	$73,600	$2,374	$75,974

After considering letters of credit of $5,654 that the Company has issued, available funds under the Amended Credit Agreement were $68,246 at October 31, 2007. Overdraft balances were $17,071 and $22,708 at October 31, 2007 and 2006, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Assets under capital leases, which consist primarily of telephone hardware and equipment and software, are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” as amended, using interest rates appropriate at the inception of the lease. Future minimum lease payments for these assets under capital leases as of October 31, 2007 are as follows:

2008	$81
2009	2

Total minimum obligations	83
Less interest	—

Present value of net minimum obligations	83
Current portion	81

Long-term portion	$2

Note 8—Operating Leases

The Company leases material handling, manufacturing and office equipment under operating leases with terms that ranged from three to ten years at inception. The leases do not include step rent provisions, escalation clauses, capital improvement funding or other lease concessions that qualify the leases as a contingent rental under the definition of paragraph 5(n) of SFAS 13, as amended by SFAS 29. Also, the leases do not include a variable related to a published index. The Company’s operating leases are charged to expense over the lease term, on a straight-line basis, in accordance with SFAS 13.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The longest lease term of the Company’s current leases extends to December 2013. Rent expense under operating leases for fiscal years 2007, 2006 and 2005 was $3,888, $5,342 and $6,696, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2007:

2008	$2,542
2009	2,496
2010	2,194
2011	1,999
2012	1,977
2013	1,813

Note 9—Employee Benefit Plans

The Company maintains pension plans covering most employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 180 employees and their dependents. The measurement date for the Company’s employee benefit plans coincides with its fiscal year end, October 31.

On October 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension and postretirement benefit plans in the October 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet in accordance with the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income upon the adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at October 31, 2007 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income, and it will not effect the Company’s operating results in subsequent periods.

	At October 31, 2007
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at October 31, 2007
Assets
Other assets	$1,533	$(523)	$1,010
Total assets	341,633	(523)	341,110

Liabilities and Shareholders’ Equity:
Deferred income taxes	19,314	(3,443)	15,871
Pension and postretirement benefit liabilities	(3,293)	9,202	5,909
Accumulated other comprehensive income, net of tax	(5,879)	(6,282)	(12,161)

Total liabilities and shareholders’ equity	$341,633	$(523)	$341,110

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal 2007, the Company announced the freezing of benefits under its cash balance retirement plan that includes all non-bargaining employees. As a result of this decision, the cash balance retirement plan no longer accrues current service costs effective January 31, 2007. Benefit obligations earned through January 31, 2007 by plan members will remain and will continue to accrue interest and vest in accordance with the plan’s vesting requirements, with 100% vesting achieved after five years of service. The Company recorded a curtailment loss of $552 in the fourth quarter of fiscal 2006, included in cost of sales and selling, general and administrative expenses in the accompanying consolidated statement of operations and a reduction of $657 in projected benefit obligation.

In addition to the cash balance plan curtailment, in fiscal 2006 the Company recorded a curtailment loss related to the reduction of the work force of the Company’s Cleveland Stamping facility. See Note 2 of the notes to consolidated financial statements.

Obligations and Funded Status

At October 31

	Pension Benefits		Other Post Retirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$(69,406)	$(67,122)	$(1,122)	$(1,161)
Service cost	(1,465)	(3,573)	(8)	(12)
Interest cost	(3,858)	(3,627)	(63)	(62)
Amendments and settlements	2,054	657		86
Actuarial gain (loss)	2,078	817	243	(445)
Benefits paid	3,719	3,442	70	472

Benefit obligation at end of year	(66,878)	(69,406)	(880)	(1,122)
Change in plan assets:
Fair value of plan assets at beginning of year	55,129	46,388	—	—
Actual return on plan assets	7,673	6,435	—	—
Employer contributions	2,650	5,748	70	472
Benefits paid	(1,850)	(3,442)	(70)	(472)
Effect of settlement	(1,984)	—	—	—

Fair value of plan assets at end of year	61,618	55,129	—	—

Funded status, benefit obligations in excess of plan assets	$(5,260)	(14,277)	(880)	$(1,122)

The following represents the funded status of the pension and post retirement benefit plans at October 31, 2006:
Unrecognized:
Transition obligation		42		—
Prior service cost		1,036		(2,235)
Unrecognized actuarial loss		24,232		3,214

Prepaid (accrued) benefit cost before adjustment for minimum liability		11,033		(143)
Adjustment to recognize minimum liability		(25,310)		—

Accrued benefit cost		$(14,277)		$(143)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits	Other Post Retirement Benefits
	2006	2006
Prepaid benefit costs	$11,033	$—
Accrued benefit costs	—	(143)
Intangible assets	(1,078)	—
Accumulated other comprehensive income	(24,232)	—

Net amount recognized	$(14,277)	$(143)

	Pension Benefits	Other Post Retirement Benefits
	2007	2007
Noncurrent assets	$354	$—
Current liabilities	(526)	(59)
Noncurrent liabilities	(5,088)	(821)
Accumulated other comprehensive income	(18,109)	(740)

Net amount recognized	$(23,369)	$(1,620)

The following table summarizes the activity in the pension and post-retirement accounts during fiscal 2007, segregated between ordinary activity and the effects of the implementation of SFAS No. 158:

Pension and Post Retirement Account Activity	Balance 10/31/2006	2007 Activity	Pre-SFAS 158 Balance	SFAS 158	Balance 10/31/2007
Intangible asset	$1,078	$(201)	$877	$(877)	$—
Pension asset (overfunded status)	—	—	—	354	354

Current liability	(6,433)	5,848	(585)	—	(585)
Long-term liability	(7,987)	11,280	3,293	(9,202)	(5,909)

Other comprehensive income (pre-tax)	24,232	(15,108)	9,124	9,725	18,849
Tax effect—long term deferred tax	8,453	(5,208)	3,245	3,443	6,688
Other comprehensive income (net of tax)	15,779	(9,900)	5,879	6,282	12,161

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2007	2006	2007	2006
Other accrued expenses	$(526)	$(6,433)	$(59)	$—
Long-term benefit liabilities	(5,088)	(7,844)	(821)	(143)

Total	$(5,614)	$(14,277)	$(880)	$(143)

Information for pension plans with an accumulated benefit obligation in excess of plan assets at October 31, 2006:

Projected benefit obligation	$69,406
Accumulated benefit obligation	69,406
Fair value of plan assets	55,129

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Post Retirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$1,465	$3,573	$3,462	$8	$12	$41
Interest cost	3,858	3,627	3,491	63	62	158
Expected return on plan assets	(4,160)	(3,669)	(3,156)	—	—	—
Amortization of prior service cost	99	323	331	(173)	(169)	(68)
Amortization of transition loss	18	86	86	—	—	—
Plan curtailments	411	1,426	—	—	—	—
Plan amendments	—	—	42	—	—	—
Amortization of net actuarial loss	1,006	2,203	1,730	168	149	125

Net periodic benefit cost	$2,697	$7,569	$5,986	$66	$54	$256

The Company expects to recognize in the consolidated statement of income the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2008:

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$644	$194
Amortization of transition loss	18	—
Amortization of prior service cost	90	(173)

The Company has recognized the following pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income at October 31, 2007:

	Pension Benefits	Other Post Retirement Benefits
Net actuarial loss	$17,232	$2,802
Transition loss	25	—
Prior service cost	852	(2,062)

Accumulated other comprehensive income	$18,109	$740

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2007	2006	2007	2006
Increase (decrease) in minimum liability included in other comprehensive income	$15,108	$(5,880)	N/A	N/A
Increase (decrease) due to adoption of SFAS 158	(8,985)	—	(740)	N/A

Amount recognized in other comprehensive income, before taxes	$6,123	$(5,880)	$(740)	N/A

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.77%	6.0%	5.77%
Rate of compensation increase	4.50%	4.50%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	Pension Benefits			Other Post Retirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.77%	5.50%	6.00%	5.77%	5.50%	6.00%
Expected long-term return on plan assets	7.25-7.50%	7.25-7.50%	7.25-8.00%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2007, the assumptions used to determine net periodic benefit costs were established at October 31, 2006, while the assumptions used to determine the benefit obligations were established at October 31, 2007.

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

Assumed health care trend rates at October 31	2007	2006
Health care cost trend rate assumed for next year	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2007:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$5	$(5)
Effect on post retirement obligation	$72	$(67)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) added a new Part D benefit providing for prescription drug benefits under Medicare, and providing a subsidy to plan sponsors who determine that the prescription drug benefits under their plan are at least “actuarially equivalent” to the new Medicare Part D benefit. The Medicare Act was effective January 1, 2006. The Company has directed existing retirees who are eligible for benefits under the Company’s post retirement health care plan to elect for Part D coverage with Medicare as the primary provider and the Company as the secondary provider. As a result, the Company did not elect to receive the subsidy available under the Medicare Act. As a result of directing

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing retirees to elect Part D coverage with Medicare and the annual adjustment to contributory amounts that retirees pay toward the cost of post retirement health coverage, the Company recorded a reduction of the Company’s benefit obligation for other post retirement benefits during fiscal 2005.

Plan Assets

The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company’s pension plan weighted-average asset allocations at October 31, 2007 and 2006, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2007	2006
Asset Category
Equity securities	40-60%	68%	65%
Debt securities	40-60%	23%	26%
Real estate	0-10%	9%	9%

Total	100%	100%	100%

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

Cash Flows

Contributions

The Company expects to contribute $526 to its pension plans in fiscal 2008, compared to $2,650 funded in fiscal 2007. The plan freezes that occurred in fiscal 2007, combined with investment performance resulted in improved funding ratios of pension plan assets to liabilities, which lowered the expected contribution levels for fiscal 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2008	$2,950	$59
2009	3,080	55
2010	3,140	59
2011	3,270	62
2012	3,700	55
2013-2017	22,000	332

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

base pay. The Company matches a percentage of the employees’ contributions up to a stated percentage, subject to statutory limitations. During fiscal 2007, the Company began automatically enrolling new employees in the defined contribution plan as well as automatically increasing employee contributions by 1% annually, unless the employee opts out of the enrollment or contribution increases. Additionally, the Company increased the match of employee contributions to 100% of the first 3% of employee deferrals, and to contribute an additional 50% of deferrals of 4-5% of employee contributions. In addition, the Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $1,418, $661 and $621 during fiscal years 2007, 2006 and 2005, respectively, for its defined contribution plans.

During 1997, the Company initiated a Supplemental Executive Retirement Plan (“SERP”) for key employees of the Company. Currently, the former SERP is in effect for one retired key employee. Compensation expense relating to this plan was $152, $138 and $126 in fiscal 2007, 2006 and 2005, respectively. The benefits accrued under this plan were $257 and $409 at October 31, 2007 and 2006, respectively.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2007 and 2006, 128 and 12, stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. There were no anti-dilutive stock options at October 31, 2005. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)
Net income	$9,550	$7,118	$26,752
Add: Effect of the redemption of formerly issued and outstanding preferred shares	—	—	197

Net income available to common stockholders	$9,550	$7,118	$26,949

Basic weighted average shares	16,348	16,078	15,915
Effect of dilutive securities:
Stock options	133	351	506

Diluted weighted average shares	16,481	16,429	16,421

Basic earnings per share	$0.58	$0.44	$1.69

Diluted earnings per share	$0.58	$0.43	$1.64

Note 11—Stock Options and Incentive Compensation

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated Key Employee Stock Incentive Program (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at November 1, 2004	688,255	$2.96
Granted	41,000	$13.06
Exercised	(43,463)	$4.54
Canceled	(20,501)	$7.30

Outstanding at October 31, 2005	665,291	$3.34
Granted	—	—
Exercised	(406,562)	$2.37
Canceled	(4,002)	$7.53

Outstanding at October 31, 2006	254,727	$4.83
Granted	156,000	$14.74
Exercised	(41,150)	$5.85
Canceled	(9,335)	$10.72

Outstanding at October 31, 2007	360,242	$8.85

There were 191,909 options exercisable as of October 31, 2007 with a weighted average exercise price of $3.79. At October 31, 2007 options outstanding and options exercisable both had an intrinsic value of $1,349. Options that have an exercise price greater than the market price on October 31, 2007 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2007 was $409.

The following table provides additional information regarding options outstanding as of October 31, 2007:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life
$1.70	147,062	$1.70	147,062	4.83
$3.75	3,000	$3.75	3,000	3.10
$4.67	1,169	$4.67	1,169	5.99
$8.96	17,011	$8.96	17,011	6.99
$13.06	36,000	$13.06	23,667	7.99
$14.74	156,000	$14.74	—	9.29

Totals	360,242		191,909

For the fiscal years ended October 31, 2007 and 2006, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $418 and

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$321, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted, for the fiscal years ended October 31, 2007 and 2006. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2007 and 2006 is a total of $1,046 and $324, respectively, which will be recognized over the next three fiscal years.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal years 2007 and 2005:

	2007	2005
Risk-free interest	4.70%	4.45%
Dividend yield	0.00%	0.00%
Volatility factor—market	68.88%	72.23%
Expected life of options—years	6.0	6.0

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2007 and 2005 were $9.68 and $8.79 per share, respectively. There were no options granted in fiscal year 2006.

President and Chief Executive Officer Employment Agreement

In accordance with the five-year employment agreement between the Company and the President and Chief Executive Officer, in January 2007 the Company liquidated the assets of its rabbi trust, realizing a gain of $243 included in other income in the accompanying consolidated statement of operations. The proceeds of the liquidation were used to fund the supplemental executive retirement plan for the President and Chief Executive Officer in the amount of $1,868.

Executive Incentive Bonus Plans

The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President and Chief Technology Officer, the Vice President of Manufacturing Operations and the Vice President of Sales and Business Development incentives for superior performance. The Management Plan, which was approved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. For fiscal 2007 and 2006, the Compensation Committee established performance goals based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), entitling these executives to be paid a bonus based upon varying percentages of their respective base salaries and the level of achievement of EBITDA in relation to the target established by the Compensation Committee. For fiscal 2007 and 2006, these executives are entitled to receive an aggregate of $574 and $528 under the Management Plan, respectively.

The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees (other than those employees that participate in the Management Plan). The Bonus Plan provides for an aggregate bonus pool as determined annually by the Compensation Committee and approved by the Board of Directors. Payments are made to participants of the Bonus Plan based upon the achievement of defined objectives. In the case of corporate executives eligible for the Bonus Plan, 65% of the incentive depends upon meeting the goals for Company performance and 35% of the incentive depends upon specific goals established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the Bonus Plan, 35% of the incentive depends upon meeting the operating targets of the employees’ operating unit established by the Chief Executive Officer, 35% is based upon attaining the corporate goals for Company performance and 30% of the incentive depends upon specific goals as established by the Chief Executive Officer. During fiscal 2007, 2006 and 2005 $988, $1,067 and $1,270 was approved and provided under the Bonus Plan.

Note 12—Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2007	2006	2005
Domestic	$20,292	$12,342	$33,638
Foreign	(3,207)	(2,100)	1,087

Total	$17,085	$10,242	$34,725

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2007	2006	2005
Current:
Federal	$9,022	$7,361	$4,885
State and local	674	(975)	1,367
Foreign	137	291	723

Total current	9,833	6,677	6,975
Deferred:
Federal	(2,724)	(2,923)	2,490
State and local	431	(285)	(942)
Foreign	(5)	(345)	(550)

Total deferred	(2,298)	(3,553)	998

	$7,535	$3,124	$7,973

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2007	2006
Deferred tax assets:
Accrued workers’ compensation	$1,272	$1,355
Bad debt reserves	205	1,290
Inventory reserves	1,257	802
State income tax grants, credits and loss carryforwards	1,367	1,535
Accrued vacation reserves	386	493
Post retirement benefits	310	50
Pension obligations	1,795	3,338
Foreign net operating loss	1,273	578
Restructuring charges	91	274
Personal property taxes	1,385	1,537
Litigation reserve	1,774	995
Tax credits in foreign countries	1,261	—
Other reserves	1,207	1,025
Goodwill amortization	677	836

	14,260	14,108
Less: Valuation allowance	(3,335)	(1,418)

Total deferred tax assets	10,925	12,690
Deferred tax liabilities:
Fixed assets	(19,770)	(22,068)
Prepaid expenses	(335)	(343)
Other	—	(85)

Net deferred tax liability	$(9,180)	$(9,806)

Change in net deferred tax liability:
Provision for deferred taxes	$2,298	$3,553
Other	8	(4)
Components of other comprehensive income:
Rabbi trust and hedge	85	(82)
Pension and post retirement benefits	(1,765)	(2,146)

Total change in net deferred tax liability	$626	$1,321

During October 2007, the Mexican Congress passed the Initiative to Amend the Tax Coordination Law and Income Tax Law. Effective January 1, 2008, a flat tax will supplement the regular income tax. In conjunction with this law change, a deferred tax asset for Mexican tax credits in the amount of $1,261 was recorded. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that the tax credits will not be fully realized. Therefore, a valuation allowance in the amount of $1,261 has been recorded.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48, which clarifies FASB Statement No. 109 “Accounting for Income Taxes.” FIN No. 48 establishes the criterion that an individual tax position has to meet for some or all of the

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN No. 48 will be applied to all tax positions for which the statute of limitations remains open. Only the tax positions that meet the more likely than not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN No. 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on November 1, 2007. The Company is continuing to evaluate the impact that FIN No. 48 could have on its financial position and results of operations when adopted and the Company estimates, at this time, that the adoption could result in a charge to beginning retained earnings at November 1, 2007, in the range of approximately $1,500 to $2,500.

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

A valuation allowance of approximately $3,335 remains at October 31, 2007 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2006 was $1,418. The net increase in the valuation allowance of $1,917 relates to an increase of $1,261 for tax credits associated with foreign jurisdictions, a $771 increase related to foreign net operating losses, and a decrease of $115 related to state and city operating loss carryforwards.

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

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2007	2006	2005
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.1	4.2	3.3
Valuation allowance change	11.5	(13.4)	(8.8)
Effect of state law change on net deferred tax position	—	4.6	(3.2)
Net operating loss benefit and reversal of contingencies	—	(2.0)	(3.3)
Domestic production activities deduction	(1.7)	(3.2)	—
Research credit	(4.7)	—	—
Executive compensation	3.2	—	—
Tax credits in foreign countries	(7.4)	—	—
Other, with no individual item exceeding 1.5%	3.1	5.3	—

Effective income tax rate	44.1%	30.5%	23.0%

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, the Company generated an additional foreign net operating loss benefit of $900, which will expire in 2017. The pre-existing net operating loss benefit of approximately $400 will expire in 2016. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2007 and 2006, the Company has state and local net operating loss carryforward benefits of $1,077 and $1,303 expiring during the period of 2008 through 2027. Additionally, the Company has state tax credit carryforward benefits of $65 at October 31, 2007 that will expire during the period of 2020 through 2022. As of October 31, 2006, the state tax credit carryforward benefit was $217.

Shiloh paid income taxes, net of refunds, of $5,318, $9,857 and $5,485 in 2007, 2006 and 2005, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2007, there were no undistributed foreign subsidiary earnings.

Note 13—Related Party Transactions

The Company had sales to MTD Products Inc and its affiliates of $27,446, $35,034 and $31,620 for fiscal years 2007, 2006 and 2005, respectively. At October 31, 2007 and 2006, the Company had receivable balances of $2,138 and $3,670, respectively, due from MTD Products Inc and its affiliates, and payable balances of $53 and $117, respectively, due to MTD Products Inc and its affiliates.

In August 2007, the Company sold machinery that was fully depreciated to MTD Consumer Group Inc. As a result of the sale, a $200 gain was recorded to equity to capture the difference between the sale price and the net book value of the machinery.

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

Revenues from the Company’s Mexican subsidiary were $10,837, $19,264 and $37,924 for fiscal 2007, 2006 and 2005, respectively. These revenues represent 2%, 3% and 6% of total revenues for fiscal years 2007, 2006 and 2005, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $17,436 and $18,686 at October 31, 2007 and 2006, respectively. The consolidated long-lived assets of the Company totaled $200,855 and $223,827 at October 31, 2007 and 2006, respectively.

The Company derived greater than 10% of its revenues from General Motors in fiscal 2007, 2006 and 2005 with $238,275, $246,535, and $260,164 in revenues, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2007	2006	2005
Complex stampings and modular assemblies	$209,202	$222,947	$219,011
Engineered welded blanks	238,938	229,450	247,642
Blanking	90,202	111,134	119,574
Tools, dies, steel processing, scrap, and other	52,072	56,844	48,352

Total	$590,414	$620,375	$634,579

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

Note 15—Quarterly Results of Operations (Unaudited)

October 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$147,625	$155,917	$132,988	$153,884
Gross profit	11,588	15,576	12,467	17,536
Operating income (loss)	3,973	6,168	4,582	9,406
Net income (loss)	1,482	2,051	1,677	4,340
Net income (loss) per share basic	.09	.13	.10	.27
Net income (loss) per share diluted	.09	.12	.10	.26
Weighted average number of shares:
Basic	16,331	16,351	16,354	16,355
Diluted	16,484	16,477	16,481	16,481

October 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,745	$172,154	$144,584	$157,892
Gross profit	16,434	19,408	12,227	10,188
Operating income	8,815	10,949	3,294	(7,167)
Net income	4,575	7,353	1,209	(6,019)
Net income per share basic	.29	.46	.07	(0.38)
Net income per share diluted	.28	.45	.07	(0.38)
Weighted average number of shares:
Basic	15,949	15,967	16,129	16,269
Diluted	16,422	16,467	16,475	16,269

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. During the fourth quarter of fiscal 2006, the Company recorded several transactions described elsewhere in the notes to consolidated financials statements. These included asset impairment and restructuring charges (Note 2), adoption of FIN 47 (Note 6), pension plan curtailment charges (Notes 2 and 9), provision for contingencies (Note 16) and the resolution of a contingency (Note 16). These adjustments amounted to an unfavorable amount of $7,108, net of tax benefit. During the fourth quarter of fiscal 2007 and 2006, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded net favorable adjustments of $666, net of tax, in the fourth quarter

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of fiscal 2007 and net unfavorable adjustments of $255, net of tax, in the fourth quarter of 2006. For fiscal 2007 and 2006, these adjustments were normal recurring adjustments of accrued estimates and adjustments related to sales discounts, worker’s compensation, medical insurance, pension, professional fees, contingencies and incentive compensation. None of these adjustments individually were material in relation to the net income of each fiscal year.

Note 16—Commitments and Contingencies

In the fourth quarter of fiscal 2006, the Company addressed several legal matters that advanced toward resolution during the fourth quarter in a manner adverse to the Company’s position.

In connection with the bankruptcy of a steel supplier the Company had asserted that its obligations to the supplier were properly offset by amounts that the supplier owed to the Company. The Company’s position was not sustained in court proceedings and as a result the Company and the supplier negotiated a settlement of $907 in September 2006 that was recorded in the fourth quarter of fiscal 2006 in selling, general and administrative expenses in the accompanying consolidated statement of operations.

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company has presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. A decision of the Ohio Supreme Court is not expected until late in fiscal 2008. The Company, however, has carefully considered the probability of an adverse ruling and as a result has provided an accrual of $2,324 included in cost of sales in the accompanying consolidated statement of operations during the fourth quarter of fiscal 2006.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of certain equipment. The supplier sued the Company for failure to fulfill the obligations under the alleged commitment. During the fourth quarter of fiscal 2006, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. The Company is appealing this decision, and the Ohio Supreme Court has agreed to hear the Company’s appeal. A date for the Company’s appeal has not been established. However, considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 representing damages plus pre-judgment interest. This amount was charged to selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2006.

In the fourth quarter of fiscal 2006, the Company negotiated a settlement of demurrage claims with rail service carriers that the carriers had asserted. The carriers’ claims were resolved for $335 in the accompanying consolidated statement of operations for fiscal 2006.

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and have filed post-trial motions including a motion for a new trial and other relief. They will vigorously appeal any final constructive fraudulent conveyance judgments if the court denies the post-trial motions. The Company believes that there are valid grounds to reverse, or reduce the damages applicable to, the portion of any final judgments relating to the constructive fraudulent conveyance claims on appeal. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict against Sectional Stamping, Inc.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have not identified any material weakness in its internal controls over financial reporting and have concluded that the Company’s disclosure controls and procedures are effective. See Management’s Report on Internal Control Over Financial Reporting herein.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2007.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	360,242	$8.85	575,039
Equity compensation plans not approved by security holders	—	—	—

Total	360,242	$8.85	575,039

For additional information regarding the Company’s equity compensation plans, refer to the discussion in Note 11 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountant thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions		Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2007	$680	$653		$648		$685
Year ended October 31, 2006	$1,302	$247		$869		$680
Year ended October 31, 2005	$1,546	$659		$903		$1,302
Valuation allowance for deferred tax assets
Year ended October 31, 2007	$1,418	$2,032	(2)	$115		$3,335
Year ended October 31, 2006	$2,792	$243		$1,617	(1)	$1,418
Year ended October 31, 2005	$6,398	$107		$3,713	(1)	$2,792

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(1)	The deductions of $1,617 and $3,713 in 2006 and 2005, respectively, represent a reversal of the valuation reserve and a benefit in the fiscal 2006 and 2005 tax provision as discussed in Note 12 of the notes to consolidated financial statements.
(2)	The additions of $2,032 in fiscal year 2007 represents increases in the valuation reserve for the foreign net operation losses and tax credits as discussed in Note 12 of the notes to consolidated financial statements.

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

Date: December 20, 2007

SHILOH INDUSTRIES, INC .

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2007

/s/ STEPHEN E. GRAHAM Stephen E. Graham	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	December 20, 2007

* Curtis E. Moll	Chairman and Director	December 20, 2007

* Cloyd Abruzzo	Director	December 20, 2007

* George G. Goodrich	Director	December 20, 2007

* David J. Hessler	Director	December 20, 2007

* Gary A. Oatey	Director	December 20, 2007

* John J. Tanis	Director	December 20, 2007

* Dieter Kaesgen	Director	December 20, 2007

* Robert J. King, Jr.	Director	December 20, 2007

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

3.1(iii)	Amended and Restated By-Laws of the Company, dated December 13, 2007.

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

Exhibit No.	Description
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

10.16

Change in Control Severance Agreement between Theodore K. Zampetis and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.17

Change in Control Severance Agreement between Stephen E. K. Graham and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.18

Change in Control Severance Agreement between James F. Keys and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.19

Change in Control Severance Agreement between Anthony M. Parente and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

Exhibit No.	Description
10.20

Change in Control Severance Agreement between James R. Walker and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.21

Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

14.1

Shiloh Industries, Inc. Code of Conduct, approved by the Company’s Board of Directors on February 17, 2004 is incorporated herein by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2004 (Commission File No. 0-21964).

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this Report.