Form 10-Q
period 2008-01-31
SHILOH INDUSTRIES INC
filed 2008-02-22
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Number of shares of Common Stock outstanding as of February 18, 2008 was 16,355,867.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	January 31, 2008	October 31, 2007
ASSETS
Cash and cash equivalents	$410	$131
Accounts receivable, net of allowance for doubtful accounts of $606 and $685 at January 31, 2008 and October 31, 2007, respectively	85,321	97,985
Related-party accounts receivable	6,048	2,138
Inventories, net	31,737	32,345
Deferred income taxes	6,756	6,691
Prepaid expenses	677	965

Total current assets	130,949	140,255

Property, plant and equipment, net	193,769	199,845
Other assets	928	1,010

Total assets	$325,646	$341,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$10,694	$11,411
Accounts payable	70,882	77,852
Accrued income taxes	1,350	1,970
Other accrued expenses	24,294	27,756
Accrued restructuring charges	77	251

Total current liabilities	107,297	119,240

Long-term debt	59,177	64,563
Deferred income taxes	15,340	15,871
Long-term benefit liabilities	5,993	5,909
Other liabilities	2,387	264

Total liabilities	190,194	205,847

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,355,867 and 16,354,699 shares issued and outstanding at January 31, 2008 and October 31, 2007, respectively	164	164
Paid-in capital	59,924	59,791
Retained earnings	87,525	87,469
Accumulated other comprehensive loss	(12,161)	(12,161)

Total stockholders’ equity	135,452	135,263

Total liabilities and stockholders’ equity	$325,646	$341,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2008	2007
Revenues	$134,894	$147,625
Cost of sales	124,139	136,037

Gross profit	10,755	11,588
Selling, general and administrative expenses	6,921	7,615

Operating income	3,834	3,973
Interest expense	1,294	1,706
Interest income	9	13
Other income, net	16	275

Income before income taxes	2,565	2,555
Provision for income taxes	982	1,073

Net income	$1,583	$1,482

Earnings per share:
Basic earnings per share	$.10	$.09

Basic weighted average number of common shares	16,355	16,331

Diluted earnings per share	$.10	$.09

Diluted weighted average number of common shares	16,477	16,484

Special cash dividend declared and paid, per share	$—	$2.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,583	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,245	7,596
Asset impairment charges	—	59
Amortization of deferred financing costs	65	72
Deferred income taxes	(15)	(84)
Stock-based compensation expense	128	51
Loss (gain) on sale of assets	—	9
Changes in operating assets and liabilities:
Accounts receivable	8,754	3,007
Inventories	608	3,040
Prepaids and other assets	305	1,688
Payables and other liabilities	(7,692)	(9,095)
Income taxes receivable, and estimated payments	(620)	3,066

Net cash provided by operating activities	11,361	10,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,773)	(2,128)

Net cash used in investing activities	(1,773)	(2,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(328)	(202)
Payment of capital lease	(48)	(76)
Decrease in overdraft balances	(3,211)	(9,149)
Proceeds from long-term borrowings	—	41,800
Repayments of long-term borrowings	(5,727)	(452)
Payment of dividends	—	(40,872)
Proceeds from exercise of stock options	5	192
Tax benefit on employee stock options and stock compensation	—	1

Net cash used in financing activities	(9,309)	(8,758)

Net increase in cash and cash equivalents	279	5
Cash and cash equivalents at beginning of period	131	367

Cash and cash equivalents at end of period	$410	$372

Supplemental Cash Flow Information:
Cash paid for interest	$1,238	$1,617
Cash paid (refund of) for income taxes	$1,557	$(2,071)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Revenues and operating results for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted the provisions of FIN No. 48 on November 1, 2007. Previously, the Company accounted for income tax contingencies in accordance with FASB Statement No. 5, “Accounting for Contingencies.” As required by FIN No. 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized a net increase of approximately $1,527 in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the November 1, 2007 balance of retained earnings.

The amount of unrecognized tax benefits as of November 1, 2007 was $2,388. This includes approximately $972 for the payment of interest and penalties. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There have been no material changes in unrecognized tax benefits, interest, and penalties since November 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. Tax rules, regulations and case law within each jurisdiction are subject to the interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for fiscal years ending before November 1, 2004.

The Company is not currently under examination by any jurisdiction for income taxes. The statute of limitations in several jurisdictions will expire during the next 12 months. The Company has net unrecognized tax benefits, interest, and penalties of $176 that will be recognized if the statute of limitations expires without the relevant taxing authorities examining the applicable returns. If this amount is ultimately recognized, it will reduce the Company’s annual effective tax rate.

Note 3—Asset Impairment and Restructuring Charges

In October 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. A summary of these charges, and cash payments made as a result of the closure, is below.

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at January 31, 2008
Restructuring
Severance and benefits	$251	$—	$(174)	$77

	Restructuring Reserves at October 31, 2006	Restructuring Charges	Cash Payments	Restructuring Reserves at January 31, 2007
Restructuring
Severance and benefits	$750	$—	$—	$750

Note 4—Inventories

Inventories consist of the following:

	January 31, 2008	October 31, 2007
Raw materials	$12,237	$13,493
Work-in-process	5,251	5,441
Finished goods	12,035	11,893

Total material	29,523	30,827
Tooling	2,214	1,518

Total inventory	$31,737	$32,345

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,890 and $2,832 at January 31, 2008 and October 31, 2007, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2008	October 31, 2007
Land and improvements	$8,588	$8,588
Buildings and improvements	104,403	104,109
Machinery and equipment	335,699	333,919
Furniture and fixtures	10,481	10,402
Construction in progress	8,991	8,977

Total, at cost	468,162	465,995
Less: Accumulated depreciation	274,393	266,150

Property, plant and equipment, net	$193,769	$199,845

Note 6—Financing Arrangements

Debt consists of the following:

	January 31, 2008	October 31, 2007
Amended and Restated Credit Agreement —interest at 4.89% and 6.86% at January 31, 2008 and October 31, 2007, respectively	$68,300	$73,600
Insurance broker financing agreement	166	496
State of Ohio promissory note	1,211	1,291
Two-year notes	160	504
Capital lease debt	34	83

Total debt	69,871	75,974
Less: Current debt	10,694	11,411

Total long-term debt	$59,177	$64,563

The weighted average interest rate of all debt excluding the capital lease debt was 6.43% and 6.82 % for the three months ended January 31, 2008 and 2007, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at January 31, 2008 was $20,000 and the balance of the revolving credit facility was $48,300.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2008, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have decreased from the margins in place at October 31, 2007 as a result of the reduced funds borrowed under the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2008, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At January 31, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and requires monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of January 31, 2008 and October 31, 2007 $166 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheet.

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

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The first note was repaid in December 2007 and the remaining note bears interest at 6.91%, and requires monthly payments of $81 through March 2008. In addition, the Company entered into a two-year capital lease agreement in the amount of $463 for computer software, which concluded in December 2007.

After considering letters of credit of $4,571 that the Company has issued, available funds under the Amended Credit Agreement were $72,129 at January 31, 2008. Overdraft balances were $13,859 and $17,071 at January 31, 2008 and October 31, 2007, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 7—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of January 31, 2008, there were no foreign currency forward exchange contracts outstanding.

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

In accordance with SFAS No. 133, the Company had designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the quarter ended January 31, 2007. The deferred gains on the hedge were recognized in net income upon termination of the hedge in the first quarter of fiscal 2007.

Note 8—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
Service cost	$153	$301	$1	$2
Interest cost	981	567	13	16
Expected return on plan assets	(1,115)	(592)	—	—
Recognized net actuarial loss	161	177	48	42
Amortization of prior service cost	23	25	(43)	(43)
Amortization of transition obligation	4	4	—	—

Net periodic benefit cost	$207	$482	$19	$17

The Company was not required to make any contributions to the defined benefit pension plans paid during the three months ended January 31, 2008. The Company expects estimated contributions to be $495 for the remainder of fiscal 2008. Pension expense in fiscal 2008 has decreased as a result of the closure of the Company’s Cleveland plant and the related freezing of benefits of the pension plan of the plant’s workforce and the freezing of benefits of the Company’s cash balance plan that covers all non-bargaining employees.

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. The service period over which the stock options vest is three years from the date of grant. Options expire over a period not to exceed ten years from the date of grant. On February 14, 2007, options to purchase 156,000 shares were awarded to several officers and employees at an exercise price of $14.74. The following assumptions were used to compute the fair value of the stock options granted during fiscal 2007:

Fiscal 2007
Risk-free interest	4.70%
Expected life (in years)	6.0
Expected volatility factor	68.88%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the three months ended January 31, 2008 and 2007 was as follows:

	Fiscal 2008				Fiscal 2007
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	360,242	$8.85			254,727	$4.83
Options:
Granted	—				—
Exercised	(1,168)	$4.67		$6	(35,149)	$5.64		$388
Canceled	(10,340)	$10.64			(2,000)	$13.06

Options outstanding at January 31	348,734	$8.81	6.91	$1,206	217,578	$4.62	6.38	$2,001

Exercisable at January 31	183,401	$3.58	5.07	$1,206	177,579	$3.04	5.93	$1,914

At January 31, 2008, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three months ended January 31, 2008 and 2007, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $128 and $51, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the first quarter of fiscal 2008 and 2007. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $919 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2008 and 2007, 213,655 and 5,726 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended January 31,
	2008	2007
Net income available to common stockholders	$1,583	$1,482

Basic weighted average shares	16,355	16,331

Effect of dilutive securities:

Stock options	122	153

Diluted weighted average shares	16,477	16,484

Basic income per share	$0.10	$0.09

Diluted income per share	$0.10	$0.09

Comprehensive Income

Comprehensive income and net income for the three months ended January 31, 2008 were $1,583. In the three months ended January 31, 2007, comprehensive income was $1,344 and net income was $1,482. In fiscal 2007, the difference between net income and comprehensive income is equal to the cumulative unrealized gains and losses on securities available for sale and the change in fair value of the interest rate collar. The securities available for sale were substantially liquidated in the first quarter of fiscal 2007 and the interest rate collar agreement concluded in January 2007.

Note 10—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company has presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, has ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006. The Company is in the process of finalizing the tax due and expects to fund this liability later in fiscal 2008.

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

The table below summarizes the legal reserves recorded at January 31, 2008 and October 31, 2007. These amounts are reported in the accrued expenses in the accompanying consolidated balance sheets. The reserves have been updated to accrue interest.

Item	Reserve January 31, 2008	Reserve October 31, 2007
Ohio Personal Property Tax Valuation	$2,595	$2,586
Alleged commitment to purchase equipment	$2,853	$2,841
Valley City Steel, LLC	$2,090	$2,060

	$7,538	$7,487

In addition to the matters discussed above, the Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims, other than those matters discussed above, would not materially affect its financial condition, results of operations or cash flow.

Note 11—Subsequent Event

On February 21, 2008, the Company’s Board of Directors declared a cash dividend of $1.00 per share on its common stock, par value $0.01 per share, payable on March 11, 2008, to shareholders of record as of March 4, 2008.

In connection with the dividend, the Company further amended its Amended Credit Agreement on February 21, 2008, to allow the distribution of a dividend to the Company’s shareholders. The covenants in the Amended Credit Agreement were revised to exclude the dividend paid from the fixed charge coverage ratio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first three months of fiscal 2008 declined by 5.7% and total North American car and light truck production for the first three months of fiscal 2008 decreased by 2.4%, in each case compared with production for the first three months of fiscal 2007.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At January 31, 2008, the Company’s facilities were operating at approximately 45.4% capacity, compared to 47.5% capacity at January 31, 2007. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company has presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, has ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006. The Company is in the process of finalizing the tax due and expects to fund this liability later in fiscal 2008.

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

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at six years and has utilized historical volatility, most recently 68.88%. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party.

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

If the amount of the plans’ accumulated benefit obligation in excess of the fair value of plan assets is large enough, the Company may be required by law to make additional contributions to the pension plans. Actual results that differ from these estimates may result in more or less future Company funding of the pension plans than is planned by management.

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

REVENUES. Sales for the first quarter of fiscal 2008 were $134,894, a decrease of $12,731 from last year’s first quarter sales of $147,625, or 8.6%. During the first quarter of fiscal 2008, sales declined as a result of reduced production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the first quarter of fiscal 2008 declined 2.4% from production levels of the first quarter of fiscal 2007. For traditional domestic manufacturers, the production decrease in the first quarter of fiscal 2008 was 5.7% compared to the prior year first quarter period. Sales also declined due to the absence of all sales for the Company’s Cleveland Stamping facility that is now closed and due to reduced demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2008 was $10,755 compared to gross profit of $11,588 in the first quarter of fiscal 2007, a decrease of $833. Gross profit as a percentage of sales was 7.9% in the first quarter of fiscal 2008 compared to 7.8% for the same period a year ago. Gross profit in the first quarter of fiscal 2008 was adversely affected by the reduced volume of sales in the first quarter of fiscal 2008. The effect of reduced sales volume on first quarter 2008 gross profit was approximately $4,500. Gross profit was also adversely affected by increased material costs during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The effect of increased material cost was approximately $1,100. The factors that reduced gross profit were offset by reduced manufacturing expenses that favorably affected gross profit by approximately $4,600. Manufacturing expenses declined as a result of reduced personnel and personnel related expenses of approximately $3,800 and reduced expenditures for repairs, supplies and utilities of approximately $900. The closure of the Company’s Cleveland Stamping facility contributed to the reduction of manufacturing expenses. A year ago, the Cleveland plant was operating as it completed its final operations leading to its complete closure in October 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $6,921 in the first quarter of fiscal 2008 were $694 less than selling, general and administrative expenses of $7,615 in the same period of the prior year. As a percentage of sales, these expenses were 5.1% of sales in first quarter of fiscal 2008 and 5.2% in the first quarter of fiscal 2007. The decrease in selling, general and administrative expenses reflect lower personnel and personnel related expenses of approximately $300, lower professional fees of approximately $300 and a lower provision for doubtful accounts.

OTHER. Interest expense for the first quarter of fiscal 2008 was $1,294, compared to interest expense of $1,706 during the first quarter of fiscal 2007. Interest expense decreased from the prior year first quarter as a result of a lower level of average borrowed funds and a lower weighted average interest rate in the first quarter of fiscal 2008 compared to the prior year. Borrowed funds averaged $72,922 during the first quarter of fiscal 2008 and the weighted average interest rate was 6.43%. In the first quarter of fiscal 2007, borrowed funds averaged $105,418 while the weighted average interest rate was 6.82%.

Other income, net was $16 for the first quarter of fiscal 2008 compared to $275 in the first quarter of fiscal 2007. During the prior year first quarter, the Company liquidated most of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO. The obligation was paid on January 31, 2007 and the liquidation of the assets of the rabbi trust realized a gain of $208.

The provision for income taxes in the first quarter of fiscal 2008 was $982 on income before taxes of $2,565 for an effective tax rate of 38.3%. The provision for income taxes in the first quarter of fiscal 2007 was $1,073 on income before taxes of $2,555 for an effective tax rate of 42.0%. The estimated effective tax rate for fiscal 2008 has declined in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 as a result of the absence of executive compensation beyond the amount deductible for tax purposes and less of an impact of losses that cannot be benefited from the Company’s Mexican subsidiary.

NET INCOME. Net income for the first quarter of fiscal 2008 was $1,583, or $0.10 per share, diluted. Net income for the first quarter of fiscal 2007 was $1,482, or $0.09 per share, diluted.

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

REVENUES. Sales for the first quarter of fiscal 2007 were $147,625, an increase of $1,880 from fiscal 2006 first quarter sales of $145,745, or 1.3%. During the first quarter of fiscal 2007, sales improved as a result of new parts that the Company supplies for several new vehicle programs that began production during the latter part of the fourth quarter of fiscal 2006 and during the first quarter of fiscal 2007.

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

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at January 31, 2008 was $20,000 and the balance of the revolving credit facility was $48,300.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At January 31, 2008, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have decreased from the margins in place at October 31, 2007 as a result of the reduced funds borrowed under the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At January 31, 2008, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. At January 31, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and requires monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of January 31, 2008 and October 31, 2007 $166 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheet.

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

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The first note was repaid in December 2007 and the remaining note bears interest at 6.91%, and requires monthly payments of $81 through March 2008. In addition, the Company entered into a two-year capital lease agreement in the amount of $463 for computer software, which concluded in December 2007.

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Amended Credit Agreement	Other Debt	Total
2009	$10,000	$694	$10,694
2010	58,300	343	58,643
2011	—	353	353
2012	—	181	181
2013	—	—	—

Total	$68,300	$1,571	$69,871

At January 31, 2008, total debt was $69,871 and total equity was $135,452, resulting in a capitalization rate of 34.0% debt, 66.0% equity. Current assets were $130,949 and current liabilities were $107,297, resulting in working capital of $23,652.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $10,006 in the first three months of fiscal 2008 compared to $9,185 in the first three months of fiscal 2007. The increase of $821 reflects higher net income and increased depreciation expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Working capital changes since October 31, 2007 provided funds of $1,355. During the first quarter of fiscal 2008, accounts receivable have decreased by $8,754 and inventory decreased by $608 since the end of fiscal 2007. Considering the decrease in overdraft balances of $3,211, accounts payable, net have decreased $6,970, in line with the reduced level of production in the first quarter of fiscal 2008.

Capital expenditures in the first three months of fiscal 2008 were $1,773.

After considering letters of credit of $4,571 that the Company has issued, available funds under the Amended Credit Agreement were $72,129 at January 31, 2008. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through January 31, 2009 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $694 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of January 31, 2008, the Company had $68,300 outstanding under the Amended Credit Agreement. Based on January 31, 2008 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $89 for the three months ended January 31, 2008.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate collar agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three months ended January 31, 2008.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. As of January 31, 2008, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 22, 2008

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.