Form 10-Q
period 2008-04-30
SHILOH INDUSTRIES INC
filed 2008-05-22
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of May 19, 2008 was 16,355,867.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2008	October 31, 2007
ASSETS
Cash and cash equivalents	$521	$131
Accounts receivable, net of allowance for doubtful accounts of $919 and $685 at April 30, 2008 and October 31, 2007, respectively	72,119	97,985
Related-party accounts receivable	10,302	2,138
Income taxes receivable	422	—
Inventories, net	29,416	32,345
Deferred income taxes	6,769	6,691
Prepaid expenses	542	965

Total current assets	120,091	140,255

Property, plant and equipment, net	186,550	199,845
Other assets	865	1,010

Total assets	$307,506	$341,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$10,340	$11,411
Accounts payable	54,495	77,852
Accrued income taxes	—	1,970
Other accrued expenses	24,212	27,756
Accrued restructuring charges	—	251

Total current liabilities	89,047	119,240

Long-term debt	73,292	64,563
Deferred income taxes	15,345	15,871
Long-term benefit liabilities	6,253	5,909
Other liabilities	2,332	264

Total liabilities	186,269	205,847

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,355,867 and 16,354,699 shares issued and outstanding at April 30, 2008 and October 31, 2007, respectively	164	164
Paid-in capital	60,056	59,791
Retained earnings	73,178	87,469
Accumulated other comprehensive loss	(12,161)	(12,161)

Total stockholders’ equity	121,237	135,263

Total liabilities and stockholders’ equity	$307,506	$341,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Revenues	$130,648	$155,917	$265,542	$303,542
Cost of sales	118,400	140,341	242,539	276,378

Gross profit	12,248	15,576	23,003	27,164
Selling, general and administrative expenses	6,617	9,308	13,538	16,923
Asset impairment, net	897	—	897	—
Restructuring charges	—	100	—	100

Operating income	4,734	6,168	8,568	10,141
Interest expense	971	2,043	2,265	3,749
Interest income	4	17	14	31
Other (expense) income, net	(21)	71	(6)	345

Income before income taxes	3,746	4,213	6,311	6,768
Provision for income taxes	1,738	2,162	2,720	3,235

Net income	$2,008	$2,051	$3,591	$3,533

Earnings per share:
Basic earnings per share	$.12	$.13	$.22	$.22

Basic weighted average number of common shares	16,356	16,351	16,355	16,341

Diluted earnings per share	$.12	$.12	$.22	$.21

Diluted weighted average number of common shares	16,480	16,477	16,479	16,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,591	$3,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,396	15,587
Asset impairment charges	897	59
Amortization of deferred financing costs	128	142
Deferred income taxes	(23)	(89)
Stock-based compensation expense	260	170
Loss on sale of assets	4	20
Changes in operating assets and liabilities:
Accounts receivable	17,702	(3,945)
Inventories	2,929	10,675
Prepaids and other assets	439	1,921
Payables and other liabilities	(22,831)	(6,143)
Income taxes receivable, and estimated payments	(2,392)	1,036

Net cash provided by operating activities	17,100	22,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,606)	(3,813)
Proceeds from sale of assets	31	14

Net cash used in investing activities	(3,575)	(3,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(495)	(508)
Payment of capital lease	(77)	(163)
Decrease in overdraft balances	(4,444)	(2,965)
Proceeds from long-term borrowings	16,800	41,800
Repayments of long-term borrowings	(8,568)	(16,860)
Payment of dividends	(16,356)	(40,872)
Proceeds from exercise of stock options	5	204
Tax benefit on employee stock options and stock compensation	—	16

Net cash used in financing activities	(13,135)	(19,348)

Net increase in cash and cash equivalents	390	(181)
Cash and cash equivalents at beginning of period	131	367

Cash and cash equivalents at end of period	$521	$186

Supplemental Cash Flow Information:
Cash paid for interest	$2,168	$3,675
Cash paid for income taxes	$5,134	$2,109

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

Revenues and operating results for the six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2008
Restructuring
Severance and benefits	$251	$—	$(251)	$—

	Restructuring Reserves at October 31, 2006	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2007
Restructuring
Severance and benefits	$750	$100	$(201)	$649

During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that has concluded production. Offsetting this charge was a recovery of $30 of previously impaired Cleveland Stamping facility assets that were sold.

Note 4—Inventories

Inventories consist of the following:

	April 30, 2008	October 31, 2007
Raw materials	$12,122	$13,493
Work-in-process	5,079	5,441
Finished goods	10,694	11,893

Total material	27,895	30,827
Tooling	1,521	1,518

Total inventory	$29,416	$32,345

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,455 and $2,832 at April 30, 2008 and October 31, 2007, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2008	October 31, 2007
Land and improvements	$8,582	$8,588
Buildings and improvements	104,576	104,109
Machinery and equipment	339,304	333,919
Furniture and fixtures	10,533	10,402
Construction in progress	7,020	8,977

Total, at cost	470,015	465,995
Less: Accumulated depreciation	283,465	266,150

Property, plant and equipment, net	$186,550	$199,845

Note 6—Financing Arrangements

Debt consists of the following:

	April 30, 2008	October 31, 2007
Amended and Restated Credit Agreement—interest at 4.37% and 6.86% at April 30, 2008 and October 31, 2007, respectively	$82,500	$73,600
Insurance broker financing agreement	—	496
State of Ohio promissory note	1,126	1,291
Two-year notes	—	504
Capital lease debt	6	83

Total debt	83,632	75,974
Less: Current debt	10,340	11,411

Total long-term debt	$73,292	$64,563

The weighted average interest rate of all debt excluding the capital lease debt was 4.52% and 5.41% for the three and six months ended April 30, 2008, respectively. The weighted average interest rate of all debt excluding the capital lease debt was 6.94% and 6.88% for the three and six months ended April 30, 2007, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at April 30, 2008 was $17,500 and the balance of the revolving credit facility was $65,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2008, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have decreased from the margins in place at October 31, 2007 as a result of the reduced funds borrowed under the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2008, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On February 21, 2008, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $1.00 per share, which was paid on March 11, 2008 to shareholders of record as of March 4, 2008. At April 30, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of April 30, 2008 and October 31, 2007 $0 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheet.

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

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The first note was repaid in December 2007 and the remaining note was paid in March 2008.

After considering letters of credit of $4,554 that the Company has issued, available funds under the Amended Credit Agreement were $55,446 at April 30, 2008. Overdraft balances were $12,627 and $17,071 at April 30, 2008 and October 31, 2007, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 7—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of April 30, 2008, there were no foreign currency forward exchange contracts outstanding.

Note 8—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended April 30,		Three months ended April 30
	2008	2007	2008	2007
Service cost	$153	$405	$1	$2
Interest cost	981	1,237	13	16
Expected return on plan assets	(1,115)	(1,360)	—	—
Recognized net actuarial loss	161	305	48	42
Amortization of prior service cost	22	25	(43)	(43)
Amortization of transition obligation	4	4	—	—

Net periodic benefit cost	$206	$616	$19	$17

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Service cost	$305	$898	$3	$4
Interest cost	1,962	2,501	26	31
Expected return on plan assets	(2,231)	(2,720)	—	—
Recognized net actuarial loss	322	610	97	85
Amortization of prior service cost	45	49	(87)	(87)
Amortization of transition obligation	9	9	—	—

Net periodic benefit cost	$412	$1,347	$39	$33

The Company made $163 of contributions to the defined benefit pension plans during the six months ended April 30, 2008. The Company expects estimated contributions to be $302 for the remainder of fiscal 2008. Pension expense thus far in fiscal 2008 has decreased as a result of the closure of the Company’s Cleveland plant and the related freezing of benefits of the pension plan of the plant’s workforce and the freezing of benefits of the Company’s cash balance plan that covers all non-bargaining employees.

Note 9—Equity Matters

Effective November 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. The Company estimates forfeitures based upon historical activity.

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. The service period over which the stock options vest is three years from the date of grant. Options expire over a period not to exceed ten years from the date of grant. On February 21, 2008 and February 14, 2007, options to purchase 20,000 and 156,000 shares, respectively, were awarded to several officers and employees at an exercise price of $8.83 and $14.74, respectively. The following assumptions were used to compute the fair value of the stock options granted during fiscal 2008:

Fiscal 2008
Risk-free interest	3.22%
Expected life (in years)	6.0
Expected volatility factor	62.79%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the six months ended April 30, 2008 and 2007 was as follows:

	Fiscal 2008				Fiscal 2007
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	360,242	$8.85			254,727	$4.83
Options:
Granted	20,000	$8.83			156,000	$14.74
Exercised	(1,168)	$4.67		$6	(37,817)	$5.57		$409
Canceled	(29,340)	$13.18		$—	(3,334)	$11.42		$38

Options outstanding at April 30	349,734	$8.50	6.74	$1,240	369,576	$8.88	7.67	$1,338
Exercisable at April 30	227,401	$5.75	5.60	$1,221	174,911	$3.02	5.67	$1,320

At April 30, 2008, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and six months ended April 30, 2008, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $132 and $260, respectively. For the three and six months ended April 30, 2007, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $119 and $170, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the second quarter of fiscal 2008 and 2007. The impact on earnings per share was a reduction of $.02 and $.01 per share, basic and diluted in the first half of fiscal 2008 and 2007, respectively. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $872 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and six month periods ended April 30, 2008, 166,612 and 190,672 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six month periods ended April 30, 2007, 178,657 and 108,318 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended April 30,		Six months ended April 30,
(Shares in thousands)	2008	2007	2008	2007
Net income available to common stockholders	$2,008	$2,051	$3,591	$3,533

Basic weighted average shares	16,356	16,351	16,355	16,341
Effect of dilutive securities:
Stock options	124	126	124	140

Diluted weighted average shares	16,480	16,477	16,479	16,481

Basic income per share	$.12	$.13	$.22	$.22

Diluted income per share	$.12	$.12	$.22	$.21

Comprehensive Income

Comprehensive income amounted to $2,008 and $2,051, net of tax, for the three months ended April 30, 2008 and 2007, respectively, and $3,591 and $3,395, net of tax, for the six months ended April 30, 2008 and 2007, respectively. In fiscal 2007, the difference between net income and comprehensive income is equal to the cumulative unrealized gains and losses on securities available for sale and the change in fair value of the interest rate collar. The securities available for sale were substantially liquidated in the first quarter of fiscal 2007 and the interest rate collar agreement concluded in January 2007.

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

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and have filed post-trial motions including a motion for a new trial and other relief. In May 2008, the court denied the Company’s post-trial motions and the Company intends to vigorously appeal the final constructive fraudulent conveyance judgments. The Company believes that there are valid grounds to reverse, or reduce the damages applicable to, the portion of any final judgments relating to the constructive fraudulent conveyance claims on appeal. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel, LLC and the payment of $261 to the bankruptcy estate of Valley City Steel, LLC as a result of the jury’s verdict against Sectional Stamping, Inc.

The table below summarizes the legal reserves recorded at April 30, 2008 and October 31, 2007. These amounts are reported in the accrued expenses in the accompanying consolidated balance sheets. The reserves have been updated to accrue interest.

Item	Reserve April 30, 2008	Reserve October 31, 2007
Ohio Personal Property Tax Valuation	$2,623	$2,586
Alleged commitment to purchase equipment	$2,887	$2,841
Valley City Steel, LLC	$2,120	$2,060

	$7,630	$7,487

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first six months of fiscal 2008 declined by 11.6% and total North American car and light truck production for the first six months of fiscal 2008 decreased by 6.5%, in each case compared with production for the first six months of fiscal 2007.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At April 30, 2008, the Company’s facilities were operating at approximately 44.6% capacity, compared to 49.6% capacity at April 30, 2007. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $100-150 and $250-500 per plan year, respectively, dependant upon the location where the claim is incurred. At April 30, 2008 and October 31, 2007, the amount accrued for group insurance and workers’ compensation claims was $4,321 and $4,730, respectively. The Company does not self-insure for any other types of losses.

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at six years and has utilized historical volatility, most recently 62.79%. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party.

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

Results of Operations

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

REVENUES. Sales for the second quarter of fiscal 2008 were $130,648, a decrease of $25,269 from last year’s second quarter sales of $155,917, or 16.2%. Sales decreased during the second quarter of fiscal 2008 as a result of reduced production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the traditional domestic manufacturers, which include some of the Company’s largest customers. Furthermore, sales were significantly reduced during the second quarter of fiscal 2008 as a result of a strike at a customer’s supplier, which resulted in the closure of several of that customer’s plants. According to industry statistics, traditional domestic manufacturer production for the second quarter of fiscal 2008 declined by 16.6% and total North American car and light truck production for the second quarter of fiscal 2008 decreased by 10.2%, in each case compared with production for the second quarter of fiscal 2007.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2008 was $12,248 compared to gross profit of $15,576 in the second quarter of fiscal 2007, a decrease of $3,328. Gross profit as a percentage of sales was 9.4% in the second quarter of fiscal 2008 compared to 10.0% for the same period a year ago. Gross profit in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was adversely affected by the lower volume of sales in the quarter and the absence of the related gross profit of approximately $8,200. Gross profit in the second quarter of fiscal 2008 was also adversely affected by increased material content of products sold of approximately $300. These reductions of gross profit were offset by reduced manufacturing expenses. Manufacturing expenses for the second quarter of fiscal 2008 declined from the previous year by $5,200. Personnel and personnel related expenses decreased by approximately $3,800, manufacturing supplies, expenses and repair materials decreased by approximately $1,750 and depreciation expense increased by approximately $300. The reduction in manufacturing expenses resulted from the Company’s action to control variable expenses in response to reduced sales volumes caused by work stoppages at customer plants in the second quarter of fiscal 2008. Manufacturing expenses also declined due to the announced closure of the Cleveland Stamping facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6,617, or 5.1% of sales, in the second quarter of fiscal 2008, a decrease of $2,691 from $9,308, or 6.0% of sales, in the same period of the prior year. During the second quarter of fiscal 2007, the Company provided a reserve of $2,070 for the Valley City Steel Litigation based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel LLC and the payment of $261 that the Company paid to the bankruptcy estate of Valley City Steel LLC as a result of the jury’s verdict. Selling, general and administrative expenses were further reduced as a result of lower personnel and personnel related expenses of $1,500 that were attributable to work force adjustments and a reduction of incentive compensation accruals.

OTHER. During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that has concluded production. Offsetting this charge was a recovery of $30 of previously impaired Cleveland Stamping facility assets that were sold.

Interest expense for the second quarter of fiscal 2008 was $971, compared to interest expense of $2,043 during the second quarter of fiscal 2007. Interest expense decreased from the prior year second quarter as a result of a decrease in the interest rate and a lower level of average borrowed funds in the second quarter of fiscal 2008 compared to the prior year. Borrowed funds averaged $76,752 during the second quarter of fiscal 2008 and the weighted average interest rate was 4.52%. In the second quarter of fiscal 2007, borrowed funds averaged $117,552 while the weighted average interest rate was 6.94%.

Other (expense) income, net was $(21) for the second quarter of fiscal 2008 compared to $71 for the second quarter of fiscal 2007. During the second quarter of fiscal 2007, the Company liquidated the remainder of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO. The gain upon final liquidation was $30 in the second quarter of fiscal 2007. The balance of other income net was a gain due to foreign currency transactions in Mexico recorded by the Company’s Mexican subsidiary.

The provision for income taxes in the second quarter of fiscal 2008 was $1,738 on income before taxes of $3,746 for an effective tax rate of 46.4%. The provision for income taxes in the second quarter of fiscal 2007 was $2,162 on income before taxes of $4,213 for an effective tax rate of 51.3%. The effective tax rate in the second quarter of fiscal 2008 declined from the Company’s estimate of the effective tax rate for all of fiscal 2007. The decrease in the effective tax rate was the result of a reduction in losses of the Company’s Mexican subsidiary for which a tax benefit cannot be provided and the absence of the effect of executive compensation beyond the amount deductible for tax purposes that existed in fiscal 2007.

NET INCOME. Net income for the second quarter of fiscal 2008 was $2,008, or $0.12 per share, diluted. Net income for the second quarter of fiscal 2007 was $2,051, or $0.12 per share, diluted.

Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007

REVENUES. Sales for the first six months of fiscal 2008 were $265,542, a decrease of $38,000, or 12.5%, from last year’s first six month sales of $303,542. For the first half of fiscal 2008, North American automotive and light truck production decreased by 6.5% compared to the first half of fiscal 2007, while production of traditional domestic manufacturers declined 11.6% compared to the first half of fiscal 2007. Sales of several of the Company’s plants were significantly reduced during the second quarter of fiscal 2008 as a result of a strike at a customer’s supplier, which resulted in the closure of several of the customer’s plants.

GROSS PROFIT. Gross profit for the first six months of fiscal 2008 was $23,003 compared to gross profit of $27,164 in the first half of fiscal 2007, a decrease of $4,161. Gross profit as a percentage of sales was 8.7% in the first half of fiscal 2008 compared to 8.9% in the same period a year ago.

For the first six months of fiscal 2008 gross profit was reduced as a result of lower sales volume compared to the prior year first six-month period. The effect of reduced sales on gross profit was approximately $12,800. Gross profit was also reduced by an increase in the material content of sales during the first half of fiscal 2008 compared to the first half of fiscal 2007 in the approximate amount of $1,350. The negative effect on gross profit of reduced sales volume and increased material content were offset partially by lower manufacturing expenses. Manufacturing expenses for the first six months of fiscal 2008 declined from the same period of the previous year by $10,000. Personnel and personnel related expenses decreased by approximately $7,700, reflecting the reduction of personnel related to the announced closure of the Company’s Cleveland Stamping facility and the reduction of personnel in response to work stoppages at several customer plants. In addition, manufacturing supplies, expenses, repair materials and utilities decreased by approximately $3,200 and depreciation expense increased by approximately $900.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13,538 or 5.1% of sales in the first six months of fiscal 2008 compared to $16,923, or 5.6% in the same period of the prior year. The decrease in selling, general and administrative expenses of $3,385 resulted from the provision of a reserve of $2,070 for litigation decided against the Company in fiscal 2007. In the previous year second quarter, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel LLC and the payment of $261 that the Company paid to the bankruptcy estate of Valley City Steel LLC as a result of the jury’s verdict. Selling, general and administrative expenses were further reduced by lower professional fees of approximately $400 and lower personnel and personnel related expenses of $1,750 that are attributable to the Company’s workforce adjustments and a reduction of incentive compensation accruals in response to the automotive industry work stoppages at certain customer and other supplier manufacturing plants.

OTHER. During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that has concluded production. Offsetting this charge was a recovery of $30 of previously impaired Cleveland Stamping facility assets that were sold.

For the first six months of fiscal 2008, interest expense was $2,265, a decrease of $1,484 from interest expense of $3,749 in the first six months of fiscal 2007. The decrease in interest expense compared to the prior year six-month period resulted from a lower level of average borrowed funds and a decrease in the interest rate. Borrowed funds averaged $76,492 during the first six months of fiscal 2008 and the weighted average interest rate was 5.41%. For the first six months of fiscal 2006, borrowed funds averaged $106,663 while the weighted average interest rate was 6.88%.

Other income was $345 in the first half of fiscal 2007. The majority of the other income is the result of the Company’s liquidation of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO.

In the first six months of fiscal 2008 the provision for income taxes was $2,720 on income before taxes of $6,311 for an effective tax rate of 43.1%. The provision for income taxes in the first half of fiscal 2007 was $3,235 on income before taxes of $6,768 for an effective tax rate of 47.8%. The effective tax rate for fiscal 2007 included the losses of the Company’s Mexican subsidiary for which no tax benefit could be recorded, and the effect of executive compensation beyond the amount deductible for tax purposes. In fiscal 2008, the effect of losses of the Company’s Mexican subsidiary are reduced and the condition that limited the deduction of executive compensation no longer exists.

NET INCOME. Net income for the first six months of fiscal 2008 was $3,591, or $.22 per share, diluted. Net income for the first six months of fiscal 2007 was $3,533, or $.21 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing January 2010. The balance of the term loan at April 30, 2008 was $17,500 and the balance of the revolving credit facility was $65,000.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At April 30, 2008, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have decreased from the margins in place at October 31, 2007 as a result of the reduced funds borrowed under the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At April 30, 2008, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On February 21, 2008, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $1.00 per share, which was paid on March 11, 2008 to shareholders of record as of March 4, 2008. At April 30, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. In July 2006, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 6.67% and required monthly payments of $103 through April 2007. As of April 30, 2008 and October 31, 2007 $0 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheet.

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

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The first note was repaid in December 2007 and the remaining note was paid in March 2008.

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Amended Credit Agreement	Other Debt	Total
2009	$10,000	$340	$10,340
2010	72,500	346	72,846
2011	—	356	356
2012	—	90	90
2013	—	—	—

Total	$82,500	$1,132	$83,632

At April 30, 2008, total debt was $83,632 and total equity was $121,237, resulting in a capitalization rate of 40.8% debt, 59.2% equity. Current assets were $120,091 and current liabilities were $89,047, resulting in working capital of $31,044.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $21,253 in the first half of fiscal 2008 compared to $19,422 in the first half of fiscal 2007. The increase of $1,831 reflects increased depreciation expense in the first half of fiscal 2008 compared to the first half of fiscal 2007.

Working capital changes since October 31, 2007 used funds of $4,153. During the first six months of fiscal 2008, accounts receivable have decreased by $17,702 in connection with the reduced sales volume experienced in the first six months of fiscal 2008 and inventory decreased by $2,929 since the end of fiscal 2007. Considering the decrease in overdraft balances of $4,444, accounts payable, net have decreased $23,357, in line with the reduced level of production in the first half of fiscal 2008.

Capital expenditures in the first six months of fiscal 2008 were $3,606.

After considering letters of credit of $4,554 that the Company has issued, available funds under the Amended Credit Agreement were $55,446 at April 30, 2008. The Company believes that funds available under the Amended Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through April 30, 2009 and until the expiration of the revolving credit facility in January 2010, including capital expenditures, pension obligations and scheduled repayments of $10,000 in the aggregate under the Amended Credit Agreement in accordance with the repayment terms, plus repayments of $340 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor and equipment. The Company’s major raw material, steel, is purchased for the most part through customer resale programs and the price of steel is secured. For non resale purchases of steel, cost increases are generally passed on to the customers. The general level of inflation has not had a material effect on the Company’s financial results.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of April 30, 2008, the Company had $82,500 outstanding under the Amended Credit Agreement. Based on April 30, 2008 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $96 and $186 for the three and six months ended April 30, 2008.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate collar agreement on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three or six months ended April 30, 2008.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations. As of April 30, 2008, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Accounting Officer. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SHILOH INDUSTRIES, INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Thomas J. Stecz
Thomas J. Stecz
Corporate Controller

Date: May 22, 2008

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.