Form 10-Q
period 2008-07-31
SHILOH INDUSTRIES INC
filed 2008-09-09
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Number of shares of Common Stock outstanding as of September 8, 2008 was 16,355,867.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2008	October 31, 2007
ASSETS
Cash and cash equivalents	$371	$131
Accounts receivable, net of allowance for doubtful accounts of $929 and $685 at July 31, 2008 and October 31, 2007, respectively	76,533	97,985
Related-party accounts receivable	3,310	2,138
Inventories, net	30,375	32,345
Deferred income taxes	6,551	6,691
Prepaid expenses	1,069	965

Total current assets	118,209	140,255

Property, plant and equipment, net	180,661	199,845
Other assets	758	1,010

Total assets	$299,628	$341,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,038	$11,411
Accounts payable	60,815	77,852
Accrued income taxes	169	1,970
Other accrued expenses	25,539	27,756
Accrued restructuring charges	—	251

Total current liabilities	87,561	119,240

Long-term debt	65,707	64,563
Deferred income taxes	13,099	15,871
Long-term benefit liabilities	6,595	5,909
Other liabilities	2,358	264

Total liabilities	175,320	205,847

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,355,867 and 16,354,699 shares issued and outstanding at July 31, 2008 and October 31, 2007, respectively	164	164
Paid-in capital	60,190	59,791
Retained earnings	76,115	87,469
Accumulated other comprehensive loss	(12,161)	(12,161)

Total stockholders’ equity	124,308	135,263

Total liabilities and stockholders’ equity	$299,628	$341,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Revenues	$124,229	$132,988	$389,771	$436,530
Cost of sales	111,449	120,521	353,987	396,899

Gross profit	12,780	12,467	35,784	39,631
Selling, general and administrative expenses	6,888	7,885	20,426	24,808
Asset impairment, net	(19)	—	878	—
Restructuring charges	—	—	—	100

Operating income	5,911	4,582	14,480	14,723
Interest expense	952	2,038	3,217	5,786
Interest income	6	20	19	50
Other (expense) income, net	(6)	(24)	(12)	321

Income before income taxes	4,959	2,540	11,270	9,308
Provision for income taxes	2,021	863	4,741	4,098

Net income	$2,938	$1,677	$6,529	$5,210

Earnings per share:
Basic earnings per share	$.18	$.10	$.40	$.32

Basic weighted average number of common shares	16,356	16,354	16,356	16,345

Diluted earnings per share	$.18	$.10	$.40	$.32

Diluted weighted average number of common shares	16,479	16,481	16,479	16,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,529	$5,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,705	23,665
Asset impairment charges, net	878	59
Amortization of deferred financing costs	235	210
Deferred income taxes	(2,050)	(105)
Stock-based compensation expense	394	322
Loss on sale of assets	13	21
Changes in operating assets and liabilities:
Accounts receivable	20,280	27,531
Inventories	1,970	8,319
Prepaids and other assets	(87)	1,177
Payables and other liabilities	(21,471)	(19,729)
Income taxes receivable, and estimated payments	(1,801)	1,151

Net cash provided by operating activities	29,595	47,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,102)	(6,430)
Proceeds from sale of assets	54	17

Net cash used in investing activities	(6,048)	(6,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	871	922
Repayments of short-term borrowings	(670)	(773)
Payment of capital lease	(79)	(248)
Increase (decrease) in overdraft balances	2,273	(2,376)
Proceeds from long-term borrowings	16,800	41,800
Repayments of long-term borrowings	(26,151)	(40,279)
Payment of dividends	(16,356)	(40,872)
Proceeds from exercise of stock options	5	234
Tax benefit on employee stock options and stock compensation	—	239

Net cash used in financing activities	(23,307)	(41,353)

Net increase in cash and cash equivalents	240	65
Cash and cash equivalents at beginning of period	131	367

Cash and cash equivalents at end of period	$371	$432

Supplemental Cash Flow Information:
Cash paid for interest	$3,036	$5,497
Cash paid for income taxes	$8,449	$2,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments, except as noted below, and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Revenues and operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year.

During the third quarter of fiscal 2008, the Company recorded an expense to cost of sales of approximately $952 pre-tax, or $0.03 per share, representing the correction of certain accounting errors caused by unsupported adjustments made by a former group controller of the Company during the period beginning in July 2005 through April 2008. The Company discovered the errors following a routine internal audit conducted at one of its plants. These adjustments included errors in inventory reserves in the first quarter of fiscal 2008 for approximately $330 and the capitalization of costs in fiscal years 2005 and 2006 associated with a capital asset project and the related depreciation of those fixed assets from the date of installation to the current quarter for approximately $622. The Company, assisted by outside legal counsel and an independent forensic accounting firm, conducted a thorough review of the financial reporting process at the division, including, among other things, reviews of journal entries and financial statement accounts that were or could have been impacted by the errors. After considering the results of these reviews, the facts and circumstances related to the nature of the errors, and based on Management’s assessment of materiality under Staff Accounting Bulletin 99 (“SAB 99”), the Company has concluded that the effect of the correction on reported results of operations for each quarter of the fiscal years involved was not significant to the results of operations as previously reported, and not significant to the current year’s results. As a result, the Company’s results of operations for the third quarter and nine-month period of fiscal 2008 reflect the cumulative correction of the errors through the second quarter of fiscal 2008.

The Audit Committee of the Board of Directors has reviewed management’s analysis of the quantitative and qualitative factors of the effect of the correction of these errors and has concluded that management’s assessment was thorough and complete and that management’s accounting for the correction of the errors was proper.

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

The amount of unrecognized tax benefits as of November 1, 2007 was $2,388. This included approximately $972 for the payment of interest and penalties. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There have been no material changes in unrecognized tax benefits, interest, and penalties since November 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. Tax rules, regulations and case law within each jurisdiction are subject to interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for fiscal years ending before November 1, 2004.

The Internal Revenue Service is currently examining the Company’s 2006 domestic federal income tax return. The statute of limitations in several jurisdictions will expire during the next 12 months. The Company has net unrecognized tax benefits, interest, and penalties of $176 that will be recognized if the statute of limitations expires without the relevant taxing authorities examining the applicable returns. If this amount is ultimately recognized, it will reduce the Company’s annual effective tax rate.

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

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2008
Restructuring
Severance and benefits	$251	$—	$(251)	$—

	Restructuring Reserves at October 31, 2006	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2007
Restructuring
Severance and benefits	$750	$100	$(442)	$408

During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that has concluded production. Partially offsetting this charge was a recovery of $30 of previously impaired Cleveland Stamping facility assets that were sold during the second fiscal quarter of 2008 and $19 recovered from assets sold during the third fiscal quarter of 2008.

Note 4—Inventories

Inventories consist of the following:

	July 31, 2008	October 31, 2007
Raw materials	$12,307	$13,493
Work-in-process	5,304	5,441
Finished goods	10,689	11,893

Total material	28,300	30,827
Tooling	2,075	1,518

Total inventory	$30,375	$32,345

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,038 and $2,832 at July 31, 2008 and October 31, 2007, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2008	October 31, 2007
Land and improvements	$8,576	$8,588
Buildings and improvements	104,621	104,109
Machinery and equipment	342,133	333,919
Furniture and fixtures	10,744	10,402
Construction in progress	6,310	8,977

Total, at cost	472,384	465,995
Less: Accumulated depreciation	291,723	266,150

Property, plant and equipment, net	$180,661	$199,845

Note 6—Financing Arrangements

Debt consists of the following:

	July 31, 2008	October 31, 2007
Amended and Restated Credit Agreement—interest at 4.28% and 6.86% at July 31, 2008 and October 31, 2007, respectively	$65,000	$73,600
Insurance broker financing agreement	697	496
State of Ohio promissory note	1,045	1,291
Two-year notes	—	504
Capital lease debt	3	83

Total debt	66,745	75,974
Less: Current debt	1,038	11,411

Total long-term debt	$65,707	$64,563

The weighted average interest rate of all debt excluding the capital lease debt was 4.06% and 4.95% for the three and nine months ended July 31, 2008, respectively. The weighted average interest rate of all debt excluding the capital lease debt was 7.26% and 7.00% for the three and nine months ended July 31, 2007, respectively.

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing in January 2010. The balance of the revolving credit facility at July 31, 2008 was $65,000. See Note 11, Subsequent Event.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2008, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2008, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On February 21, 2008, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $1.00 per share, which was paid on March 11, 2008 to shareholders of record as of March 4, 2008. At July 31, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of July 31, 2008 and October 31, 2007, $697 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s condensed consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bore interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments have continued thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The first note was repaid in December 2007 and the remaining note was repaid in March 2008.

Overdraft balances were $19,344 and $17,071 at July 31, 2008 and October 31, 2007, respectively, and are included in accounts payable in the Company’s accompanying condensed consolidated balance sheets.

Note 7—Fair Value of Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the condensed consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of July 31, 2008, there were no foreign currency forward exchange contracts outstanding.

Note 8—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended July 31,		Three months ended July 31,
	2008	2007	2008	2007
Service cost	$155	$351	$1	$2
Interest cost	981	790	13	16
Expected return on plan assets	(1,115)	(848)	—	—
Recognized net actuarial loss	161	502	48	42
Amortization of prior service cost	22	25	(43)	(43)
Amortization of transition obligation	4	4	—	—

Net periodic benefit cost	$208	$824	$19	$17

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Service cost	$460	$1,249	$5	$6
Interest cost	2,943	3,291	38	47
Expected return on plan assets	(3,346)	(3,568)	—	—
Recognized net actuarial loss	483	1,112	145	(130)
Amortization of prior service cost	13	74	(130)	127
Amortization of transition obligation	68	13	—	—

Net periodic benefit cost	$621	$2,171	$58	$50

The Company made $464 of contributions to the defined benefit pension plans during the nine months ended July 31, 2008. The Company expects that no further pension contributions will be required for the remainder of fiscal 2008. Pension expense thus far in fiscal 2008 has decreased as a result of the closure of the Company’s Cleveland plant and the related freezing of benefits of the pension plan of the plant’s workforce and the freezing of benefits of the Company’s cash balance plan that covers all non-bargaining employees.

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

Fiscal 2008
Risk-free interest	3.22%
Expected life (in years)	6.0
Expected volatility factor	62.79%
Expected dividend yield	0.00%

Activity in the Company’s stock option plan for the nine months ended July 31, 2008 and 2007 was as follows:

	Fiscal 2008				Fiscal 2007
(shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	360	$8.85			255	$4.83
Options:
Granted	20	$8.83			156	$14.74
Exercised	(1)	$4.67		$6	(41)	$5.85		$409
Canceled	(39)	$13.58		$—	(9)	$10.85		$16

Options outstanding at July 31	340	$8.32	6.43	$1,260	361	$8.85	7.42	$1,592
Exercisable at July 31	224	$5.62	5.31	$1,238	171	$2.86	5.37	$1,564

At July 31, 2008, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and nine months ended July 31, 2008, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $134 and $394, respectively. For the three and nine months ended July 31, 2007, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $152 and $322, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the third quarter of fiscal 2008 and 2007. The impact on earnings per share was a reduction $.01 per share, basic and diluted in the first nine months of fiscal 2008 and 2007, respectively. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $737 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine month periods ended July 31, 2008, 165 and 177 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine month periods ended July 31, 2007, 165 and 123 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended July 31,		Nine months ended July 31,
(Shares in thousands)	2008	2007	2008	2007
Net income available to common stockholders	$2,938	$1,677	$6,529	$5,210

Basic weighted average shares	16,356	16,354	16,356	16,345
Effect of dilutive securities:
Stock options	123	127	123	135

Diluted weighted average shares	16,479	16,481	16,479	16,480

Basic income per share	$.18	$.10	$.40	$.32

Diluted income per share	$.18	$.10	$.40	$.32

Comprehensive Income

Comprehensive income amounted to $2,938 and $1,677, net of tax, for the three months ended July 31, 2008 and 2007, respectively, and $6,529 and $5,072, net of tax, for the nine months ended July 31, 2008 and 2007, respectively. In fiscal 2007, the difference between net income and comprehensive income is equal to the cumulative unrealized gains and losses on securities available for sale and the change in fair value of the interest rate collar. The securities available for sale were substantially liquidated in the first quarter of fiscal 2007 and the interest rate collar agreement concluded in January 2007.

Note 10—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagreed with the position of the Commissioner and the Board of Tax Appeals and the Company presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, has ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006. The Company is in the process of finalizing the tax due and expects to fund this liability later in fiscal 2008.

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

The table below summarizes the legal reserves recorded at July 31, 2008 and October 31, 2007. These amounts are reported in the accrued expenses in the accompanying condensed consolidated balance sheets. The reserves have been updated to accrue interest.

Item	Reserve July 31, 2008	Reserve October 31, 2007
Ohio Personal Property Tax Valuation	$2,672	$2,586
Alleged commitment to purchase equipment	$2,921	$2,841
Valley City Steel, LLC	$2,150	$2,060

	$7,743	$7,487

In addition to the matters discussed above, the Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims, other than those matters discussed above, would not materially affect its financial condition, results of operations or cash flow.

Note 11—Subsequent Event

Effective August 1, 2008, the Company entered into a new credit agreement with a syndication of lenders with National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The agreement provides the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The agreement extends through July 31, 2013.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Reuters or Bloomberg Financial Markets Information Service rate. At August 1, 2008, the interest rate for the revolving credit facility was LIBOR plus 2.50%.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets.

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

Borrowings under the former credit agreement were repaid with the proceeds from the new agreement. Considering borrowings under the new credit agreement and letters of credit of $4,554 in place at August 1, 2008, the Company has $49,646 available to borrow under the new revolving credit agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first nine months of fiscal 2008 declined by 15.1% and total North American car and light truck production for the first nine months of fiscal 2008 decreased by 9.6%, in each case compared with production for the first nine months of fiscal 2007.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At July 31, 2008, the Company’s facilities were operating at approximately 44.4% capacity, compared to 50.0% capacity at July 31, 2007. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $100-150 and $250-500 per plan year, respectively, dependant upon the location where the claim is incurred. At July 31, 2008 and October 31, 2007, the amount accrued for group insurance and workers’ compensation claims was $4,006 and $4,730, respectively. The Company does not self-insure for any other types of losses.

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

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, the Company has estimated a forfeiture rate based upon the Company’s experience. If actual forfeitures materially differ from the estimate, the share-based compensation expense could be materially different.

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

Results of Operations

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

REVENUES. Sales for the third quarter of fiscal 2008 were $124,229, a decrease of $8,759 from last year’s third quarter sales of $132,988, or 6.6%. Sales decreased during the third quarter of fiscal 2008 as a result of reduced production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the traditional domestic manufacturers, which include some of the Company’s largest customers. Furthermore, sales in May 2008 were significantly reduced as a result of a strike at a customer’s supplier, which resulted in the closure of several of that customer’s plants. According to industry statistics, traditional domestic manufacturer production for the third quarter of fiscal 2008 declined by 22.1% and total North American car and light truck production for the third quarter of fiscal 2008 decreased by 15.5%, in each case compared with production for the third quarter of fiscal 2007.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2008 was $12,780 compared to gross profit of $12,467 in the third quarter of fiscal 2007, an increase of $313. Gross profit as a percentage of sales was 10.3% in the third quarter of fiscal 2008 compared to 9.4% for the same period a year ago. Gross profit in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was adversely affected by the lower volume of sales in the quarter and the absence of the related gross profit of approximately $5,700. Gross profit in the third quarter of fiscal 2008 was favorably affected by the material content of products sold of approximately $400. Gross profit was also favorably affected by reduced manufacturing expenses. Manufacturing expenses for the third quarter of fiscal 2008 declined from the previous year by $5,600. Personnel and personnel related expenses decreased by approximately $4,700, manufacturing supplies, expenses and repair materials decreased by approximately $1,000. The reduction in manufacturing expenses resulted from the Company’s action to control variable expenses in response to reduced sales volumes caused by work stoppages at customer plants in the second and third quarters of fiscal 2008. Manufacturing expenses also declined due to the announced closure of the Cleveland Stamping facility.

During the third quarter of fiscal 2008, the Company recorded an expense to cost of sales of approximately $952 pre-tax, or $0.03 per share, representing the correction of certain accounting errors caused by unsupported adjustments made by a former group controller of the Company during the period beginning in July 2005 through April 2008. The Company discovered the errors following a routine internal audit conducted at one of its plants. These adjustments included errors in inventory reserves in the first quarter of fiscal 2008 for approximately $330 and the capitalization of costs in fiscal years 2005 and 2006 associated with a capital asset project and the related depreciation of those fixed assets from the date of installation to the current quarter for approximately $622. The Company, assisted by outside legal counsel and an independent forensic accounting firm, conducted a thorough review of the financial reporting process at the division, including, among other things, reviews of journal entries and financial statement accounts that were or could have been impacted by the errors. After considering the results of these reviews, the facts and circumstances related to the nature of the errors, and based on Management’s assessment of materiality under SAB 99, the Company has concluded that the effect of the correction on reported results of operations for each quarter of the fiscal years involved was not significant to the results of operations as previously reported, and not significant to the current year’s results. As a result, the Company’s results of operations for the third quarter and nine-month period of fiscal 2008 reflect the cumulative correction of the errors through the second quarter of fiscal 2008.

The Company’s review of its financial reporting process identified a material weakness in the Company’s internal control over financial reporting consisting of ineffective control over manual journal entries made by plant controllers. Management reported the material weakness to the Company’s Audit Committee and remediated the material weakness by instituting an additional procedure. The procedure requires the reporting to several corporate personnel of all manually prepared accounting journal entries prepared by the controllers of the Company’s manufacturing plants.

The Audit Committee of the Board of Directors has reviewed management’s analysis of the quantitative and qualitative factors of the effect of the correction of these errors and has concluded that management’s assessment was thorough and complete and that management’s accounting for the correction of the errors was proper.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6,888, or 5.5% of sales, in the third quarter of fiscal 2008, a decrease of $997 from $7,885, or 5.9% of sales, in the same period of the prior year. Selling, general and administrative expenses were primarily reduced as a result of lower personnel and personnel related expenses of $800 that were attributable to work force adjustments.

OTHER. During the third quarter of fiscal 2008, the Company recorded a recovery of $19 of previously impaired Cleveland Stamping facility assets that were sold.

Interest expense for the third quarter of fiscal 2008 was $952, compared to interest expense of $2,038 during the third quarter of fiscal 2007. Interest expense decreased from the prior year third quarter as a result of a decrease in the interest rate and a lower level of average borrowed funds in the third quarter of fiscal 2008 compared to the prior year. Borrowed funds averaged $75,189 during the third quarter of fiscal 2008 and the weighted average interest rate was 4.06%. In the third quarter of fiscal 2007, borrowed funds averaged $97,729 while the weighted average interest rate was 7.26%.

The provision for income taxes in the third quarter of fiscal 2008 was $2,021 on income before taxes of $4,959 for an effective tax rate of 40.8%. The provision for income taxes in the third quarter of fiscal 2007 was $863 on income before taxes of $2,540 for an effective tax rate of 34.0%. The effective tax rate in the third quarter of fiscal 2008 declined from the Company’s estimate of the effective tax rate for all of fiscal 2008. The effective tax rate in the third quarter of fiscal 2007 includes the recognition of research and development tax credits related to prior years that were claimed by the Company by amending the tax returns for these years.

NET INCOME. Net income for the third quarter of fiscal 2008 was $2,938, or $.18 per share, diluted. Net income for the third quarter of fiscal 2007 was $1,677, or $.10 per share, diluted.

Nine Months Ended July 31, 2008 Compared to Nine Months Ended July 31, 2007

REVENUES. Sales for the first nine months of fiscal 2008 were $389,771, a decrease of $46,759, or 10.7%, from last year’s first nine month sales of $436,530. For the first nine months of fiscal 2008, North American automotive and light truck production decreased by 9.6% compared to the first nine months of fiscal 2007, while production of traditional domestic manufacturers declined 15.1% compared to the first nine months of fiscal 2007. Sales of several of the Company’s plants were significantly reduced during the second and third quarters of fiscal 2008 as a result of a strike at a customer’s supplier, which resulted in the closure of several of the customer’s plants.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2008 was $35,784 compared to gross profit of $39,631 in the first nine months of fiscal 2007, a decrease of $3,847. Gross profit as a percentage of sales was 9.2% in the first nine months of fiscal 2008 compared to 9.1% in the same period a year ago.

For the first nine months of fiscal 2008 gross profit was reduced as a result of lower sales volume compared to the prior year nine-month period. The effect of reduced sales on gross profit was approximately $18,500. Gross profit was also reduced by an increase in the material content of sales during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 in the approximate amount of $900. The negative effect on gross profit of reduced sales volume and increased material content were offset partially by lower manufacturing expenses. Manufacturing expenses for the first nine months of fiscal 2008 declined from the same period of the previous year by $15,500. Personnel and personnel related expenses decreased by approximately $13,400, reflecting the reduction of personnel related to the announced closure of the Company’s Cleveland Stamping facility and the reduction of personnel in response to work stoppages at several customer plants. In addition, manufacturing supplies, expenses, repair materials and utilities decreased by approximately $3,400 and depreciation expense increased by approximately $1,100.

During the third quarter of fiscal 2008, the Company recorded an expense to cost of sales of approximately $952 pre-tax, or $0.03 per share, representing the correction of certain accounting errors caused by unsupported adjustments made by a former group controller of the Company during the period beginning in July 2005 through April 2008. The Company discovered the errors following a routine internal audit conducted at one of its plants. These adjustments included errors in inventory reserves in the first quarter of fiscal 2008 for approximately $330 and the capitalization of costs in fiscal years 2005 and 2006 associated with a capital asset project and the related depreciation of those fixed assets from the date of installation to the current quarter for approximately $622. The Company, assisted by outside legal counsel and an independent forensic accounting firm, conducted a thorough review of the financial reporting process at the division, including, among other things, reviews of journal entries and financial statement accounts that were or could have been impacted by the errors. After considering the results of these reviews, the facts and circumstances related to the nature of the errors, and based on Management’s assessment of materiality under SAB 99, the Company has concluded that the effect of the correction on reported results of operations for each quarter of the fiscal years involved was not significant to the results of operations as previously reported, and not significant to the current year’s results. As a result, the Company’s results of operations for the third quarter and nine-month period of fiscal 2008 reflect the cumulative correction of the errors through the second quarter of fiscal 2008.

The Company’s review of its financial reporting process identified a material weakness in the Company’s internal control over financial reporting consisting of ineffective control over manual journal entries made by plant controllers. Management reported the material weakness to the Company’s Audit Committee and remediated the material weakness by instituting an additional procedure. The procedure requires the reporting to several corporate personnel of all manually prepared accounting journal entries prepared by the controllers of the Company’s manufacturing plants.

The Audit Committee of the Board of Directors has reviewed management’s analysis of the quantitative and qualitative factors of the effect of the correction of these errors and has concluded that management’s assessment was thorough and complete and that management’s accounting for the correction of the errors was proper.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $20,426 or 5.2% of sales in the first nine months of fiscal 2008 compared to $24,808, or 5.7% in the same period of the prior year. The decrease in selling, general and administrative expenses of $4,382 resulted from the provision of a reserve of $2,070 for litigation decided against the Company in fiscal 2007. In the previous year second quarter, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel LLC and the payment of $261 that the Company paid to the bankruptcy estate of Valley City Steel LLC as a result of the jury’s verdict. Selling, general and administrative expenses were further reduced by lower professional fees of approximately $500 and lower personnel and personnel related expenses of $2,500 that are attributable to the Company’s workforce adjustments and a reduction of incentive compensation accruals in response to the automotive industry work stoppages at certain customer and other supplier manufacturing plants.

OTHER. During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that has concluded production. Offsetting this charge was a recovery of $49 of previously impaired Cleveland Stamping facility assets that were sold.

For the first nine months of fiscal 2008, interest expense was $3,217, a decrease of $2,569 from interest expense of $5,786 in the first nine months of fiscal 2007. The decrease in interest expense compared to the prior year nine-month period resulted from a lower level of average borrowed funds and a decrease in the interest rate. Borrowed funds averaged $74,056 during the first nine months of fiscal 2008 and the weighted average interest rate was 4.95%. For the first nine months of fiscal 2007, borrowed funds averaged $101,574 while the weighted average interest rate was 7.00%.

Other income was $321 in the first nine months of fiscal 2007. The majority of the other income in the prior year was the result of the Company’s liquidation of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO.

In the first nine months of fiscal 2008 the provision for income taxes was $4,741 on income before taxes of $11,270 for an effective tax rate of 42.1%. The provision for income taxes in the first nine months of fiscal 2007 was $4,098 on income before taxes of $9,308 for an effective tax rate of 44.0%. The effective tax rate for fiscal 2007 included the losses of the Company’s Mexican subsidiary for which no tax benefit could be recorded, and the effect of executive compensation beyond the amount deductible for tax purposes. In fiscal 2008, the effect of losses of the Company’s Mexican subsidiary are reduced and the condition that limited the deduction of executive compensation no longer exists.

NET INCOME. Net income for the first nine months of fiscal 2008 was $6,529, or $.40 per share, diluted. Net income for the first nine months of fiscal 2007 was $5,210, or $.32 per share, diluted.

Liquidity And Capital Resources

The Company’s Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provides the Company with borrowing capacity of $175,000 in the form of a five-year $125,000 revolving credit facility and a five-year term loan of $50,000, each maturing in January 2010. The balance of the revolving credit facility at July 31, 2008 was $65,000. See Note 11, Subsequent Event.

Under the Amended Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is the greater of the LaSalle Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Bloomberg Financial Markets Information Service rate. At July 31, 2008, the interest rate for the revolving credit facility and the term loan was LIBOR plus 1.50%. The margins for the revolving credit facility and the term loan have decreased from the margins in place at October 31, 2007 as a result of the reduced funds borrowed under the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Amended Credit Agreement requires the Company to observe several financial covenants. At July 31, 2008, the covenants required a minimum fixed charge coverage ratio of 1.25 to 1.00, a maximum leverage ratio of 2.75 to 1.00 and a minimum net worth equal to the sum of $100,000 plus 50% of consolidated net income since October 31, 2004. The Amended Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. On February 21, 2008, the Amended Credit Agreement was further amended to permit a distribution of a special dividend to shareholders of the Company. The covenants of the Amended Credit Agreement remain in place with exceptions permitted for this special dividend. The Board of Directors of the Company declared a special dividend of $1.00 per share, which was paid on March 11, 2008 to shareholders of record as of March 4, 2008. At July 31, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement.

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

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of July 31, 2008 and October 31, 2007 $697 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s condensed consolidated balance sheet.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Amended Credit Agreement	Other Debt	Total
2009	$—	$1,038	$1,038
2010	65,000	347	65,347
2011	—	360	360
2012	—	—	—
2013	—	—	—

Total	$65,000	$1,745	$66,745

At July 31, 2008, total debt was $66,745 and total equity was $124,308, resulting in a capitalization rate of 34.9% debt, 65.1% equity. Current assets were $118,209 and current liabilities were $87,561, resulting in working capital of $30,648.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $30,704 in the first nine months of fiscal 2008 compared to $29,382 in the first nine months of fiscal 2007. The increase of $1,322 reflects increased depreciation expense and increased net income in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, offset by previously deferred taxes that are becoming currently payable.

Working capital changes since October 31, 2007 used funds of $1,109. During the first nine months of fiscal 2008, accounts receivable have decreased by $20,280 in connection with the reduced sales volume experienced in the first nine months of fiscal 2008 and inventory decreased by $1,970 since the end of fiscal 2007. Considering the increase in overdraft balances of $2,273, accounts payable, net have decreased $17,037, in line with the reduced level of production in the first nine months of fiscal 2008.

Capital expenditures in the first nine months of fiscal 2008 were $6,102.

Effective August 1, 2008, the Company entered a new credit agreement with a syndication of lenders with National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The agreement provides the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The agreement extends through July 31, 2013.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Amended Credit Agreement, or the Eurodollar rate, as adjusted by the Eurocurrency Reserve Percentage, if any (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Reuters or Bloomberg Financial Markets Information Service rate. At August 1, 2008, the interest rate for the revolving credit facility was LIBOR plus 2.50%.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets.

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

Borrowings of the former credit agreement were repaid with the proceeds under the new agreement. Considering borrowings under the new credit agreement and letters of credit of $4,554 in place at August 1, 2008, the Company has $49,646 available to borrow under the new revolving credit agreement

The Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through July 31, 2009 and until the expiration of the revolving credit facility in July 2013, including capital expenditures, pension obligations and scheduled repayments of $1,038 on debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

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

FORWARD-LOOKING STATEMENTS

Certain statements made by the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and those of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

The Company is exposed to market risk through variable rate debt instruments. As of July 31, 2008, the Company had $65,000 outstanding under the Amended Credit Agreement. Based on July 31, 2008 debt levels, a 50 basis point change in interest rates would have impacted interest expense by approximately $94 and $277, respectively for the three and nine months ended July 31, 2008.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company had designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate collar agreement on the condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness for the three or nine months ended July 31, 2008.

Foreign Currency Exchange Rate Risk

In order to reduce the impact of changes in foreign exchange rates on the consolidated results of operations, the Company enters into foreign currency forward exchange contracts periodically. The intent of any contracts entered into by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. Changes in the fair value of forward exchange contracts are recorded in the condensed consolidated statements of operations. As of July 31, 2008, there were no foreign currency forward exchange contracts outstanding. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Accounting Officer. The Company has identified a material weakness in its internal control over financial reporting consisting of ineffective control over manual journal entries made by plant controllers. Based solely on the identification of this material weakness, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2008.

To address the identified material weakness, the Company has instituted a procedure to report to several corporate personnel all manually prepared accounting journal entries prepared by the controllers of the Company’s manufacturing plants. The corporate personnel’s review is intended to ensure the propriety of these entries for processing in each plant’s general ledger. The Company believes it has remediated the identified material weakness. Except as described in this Item 4, there have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: September 9, 2008

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.