Form 10-K
period 2008-10-31
SHILOH INDUSTRIES INC
filed 2008-12-18
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 Steel Drive, Valley City, Ohio 44280

(Address of principal executive offices—zip code)

(330) 558-2600

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $9.82 per share as reported by the Nasdaq Global Market, was approximately $49,772,061. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 11, 2008 was 16,355,867.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

INDEX TO ANNUAL REPORT

ON FORM 10-K

SHILOH INDUSTRIES, INC.

PART I

Item 1.	Business

General

Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company’s principal executive offices are located at 880 Steel Drive, Valley City, Ohio 44280 and its telephone number is (330) 558-2600. The Company’s website is located at http://www.shiloh.com. On its website, you can obtain a copy of the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission. A copy of these filings is available to all interested parties upon written request to Kevin Bagby, at the Company’s corporate offices.

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

The Company’s complex stampings and modular assemblies include components used in the structural and powertrain systems of a vehicle. Structural systems include body-in-white applications and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans and transmission pans. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fifteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

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

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2008	2007
	(dollars in thousands)
Complex stampings and modular assemblies	$171,232	$209,202
Engineered welded blanks	186,420	238,938
Blanking	90,550	90,202
Tools, dies, steel processing, scrap, and other	59,738	52,072

Total	$507,940	$590,414

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

The Company’s largest customer is General Motors Corporation (“General Motors”). The Company has been working with General Motors for more than 20 years and operates a vendor-managed program to supply blanks, which program includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and, over the past five years, supplying engineered welded blanks. As a result of the acquisition of MTD Automotive in November 1999, Ford Motor Company (“Ford”) became another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies. The Company also does business with Chrysler LLC (“Chrysler”), and supplies Chrysler with engineered welded blanks, blanks, and deep draw stampings.

In fiscal 2008, General Motors accounted for approximately 39.0% of the Company’s revenues. No other individual customer accounted for more than 10% of the Company’s revenues in fiscal 2008. At October 31, 2008 and 2007, General Motors accounted for 49.1% and 49.4% of the Company’s accounts receivable.

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

Operations and Engineering

The Company operates nine manufacturing facilities in the United States and one manufacturing facility in Mexico, along with two technical centers in Canton, Michigan and Valley City, Ohio that coordinate advanced product and process development and applications with its customers and its manufacturing facilities. The Company’s manufacturing facilities and technical centers are strategically located close to its customers’ engineering organizations and fabricating-assembly plants. Each facility of the Company is focused on meeting the business strategy of the Company by optimizing its performance in quality, cost and delivery.

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

Competition

Competition for sales of steel blanks and engineered welded blanks is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and Chrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assemblies business are Narmco Group, Midwest Stamping and Manufacturing Company, Gestamp North America Inc. and Midway Products Group. The significant areas of competition with these companies are price, product quality, delivery and engineering capabilities. Competitors for engineered welded blanks include Noble International, Ltd., TWB Co., LLC, Powerlaser Ltd. and Procoil Corp. The significant areas of competition with these companies are product quality, price, delivery, location and engineering capabilities. Shiloh is the only supplier of engineered welded blanks that is not affiliated with a steel company.

Employees

As of November 30, 2008, the Company had approximately 1,205 employees. A total of approximately 196 employees at three of the Company’s subsidiaries are covered by three collective bargaining agreements that are due to expire in August 2009, June 2011 and November 2012.

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

ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its impact on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. As of October 31, 2003, all of the Company’s facilities were ISO 14001 certified. The Company has completed the certification process at each of its ten manufacturing facilities for the latest and highest international quality standard for the automotive industry, ISO/TS 16949:2002. The Company believes this certification is a market requirement for doing business in the automotive industry.

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

Revenues from the Company’s foreign subsidiary in Mexico were $16.3 million and $10.8 million for fiscal years 2008 and 2007, respectively. These revenues represent 3% of total revenues for fiscal 2008 and 2% of total revenues for fiscal year 2007. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $17.2 million and $17.4 million at October 31, 2008 and

2007, respectively. The consolidated long-lived assets of the Company totaled $176.4 million and $200.9 million at October 31, 2008 and 2007, respectively.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is a Delaware holding company that has fifteen wholly owned subsidiaries located in Ohio, Michigan, Georgia, Tennessee and Mexico. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company’s facilities, all of which are owned (except for its Troy, Michigan technical center), are as follows:

Subsidiary	Facility Name	Location	Square Footage	Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000	1955	Blanking/Tool and Die Production/ Complex Stamping and Modular Assembly

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	255,000	1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	254,000	2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000	1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000	1990	Other Steel Processing/ Administration

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	250,000	1999	Complex Stamping and Modular Assembly

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000	1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000	1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly/ Sales and Marketing/ Engineering and Development

Greenfield Die & Manufacturing Corp.	Troy Technical Center	Troy, Michigan	1,900(1)	2005	Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500	1998	Blanking/Engineered Welded Blanks/ Complex Stamping and Modular Assembly

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000	2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000	2000	Engineered Welded Blanks/Complex Stamping and Modular Assembly

(1)	The Troy Technical Center is leased to the Company.

Item 3.	Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Executive Officers of the Registrant

The following information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 69 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. Mr. Zampetis is 63 years old.

Kevin Bagby, Vice President of Finance and Chief Financial Officer.    Mr. Bagby assumed the position of Vice President of Finance and Chief Financial Officer of Shiloh Industries, Inc in November 2008. Mr. Bagby recently served as Vice President, Chief Financial Officer and Treasurer of Freightcar America, a manufacturer of aluminum bodied railroad freight cars from 2004 to 2008. Mr. Bagby previously served as Vice President and CFO of Stoneridge, Inc., a manufacturer of electronic components, modules and systems for the automotive and industrial markets from 1995 to 2004. Prior to joining Stoneridge, Mr. Bagby held senior financial leadership positions with Kelsey-Hayes, General Tire and Abex Corporation. Mr. Bagby is 57 years old.

Robert D. Fairchild, Vice President of Sales & Business Development.    Mr. Fairchild assumed the position of Vice President of Sales & Business Development for Shiloh Industries, Inc in November 2008. Mr. Fairchild has 25 years in technical, managerial and business development responsibilities within the automotive and related international tooling and equipment industries. Since 2007, he was serving as the Vice President of Sales and Marketing for the large size press division of Komatsu American Industries, LLC. Previously, he was the President and CEO of Fairchild and Associates, Inc., a management consulting firm to the automotive industry from 2002 to 2007. Mr. Fairchild is 47 years old.

James F. Keys, Senior Vice President of Advanced Technology/Sales and Marketing.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. Mr. Keys is 55 years old.

Anthony M. Parente, Vice President, Manufacturing Operations.    Mr. Parente was named Vice President of Manufacturing Operations in October 2006. He started his career at MTD Automotive as an electrical apprentice in 1979 and joined the Company through its acquisition of MTD Automotive in 1999. He progressed effectively through different technical assignments. He was appointed Plant Manager of the Ohio Welded Blank Plant in 2001, and was promoted to the position of Group General Manager three years later. Mr. Parente is 47 years old.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol “SHLO.” On December 11, 2008, the closing price for the Company’s Common Stock was $2.79 per share.

The Company’s Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2008 and 2007.

	2008		2007
Quarter	High	Low	High	Low
1st	$10.48	$7.91	$19.26	$13.08
2nd	$11.67	$8.09	$14.77	$8.62
3rd	$10.20	$7.50	$14.93	$8.64
4th	$10.07	$5.01	$12.68	$9.51

As of the close of business on December 11, 2008, there were 99 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company did not repurchase any of the Company’s equity securities during fiscal 2008.

On February 21, 2008, The Board of Directors of the Company declared a special dividend of $1.00 per share, which was paid on March 11, 2008 to shareholders of record as of March 4, 2008. Prior to this special dividend, the Company had declared a special dividend in the amount of $2.50 per share payable on January 19, 2007 to the shareholders of record as of January 5, 2007. The Company currently does not anticipate paying Common Stock dividends in the foreseeable future.

Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

General

The Company is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for fiscal 2008 declined by 17.5% and total North American car and light truck production for fiscal 2008 declined 12.2% from the production of fiscal 2007.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At October 31, 2008, the Company’s facilities were operating at approximately 42.8% capacity. For fiscal 2007, plant utilization was at 52.5%. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The majority of the Company’s stamping and engineered welded blank operations purchase steel through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. After a period of substantial increases in pricing, domestic steel pricing has generally been decreasing recently for several reasons, including weak customer demand, the fluctuations of the U.S. dollar in relation to foreign currencies and the overall world economic situation. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. The Company has ceased operation of the Cleveland Stamping facility. As a result, the Company recorded an impairment charge related to the long-lived assets of the Company’s Cleveland Stamping facility. See Note 2 to the consolidated financial statements for a discussion of impairment charges recorded in fiscal 2008 and 2007.

Group Insurance and Workers’ Compensation Accruals.    The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $100-150 and $250-500 per plan year, respectively, dependant upon the location where the claim is incurred. At October 31, 2008 and 2007, the amount accrued for group insurance and workers’ compensation claims was $4,117 and $4,730, respectively. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The Company formerly used the Moody’s Aa Corporate bonds with maturities of at least twenty years as a benchmark when determining the discount rate. However, in fiscal 2008, the Company benchmarked its rate with the most recent available interest rates on the Citigroup Pension Discount Curve and Liability Index. Based upon this analysis, the Company increased the discount rate used to measure its pension and post-retirement liabilities to 8.00% at October 31, 2008 from 6.00% at October 31, 2007. A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $76.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $94.

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

For the twelve months ended October 31, 2008, the actual return on pension plans’ assets for all of the Company’s plans approximated (30.44)% to (31.19)%, which was a lower rate of return than the 7.25% to 7.50% expected rates of return on plan assets used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

If the amount of the accumulated benefit obligation in excess of the fair value of plan assets is large enough, the Company may be required, by law to make additional contributions to the pension plans. Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will increase in fiscal 2010, and that pension expense will increase in fiscal 2009 and beyond.

Results of Operations

Year Ended October 31, 2008 Compared to Year Ended October 31, 2007

Revenues.    Sales for fiscal 2008 were $507,940, a decrease of $82,474, or 14.0% from fiscal 2007 sales of $590,414. For fiscal 2008, North American car and light truck production was 12.2% below the production levels of fiscal 2007. For the traditional domestic manufacturers, the Company’s largest customers through direct sales or sales to Tier I suppliers, the production of cars and light trucks in fiscal 2008 was 17.5% below the production levels of fiscal 2007. Sales of several of the Company’s plants were significantly reduced during the second and third quarters of fiscal 2008 as a result of a strike at a customer’s supplier, which resulted in the closure of several of the Company’s plants. At the conclusion of the work stoppages during the third quarter of fiscal 2008, overall consumer demand for automobiles and trucks declined significantly resulting in reduced car build for the North American automobile industry. As a result, the Company’s sales to OEM and Tier I customers also declined.

Gross Profit.    Gross profit for fiscal 2008 was $44,290, a decrease of $12,877 from the gross profit of fiscal 2007 of $57,167. As a percentage of sales, gross profit in fiscal 2008 was 8.7% compared to 9.7% in fiscal 2007. Gross profit for fiscal 2008 declined on the lower volume of sales in fiscal 2008 compared to fiscal 2007. The effect on gross profit of the reduced fiscal 2008 sales volume was approximately $29,800. Gross profit was also adversely affected by the increased material content in the products produced and sold during fiscal 2008 compared to the prior fiscal year. The effect of greater material content on gross profit was a decrease of approximately $4,900. The negative effects on gross profit of reduced sales volume and increased material content were offset partially by lower manufacturing expenses. Manufacturing expenses for fiscal 2008 declined from fiscal 2007 by $21,500. Personnel and personnel related expenses decreased approximately $16,750, reflecting the reduction of personnel related to the announced closure of the Company’s Cleveland Stamping facility and reduction of personnel in response to work stoppages at several customer plants. In addition, manufacturing supplies, expenses, repair materials and utilities decreased by approximately $6,350, and depreciation expense increased by approximately $1,000.

During the third quarter of fiscal 2008, the Company recorded an expense to cost of sales of approximately $952 pre-tax, or $0.03 per share, representing the correction of certain accounting errors caused by unsupported adjustments made by a former plant controller of the Company during the period beginning in July 2005 through April 2008. The Company discovered the errors following a routine internal audit conducted at one of its plants. These adjustments included errors in inventory reserves in the first quarter of fiscal 2008 for approximately $330 and the capitalization of costs in fiscal years 2005 and 2006 associated with a capital asset project and the related depreciation of those fixed assets from the date of installation to the third quarter of fiscal 2008 for approximately $622. The Company, assisted by outside legal counsel and an independent forensic accounting firm, conducted a thorough review of the financial reporting process at the division, including, among other things, reviews of journal entries and financial statement accounts that were or could have been impacted by the errors. After considering the results of these reviews, the facts and circumstances related to the nature of the errors, and based on Management’s assessment of materiality under Staff Accounting Bulletin 99 (“SAB 99”), the Company has concluded that the effect of the correction on reported results of operations for each quarter of the fiscal years involved was not significant to the results of operations as previously reported, and not significant to the current year’s results. As a result, the Company’s results of operations for the third quarter of fiscal 2008 reflect the cumulative correction of the errors through the second quarter of fiscal 2008.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $26,924 or 5.3% of fiscal 2008 sales. For fiscal 2007, selling general and administrative expenses were $32,801 or 5.6% of fiscal 2007 sales. The decrease in selling, general and administrative expenses of $5,877 resulted from the provision of a reserve of $2,070 for litigation decided against the Company in fiscal 2007. In the second quarter of fiscal 2007, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case. Offsetting this legal reserve, the Company recorded a credit of $799, representing the difference between liabilities that the Company had accrued as payable to Valley City Steel LLC and the payment of $261 that the Company paid to the bankruptcy estate of Valley City Steel LLC as a result of the jury’s verdict. In fiscal 2006, the Company provided a reserve of $2,726, representing damages and pre-judgment interest awarded by a jury against the Company related to an alleged purchase commitment with a supplier for the purchase of equipment. The Company continued to provide for interest on the obligation until the fourth quarter of fiscal 2008. During the fourth quarter of fiscal 2008, the Company negotiated a settlement of $1,500 with the supplier to conclude this matter. As a result of the settlement, the Company reversed the excess of the amount accrued, recording a benefit of $1,456 in the fourth quarter of fiscal 2008. Selling, general and administrative expenses were further reduced by lower professional fees of approximately $900 and lower personnel and personnel related expenses of $2,000 that are attributable to the Company’s workforce adjustments and a reduction of incentive compensation accruals in response to the automotive industry work stoppages at certain customer and other supplier manufacturing plants.

Asset Impairment and Restructuring Charge.    In October 2006, management presented to the Board of Directors an assessment of the business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, was faced with declining business volumes. The two major customers of the Cleveland Stamping facility balanced out programs for which the Company provided components during the first and second quarters of fiscal 2007. The Company committed to a plan to cease operation of the Cleveland facility. As a result, in fiscal 2006, the Company recorded an impairment charge to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. During fiscal 2007, the Company incurred further asset impairment charges of $137 related to resolution of issues related to the remaining long-lived assets at the Company’s Cleveland Stamping facility. During fiscal 2008, some of the previously impaired Cleveland Stamping facility assets were sold, resulting in an impairment recovery of $431. Additionally, during the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that has concluded production, resulting in a net asset impairment of $496 for fiscal 2008.

In fiscal 2006, the Company also recorded a restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. In February 2007, the Company finalized negotiations with the employees of the Cleveland Stamping facility and recorded an additional charge of $100 for severance and benefits.

Other.    For fiscal 2008, interest expense was $4,542, a decrease of $2,944 from interest expense of $7,486 in fiscal 2007. The decrease in interest expense compared to the prior year resulted from a lower level of average borrowed funds and a decrease in the interest rate. Borrowed funds averaged $73,435 during the fiscal 2008 and the weighted average interest rate was 5.01%. For fiscal 2007, borrowed funds averaged $96,453 while the weighted average interest rate was 7.00%.

Other expense was $127 in fiscal 2008. Expense in fiscal 2008 is the result of currency transaction losses incurred by the Company’s Mexican subsidiary. In fiscal 2007, the majority of the other income was the result of the Company’s liquidation of the assets of its rabbi trust that had been established to fund the Company’s obligation in connection with its employment agreement and the related supplemental executive retirement plan with the Company’s President and CEO.

In fiscal 2008 the provision for income taxes was $5,436 on income before taxes of $12,253 for an effective tax rate of 44.4%. The provision for income taxes in fiscal 2007 was $7,535 on income before taxes of $17,085 for an effective tax rate of 44.1%. The effective tax rate for fiscal 2008 and 2007 included the losses of the Company’s Mexican subsidiary for which no tax benefit could be recorded, the effect of state taxes, and in fiscal 2007, the effect of executive compensation beyond the amount deductible for tax purposes

Net Income.    Net income for fiscal 2008 was $6,817, or $0.42 per share, basic and $0.41 per share, diluted. In fiscal 2007, net income was $9,550 or $0.58 per share, basic and diluted.

Liquidity and Capital Resources

On August 1, 2008, the Company entered into a new credit agreement (“Credit Agreement”) with a syndication of lenders with National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The agreement provides the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The agreement extends through July 31, 2013. The Company may prepay the borrowings under the revolving credit facility without penalty. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is 2.50% plus the published Reuters or Bloomberg Financial Markets Information Service rate. At October 31, 2008, the interest rate for the revolving credit facility was at prime plus 1.0%.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. The Company was in compliance with the covenants of the Credit Agreement at October 31, 2008.

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

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of October 31, 2008 and 2007, $389 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Other Debt	Total
2009	$—	$731	$731
2010	—	351	351
2011	—	270	270
2012	—	—	—
2013	69,600	—	69,600
2014 and thereafter	—	—	—

Total	$69,600	$1,352	$70,952

At October 31, 2008, total debt was $70,952 and total equity was $120,471, resulting in a capitalization rate of 37.1% debt, 62.9% equity. Current assets were $117,234 and current liabilities were $77,056 resulting in working capital of $40,178.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that did not require a current outlay of cash amounting to $40,045 in fiscal 2008 compared to $39,912 in fiscal 2007. The increase of $133 reflects decreased net income, increased depreciation and amortization and higher asset impairment charges.

Working capital changes since October 31, 2007 have provided funds of $5,847. Since October 31, 2007, accounts receivable have decreased by $27,418. The decrease in accounts receivable reflects the lower level of sales during fiscal 2008. Inventory at October 31, 2008 increased by $1,867 since the end of fiscal 2007, with increased tooling in process compared to a year ago. Payables and other liabilities reflect a reduced current pension obligation due to plan freezes that occurred in fiscal 2007, combined with investment performance through October 31, 2007, that resulted in improved funding ratios of pension plan assets to liabilities, which lowered the expected contribution levels for the fiscal 2009 plan year. Considering the decrease in overdraft balances of $13,544, accounts payable, net have decreased $23,938.

Capital expenditures in fiscal 2008 were $8,704.

Financing activity in fiscal 2008 reflects the borrowing of funds of $16,356 that were used to pay the aforementioned special dividend of $1.00 per share paid on March 11, 2008. In addition, the Company has used funds generated from operations to repay debt of $5,022 in fiscal 2008.

After considering letters of credit of $7,431 that the Company has issued, available funds under the Credit Agreement were $43,619 at October 31, 2008. The Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through October 31, 2009. The Company is closely monitoring the business conditions that are currently affecting the automotive industry and has initiated actions to align production schedules of the Company’s plants with customers’ schedules, to reduce inventories, to adjust operating expenses in line with production and to reduce capital expenditures to a minimum. All of these efforts are directed toward the goal of meeting its cash requirements until the expiration of the revolving credit facility in July 2013, including capital expenditures, pension obligations and repayments of $1,352 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

As of October 31, 2008, the Company has $3,821 of commitments for capital expenditures, commitments under non-cancelable operating leases aggregating $11,164 and $2 committed under capital lease obligations. These capital expenditures in 2009 are for the support of current and new business, expected increases in existing business, and enhancements of production.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Standards

During fiscal 2008, several new accounting standards became effective, or were issued by the Financial Accounting Standards Board (“FASB”), including Statements of Financial Accounting Standards (“SFAS”) Nos. 141R “Business Combinations”, 157 “Fair Value Measurements”, 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” and 162 “The Hierarchy of Generally Accepted Accounting Principles”. The Company has determined that none of these accounting pronouncements have a material effect on the Company’s consolidated financial statements.

Effect of Inflation, Deflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The general level of inflation has not had a material effect on the Company’s financial results for the past three years.

In periods of decreasing prices, deflation occurs and may also affect the Company’s results of operations. With respect to steel purchases, the Company’s purchases of steel through customers’ resale steel programs protects recovery of the cost of steel through the selling price of the Company’s products. For non-resale steel purchases, the Company coordinates the cost of steel purchases with the related selling price of the product.

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

Item 8.	Financial Statements and Supplementary Data

The following Financial Statement Schedule for the two years ended October 31, 2008 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	56

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Shiloh Industries, Inc.

The management of Shiloh Industries, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The internal control system of Shiloh Industries, Inc. was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Shiloh Industries, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

During the third quarter of fiscal 2008, the Company identified a material weakness in its internal control over financial reporting consisting of ineffective controls over manual journal entries made by a plant controller. To address the identified material weakness, the Company has instituted a procedure to report to several corporate personnel all manually prepared accounting journal entries prepared by the controllers of the Company’s manufacturing plants. The corporate personnel’s review is intended to ensure the propriety of these entries for processing in each plant’s general ledger. The Company believes it has remediated the identified material weakness. Except as described here, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on the evaluation of internal controls, the identification of a material weakness in the third quarter of fiscal 2008 and the related remediation of the weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls over financial reporting are effective as of October 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/    Theodore K. Zampetis

President and Chief Executive Officer

/s/    Kevin Bagby

Chief Financial Officer

December 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective November 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Also, as discussed in Notes 1 and 9 to the consolidated financial statements, effective October 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/    Grant Thornton LLP

Cleveland, Ohio

December 17, 2008

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	October 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$2,210	$131
Accounts receivable, net	69,931	97,985
Related party accounts receivable	2,774	2,138
Income tax receivable	2,272	—
Inventories, net	34,212	32,345
Deferred income taxes	4,893	6,691
Prepaid expenses	942	965

Total current assets	117,234	140,255

Property, plant and equipment, net	175,555	199,845
Other assets	823	1,010

Total assets	$293,612	$341,110

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$731	$11,411
Accounts payable	53,914	77,852
Accrued income taxes	—	1,970
Other accrued expenses	22,411	27,756
Accrued restructuring charges	—	251

Total current liabilities	77,056	119,240

Long-term debt	70,221	64,563
Deferred income taxes	9,915	15,871
Long-term benefit liabilities	13,560	5,909
Other liabilities	2,389	264

Total liabilities	173,141	205,847

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2008 and 2007	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,355,867 and 16,354,699 shares issued and outstanding at October 31, 2008 and 2007, respectively	164	164
Paid-in capital	60,470	59,791
Retained earnings	76,403	87,469
Accumulated other comprehensive loss:
Pension related liability, net	(16,566)	(12,161)

Total stockholders’ equity	120,471	135,263

Total liabilities and stockholders’ equity	$293,612	$341,110

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Years Ended October 31,
	2008	2007
Revenues	$507,940	$590,414
Cost of sales	463,650	533,247

Gross profit	44,290	57,167
Selling, general and administrative expenses	26,924	32,801
Asset impairment charges	496	137
Restructuring charges	—	100

Operating income	16,870	24,129
Interest expense	4,542	7,486
Interest income	52	68
Other (expense) income, net	(127)	374

Income before income taxes	12,253	17,085
Provision for income taxes	5,436	7,535

Net income	$6,817	$9,550

Earnings per share:
Basic earnings per share	$0.42	$0.58

Weighted average number of common shares	16,356	16,348

Diluted earnings per share	$0.41	$0.58

Weighted average number of common shares	16,477	16,481

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,817	$9,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,767	31,873
Amortization of deferred financing costs	561	277
Asset impairment charges	496	137
Deferred income taxes	(1,161)	(2,391)
Stock-based compensation expense	512	418
Loss on sale of assets	53	48
Changes in operating assets and liabilities:
Accounts receivable	27,418	2,980
Inventories	(1,867)	12,299
Prepaids and other assets	87	(263)
Payables and other liabilities	(15,549)	3,038
Accrued income taxes	(4,242)	3,985

Net cash provided by operating activities	45,892	61,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,704)	(9,262)
Proceeds from sale of assets	440	20
Sale of investment securities	—	1,800

Net cash used in investing activities	(8,264)	(7,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	871	922
Repayments of short-term borrowings	(977)	(935)
Payment of capital lease	(80)	(344)
Decrease in overdraft balances	(13,544)	(5,637)
Proceeds from long-term borrowings	93,400	45,100
Repayments of long-term borrowings	(98,236)	(53,652)
Payment of dividends	(16,356)	(40,872)
Proceeds from exercise of stock options	5	234
Tax benefit on employee stock options and stock compensation	—	239
Capital contribution	162	200
Payment of deferred financing costs	(794)	—

Net cash used in financing activities	(35,549)	(54,745)

Net increase (decrease) in cash and cash equivalents	2,079	(236)
Cash and cash equivalents at beginning of year	131	367

Cash and cash equivalents at end of year	$2,210	$131

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
November 1, 2006	$163	$58,700	118,791	$(15,638)	$162,016
Net income	—	—	9,550	—	9,550
Minimum pension liability, net of tax of $5,208	—	—	—	9,900	9,900
Fair value of hedge, net of tax benefit of $2	—	—	—	(3)	(3)
Unrealized holding gain, net of tax of $83	—	—	—	(138)	(138)

Comprehensive income	—	—	—	—	19,309
Adjustment recognized upon adoption of SFAS No. 158, net of tax benefit of $3,443	—	—	—	(6,282)	(6,282)
Exercise of stock options	1	234	—	—	235
Stock options compensation cost	—	418	—	—	418
Tax benefit on stock options and stock option compensation cost	—	239	—	—	239
Related party transactions with MTD Consumer Group Inc.	—	200	—	—	200
Cash dividend, $2.50 per share	—	—	(40,872)	—	(40,872)

October 31, 2007	$164	$59,791	$87,469	$(12,161)	$135,263
Net income	—	—	6,817	—	6,817
SFAS No. 158 pension liability, net of tax benefit of $2,415	—	—	—	(4,405)	(4,405)

Comprehensive income	—	—	—	—	2,412
Adjustment recognized upon adoption of FIN No. 48, net of tax benefit of $582	—	—	(1,527)	—	(1,527)
Exercise of stock options	—	5	—	—	5
Stock options compensation cost	—	512	—	—	512
Related party transactions with MTD Consumer Group Inc.	—	162	—	—	162
Cash dividend, $1.00 per share	—	—	(16,356)	—	(16,356)

October 31, 2008	$164	$60,470	$76,403	$(16,566)	$120,471

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

General

Shiloh Industries, Inc. and its subsidiaries (“the Company”) is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, the Company is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company’s blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for structural and exterior steel components, such as support brackets, frame sides, fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. Engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness, or coating that are welded together utilizing both mash seam resistance and laser welding. The Company’s stampings are principally used as components in mufflers, seat frames, structural rails, window lifts, heat shields, vehicle brakes and other structural body components.

The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fifteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, while major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from three to twelve years for furniture and fixtures and machinery and equipment, or if the assets are dedicated to a customer program, over the estimated life of that program, ten to twenty years for land improvements and twenty to forty years for buildings and their related improvements. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. For the Company, SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements became effective as of the end of the fiscal year ending October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. See Note 9 for discussion of the effect of SFAS 158 on the Company’s financial position, results of operations and cash flows.

Stock-Based Compensation

Effective November 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company adopted the modified-prospective transition method and accordingly did not restate amounts in prior fiscal years. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2008	2007
Cash paid for:
Interest	$3,969	$7,054
Income taxes, net of refunds	$10,644	$5,318

Concentration of Risk

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable. Losses have historically been within management’s expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 14—Business Segment Information for discussion of concentration of revenues.

As of October 31, 2008, the Company had approximately 1,270 employees. A total of approximately 196 employees at three of the Company’s subsidiaries are covered by three collective bargaining agreements that are due to expire in August 2009, June 2011 and November 2012.

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

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. As of October 31, 2008 and 2007, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. In January 2005, the Company entered into a $25,000 interest rate collar agreement that resulted in fixing the interest rate on a portion of the term loan under the former Amended Credit Agreement between a floor of 3.08% and a cap of 5.25%. The collar agreement terminated on January 12, 2007.

In accordance with SFAS No. 133, the Company designated the interest rate collar as a cash flow hedge and recognized the fair value of the interest rate swap agreement on the consolidated balance sheet. Gains and losses related to a hedge and that resulted from changes in the fair value of the hedge were either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge was recognized in income immediately. There was no hedge ineffectiveness for the year ended October 31, 2007. The deferred gains on the hedge were recognized in the accompanying consolidated statement of operations upon termination of the hedge in the first quarter of fiscal 2007.

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

Other New Accounting Standards

During fiscal 2008, several new accounting standards became effective, or were issued by the Financial Accounting Standards Board (“FASB”), including Statements of Financial Accounting Standards (“SFAS”) Nos. 141R “Business Combinations”, 157 “Fair Value Measurements”, 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” and 162 “The Hierarchy of Generally Accepted Accounting Principles”. The Company has determined that none of these accounting pronouncements have a material effect on the Company’s consolidated financial statements.

Note 2—Asset Impairment and Restructuring Charges

In October 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility. This facility, which is leased from MTD Products Inc. (“MTD”) as part of the acquisition by the Company of MTD Automotive in 1999, was faced with declining business volumes. The two major customers at the Cleveland Stamping facility have concluded programs for which the Company provided components. The Company therefore committed to a plan to cease operation of the Cleveland facility as of October 31, 2007. As a result, the Company recorded an impairment charge to reduce long-lived assets, acquired since the acquisition, to their estimated fair value. The Company recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant at October 31, 2006, and made adjustments to these estimates in fiscal 2007 as the plan to cease operation was put into effect. A summary of the charges included in the accompanying consolidated statements of operations for fiscal 2008 and 2007, is below.

	2008	2007
Asset (recovery) impairment	$(431)	$137

Restructuring—Severance and benefits	—	100

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An analysis of restructuring charges and related reserves of the Company for fiscal 2008 and 2007 is as follows:

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2008
Restructuring—Severance and benefits	$251	$—	$(251)	$—

	Restructuring Reserves at October 31, 2006	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2007
Restructuring—Severance and benefits	$750	$100	$(599)	$251

During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that has concluded production. Partially offsetting this charge was a recovery of $431 of previously impaired Cleveland Stamping facility assets that were sold during fiscal 2008 for a net asset impairment of $496 for fiscal 2008.

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $782 and $685 at October 31, 2008 and 2007, respectively. The Company recognized net bad debt expense of $178 and $653 during fiscal 2008 and 2007, respectively, in the consolidated statement of operations.

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 4—Inventories

	October 31,
	2008	2007
Inventories consist of the following:
Raw materials	$15,597	$13,493
Work-in-process	6,586	5,441
Finished goods	8,939	11,893

Total material	31,122	30,827
Tooling	3,090	1,518

Total inventory	$34,212	$32,345

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,267 and $2,832 at October 31, 2008 and 2007, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Other Assets

	October 31,
	2008	2007
Other assets consist of the following:
Long-term pension assets	$—	$354
Deferred financing costs	756	523
Other	67	133

Total	$823	$1,010

Deferred financing costs are amortized over the term of the debt. During fiscal 2008 and 2007, amortization of these costs amounted to $561 and $277, respectively. Accumulated amortization was $68 and $3,056 as of October 31, 2008 and 2007, respectively. The Company recorded additional amortization of deferred financing costs as a result of entry into a new credit agreement on August 1, 2008 in the amount of $276 in fiscal 2008.

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2008	2007
Land	$8,644	$8,588
Buildings and improvements	102,598	104,109
Machinery and equipment	336,572	333,919
Furniture and fixtures	10,420	10,402
Construction in progress	7,044	8,977

Total, at cost	465,278	465,995
Less: Accumulated depreciation	289,723	266,150

Property, plant and equipment, net	$175,555	$199,845

Depreciation expense was $32,767 and $31,873 in fiscal 2008 and 2007, respectively.

During the years ended October 31, 2008 and 2007, interest capitalized as part of property, plant and equipment was $193 and $341, respectively. The Company had commitments for capital expenditures of approximately $3,821 at October 31, 2008. At October 31, 2008 and 2007, property, plant and equipment included equipment with a cost of $28 and $1,015 and accumulated depreciation of $28 and $768, respectively, as a result of capital leases outstanding.

The Company accounts for asset retirement obligations under the provisions of FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. As a result, the Company has recorded an asset retirement cost of $170, related accumulated depreciation of $170 and a liability for the asset retirement obligation of $170, measured using current cost estimates on an undiscounted basis. The costs represent the Company’s estimates of costs that could be incurred in order to properly dispose of the related property, if such disposal were to occur. The cost and accumulated depreciation are included in the table above and the obligation for asset retirement is included in other liabilities in the accompanying consolidated balance sheet.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s lease of the Cleveland Stamping facility from MTD Products Inc contains a provision that could require the Company, at the lessor’s option, to remove the plant and restore the property, exclusive of environmental matters that pre-date the beginning of the lease. The estimate of this conditional asset retirement obligation requires management to make significant estimates and assumptions relating to the measurement of such liabilities, which could be impacted by the Company’s restructuring plan (see Note 2). The Company and MTD have concluded the lease without any material impact on the estimates of the measurement of the conditional asset retirement obligation.

Note 7—Financing Arrangements

Debt consists of the following:

	October 31,
	2008	2007
Credit Agreement (former Amended and Restated Credit Agreement)—interest at 5.00% and 6.86% at October 31, 2008 and 2007, respectively	$69,600	$73,600
Insurance broker financing agreement	389	496
State of Ohio promissory note	961	1,291
Two-year notes	—	504
Capital lease debt	2	83

Total debt	70,952	75,974
Less: Current debt	731	11,411

Total long-term debt	$70,221	$64,563

The weighted average interest rate of all debt excluding the capital lease debt was 5.01% and 7.00% for fiscal years 2008 and 2007, respectively.

On August 1, 2008, the Company entered into a new credit agreement with a syndication of lenders with National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The agreement provides the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The agreement extends through July 31, 2013. The Company may prepay the borrowings under the revolving credit facility without penalty. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is 2.50% plus the published Reuters or Bloomberg Financial Markets Information Service rate. At October 31, 2008, the interest rate for the revolving credit facility was at prime plus 1.0%.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. The Company was in compliance with the covenants of the Credit Agreement at October 31, 2008.

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

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of October 31, 2008 and October 31, 2007, $389 and $496, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

During fiscal 2006, the Company entered into two two-year note agreements with a bank to finance the purchase of equipment that the Company formerly leased. The notes bore interest at 6.56% and 6.91%, respectively, and required monthly payments of $55 and $81, respectively, through December 2007 and March 2008. The first note was repaid in December 2007 and the remaining note was repaid in March 2008.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years and beyond are listed below:

Year	Credit Agreement	Other Debt	Total
2009	$—	$731	$731
2010	—	351	351
2011	—	270	270
2012	—	—	—
2013	69,600	—	69,600
2014 and thereafter	—	—	—

Total	$69,600	$1,352	$70,952

After considering letters of credit of $7,431 that the Company has issued, available funds under the Credit Agreement were $43,619 at October 31, 2008. Overdraft balances were $3,527 and $17,071 at October 31, 2008 and 2007, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Assets under capital leases, which consist primarily of telephone hardware and equipment and software, are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” as amended, using interest rates

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate at the inception of the lease. Future minimum lease payments for these assets under capital leases as of October 31, 2008 are $2 and the lease obligation matures in February 2009.

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

The longest lease term of the Company’s current leases extends to November 2013. Rent expense under operating leases for fiscal years 2008 and 2007 was $3,565 and $3,888, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2008:

2009	$2,572
2010	2,356
2011	2,105
2012	1,989
2013	1,977
2014	165

Note 9—Employee Benefit Plans

The Company maintains pension plans covering most employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 122 employees and their dependents. The measurement date for the Company’s employee benefit plans coincides with its fiscal year end, October 31.

On October 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension and postretirement benefit plans in the October 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet in accordance with the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income upon the adoption of SFAS No. 158.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

At October 31

	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$(66,878)	$(69,406)	$(880)	$(1,122)
Service cost	(542)	(1,465)	(6)	(8)
Interest cost	(3,924)	(3,858)	(51)	(63)
Amendments and settlements	2,594	2,054	—	—
Actuarial gain	14,037	2,078	322	243
Benefits paid	2,256	3,719	131	70

Benefit obligation at end of year	(52,457)	(66,878)	(484)	(880)
Change in plan assets:
Fair value of plan assets at beginning of year	61,618	55,129	—	—
Actual return on plan assets	(18,188)	7,673	—	—
Employer contributions	464	2,650	131	70
Benefits paid	(2,256)	(1,850)	(131)	(70)
Effect of settlement	(2,594)	(1,984)	—	—

Fair value of plan assets at end of year	39,044	61,618	—	—

Funded status, benefit obligations in excess of plan assets	$(13,413)	$(5,260)	$(484)	$(880)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits	Other Post Retirement Benefits
	2008	2008
Noncurrent assets	$—	$—
Current liabilities	(302)	(35)
Noncurrent liabilities	(13,111)	(449)
Accumulated other comprehensive income	(25,272)	(397)

Net amount recognized	$(38,685)	$(881)

	Pension Benefits	Other Post Retirement Benefits
	2007	2007
Noncurrent assets	$354	$—
Current liabilities	(526)	(59)
Noncurrent liabilities	(5,088)	(821)
Accumulated other comprehensive income	(18,109)	(740)

Net amount recognized	$(23,369)	$(1,620)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Other accrued expenses	$(302)	$(526)	$(35)	$(59)
Long-term benefit liabilities	(13,111)	(5,088)	(449)	(821)

Total	$(13,413)	$(5,614)	$(484)	$(880)

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Service cost	$542	$1,465	$6	$8
Interest cost	3,924	3,858	51	63
Expected return on plan assets	(4,461)	(4,160)	—	—
Amortization of prior service cost	90	99	(173)	(173)
Amortization of transition loss	18	18	—	—
Plan curtailments	696	411	—	—
Plan amendments	—	—	—	—
Amortization of net actuarial loss	644	1,006	194	168

Net periodic benefit cost	$1,453	$2,697	$78	$66

The Company expects to recognize in the consolidated statement of income the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2009:

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,200	$163
Amortization of transition loss	7	—
Amortization of prior service cost	90	(173)

The Company has recognized the following pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Net actuarial loss	$24,504	$17,232	$2,286	$2,802
Transition loss	6	25	—	—
Prior service cost	762	852	(1,889)	(2,062)

Accumulated other comprehensive income	$25,272	$18,109	$397	$740

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Increase (decrease) in minimum liability included in other comprehensive income	$(7,163)	$15,108	$343	N/A
Decrease due to adoption of SFAS 158	—	(8,985)	—	(740)

Amount recognized in other comprehensive income, before taxes	$(7,163)	$6,123	$343	$(740)

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Discount rate	8.00%	6.00%	8.00%	6.00%
Rate of compensation increase	4.50%	4.50%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Discount rate	6.00%	5.77%	6.00%	5.77%
Expected long-term return on plan assets	7.25-7.50%	7.25-7.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2008, the assumptions used to determine net periodic benefit costs were established at October 31, 2007, while the assumptions used to determine the benefit obligations were established at October 31, 2008. The Company formerly used the Moody’s Aa Corporate bonds with maturities of at least twenty years as a benchmark when determining the discount rate. However, in fiscal 2008, the Company benchmarked its rate with the most recent available interest rates on the Citigroup Pension Discount Curve and Liability Index.

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

Assumed health care trend rates at October 31	2008	2007
Health care cost trend rate assumed for next year	7.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2008:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on post retirement obligation	$33	$(33)

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

Plan Assets

The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company’s pension plan weighted-average asset allocations at October 31, 2008 and 2007, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2008	2007
Asset Category
Equity securities	40-60%	60%	68%
Debt securities	40-60%	30%	23%
Real estate	0-10%	10%	9%

Total	100%	100%	100%

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

Cash Flows

Contributions

The Company expects to contribute $302 to its pension plans in fiscal 2009, compared to $464 funded in fiscal 2008. The plan freezes that occurred in fiscal 2007, combined with investment performance through October 31, 2007 resulted in improved funding ratios of pension plan assets to liabilities, which lowered the expected contribution levels for the fiscal 2009 plan year. However, recent investment performance in late fiscal 2008 has resulted in reduced values of the plans’ investments. As a result, pension expense for fiscal 2009 is expected to increase as a result of amortization of deferred investment losses. Funding of pension obligations will also increase for plan year 2010 as a result of a lower ratio of plan assets to plan liabilities as of October 31, 2008.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2009	$3,180	$35
2010	3,220	38
2011	3,210	40
2012	3,630	34
2013	3,590	38
2014-2018	21,340	231

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees’ contributions up to a stated percentage, subject to statutory limitations. During fiscal 2007, the Company began automatically enrolling new employees in the defined contribution plan as well as automatically increasing employee contributions by 1% annually, unless the employee opts out of the enrollment or contribution increases. Additionally, the Company increased the match of employee contributions to 100% of the first 3% of employee deferrals, and to contribute an additional 50% of deferrals of 4-5% of employee contributions. For fiscal 2009, the Company has temporarily suspended the match of employee contributions in recognition of the current economic conditions affecting the automotive industry and the Company. The Company may make a discretionary profit sharing contribution on an annual basis. The Company recorded expense of $1,603 and $1,418 during fiscal years 2008 and 2007, respectively, for its defined contribution plans.

During 1997, the Company initiated a Supplemental Executive Retirement Plan (“SERP”) for key employees of the Company. Currently, the former SERP is in effect for one retired key employee. Compensation expense relating to this plan was $167 and $152 in fiscal 2008 and 2007, respectively. The benefits accrued under this plan were $89 and $257 at October 31, 2008 and 2007, respectively. The plan concludes in April 2009.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2008 and 2007, 193 and 128, stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2008	2007
	(Amounts in thousands, except per share data)
Net income available to common stockholders	$6,817	$9,550

Basic weighted average shares	16,356	16,348
Effect of dilutive securities:
Stock options	121	133

Diluted weighted average shares	16,477	16,481

Basic earnings per share	$0.42	$0.58

Diluted earnings per share	$0.41	$0.58

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at November 1, 2006	254,727	$4.83
Granted	156,000	$14.74
Exercised	(41,150)	$5.85
Canceled	(9,335)	$10.72

Outstanding at October 31, 2007	360,242	$8.85
Granted	20,000	$8.83
Exercised	(1,168)	$4.67
Canceled	(43,340)	$13.33

Outstanding at October 31, 2008	335,734	$8.29

There were 233,734 options exercisable as of October 31, 2008 with a weighted average exercise price of $5.93. At October 31, 2008 options outstanding and options exercisable both had an intrinsic value of $491. Options that have an exercise price greater than the market price on October 31, 2008 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2008 and 2007 was $6 and $409, respectively.

The following table provides additional information regarding options outstanding as of October 31, 2008:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life
$1.70	147,062	$1.70	147,062	3.83
$3.75	3,001	$3.75	3,001	2.10
$8.96	9,671	$8.96	9,671	5.99
$13.06	32,000	$13.06	32,000	6.99
$14.74	126,000	$14.74	42,000	8.29
$8.83	18,000	$8.83	—	9.32

Totals	335,734		233,734

For the fiscal years ended October 31, 2008 and 2007, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $512 and $418, respectively. The impact on earnings per share for the fiscal years ended October 31, 2008 and 2007 was a reduction of $.02 and $.01 per share, respectively, basic and diluted. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2008 and 2007 is a total of $603 and $1,046, respectively, which will be recognized over the next three fiscal years.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal years 2008 and 2007:

	2008	2007
Risk-free interest	3.22%	4.70%
Dividend yield	0.00%	0.00%
Volatility factor—market	62.79%	68.88%
Expected life of options—years	6.0	6.0

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2008 and 2007 were $5.28 and $9.68 per share, respectively.

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

Executive Incentive Bonus Plans

The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President and Chief Technology Officer, the Vice President of Manufacturing Operations and the Vice President of Sales and Business Development incentives for superior performance. The Management Plan, which was approved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. For fiscal 2008, the Compensation Committee established performance goals based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and return on invested capital (“ROIC”), entitling these executives to be paid a bonus based upon varying percentages of their respective base salaries and the level of achievement of EBITDA and ROIC in relation to the target established by the Compensation Committee. For fiscal 2007, the Compensation Committee established performance goals based upon EBITDA. For fiscal 2007, these executives are entitled to receive an aggregate of $574 under the Management Plan. Because of the economic conditions that are affecting the automotive industry at this time, a cash bonus for the executives who are members of the Management Plan was waived in fiscal 2008.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, $988 was approved and provided under the Bonus Plan. In fiscal 2008, recognizing the economic conditions that are affecting the automotive industry at this time, the cash bonus earned was reduced to an approved payout of $295 to the eligible employees of the Bonus Plan.

Subsequent Event

On December 12, 2008 the Board of Directors approved and granted an award of 319,200 stock options to various employees and officers of the Company.

Note 12—Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2008	2007
Domestic	$14,249	$20,292
Foreign	(1,996)	(3,207)

Total	$12,253	$17,085

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2008	2007
Current:
Federal	$5,759	$9,022
State and local	655	674
Foreign	182	137

Total current	6,596	9,833
Deferred:
Federal	(1,177)	(2,724)
State and local	45	431
Foreign	(28)	(5)

Total deferred	(1,160)	(2,298)

	$5,436	$7,535

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2008	2007
Deferred tax assets:
Accrued workers’ compensation	$1,164	$1,272
Bad debt reserves	127	205
Inventory reserves	830	1,257
State income tax grants, credits and loss carryforwards	1,087	1,367
Accrued vacation reserves	359	386
Post retirement benefits	171	310
Pension obligations	4,633	1,795
Foreign net operating loss	1,354	1,273
Restructuring charges	—	91
Personal property taxes	1,214	1,385
Litigation reserve	800	1,774
Tax credits in foreign countries	1,037	1,261
Other reserves	1,905	1,207
Goodwill amortization	508	677

	15,189	14,260
Less: Valuation allowance	(3,492)	(3,335)

Total deferred tax assets	11,697	10,925
Deferred tax liabilities:
Fixed assets	(16,374)	(19,770)
Prepaid expenses	(345)	(335)

Net deferred tax liability	$(5,022)	$(9,180)

Change in net deferred tax liability:
Provision for deferred taxes	$1,160	$2,298
Other	583	8
Components of other comprehensive income:
Rabbi trust and hedge	—	85
Pension and post retirement benefits	2,415	(1,765)

Total change in net deferred tax liability	$4,158	$626

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”), on November 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with FASB No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized a net increase of approximately $1,527 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the November 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of November 1, 2007, was $ 2,388. This includes approximately $972 for the payment of interest and penalties.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at November 1, 2007	$2,388
Additions based on tax positions related to the current year	204
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	146
Reductions for tax positions of prior years	—
Reductions as result of lapse of applicable statute of limitations	(205)
Settlements	—

Balance at October 31, 2008	$2,533

The amount of unrecognized tax benefits at October 31, 2008, includes $293 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years ending before November 1, 2005.

The Company is currently under examination by the Internal Revenue Service for fiscal year ended October 31, 2006. The Company is uncertain when the examination will be concluded and settled. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

The Company recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. During the fiscal years ended October 31, 2008 and 2007, the Company recognized approximately $201 and $15 in interest and penalties.

During October 2007, the Mexican Congress passed the Initiative to Amend the Tax Coordination Law and Income Tax Law. Effective January 1, 2008, a flat tax supplements the regular income tax. In conjunction with this law change, a deferred tax asset for Mexican tax credits in the amount of $1,261 was recorded. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that the tax credits will not be fully realized. Therefore, a valuation allowance in the amount of $1,261 was recorded in fiscal 2007. The comparable amount in fiscal 2008 is $1,037.

A valuation allowance of approximately $3,492 remains at October 31, 2008 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2007 was $3,335. The net increase in the valuation allowance of $157 relates to a decrease of $224 for tax credits associated with foreign jurisdictions, a $461 increase related to other foreign deferred tax assets and a decrease of $80 related to state and city operating loss carryforwards.

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

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2008	2007
Federal income tax at statutory rate	35.0%	35.0%
State and local income taxes, net of federal benefit	3.8	5.1
Valuation allowance change	1.2	11.5
Net operating loss benefit and reversal of contingencies	0.4	—
Domestic production activities deduction	(3.1)	(1.7)
Research credit	(0.8)	(4.7)
Foreign operations	2.6	—
Executive compensation and stock options	1.3	3.2
Tax credits in foreign countries	1.8	(7.4)
Other, with no individual item exceeding 1.5%	2.2	3.1

Effective income tax rate	44.4%	44.1%

During fiscal 2008, the Company generated an additional foreign net operating loss benefit of $223, which will expire in 2018. The pre-existing net operating loss benefit of approximately $1,300 will begin to expire in 2016. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2008 and 2007, the Company has state and local net operating loss carryforward benefits of $982 and $1,077 expiring during the period of 2009 through 2028. Additionally, the Company has state tax credit carryforward benefits of $148 at October 31, 2008 that will expire in 2029. As of October 31, 2007, the state tax credit carryforward benefit was $65.

Shiloh paid income taxes, net of refunds, of $10,644 and $5,318 in 2008 and 2007, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2008, there were no undistributed foreign subsidiary earnings.

Note 13—Related Party Transactions

The Company had sales to MTD Products Inc and its affiliates of $25,382 and $27,446 for fiscal years 2008 and 2007, respectively. At October 31, 2008 and 2007, the Company had receivable balances of $2,774 and $2,138, respectively, due from MTD Products Inc and its affiliates, and payable balances of $5 and $53, respectively, due to MTD Products Inc and its affiliates.

In October 2008 and August 2007, the Company sold machinery to MTD Consumer Group Inc. As a result of the sales, gains of $162 and $200, respectively, were recorded to equity to capture the difference between the sale price and the net book value of the machinery.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues from the Company’s Mexican subsidiary were $16,342 and $10,837 for fiscal 2008 and 2007, respectively. These revenues represent 3% and 2% of total revenues for fiscal years 2008 and 2007, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $17,156 and $17,436 at October 31, 2008 and 2007, respectively. The consolidated long-lived assets of the Company totaled $176,378 and $200,855 at October 31, 2008 and 2007, respectively.

The Company derived greater than 10% of its revenues from General Motors in fiscal 2008 and 2007 with $197,882 and $238,275 in revenues, respectively. At October 31, 2008 and 2007, General Motors accounted for 49.1% and 49.4% of the Company’s accounts receivable.

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2008	2007
Complex stampings and modular assemblies	$171,232	$209,202
Engineered welded blanks	186,420	238,938
Blanking	90,550	90,202
Tools, dies, steel processing, scrap, and other	59,738	52,072

Total	$507,940	$590,414

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

Note 15—Quarterly Results of Operations (Unaudited)

October 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$134,894	$130,648	$124,229	$118,169
Gross profit	10,755	12,248	12,780	8,507
Operating income	3,834	4,734	5,911	2,391
Net income	1,583	2,008	2,938	288
Net income per share basic	.10	.12	.18	.02
Net income per share diluted	.10	.12	.18	.01
Weighted average number of shares:
Basic	16,355	16,356	16,356	16,356
Diluted	16,477	16,480	16,479	16,470

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$147,625	$155,917	$132,988	$153,884
Gross profit	11,588	15,576	12,467	17,536
Operating income	3,973	6,168	4,582	9,406
Net income	1,482	2,051	1,677	4,340
Net income per share basic	.09	.13	.10	.27
Net income per share diluted	.09	.12	.10	.26
Weighted average number of shares:
Basic	16,331	16,351	16,354	16,355
Diluted	16,484	16,477	16,481	16,481

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. During the fourth quarter of fiscal 2008 and 2007, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded net favorable adjustments of $825 and $666, net of tax, in the fourth quarter of fiscal 2008 and 2007. For fiscal 2008 and 2007, these adjustments were normal recurring adjustments of accrued estimates and adjustments related to sales discounts, worker’s compensation, medical insurance, pension, professional fees, contingencies and incentive compensation. In the fourth quarter of fiscal 2008, the adjustments included the reversal of an accrual after settlement of a legal matter against the Company. The Company recorded a benefit of $1,456, pre-tax, as discussed in Note 16. With the exception of the legal mater, none of the adjustments were individually material in relation to the net income of each fiscal year.

Note 16—Commitments and Contingencies

In the fourth quarter of fiscal 2006, the Company addressed several legal matters that advanced toward resolution during the fourth quarter in a manner adverse to the Company’s position.

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagreed with the position of the Commissioner and the Board of Tax Appeals and the Company presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, has ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006. The Company is in the process of finalizing the tax due and expects to fund this liability later in fiscal 2009.

Previous management of the Company had entered an alleged purchase commitment with a supplier for the purchase of certain equipment. The supplier sued the Company for failure to fulfill the obligations under the alleged commitment. During the fourth quarter of fiscal 2006, a jury found in favor of the supplier and awarded the supplier damages and pre-judgment interest amounting to $2,726. Considering the adverse decision the Company evaluated the probable outcome upon appeal and provided an accrual of $2,726 in fiscal 2006, representing damages plus pre-judgment interest. The Company continued to provide for interest on the

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation until the fourth quarter of fiscal 2008. During the fourth quarter of fiscal 2008, the Company negotiated and paid a settlement of $1,500 with the supplier to fully conclude this matter. As a result of the settlement, the Company reversed the excess of the amount accrued, recording a benefit of $1,456 in the fourth quarter of fiscal 2008.

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and filed post-trial motions including a motion for a new trial and other relief that were denied. The Company believes that there are valid grounds to reverse the final judgments relating to the constructive fraudulent conveyance claims on appeal. The Company intends to appeal this matter to the Sixth Circuit Court of Appeals and the appeal process is underway. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, based on the “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the third quarter of fiscal 2008, the Company identified a material weakness in its internal control over financial reporting consisting of ineffective controls over manual journal entries made by a plant controller.

To address the identified material weakness, the Company has instituted a procedure to report to several corporate personnel all manually prepared accounting journal entries prepared by the controllers of the Company’s manufacturing plants. The corporate personnel’s review is intended to ensure the propriety of these entries for processing in each plant’s general ledger. The Company believes it has remediated the identified material weakness. Except as described in this Item 9A, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on the evaluation of internal controls, the identification of a material weakness in the third quarter of fiscal 2008 and the related remediation of the weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2008.

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

Information with respect to executive compensation is set forth in the Proxy Statement under the heading “Election of Directors” and under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference.

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2008.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	335,734	$8.29	599,046
Equity compensation plans not approved by security holders	—	—	—

Total	335,734	$8.29	599,046

For additional information regarding the Company’s equity compensation plans, refer to the discussion in Note 11 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountant thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2008	$685	$479		$382	$782
Year ended October 31, 2007	$680	$653		$648	$685
Valuation allowance for deferred tax assets
Year ended October 31, 2008	$3,335	$499		$342	$3,492
Year ended October 31, 2007	$1,418	$2,032	(1)	$115	$3,335

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(1)	The additions of $2,032 in fiscal year 2007 represents increases in the valuation reserve for the foreign net operation losses and tax credits as discussed in Note 12 of the notes to consolidated financial statements.

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

Date: December 18, 2008

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ KEVIN BAGBY
Kevin Bagby
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/S/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2008

/S/ KEVIN BAGBY Kevin Bagby	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	December 18, 2008

* Curtis E. Moll	Chairman and Director	December 18, 2008

* Cloyd Abruzzo	Director	December 18, 2008

* George G. Goodrich	Director	December 18, 2008

* David J. Hessler	Director	December 18, 2008

* Gary A. Oatey	Director	December 18, 2008

* John J. Tanis	Director	December 18, 2008

* Dieter Kaesgen	Director	December 18, 2008

* Robert J. King, Jr.	Director	December 18, 2008

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ KEVIN BAGBY
Kevin Bagby, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

3.1(iii)

Amended and Restated By-Laws of the Company, dated December 13, 2007 is incorporated herein by reference to Exhibit 3.1(iii) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (Commission File No. 0-21964).

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

10.5

Change in Control Severance Agreement between Theodore K. Zampetis and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.6

Change in Control Severance Agreement between James F. Keys and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.7

Change in Control Severance Agreement between Anthony M. Parente and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.8

Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

Exhibit No.	Description
10.9

Credit and Security Agreement, dated August 1, 2008, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2008 (Commission File No. 0-21964).

14.1

Shiloh Industries, Inc. Code of Conduct, approved by the Company’s Board of Directors on February 17, 2004 is incorporated herein by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2004 (Commission File No. 0-21964).

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this Report