Form 10-Q
period 2009-01-31
SHILOH INDUSTRIES INC
filed 2009-02-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of February 17, 2009 was 16,355,867.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	January 31, 2009	October 31, 2008
ASSETS
Cash and cash equivalents	$268	$2,210
Accounts receivable, net of allowance for doubtful accounts of $344 and $782 at January 31, 2009 and October 31, 2008, respectively	37,591	69,931
Related-party accounts receivable	4,912	2,774
Income tax receivable	—	2,272
Inventories, net	24,740	34,212
Deferred income taxes	7,636	4,893
Prepaid expenses	932	942

Total current assets	76,079	117,234

Property, plant and equipment, net	170,157	175,555
Other assets	775	823

Total assets	$247,011	$293,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$499	$731
Accounts payable	26,768	53,914
Other accrued expenses	16,118	22,411

Total current liabilities	43,385	77,056

Long-term debt	62,734	70,221
Deferred income taxes	9,918	9,915
Long-term benefit liabilities	14,343	13,560
Other liabilities	2,178	2,389

Total liabilities	132,558	173,141

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,355,867 shares issued and outstanding at January 31, 2009 and October 31, 2008	164	164
Paid-in capital	60,586	60,470
Retained earnings	70,269	76,403
Accumulated other comprehensive loss	(16,566)	(16,566)

Total stockholders’ equity	114,453	120,471

Total liabilities and stockholders’ equity	$247,011	$293,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2009	2008
Revenues	$63,022	$134,894
Cost of sales	67,277	124,139

Gross profit	(4,255)	10,755
Selling, general and administrative expenses	4,986	6,921
Asset impairment charges, net	(919)	—

Operating income (loss)	(8,322)	3,834
Interest expense	818	1,294
Interest income	12	9
Other income, net	212	16

Income (loss) before income taxes	(8,916)	2,565
Provision for income taxes	(2,782)	982

Net income (loss)	$(6,134)	$1,583

Earnings (loss) per share:
Basic earnings (loss) per share	$(.38)	$.10

Basic weighted average number of common shares	16,355	16,355

Diluted earnings (loss) per share	$(.38)	$.10

Diluted weighted average number of common shares	16,355	16,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,134)	$1,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,622	8,245
Recovery of impairment	(919)	—
Amortization of deferred financing costs	48	65
Deferred income taxes	(2,743)	(15)
Stock-based compensation expense	116	128
Changes in operating assets and liabilities:
Accounts receivable	30,202	8,754
Inventories	9,472	608
Prepaids and other assets	10	305
Payables and other liabilities	(33,495)	(7,692)
Accrued income taxes	2,536	(620)

Net cash provided by operating activities	6,715	11,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,186)	(1,773)
Proceeds from sale of assets	998	—

Net cash used in investing activities	(1,188)	(1,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(232)	(328)
Payment of capital lease	(2)	(48)
Increase (decrease) in overdraft balances	250	(3,211)
Proceeds from long-term borrowings	7,400	—
Repayments of long-term borrowings	(14,885)	(5,727)
Proceeds from exercise of stock options	—	5

Net cash used in financing activities	(7,469)	(9,309)

Net (decrease) increase in cash and cash equivalents	(1,942)	279
Cash and cash equivalents at beginning of period	2,210	131

Cash and cash equivalents at end of period	$268	$410

Supplemental Cash Flow Information:
Cash paid for interest	$919	$1,238
Cash paid (refund of) for income taxes	$(2,540)	$1,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Revenues and operating results for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Note 3—Asset Impairment and Restructuring Charges

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. A summary of these charges, and cash payments made as a result of the closure during the first quarter of fiscal 2008, is below. At October 31, 2008, there was no restructuring reserve remaining related to the closure of the Cleveland facility and there were no restructuring charges recorded during the first quarter of fiscal 2009. An impairment recovery of $919 was recorded during the first quarter of fiscal 2009 for cash received upon the sale of assets that were previously impaired.

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at January 31, 2008
Restructuring
Severance and benefits	$251	$—	$(174)	$77

Note 4—Inventories

Inventories consist of the following:

	January 31, 2009	October 31, 2008
Raw materials	$10,970	$15,597
Work-in-process	4,595	6,586
Finished goods	6,737	8,939

Total material	22,302	31,122
Tooling	2,438	3,090

Total inventory	$24,740	$34,212

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,894 and $2,267 at January 31, 2009 and October 31, 2008, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2009	October 31, 2008
Land and improvements	$8,644	$8,644
Buildings and improvements	102,808	102,598
Machinery and equipment	336,580	336,572
Furniture and fixtures	10,516	10,420
Construction in progress	8,739	7,044

Total, at cost	467,287	465,278
Less: Accumulated depreciation	297,130	289,723

Property, plant and equipment, net	$170,157	$175,555

Note 6—Financing Arrangements

Debt consists of the following:

	January 31, 2009	October 31, 2008
Credit Agreement —interest at 2.91% and 5.00% at January 31, 2009 and October 31, 2008, respectively	$62,200	$69,600
Insurance broker financing agreement	156	389
State of Ohio promissory note	877	961
Capital lease debt	—	2

Total debt	63,233	70,952
Less: Current debt	499	731

Total long-term debt	$62,734	$70,221

The weighted average interest rate of all debt was 3.93% and 6.43% for the three months ended January 31, 2009 and 2008, respectively.

On August 1, 2008, the Company entered into a credit agreement with a syndication of lenders with National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The agreement provides the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The agreement extends through July 31, 2013. The Company may prepay the borrowings under the revolving credit facility without penalty. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is 2.50% plus the published Reuters or Bloomberg Financial Markets Information Service rate. At January 31, 2009, the interest rate for the revolving credit facility was at LIBOR plus 2.5%.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. The Company was in compliance with the covenants of the Credit Agreement at January 31, 2009.

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

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of January 31, 2009 and October 31, 2008, $156 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

After considering letters of credit of $7,306 that the Company has issued, available funds under the Credit Agreement were $50,494 at January 31, 2009. Overdraft balances were $3,777 and $3,527 at January 31, 2009 and October 31, 2008, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
Service cost	$83	$153	$1	$1
Interest cost	1,017	981	9	13
Expected return on plan assets	(694)	(1,115)	—	—
Recognized net actuarial loss	300	161	41	48
Amortization of prior service cost	23	23	(43)	(43)
Amortization of transition obligation	1	4	—	—

Net periodic benefit cost	$730	$207	$8	$19

The Company was not required to make any contributions to the defined benefit pension plans during the three months ended January 31, 2009. The Company expects contributions to be $302 for the remainder of fiscal 2009. Pension expense in fiscal 2009 has increased as a result of amortization of deferred investment losses.

Note 8—Equity Matters

The Company accounts for stock options and equity compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment.” For the Company, SFAS No. 123R affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures are estimated based upon the Company’s historical experience.

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at or above market price at the date of grant. The service period over which the stock options vest is three years from the date of grant. Options expire over a period not to exceed ten years from the date of grant. On December 12, 2008, options to purchase 319,200 shares were awarded to several officers and employees at an exercise price of $2.11 and $2.33. The following assumptions were used to compute the fair value of the stock options granted during fiscal 2009:

	Fiscal 2009
Exercise price	$2.33	$2.11
Risk-free interest	1.656%	2.198%
Expected life (in years)	5.0	6.0
Expected volatility factor	81.94%	81.81%
Expected dividend yield	0.00%	0.00%

Activity in the Company’s stock option plan for the three months ended January 31, 2009 and 2008 was as follows:

	Fiscal 2009				Fiscal 2008
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	335,734	$8.29			360,242	$8.85
Options:
Granted	319,200	$2.13			—
Exercised	—	—			(1,168)	$4.67		$6
Canceled	(15,767)	$10.58			(10,340)	$10.64

Options outstanding at January 31	639,167	$5.15	7.64	$144	348,734	$8.81	6.91	$1,206

Exercisable at January 31	223,400	$5.64	4.80	$88	183,401	$3.58	5.07	$1,206

At January 31, 2009 and 2008, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three months ended January 31, 2009 and 2008, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $116 and $128, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the first quarter of both fiscal 2009 and 2008. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $803 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2009 and 2008, 639,167 and 213,655 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended January 31,
	2009	2008
Net income available to common stockholders	$(6,134)	$1,583

Basic weighted average shares	16,355	16,355

Effect of dilutive securities:

Stock options	0	122

Diluted weighted average shares	16,355	16,477

Basic income per share	$(.38)	$0.10

Diluted income per share	$(.38)	$0.10

Comprehensive Income

Comprehensive income and net income for the three months ended January 31, 2009 and 2008 were $(6,134) and $1,583.

Note 9—Commitments and Contingencies

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

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and filed post-trial motions including a motion for a new trial and other relief that were denied. The Company believes that there are valid grounds to reverse the final judgments relating to the constructive fraudulent conveyance claims on appeal and the Company has filed its appeal of this matter to the Sixth Circuit Court of Appeals. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case.

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first three months of fiscal 2009 declined by 44.6% and total North American car and light truck production for the first three months of fiscal 2009 decreased by 41.1%, in each case compared with production for the first three months of fiscal 2008. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At January 31, 2009, the Company’s facilities were operating at approximately 22.5% capacity, compared to 45.4% capacity at January 31, 2008. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel program. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been declining on softened demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

Fiscal 2009 has begun with significant challenges before the Company that could have a significant financial impact as the year progresses. The projected production of cars and light trucks for fiscal 2009 in North America according to industry statistics indicates that production in 2009 will be at levels as low as 10 million units. Production has not been this low in decades and is driven by low consumer demand, the inability to finance vehicle leases and purchases, and unemployment levels, among other factors affecting the economy at the present time. These same factors are affecting the automotive industry globally as well as domestically.

In response the Company has initiated several action plans to respond to significantly reduced production volumes. These include:

•

Challenging customer releases. The Company’s production scheduling is based on releases that are received weekly for thirteen week periods. The releases drive manning levels and inventory purchases. The Company’s operations personnel review the releases each week to ensure that the releases are not optimistic and overstated, a problem that seems to impact Tier I customers and not OEM manufacturing plants.

•

Inventory orders. The Company’s operations personnel monitor daily the ordering and receipt of production material to ensure that inventory will be readily consumed in the manufacturing process and that cash outlays for purchases coincide with receipts for sale of parts to the Company’s customers.

•

Manning levels. The Company’s operations personnel also monitor daily the level of personnel required to fulfill the production schedule by operating the equipment that produces the parts (direct personnel) and to support the direct personnel efforts (indirect, technical, and administrative staff). Manning is adjusted daily to react as necessary.

•

Discretionary spending in support of operations. The Company’s operating personnel also monitor the spending required for repair and maintenance, purchases of supplies consumed in operating production equipment and indirect support of operations, such as material handling equipment and utilities.

These daily activities are factored into forecasts for each plant for the balance of the fiscal year. The plant forecasts are consolidated to provide forecasts of operating results on a weekly and monthly basis, updated weekly to reflect the latest developments in terms of customer intelligence and new awards of business. This process is intended to address the cash needs of the Company considering capital asset and tooling needs related to new business as well as ongoing cash requirements for operations, payroll, pension contributions, debt repayment requirements, contingencies and other matters.

All of the above actions are intended to ensure that controllable variable spending is in line with the forecast of sales as indicated by the customer releases against open purchase orders. Actions have been initiated to monitor selling, general and administrative costs as well, such as temporary layoffs, salary reductions, suspension of the 401K Company match, travel restrictions, and overall reductions of controllable spending.

The Company also assesses the level of working capital risk with each customer by monitoring accounts receivable and payable levels to ensure that net balances are either equal or in favor of the Company. The Company also reviews compliance of the Company’s customers with terms and conditions of their purchase orders and gathers market intelligence on the customers to consider in assessing any risk in the collection process.

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

In view of the current economic conditions affecting the automotive industry, the Company is carefully assessing its risk with each of its customers and considering compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and net account receivable / account payable position with customers, if applicable.

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

In view of the current economic conditions affecting the automotive industry, the Company is carefully monitoring purchases of inventory to insure that receipts coincide with shipments, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.

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

Derivative Financial Instruments. The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. As of January 31, 2009 and 2008, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. The Company had no interest rate hedges outstanding at January 31, 2009 and 2008.

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

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $100-150 and $250-500 per plan year, respectively, dependant upon the location where the claim is incurred. At January 31, 2009 and October 31, 2008, the amount accrued for group insurance and workers’ compensation claims was $3,776 and $4,117, respectively. The Company does not self-insure for any other types of losses.

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted volatility, approximately 81.8%. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, the Company has estimated a 20% forfeiture rate. If actual forfeitures materially differ from the estimate, the share-based compensation expense could be materially different.

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

Results of Operations

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

REVENUES. Sales for the first quarter of fiscal 2009 were $63,022, a decrease of $71,872 from last year’s first quarter sales of $134,894, or 53%. During the first quarter of fiscal 2009, sales declined as a result of reduced production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the first quarter of fiscal 2009 declined 41.1% from production levels of the first quarter of fiscal 2008. For traditional domestic manufacturers, the production decrease in the first quarter of fiscal 2009 was 44.6% compared to the prior year first quarter period. Sales also declined due to reduced demand of the heavy truck industry.

GROSS MARGIN. Gross margin for the first quarter of fiscal 2009 was a loss of $4,255 compared to gross profit of $10,755 in the first quarter of fiscal 2008, a decrease of $15,010. Gross profit as a percentage of sales was a negative 6.8% in the first quarter of fiscal 2009 compared to 8.0% for the same period a year ago. Gross profit in the first quarter of fiscal 2009 was adversely affected by the reduced volume of sales in the first quarter of fiscal 2009. The effect of reduced sales volume on first quarter 2009 gross profit was approximately $19,300. Gross profit was also adversely affected by increased material costs and lower revenue realized from the sale of engineered scrap during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The effect of increased material cost was approximately $8,300. The factors that reduced gross profit were offset by reduced manufacturing expenses that favorably affected gross profit by approximately $12,600. Manufacturing expenses declined as a result of the actions that the Company initiated in response to the reduction in production volumes of the Company’s customers. These actions resulted in reduced personnel and personnel related expenses of approximately $8,500 and reduced expenditures for repairs, supplies and utilities of approximately $2,900. Depreciation and taxes declined by $800.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $4,986 in the first quarter of fiscal 2009 were $1,935 less than selling, general and administrative expenses of $6,921 in the same period of the prior year. As a percentage of sales, these expenses were 7.9% of sales in first quarter of fiscal 2009 and 5.1% in the first quarter of fiscal 2008. The decrease in selling, general and administrative expenses reflect lower personnel and personnel related expenses of approximately $1,600, and lower spending in controllable expense areas.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES.

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. An impairment recovery of $919 was recorded during the first quarter of fiscal 2009 for cash received upon the sale of assets that were previously impaired.

OTHER. Interest expense for the first quarter of fiscal 2009 was $818, compared to interest expense of $1,294 during the first quarter of fiscal 2007. Interest expense decreased from the prior year first quarter as a result of a lower level of average borrowed funds and a lower weighted average interest rate in the first quarter of fiscal 2009 compared to the prior year. Borrowed funds averaged $67,093 during the first quarter of fiscal 2009 and the weighted average interest rate was 3.93%. In the first quarter of fiscal 2008, borrowed funds averaged $72,922 while the weighted average interest rate was 6.43%.

Other income, net was $212 for the first quarter of fiscal 2009 compared to $16 in the first quarter of fiscal 2008. Other income in fiscal 2009 is the result of currency transaction gains realized by the Company’s Mexican subsidiary.

The provision for income taxes in the first quarter of fiscal 2009 was a benefit of $2,782 on loss before taxes of $8,916 for an effective tax rate of 31.2%. The provision for income taxes in the first quarter of fiscal 2008 was $982 on income before taxes of $2,565 for an effective tax rate of 38.3%. The estimated effective tax rate for fiscal 2009 has declined in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as a result of losses that cannot be benefited from the Company’s Mexican subsidiary.

NET INCOME. The net loss for the first quarter of fiscal 2009 was $6,134, or $0.38 per share, diluted. Net income for the first quarter of fiscal 2008 was $1,583, or $0.10 per share, diluted.

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

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is 2.50% plus the published Reuters or Bloomberg Financial Markets Information Service rate. At January 31, 2009, the interest rate for the revolving credit facility was at LIBOR plus 2.5%.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. The Company was in compliance with the covenants of the Credit Agreement at January 31, 2009.

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

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of January 31, 2009 and October 31, 2008, $156 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Credit Agreement	Other Debt	Total
2010	$—	$499	$499
2011	—	353	353
2012	—	181	181
2013	—	—	—
2014	62,200	—	62,200

Total	$62,200	$1,033	$63,233

At January 31, 2009, total debt was $63,233 and total equity was $114,453, resulting in a capitalization rate of 35.6% debt, 64.4% equity. Current assets were $76,079 and current liabilities were $43,385, resulting in working capital of $32,694.

Cash was consumed by the net loss and by expenses charged to earnings to arrive at the net loss that do not require a current outlay of cash amounting to $(2,010) in the first three months of fiscal 2009 compared to $10,006 in the first three months of fiscal 2008. The decrease of $12,016 reflects the lower net loss experienced in the first quarter of fiscal 2009 compared to the net income of the first quarter of fiscal 2008.

Working capital changes since October 31, 2008 provided funds of $8,725. During the first quarter of fiscal 2009, accounts receivable have decreased by $30,202 and inventory decreased by $9,472 since the end of fiscal 2008. Considering the increase in overdraft balances, accounts payable, net have decreased $27,146, in line with the reduced level of production in the first quarter of fiscal 2009.

Capital expenditures in the first three months of fiscal 2009 were $2,186.

After considering letters of credit of $7,306 that the Company has issued, available funds under the Credit Agreement were $50,494 at January 31, 2009. The Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements through January 31, 2010. The Company is closely monitoring the business conditions that are currently affecting the automotive industry and has initiated actions to align production schedules of the Company’s plants with customers’ schedules, to reduce inventories, to adjust operating expenses in line with production and to reduce capital expenditures to a minimum. All of these efforts are directed toward the goal of meeting its cash requirements until the expiration of the revolving credit facility in July 2013, including capital expenditures, pension obligations and repayments of $499 on other debt. At this time, the Company also expects that in spite of a projected operating loss for fiscal 2009, the Company’s cash flows will be sufficient to comply with the minimum fixed charge coverage ratio and maximum leverage ratio covenants of the Credit Agreement through the end of fiscal 2009. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declaring borrowed amounts as immediately due and payable.

Effect of Inflation, Deflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Inflation has not generally had a material effect on the Company’s financial results.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 25, 2009

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.