Form 10-Q
period 2009-04-30
SHILOH INDUSTRIES INC
filed 2009-05-26
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of May 18, 2009 was 16,355,867.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2009	October 31, 2008
ASSETS
Cash and cash equivalents	$152	$2,210
Accounts receivable, net of allowance for doubtful accounts of $288 and $782 at April 30, 2009 and October 31, 2008, respectively	33,341	69,931
Related-party accounts receivable	3,159	2,774
Income taxes receivable	—	2,272
Inventories, net	23,227	34,212
Deferred income taxes	10,405	4,893
Prepaid expenses	572	942

Total current assets	70,856	117,234

Property, plant and equipment, net	163,135	175,555
Other assets	725	823

Total assets	$234,716	$293,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$346	$731
Accounts payable	29,723	53,914
Other accrued expenses	15,891	22,411

Total current liabilities	45,960	77,056

Long-term debt	53,397	70,221
Deferred income taxes	9,926	9,915
Long-term benefit liabilities	14,959	13,560
Other liabilities	2,113	2,389

Total liabilities	126,355	173,141

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,355,867 shares issued and outstanding at April 30, 2009 and October 31, 2008, respectively	164	164
Paid-in capital	60,727	60,470
Retained earnings	64,036	76,403
Accumulated other comprehensive loss	(16,566)	(16,566)

Total stockholders’ equity	108,361	120,471

Total liabilities and stockholders’ equity	$234,716	$293,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
Revenues	$62,239	$130,648	$125,261	$265,542
Cost of sales	63,381	118,400	130,658	242,539

Gross profit (loss)	(1,142)	12,248	(5,397)	23,003
Selling, general and administrative expenses	4,857	6,617	9,843	13,538
Asset impairment, net	1,633	897	714	897
Restructuring charges	906	—	906	—

Operating income (loss)	(8,538)	4,734	(16,860)	8,568
Interest expense	568	971	1,387	2,265
Interest income	13	4	25	14
Other income (expense), net	35	(21)	247	(6)

Income (loss) before income taxes	(9,058)	3,746	(17,975)	6,311
Provision (benefit) for income taxes	(2,826)	1,738	(5,608)	2,720

Net income (loss)	$(6,232)	$2,008	$(12,367)	$3,591

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.38)	$.12	$(0.76)	$.22

Basic weighted average number of common shares	16,356	16,356	16,356	16,355

Diluted earnings (loss) per share	$(0.38)	$.12	$(0.76)	$.22

Diluted weighted average number of common shares	16,356	16,480	16,356	16,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,367)	$3,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,006	16,396
Asset impairment	714	897
Amortization of deferred financing costs	98	128
Deferred income taxes	(5,501)	(23)
Stock-based compensation expense	257	260
Loss on sale of assets	—	4
Changes in operating assets and liabilities:
Accounts receivable	36,205	17,702
Inventories	10,985	2,929
Prepaids and other assets	370	439
Payables and other liabilities	(30,378)	(22,831)
Income taxes payable (receivable) and estimated payments	2,393	(2,392)

Net cash provided by operating activities	17,782	17,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,932)	(3,606)
Proceeds from sale of assets	1,009	31

Net cash used in investing activities	(2,923)	(3,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(385)	(495)
Payment of capital lease	(2)	(77)
Increase (decrease) in overdraft balances	292	(4,444)
Proceeds from long-term borrowings	8,600	16,800
Repayments of long-term borrowings	(25,422)	(8,568)
Payment of dividends	—	(16,356)
Proceeds from exercise of stock options	—	5

Net cash used in financing activities	(16,917)	(13,135)

Net increase (decrease) in cash and cash equivalents	(2,058)	390
Cash and cash equivalents at beginning of period	2,210	131

Cash and cash equivalents at end of period	$152	$521

Supplemental Cash Flow Information:
Cash paid for interest	$1,465	$2,168
Cash paid (refund of) for income taxes	$(2,401)	$5,134

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

Revenues and operating results for the six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Note 2—Liquidity

The Company has experienced significant declines in revenues as a result of economic conditions in the automotive industry in general, and within its customer base specifically. The reduced sales volumes have resulted in the Company incurring operating losses through the first two quarters of the current fiscal year. Recent events have included the bankruptcy filing by Chrysler and the related closure of Chrysler plants for possibly up to a 60-day period and the announcement by General Motors of plant closures for varying weeks of time up to nine weeks. The Company is anticipating poor sales and low utilization of plant capacity for the upcoming third quarter period of fiscal 2009. As a result, the Company may not remain in compliance with the financial covenants of its Credit Agreement at July 31, 2009 and beyond. In the event of noncompliance, a waiver from the syndicate of lenders or an amendment to the Credit Agreement would be necessary in order for the Company to not be in default of the Credit Agreement. The Company is currently in discussion with the syndicate of lenders and believes that it will either obtain the necessary waiver or amend the Credit Agreement. In the absence of the waiver or amendment, the lenders could avail themselves of remedies under the credit agreement, and at this time, there is no assurance that cash flows from operations or funds available under the amended Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements through April 30, 2010. The Company is closely monitoring the business conditions that are currently affecting the automotive industry and has initiated actions to align production schedules of the Company’s plants with customers’ schedules, to reduce inventories, to adjust operating expenses in line with production and to reduce capital expenditures to a minimum.

Note 3—New Accounting Standards

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

Note 4—Asset Impairment and Restructuring Charges

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. At October 31, 2008, there was no restructuring reserve remaining related to the closure of the Cleveland facility. During the second quarter of fiscal 2008, the Company recorded a recovery of $30 related to previously impaired assets that were sold. Impairment recoveries of $919 and $11 were also recorded during the first and second quarters of fiscal 2009, respectively, for cash received upon the sale of assets that were previously impaired.

During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that concluded production.

In March 2009, management presented to the Board of Directors a plan to cease the operations of the Company’s Liverpool Manufacturing Division as a result of reduced volumes. The plan includes the relocation of certain machinery and equipment to another of the Company’s plants to service business that will continue. Assets that will not be relocated were impaired and a charge of $1,644 has been recorded to reduce the long-lived assets to their estimated fair value. The Company also recorded a restructuring charge of $906 based on a negotiated settlement for approximately 100 employees for severance, health insurance and curtailment of the retirement plan of the Liverpool Manufacturing employees. A summary of these charges for Liverpool Manufacturing, which are included in the accompanying condensed consolidated statements of operations for the three and six months ended April 30, 2009, is below:

Three and Six months ended April 30, 2009
Net asset impairment	$1,644

Restructuring
Severance and benefits	$580
Pension curtailment	326

$906

An analysis of restructuring charges, cash payments and related reserves for the six-month periods ending April 30, 2008 and 2009 is as follows:

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2008
Restructuring
Severance and benefits	$251	$—	$(251)	$—

	Restructuring Reserves at October 31, 2008	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2009
Restructuring
Severance and benefits	$—	$580	$(128)	$452

The impairment charges recorded for the three and six-month periods ending April 30, 2009 and 2008 are summarized below:

	Three months ended		Six months ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Cleveland Impairment Recovery	$(11)	$(30)	$(930)	$(30)
Liverpool Impairment	1,644	—	1,644	—
Program Impairment	—	927	—	927

	$1,633	$897	$714	$897

Note 5—Accounts Receivable

On April 27, 2009, the Company’s Credit Agreement was amended to permit the Company to participate in the Auto Supplier Support Program established by the United States Department of the Treasury pursuant to the authority granted to it by and under the Economic Stabilization Act of 2008. By participating in the Auto Supplier Support Program, the Company may sell eligible accounts owed by Chrysler and General Motors to a special purpose vehicle entity created by Chrysler and General Motors (collectively “SPV”) for the purpose of obtaining payment of the Company’s eligible accounts receivable due from Chrysler and General Motors. The Company has selected the quick pay option, wherein the eligible receivables sold to an SPV are paid within a few days of the sale. The program extends for a period of one year, but may terminate if either Chrysler or General Motors files for bankruptcy. The Company has confirmed that it has been accepted into the program for both Chrysler and General Motors.

At April 30, 2009, the Company’s accounts receivable and accounts payable include the following:

	Chrysler	General Motors
Accounts Receivable	$3,737	$11,709

Accounts Payable, for purchase of steel under each company’s resale steel program	(6,551)	(10,161)

	$(2,814)	$1,548

Net position

All of the net position with Chrysler is pre petition for bankruptcy and therefore should be protected under the program described above.

Note 6—Inventories

Inventories consist of the following:

	April 30, 2009	October 31, 2008
Raw materials	$8,480	$15,597
Work-in-process	4,807	6,586
Finished goods	5,579	8,939

Total material	18,866	31,122
Tooling	4,361	3,090

Total inventory	$23,227	$34,212

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,818 and $2,267 at April 30, 2009 and October 31, 2008, respectively.

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2009	October 31, 2008
Land and improvements	$8,635	$8,644
Buildings and improvements	102,327	102,598
Machinery and equipment	333,988	336,572
Furniture and fixtures	10,402	10,420
Construction in progress	10,233	7,044

Total, at cost	465,585	465,278
Less: Accumulated depreciation	302,450	289,723

Property, plant and equipment, net	$163,135	$175,555

Note 8—Financing Arrangements

Debt consists of the following:

	April 30, 2009	October 31, 2008
Amended and Restated Credit Agreement —interest at 3.31% and 5.00% at April 30, 2009 and October 31, 2008, respectively	$52,950	$69,600
Insurance broker financing agreement	—	389
State of Ohio promissory note	793	961
Capital lease debt	—	2

Total debt	53,743	70,952
Less: Current debt	346	731

Total long-term debt	$53,397	$70,221

The weighted average interest rate of all debt was 3.07% and 3.55% for the three and six months ended April 30, 2009, respectively. The weighted average interest rate of all debt excluding the capital lease debt was 4.52% and 5.41% for the three and six months ended April 30, 2008, respectively.

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

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Reuters or Bloomberg Financial Markets Information Service rate. At April 30, 2009, the interest rate for the revolving credit facility was at LIBOR plus 2.75%.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. The Company was in compliance with the covenants of the Credit Agreement at April 30, 2009.

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

On April 27, 2009, the Credit Agreement was amended to permit the Company to participate in the Auto Supplier Support Program established by the United States Department of the Treasury pursuant to the authority granted to it by and under the Economic Stabilization Act of 2008. By participating in the Auto Supplier Support Program, the Company may sell eligible accounts owed by Chrysler and General Motors to a special purpose vehicle entity created by Chrysler and General Motors (collectively “SPV”) for the purpose of obtaining payment of the Company’s eligible accounts receivable due from Chrysler and General Motors. The Company has selected the quick pay option, wherein the eligible receivables sold to an SPV are paid within a few days of the sale. The program extends for a period of one year, but may terminate if either Chrysler or General Motors files for bankruptcy.

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of April 30, 2009 and October 31, 2008, $0 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

After considering letters of credit of $7,306 that the Company has issued, available funds under the Credit Agreement were $59,744 at April 30, 2009. Overdraft balances were $3,819 and $3,527 at April 30, 2009 and October 31, 2008, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 9—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended April 30,		Three months ended April 30
	2009	2008	2009	2008
Service cost	$164	$153	$1	$1
Interest cost	1,017	981	9	13
Expected return on plan assets	(694)	(1,115)	—	—
Recognized net actuarial loss	300	161	41	48
Amortization of prior service cost	348	22	(43)	(43)
Amortization of transition obligation	2	4	—	—

Net periodic benefit cost	$1,137	$206	$8	$19

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
Service cost	$247	$305	$2	$3
Interest cost	2,035	1,962	19	26
Expected return on plan assets	(1,389)	(2,231)	—	—
Recognized net actuarial loss	600	322	81	97
Amortization of prior service cost	371	45	(86)	(87)
Amortization of transition obligation	3	9	—	—

Net periodic benefit cost	$1,867	$412	$16	$39

The Company made $84 of contributions to the defined benefit pension plans during the six months ended April 30, 2009. The Company expects estimated contributions to be $187 for the remainder of fiscal 2009. Pension expense in fiscal 2009 has increased as a result of amortization of deferred investment losses and due to curtailment of the retirement plan for Liverpool Manufacturing employees, as described in Note 3.

Note 10—Equity Matters

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price or at 110% of market price at the date of grant. The service period over which the stock options vest is three years from the date of grant. Options expire over a period not to exceed ten years from the date of grant. On December 12, 2008, options to purchase 319,200 shares were awarded to several officers and employees at an exercise price of $2.11 and $2.33. On February 21, 2008, options to purchase 20,000 shares were awarded to several officers and employees at an exercise price of $8.83. The following assumptions were used to compute the fair value of the stock options granted during fiscal 2009:

	Fiscal 2009
Exercise price	$2.33	$2.11
Risk-free interest	1.656%	2.198%
Expected life (in years)	5.0	6.0
Expected volatility factor	81.94%	81.81%
Expected dividend yield	0.00%	0.00%

Activity in the Company’s stock option plan for the six months ended April 30, 2009 and 2008 was as follows:

	Fiscal 2009					Fiscal 2008
	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	335,734		$8.29			360,242	$8.85
Options:
Granted	319,200		$2.13			20,000	$8.83
Exercised		$				(1,168)	$4.67		$6
Canceled	(15,767)		$10.58			(29,340)	$13.18		$—

Options outstanding at April 30	639,167		$5.15	7.40	$162	349,734	$8.50	6.74	$1,240

Exercisable at April 30	270,067		$7.09	5.14	$94	227,401	$5.75	5.60	$1,221

At April 30, 2009, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and six months ended April 30, 2009, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $142 and $257, respectively. For the three and six months ended April 30, 2008, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $132 and $260, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the second quarter of fiscal 2009 and 2008. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $723 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and six month periods ended April 30, 2009, 639,167 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six month periods ended April 30, 2008, 166,612 and 190,672 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended April 30,		Six months ended April 30,
(Shares in thousands)	2009	2008	2009	2008
Net income (loss) available to common stockholders
	$(6,232)	$2,008	$(12,367)	$3,591

Basic weighted average shares	16,356	16,356	16,356	16,355
Effect of dilutive securities:
Stock options	—	124	—	124

Diluted weighted average shares	16,356	16,480	16,356	16,479

Basic income (loss) per share	$(0.38)	$.12	$(0.76)	$.22

Diluted income (loss) per share	$(0.38)	$.12	$(0.76)	$.22

Comprehensive Income

Comprehensive income and net income amounted to $(6,232) and $2,008 for the three months ended April 30, 2009 and 2008, respectively, and $(12,367) and $3,591 for the six months ended April 30, 2009 and 2008, respectively.

Note 11—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. Management of the Company strongly disagrees with the position of the Commissioner and the Board of Tax Appeals and the Company has presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, has ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006 and has provided interest since the initial accrual, resulting in a balance of approximately $2,750 for this matter. The Company is currently negotiating the final settlement, including payment terms, of this matter.

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believe that the verdicts relating to the constructive fraudulent conveyance claims are contrary to the facts and the law and filed post-trial motions including a motion for a new trial and other relief that were denied. The Company believes that there are valid grounds to reverse the final judgments relating to the constructive fraudulent conveyance claims on appeal and the Company has filed its appeal of this matter to the Sixth Circuit Court of Appeals. The Company is scheduled to present oral arguments before the Court in June 2009. However, there can be no assurance that the appeals will be successful. As a result, during the second quarter of fiscal 2007, the Company provided a reserve of $2,070 for this matter based upon management’s estimate of the probable outcome of the legal decisions possible in this case.

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first six months of fiscal 2009 declined by 45.2% and total North American car and light truck production for the first six months of fiscal 2009 decreased by 43.2%, in each case compared with production for the first six months of fiscal 2008. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company. As of April 30, 2009, 45.9% of receivables outstanding are due from General Motors, Chrysler, and Ford.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At April 30, 2009, the Company’s facilities were operating at approximately 22% capacity, compared to 44.6% capacity at April 30, 2008. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

Fiscal 2009 has begun with significant challenges before the Company that could have a significant financial impact as the year progresses. The projected production of cars and light trucks for fiscal 2009 in North America according to industry statistics indicates that production in 2009 will be at levels as low as approximately 8 million units. Production has not been this low in decades and is driven by low consumer demand, the inability to finance vehicle leases and purchases, and unemployment levels, among other factors affecting the economy at the present time. These same factors are affecting the automotive industry globally as well as domestically.

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

The Company has enrolled in the Auto Supplier Support Program, which was established by the United States Department of the Treasury pursuant to the authority granted to it by and under the Emergency Economic Stabilization Act of 2008. The program provides for the sale of eligible accounts receivable to special purpose vehicles, which are subsidiaries of Chrysler and / or General Motors. The Company has selected the quick pay option, wherein the Company’s eligible accounts receivable sold to an SPV are paid within a few days following the sale. Each special purpose vehicle is supported by a credit facility with the U.S. Treasury as the lender. The program extends for a period of one year, but may terminate if either Chrysler or General Motors files for bankruptcy.

The Company has also evaluated plant operations in view of the recently announced plant closures by Chrysler and General Motors. The Company has accelerated its closure of the Liverpool Manufacturing plant and consolidation of on-going Liverpool Manufacturing work into the Company’s Liverpool Coil plant. Also, the Company is temporarily combining the operations of its Medina Blanking and Ohio Welded Blank plants during the customer plant closure period.

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

Deferred Tax Assets. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company established a valuation allowance for several foreign, state, and local tax assets primarily related to net operating loss carryforwards. Consequently, these deferred tax assets are recorded at an amount that is more likely than not to be realized. At this time, it is anticipated all other deferred tax assets will be realized and additional valuation allowances will not be required for these assets. To the extent that a deferred tax asset is recorded for a United States federal income tax loss, sufficient taxable income exists during the permissible carryback period to utilize the loss. Future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for valuation allowances. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Derivative Financial Instruments. The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. As of April 30, 2009 and 2008, there were no foreign currency forward exchange contracts outstanding.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. The Company had no interest rate hedges outstanding at April 30, 2009 and 2008.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on current facts, the Company recorded a net impairment charge of $1,633 related to long-lived assets in the second quarter of fiscal 2009. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $100-150 and $250-500 per plan year, respectively, dependant upon the location where the claim is incurred. At April 30, 2009 and October 31, 2008, the amount accrued for group insurance and workers’ compensation claims was $3,060 and $4,117, respectively. The Company does not self-insure for any other types of losses.

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

Results of Operations

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

REVENUES. Sales for the second quarter of fiscal 2009 were $62,239, a decrease of $68,409 from last year’s second quarter sales of $130,648, or 52.4%. Sales decreased during the second quarter of fiscal 2009 as a result of reduced production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the traditional domestic manufacturers, which include some of the Company’s largest customers. According to industry statistics, traditional domestic manufacturer production for the second quarter of fiscal 2009 declined by 45.8% and total North American car and light truck production for the second quarter of fiscal 2009 decreased by 45.2%, in each case compared with production for the second quarter of fiscal 2008.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2009 was a loss of $1,142 compared to gross profit of $12,248 in the second quarter of fiscal 2008, a decrease of $13,390. Gross profit as a percentage of sales was a negative 1.8% in the second quarter of fiscal 2009 compared to 9.4% for the same period a year ago. Gross profit in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was adversely affected by the lower volume of sales in the quarter and the absence of the related gross profit of approximately $17,700. Gross profit was also adversely affected by increased material costs and lower revenue realized from the sale of engineered scrap during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The effect of increased material cost was approximately $9,200. These reductions of gross profit were offset by reduced manufacturing expenses that favorably affected gross profit by approximately $13,400. Manufacturing expenses declined as a result of the actions that the Company initiated in response to the reduction in production volumes of the Company’s customers. These actions resulted in reduced personnel and personnel related expenses of approximately $8,200 and reduced expenditures for repairs, supplies and utilities of approximately $3,450. Depreciation and taxes declined by $1,750.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,857 in the second quarter of fiscal 2009, a decrease of $1,760 from $6,617 in the same period of the prior year. As a percentage of sales, these expenses were 7.8% of sales in the second quarter of fiscal 2009 and 5.1% of sales in the second quarter of fiscal 2008. The decrease in selling, general, and administrative expenses reflect lower personnel and personnel-related expenses of approximately $580, and lower spending in controllable expense areas of approximately $1,180, also in response to the current automotive market conditions.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. In March 2009, the Company presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Company therefore is committed to its plan to relocate certain machinery and equipment to another of the Company’s plants to service business that will continue and to close operations at Liverpool by August 2009. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The Company also recorded a restructuring charge of $906 based on negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of Liverpool Manufacturing employees.

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. An impairment recovery of $30 was recorded during the second quarter of fiscal 2008 for cash received upon the sale of assets that were previously impaired. An impairment recovery of $11 was also recorded in the second quarter of fiscal 2009 for cash received upon the sale of assets that were previously impaired.

During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that concluded production.

         OTHER. Interest expense for the second quarter of fiscal 2009 was $568, compared to interest expense of $971 during the second quarter of fiscal 2008. Interest expense decreased from the prior year second quarter as a result of a decrease in the interest rate and a lower level of average borrowed funds in the second quarter of fiscal 2009 compared to the prior year. Borrowed funds averaged $58,488 during the second quarter of fiscal 2009 and the weighted average interest rate was 3.07%. In the second quarter of fiscal 2008, borrowed funds averaged $76,752 while the weighted average interest rate was 4.52%.

Other income, net was $35 for the second quarter of fiscal 2009 compared to other expense, net of $(21) for the second quarter of fiscal 2008. Other income in fiscal 2009 is the result of currency transaction gains realized by the Company’s Mexican subsidiary.

The provision for income taxes in the second quarter of fiscal 2009 was a benefit of $2,826 on loss before taxes of $9,058 for an effective tax rate of 31.2%. The provision for income taxes in the second quarter of fiscal 2008 was $1,738 on income before taxes of $3,746 for an effective tax rate of 46.4%. The estimated effective tax rate for fiscal 2009 has declined in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 as a result of losses that cannot be benefited from the Company’s Mexican subsidiary.

NET INCOME. The net loss for the second quarter of fiscal 2009 was $6,232, or $0.38 per share, diluted. Net income for the second quarter of fiscal 2008 was $2,008, or $0.12 per share, diluted.

Six Months Ended April 30, 2009 Compared to Six Months Ended April 30, 2008

REVENUES. Sales for the first six months of fiscal 2009 were $125,261, a decrease of $140,281, or 52.8%, from last year’s first six month sales of $265,542. For the first half of fiscal 2009, North American automotive and light truck production decreased by 43.2% compared to the first half of fiscal 2008, while production of traditional domestic manufacturers declined 45.2% compared to the first half of fiscal 2008.

GROSS PROFIT. Gross profit for the first six months of fiscal 2009 was a loss of $5,397 compared to gross profit of $23,003 in the first half of fiscal 2008, a decrease of $28,400. Gross profit as a percentage of sales was a negative 4.3% in the first half of fiscal 2009 compared to 8.7% in the same period a year ago. For the first six months of fiscal 2009 gross profit was reduced as a result of lower sales volume compared to the prior year first six-month period. The effect of reduced sales on gross profit was approximately $37,000. Gross profit was also adversely affected by increased material costs and lower revenue realized from the sale of engineered scrap during the first half of fiscal 2009 compared to the first half of fiscal 2008. The effect of increased material cost was approximately $17,500. These reductions of gross profit were offset by reduced manufacturing expenses that favorably affected gross profit by approximately $26,100. Manufacturing expenses declined as a result of the actions that the Company initiated in response to the reduction in production volumes of the Company’s customers. These actions resulted in reduced personnel and personnel related expenses of approximately $16,700 and reduced expenditures for repairs, supplies and utilities of approximately $7,000. Depreciation and taxes declined by $2,400.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9,843 or 7.9% of sales in the first six months of fiscal 2009 compared to $13,538, or 5.1% of sales in the same period of the prior year. The decrease in selling, general, and administrative expenses reflect lower personnel and personnel-related expenses of approximately $2,000, and lower spending in controllable expense areas of approximately $1,700, also in response to the current automotive market conditions.

ASSET IMPAIRMENT AND RESTUCTURING CHARGES. In March 2009, the Company presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Company therefore is committed to its plan to relocate certain machinery and equipment to another of the Company’s plants to service business that will continue and to close operations at Liverpool by August 2009. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The Company also recorded a restructuring charge of $906 based on a negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of the Liverpool Manufacturing employees.

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. Impairment recoveries of $30 and $930 were also recorded during the first six-month periods of fiscal 2008 and 2009, respectively, for cash received upon the sale of assets that were previously impaired.

During the first six-month period of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that concluded production.

OTHER. For the first six months of fiscal 2009, interest expense was $1,387, a decrease of $878 from interest expense of $2,265 in the first six months of fiscal 2008. The decrease in interest expense compared to the prior year six-month period resulted from a lower level of average borrowed funds and a decrease in the interest rate. Borrowed funds averaged $62,643 during the first six months of fiscal 2009 and the weighted average interest rate was 3.55%. For the first six months of fiscal 2008, borrowed funds averaged $76,492 while the weighted average interest rate was 5.41%.

Other income, net was $247 for the first six months of fiscal 2009 compared to other expense, net of $(6) for the first six months of fiscal 2008. Other income in fiscal 2009 is the result of currency transaction gains realized by the Company’s Mexican subsidiary.

In the first six months of fiscal 2009 the provision for income taxes was a benefit of $5,608 on loss before taxes of $17,975 for an effective tax rate of 31.2%. The provision for income taxes in the first half of fiscal 2008 was $2,720 on income before taxes of $6,311 for an effective tax rate of 43.1%. The estimated effective tax rate for the first six months of fiscal 2009 has declined compared to the first six months of fiscal 2008 as a result of losses that cannot be benefited from the Company’s Mexican subsidiary.

NET INCOME. The net loss for the first six months of fiscal 2009 was $12,367, or $.76 per share, diluted. Net income for the first six months of fiscal 2008 was $3,591, or $.22 per share, diluted.

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

Under the Credit Agreement, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, as defined in the Credit Agreement, or the Eurodollar rate (“LIBOR”). The selected index is combined with a designated margin from an agreed upon pricing matrix. The Base Rate is 1.0%, plus the greater of the National City Bank publicly announced prime rate or the Federal Funds effective rate plus 0.5% per annum. LIBOR is the published Reuters or Bloomberg Financial Markets Information Service rate. At April 30, 2009, the interest rate for the revolving credit facility was at LIBOR plus 2.75%.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Credit Agreement requires the Company to observe several financial covenants, including a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also establishes limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. The Company assesses the Credit Agreement covenants quarterly and was in compliance at April 30, 2009.

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

On April 27, 2009, the Credit Agreement was amended to permit the Company to participate in the Auto Supplier Support Program established by the United States Department of the Treasury pursuant to the authority granted to it by and under the Economic Stabilization Act of 2008. By participating in the Auto Supplier Support Program, the Company may sell eligible accounts owed by Chrysler and General Motors to a special purpose vehicle entity created by Chrysler and General Motors (collectively “SPV”) for the purpose of obtaining payment of the Company’s eligible accounts receivable due from Chrysler and General Motors. The Company has selected the quick pay option, wherein the eligible receivables sold to an SPV are paid within a few days of the sale. The program extends for a period of one year, but may terminate if either Chrysler or General Motors files for bankruptcy.

In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and requires monthly payments of $78 through April 2009. In July 2007, the Company entered into a finance agreement with an insurance broker for various insurance policies that bore interest at a fixed rate of 5.79% and required monthly payments of $84 through April 2008. As of April 30, 2009 and October 31, 2008, $0 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bore interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty.

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Amended Credit Agreement	Other Debt	Total
2010	$—	$346	$346
2011	—	356	356
2012	—	91	91
2013	—	—	—
2014	52,950	—	52,950

Total	$52,950	$793	$53,743

At April 30, 2009, total debt was $53,743 and total equity was $108,361, resulting in a capitalization rate of 33% debt, 67% equity. Current assets were $70,856 and current liabilities were $45,960, resulting in working capital of $24,896.

Cash was consumed by the net loss and by expenses charged to earnings to arrive at the net loss that do not require a current outlay of cash amounting to $(1,793) in the first half of fiscal 2009 compared to $21,253 in the first half of fiscal 2008. The decrease of $23,046 reflects the net loss and the tax benefit of the loss and its related effect on deferred taxes in the first half of fiscal 2009 compared to the first half of fiscal 2008.

Working capital changes since October 31, 2008 provided funds of $19,575. During the first six months of fiscal 2009, accounts receivable have decreased by $36,205 in connection with the reduced sales volume experienced in the first six months of fiscal 2009 and inventory decreased by $10,985 since the end of fiscal 2008. Considering the increase in overdraft balances, accounts payable, net have decreased $24,191, in line with the reduced level of production in the first half of fiscal 2009.

Capital expenditures in the first six months of fiscal 2009 were $3,932.

Recent events have included the bankruptcy filing by Chrysler and the related closure of Chrysler plants for possibly up to a 60-day period and the announcement by General Motors of plant closures for varying weeks of time up to nine weeks. The Company is anticipating poor sales and low utilization of plant capacity for the upcoming third quarter period of fiscal 2009. As a result, the Company may not remain in compliance with the financial covenants of its Credit Agreement at July 31, 2009 and beyond. In the event of noncompliance, a waiver from the syndicate of lenders or an amendment to the Credit Agreement would be necessary in order for the Company to not be in default of the Credit Agreement. The Company is currently in discussion with the syndicate of lenders and believes that it will either obtain the necessary waiver or amend the Credit Agreement. In the absence of the waiver or amendment, the lenders could avail themselves of remedies under the credit agreement, and at this time, there is no assurance that cash flows from operations or funds available under the amended Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements through April 30, 2010. The Company is closely monitoring the business conditions that are currently affecting the automotive industry and has initiated actions to align production schedules of the Company’s plants with customers’ schedules, to reduce inventories, to adjust operating expenses in line with production and to reduce capital expenditures to a minimum.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

10.10	First Amendment Agreement to the Credit and Security Agreement, dated October 17, 2008, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank as co-lead arranger, sole book runner and administrative agent and the Privatebank and Trust Company as co-lead arranger and syndication agent.

10.11	Second Amendment Agreement to the Credit and Security Agreement, dated April 27, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank as co-lead arranger, sole book runner and administrative agent and the Privatebank and Trust Company as co-lead arranger and syndication agent.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES , INC.

By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ Kevin Bagby
Kevin Bagby
Chief Financial Officer

Date: May 26, 2009

EXHIBIT INDEX

10.10	First Amendment Agreement to the Credit and Security Agreement, dated October 17, 2008, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank as co-lead arranger, sole book runner and administrative agent and the Privatebank and Trust Company as co-lead arranger and syndication agent.

10.11	Second Amendment Agreement to the Credit and Security Agreement, dated April 27, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank as co-lead arranger, sole book runner and administrative agent and the Privatebank and Trust Company as co-lead arranger and syndication agent.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.