Form 10-Q
period 2009-07-31
SHILOH INDUSTRIES INC
filed 2009-08-28
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Number of shares of Common Stock outstanding as of August 24, 2009 was 16,355,867.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2009	October 31, 2008
ASSETS
Cash and cash equivalents	$156	$2,210
Accounts receivable, net of allowance for doubtful accounts of $660 and $782 at July 31, 2009 and October 31, 2008, respectively	31,964	69,931
Related-party accounts receivable	342	2,774
Income taxes receivable	—	2,272
Inventories, net	21,913	34,212
Deferred income taxes	12,429	4,893
Prepaid expenses	1,194	942

Total current assets	67,998	117,234

Property, plant and equipment, net	156,906	175,555
Other assets	806	823

Total assets	$225,710	$293,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$55,201	$731
Accounts payable	28,121	53,914
Other accrued expenses	11,664	22,411

Total current liabilities	94,986	77,056

Long-term debt	359	70,221
Deferred income taxes	9,942	9,915
Long-term benefit liabilities	15,033	13,560
Other liabilities	1,944	2,389

Total liabilities	122,264	173,141

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,355,867 shares issued and outstanding at July 31, 2009 and October 31, 2008, respectively	164	164
Paid-in capital	60,867	60,470
Retained earnings	58,981	76,403
Accumulated other comprehensive loss	(16,566)	(16,566)

Total stockholders’ equity	103,446	120,471

Total liabilities and stockholders’ equity	$225,710	$293,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
Revenues	$43,132	$124,229	$168,392	$389,771
Cost of sales	48,000	111,449	178,658	353,987

Gross profit (loss)	(4,868)	12,780	(10,266)	35,784
Selling, general and administrative expenses	1,552	6,888	11,394	20,426
Asset impairment (recovery), net	—	(19)	714	878
Restructuring charges	—	—	906	—

Operating income (loss)	(6,420)	5,911	(23,280)	14,480
Interest expense	741	952	2,128	3,217
Interest income	4	6	29	19
Other income (expense), net	(124)	(6)	123	(12)

Income (loss) before income taxes	(7,281)	4,959	(25,256)	11,270
Provision (benefit) for income taxes	(2,226)	2,021	(7,834)	4,741

Net income (loss)	$(5,055)	$2,938	$(17,422)	$6,529

Earnings (loss) per share:
Basic earnings (loss) per share	$(.31)	$.18	$(1.07)	$.40

Basic weighted average number of common shares	16,356	16,356	16,356	16,356

Diluted earnings (loss) per share	$(.31)	$.18	$(1.07)	$.40

Diluted weighted average number of common shares	16,356	16,479	16,356	16,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,422)	$6,529
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,231	24,705
Asset impairment charges, net	714	878
Amortization of deferred financing costs	407	235
Deferred income taxes	(7,509)	(2,050)
Stock-based compensation expense	397	394
Loss on sale of assets	—	13
Changes in operating assets and liabilities:
Accounts receivable	40,399	20,280
Inventories	12,299	1,970
Prepaids and other assets	(258)	(87)
Payables and other liabilities	(34,768)	(21,471)
Income taxes payable (receivable) and estimated payments	2,392	(1,801)

Net cash provided by operating activities	18,882	29,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,231)	(6,102)
Proceeds from sale of assets	1,011	54

Net cash used in investing activities	(4,220)	(6,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	11,003	871

Repayments of short-term borrowings	(26,139)	(670)

Payment of capital lease	(2)	(79)
Increase (decrease) in overdraft balances	(940)	2,273
Proceeds from long-term borrowings	—	16,800
Repayments of long-term borrowings	(254)	(26,151)
Payment of dividends	—	(16,356)
Proceeds from exercise of stock options	—	5
Payment of deferred financing costs	(384)	—

Net cash used in financing activities	(16,716)	(23,307)

Net increase (decrease) in cash and cash equivalents	(2,054)	240
Cash and cash equivalents at beginning of period	2,210	131

Cash and cash equivalents at end of period	$156	$371

Supplemental Cash Flow Information:
Cash paid for interest	$2,107	$3,036
Cash paid (refund of) for income taxes	$(2,450)	$8,449

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

Revenues and operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company has evaluated events that occurred after July 31, 2009 but prior to August 28, 2009, the date the financial statements were issued. The Company did not identify any events or transactions during this period of time that require recognition or disclosure in the financial statements for the period ended July 31, 2009.

Note 2—Liquidity

The Company has experienced significant declines in revenues as a result of economic conditions in the automotive industry in general, and within its customer base specifically. The reduced sales volumes have resulted in the Company incurring operating losses through the first three quarters of the current fiscal year. As a result, the Company is not in compliance with certain of the financial covenants of its Credit Agreement, as amended, at July 31, 2009 and it is probable that the Company will not be in compliance with such covenants at October 31, 2009. On June 30, 2009, the Company entered into the Third Amendment Agreement (the “Third Amendment”) of its Credit Agreement (See footnote 8). The Third Amendment provides that for the period until November 30, 2009, the inability to meet certain financial covenants will not result in an event of default until November 30, 2009. Beyond November 30, 2009, the Company will likely need to obtain a waiver or further amend the Credit Agreement. If the Company does not comply with all of the covenants at October 31, 2009, in the absence of the waiver or amendment, the lenders could avail themselves of remedies under the Credit Agreement at November 30, 2009. At this time, there is no assurance that cash flows from operations or funds available under the amended Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements through July 31, 2010. The Company continues to closely monitor the business conditions that are currently affecting the automotive industry and continues to align production schedules of the Company’s plants with customers’ schedules, to reduce inventories, to adjust operating expenses in line with production and to reduce capital expenditures to a minimum.

Note 3—New Accounting Standards

Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2008, several new accounting standards became effective. These new standards are included in the following topics of the FASB ASC: Topic 805, “Business Combinations;” Topic 820, “Fair Value Measurements and Disclosures;” Topic 825, “Financial Instruments;” Topic 810,” Consolidation;” and Topic 815, “Derivatives and Hedging.” Additionally, new accounting standards regarding subsequent events and financial instruments became effective in fiscal 2009, and are included in FASB ASC Topic 855, “Subsequent Events” and Topic 825, “Financial Instruments.” The Company has determined that the changes to the accounting standards in fiscal 2008 and 2009 do not have a material effect on the Company’s consolidated financial statements.

Note 4—Asset Impairment and Restructuring Charges

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value (which in this instance was zero) and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. At October 31, 2008, there was no restructuring reserve remaining related to the closure of the Cleveland facility. During the second and third quarters of fiscal 2008, respectively, the Company recorded recoveries of $30 and $19 related to previously impaired assets that were sold. Impairment recoveries of $919 and $11 were also recorded during the first and second quarters of fiscal 2009, respectively, for cash received upon the sale of assets that were previously impaired. There were no recoveries in the third quarter of fiscal 2009.

During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that concluded production earlier than expected.

In March 2009, management presented to the Board of Directors a plan to cease the operations of the Company’s Liverpool Manufacturing Division as a result of reduced volumes. The plan included the relocation of certain machinery and equipment to another of the Company’s plants to service business that is expected to continue. Assets that will not be relocated were impaired and a charge of $1,644 was recorded in the second quarter of fiscal 2009 to reduce the long-lived assets to their estimated fair value, which in this instance was zero. The Company also recorded a restructuring charge of $906 in the second quarter of fiscal 2009, based on a negotiated settlement for approximately 100 employees for severance, health insurance and curtailment of the retirement plan of the Liverpool Manufacturing employees. A summary of these charges for Liverpool Manufacturing, which are included in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2009, is below:

Nine months ended July 31, 2009
Net asset impairment	$1,644

Restructuring
Severance and benefits	$580
Pension curtailment	326

$906

An analysis of restructuring charges, cash payments and related reserves for the nine-month periods ending July 31, 2008 and 2009 is as follows:

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2008
Restructuring
Severance and benefits	$251	$—	$(251)	$—

	Restructuring Reserves at October 31, 2008	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2009
Restructuring
Severance and benefits	$—	$580	$(377)	$203

The impairment charges recorded for the periods ending July 31, 2009 and 2008 are summarized below:

	Three months ended		Nine months ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Cleveland Impairment Recovery	$—	$(19)	$(930)	$(49)
Liverpool Impairment	—	—	1,644	—
Program Impairment	—	—	—	927

	$—	$(19)	$714	$878

Note 5 – Accounts Receivable

On April 27, 2009, the Company’s Credit Agreement was amended to permit the Company to participate in the Auto Supplier Support Program established by the United States Department of the Treasury pursuant to the authority granted to it by and under the Economic Stabilization Act of 2008. By participating in the Auto Supplier Support Program, the Company was eligible to sell accounts owed by Chrysler and General Motors to a special purpose vehicle entity created by Chrysler and General Motors (collectively “SPV”) for the purpose of obtaining payment of the Company’s eligible accounts receivable due from Chrysler and General Motors.

The Company’s participation in the Chrysler program terminated when Chrysler filed for bankruptcy on April 30, 2009. As of July 31, 2009, $53 of pre petition receivables remain outstanding from Chrysler and the Company is resolving collection matters with Chrysler. On June 30, 2009, the Company opted out of the program with General Motors. As of July 31, 2009, $242 of pre-petition receivables remain outstanding from General Motors and the Company is also resolving collection matters with General Motors. No losses in collection from either Chrysler or General Motors are anticipated at this time.

Note 6 – Inventories

Inventories consist of the following:

	July 31, 2009	October 31, 2008
Raw materials	$7,725	$15,597
Work-in-process	4,733	6,586
Finished goods	6,109	8,939

Total material	18,567	31,122
Tooling	3,346	3,090

Total inventory	$21,913	$34,212

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,019 and $2,267 at July 31, 2009 and October 31, 2008, respectively.

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2009	October 31, 2008
Land and improvements	$8,635	$8,644
Buildings and improvements	102,326	102,598
Machinery and equipment	337,524	336,572
Furniture and fixtures	10,428	10,420
Construction in progress	7,668	7,044

Total, at cost	466,581	465,278
Less: Accumulated depreciation	309,675	289,723

Property, plant and equipment, net	$156,906	$175,555

Note 8—Financing Arrangements

Debt consists of the following:

	July 31, 2009	October 31, 2008
Amended and Restated Credit Agreement —interest at 7.02% and 5.00% at July 31, 2009 and October 31, 2008, respectively	$54,100	$69,600
Insurance broker financing agreement	753	389
State of Ohio promissory note	707	961
Capital lease debt	—	2

Total debt	55,560	70,952
Less: Current debt	55,201	731

Total long-term debt	$359	$70,221

The weighted average interest rate of all debt was 4.46% and 3.82% for the three and nine months ended July 31, 2009, respectively. The weighted average interest rate of all debt excluding the capital lease debt was 4.06% and 4.95% for the three and nine months ended July 31, 2008, respectively.

On August 1, 2008, the Company entered into a credit agreement with a syndication of lenders with National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The initial agreement provided the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The Credit Agreement also established limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

On June 30, 2009, the Company entered into the Third Amendment of the Credit Agreement. The Third Amendment provides the Company with a revolving line of credit up to $95 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. Under the Third Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, as defined in the Third Amendment, or the Eurodollar Rate (“LIBOR”). The Base Rate is the highest of the Prime Rate, the Federal Funds effective rate plus 0.5% per annum or the Daily LIBOR Rate plus 1%. LIBOR is the greater of the published Reuters or Bloomberg Financial Markets Information Service rate and 2.00%. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At July 31, 2009, the interest rate for the revolving credit facility was at 7.00%.

The Third Amendment also addresses financial covenant issues that the Company was facing as a result of the current business conditions affecting the automotive industry in North America. The Third Amendment requires the Company to observe leverage ratio, fixed charge coverage ratio, and minimum consolidated EBITDA financial covenants. Specifically, the leverage ratio may not exceed 3.0 to 1.0 through January 30, 2010, 2.75 to 1.00 on January 31, 2010 through January 30, 2011, and 2.50 to 1.00 on January 31, 2011 and thereafter. The minimum fixed charge coverage ratio is 2.50 to 1.00. The Company must also maintain agreed to levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined for the three months ending at each month end date from June 30, 2009 to January 31, 2010. The Third Amendment provides that for the period until November 30, 2009, the inability of the Company to meet the leverage ratio or fixed charge coverage ratio will not result in an event of default until November 30, 2009. Furthermore, if the Company is in compliance with the leverage ratio and fixed charge coverage ratio at October 31, 2009, then any prior non-compliance with those covenants is waived. At July 31, 2009, the Company was in compliance with the EBITDA covenant, but was not in compliance with the leverage and fixed charge coverage ratio covenants. Although the Company is not in technical default of the Credit Agreement at July 31, 2009, it is probable that at October 31, 2009, the Company will fail the leverage and fixed charge coverage ratio covenants. Accordingly, the amount outstanding on the Credit Agreement at July 31, 2009 has been classified as a current liability.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse change by the lenders.

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of July 31, 2009 and October 31, 2008, $753 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

After considering letters of credit of $7,606 that the Company has issued, available funds under the Credit Agreement were $10,547 at July 31, 2009. The letters of credit include $5,250 for a bond posted as security related to a legal matter that has been resolved. The $5,250 letter of credit posted against this bond is expected to be released during the fourth quarter of fiscal 2009. Overdraft balances were $2,587 and $3,527 at July 31, 2009 and October 31, 2008, respectively, and are included in accounts payable in the Company’s accompanying consolidated balance sheets.

Note 9—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended July 31,		Three months ended July 31
	2009	2008	2009	2008
Service cost	$124	$155	$1	$1

Interest cost	1,017	981	9	13

Expected return on plan assets	(694)	(1,115)	—	—

Recognized net actuarial loss	300	161	41	48

Amortization of prior service cost	22	22	(43)	(43)

Amortization of transition obligation	2	4	—	—

Net periodic benefit cost	$771	$208	$8	$19

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
Service cost	$371	$460	$3	$5

Interest cost	3,052	2,943	28	38

Expected return on plan assets	(2,083)	(3,346)	—	—

Recognized net actuarial loss	900	483	122	145

Amortization of prior service cost	393	13	(130)	(130)

Amortization of transition obligation	5	68	—	—

Net periodic benefit cost	$2,638	$621	$23	$58

The Company made $178 of contributions to the defined benefit pension plans during the nine months ended July 31, 2009. The Company expects to make estimated contributions of $93 for the remainder of fiscal 2009. Pension expense in fiscal 2009 has increased as a result of a lower than expected return on plan assets, amortization of deferred investment losses and curtailment of the retirement plan for Liverpool Manufacturing employees, as described in Note 4.

Note 10—Equity Matters

The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the zero coupon U.S. Treasury yield in effect at the time of grant. Forfeitures are estimated based upon the Company’s historical experience.

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Plan, as Amended and Restated December 12, 2002, (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. An individual award is limited to 500,000 shares in a five-year period.

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

	Fiscal 2009
Exercise price	$2.33	$2.11
Risk-free interest	1.656%	2.198%
Expected life (in years)	5.0	6.0
Expected volatility factor	81.94%	81.81%
Expected dividend yield	0.00%	0.00%

Activity in the Company’s stock option plan for the nine months ended July 31, 2009 and 2008 was as follows:

	Fiscal 2009					Fiscal 2008
(shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	336		$8.29			360	$8.85
Options:
Granted	319		$2.13			20	$8.83
Exercised		$				(1)	$4.67		$6
Canceled	(42)		$8.10			(39)	$13.58		$—

Options outstanding at July 31	613		$5.08	7.09	$1,313	340	$8.32	6.43	$1,260

Exercisable at July 31	263		$6.89	4.83	$476	224	$5.62	5.31	$1,238

At July 31, 2009, the exercise price of some of the Company’s stock option grants is higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and nine months ended July 31, 2009, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $140 and $397, respectively. For the three and nine months ended July 31, 2008, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $134 and $394, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the third quarter of fiscal 2009 and 2008. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $584 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine month periods ended July 31, 2009, 613,167 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine month periods ended July 31, 2008, 165 and 177 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
Net income (loss) available to common stockholders	$(5,055)	$2,938	$(17,422)	$6,529

Basic weighted average shares	16,356	16,356	16,356	16,356
Effect of dilutive securities:
Stock options	—	123	—	123

Diluted weighted average shares	16,356	16,479	16,356	16,479

Basic income (loss) per share	$(0.31)	$.18	$(1.07)	$.40

Diluted income (loss) per share	$(0.31)	$.18	$(1.07)	$.40

Comprehensive Income

Comprehensive income and net income amounted to $(5,055) and $2,938 for the three months ended July 31, 2009 and 2008, respectively, and $(17,422) and $6,529 for the nine months ended July 31, 2009 and 2008, respectively.

Note 11—Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, and payables approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Note 12—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. The Company presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal 2006 and has provided interest since the initial accrual, resulting in a balance of approximately $2,772 for this matter. The Company has agreed to payment terms with the State of Ohio that provide for a payment of $924 in June 2009 and two future payments of $924 in November 2009 and February 2010.

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believed that the verdicts relating to the constructive fraudulent conveyance claims were contrary to the facts and the law and filed post-trial motions including a motion for a new trial and other relief that were denied. The Company believed that there were valid grounds to reverse the final judgments relating to the constructive fraudulent conveyance claims on appeal and the Company appealed this matter to the Sixth Circuit Court of Appeals. However, since there could be no assurance that the appeal would be successful, the Company provided a reserve of $2,070 for this matter in the second quarter of fiscal 2007. On July 1, 2009, the Sixth Circuit Court of Appeals overturned the jury’s verdict. The plaintiff has moved to seek a rehearing before the Sixth Circuit Court of Appeals and the final decision of the Court regarding a rehearing is expected within sixty days. Based upon management’s estimate of the probable outcome of this matter, the Company has reversed this reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general, and administrative expense ($2,070) and to interest expense ($266) in the accompanying condensed consolidated statements of operations for the three and nine-month period ended July 31, 2009.

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly production by traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first nine months of fiscal 2009 declined by 48.2% and total North American car and light truck production for the first nine months of fiscal 2009 decreased by 44%, in each case compared with production for the first nine months of fiscal 2008. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company. As of July 31, 2009, 45.2% of receivables outstanding are due from General Motors, Chrysler, and Ford.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At July 31, 2009, the Company’s facilities were operating at approximately 20.8% capacity, compared to 44.4% capacity at July 31, 2008. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

Fiscal 2009 brought significant challenges before the Company that could contrive to have a significant financial effect as the year progresses. The projected production of cars and light trucks for fiscal 2009 in North America according to industry statistics indicates that production in 2009 will be at levels as low as approximately 8 million units. Production has not been this low in decades and is driven by low consumer demand, the inability to finance vehicle leases and purchases, and unemployment levels, among other factors affecting the economy at the present time. These same factors are affecting the automotive industry globally as well as domestically.

In response the Company has initiated several action plans to respond to significantly reduced production volumes. These include:

•

Challenging customer releases. The Company’s production scheduling is based on releases that are received weekly for thirteen week periods. The releases drive manning levels and inventory purchases. The Company’s operations personnel review the releases each week to ensure that the releases are not overly optimistic, a problem that seems to impact Tier I customers and not OEM manufacturing plants.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions affecting the Company’s business. Based on current facts, the Company recorded a net impairment charge of $1,633 related to long-lived assets in the second quarter of fiscal 2009. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews claims data and lag analysis as the primary indicators of the accruals. Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially affect the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $100-150 and $250-500 per plan year, respectively, dependant upon the location where the claim is incurred. At July 31, 2009 and October 31, 2008, the amount accrued for group insurance and workers’ compensation claims was $2,363 and $4,117, respectively. The Company does not self-insure for any other types of losses.

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

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, the Company has estimated a 20% forfeiture rate. If actual forfeitures materially differ from the estimate, the share-based compensation expense could be materially different.

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

Results of Operations

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

REVENUES. Sales for the third quarter of fiscal 2009 were $43,132, a decrease of $81,097 from last year’s third quarter sales of $124,229, or 65.3%. Sales decreased during the third quarter of fiscal 2009 as a result of reduced production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the plant closures of Chrysler and General Motors during the third quarter period of fiscal 2009. According to industry statistics, traditional domestic manufacturer production for the third quarter of fiscal 2009 declined by 55.4% and total North American car and light truck production for the third quarter of fiscal 2009 decreased by 45.9%, in each case compared with production for the third quarter of fiscal 2008.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2009 was a loss of $4,868 compared to gross profit of $12,780 in the third quarter of fiscal 2008, a decrease of $17,648. Gross profit as a percentage of sales was a negative 11.3% in the third quarter of fiscal 2009 compared to 10.3% for the same period a year ago. Gross profit in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was adversely affected by the lower volume of sales in the quarter and the absence of the related gross profit of approximately $17,200. Gross profit was favorably affected by lower material costs and favorable product mix of approximately $1,800, but was adversely affected by lower revenue realized from the sale of engineered scrap during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 of approximately $14,900. The combined effect of material costs in the third quarter of fiscal 2009 was an unfavorable $13,100. These reductions of gross profit were offset by reduced manufacturing expenses that favorably affected gross profit by approximately $12,600. Manufacturing expenses declined as a result of the actions that the Company initiated in response to the reduction in production volumes of the Company’s customers. These actions resulted in reduced personnel and personnel related expenses of approximately $7,400 and reduced expenditures for repairs, supplies and utilities of approximately $4,100. Depreciation and tax expense declined by $1,100.

During the third quarter of fiscal 2008, the Company recorded an expense to cost of sales of approximately $952 pre-tax, or $0.03 per share, representing the correction of certain accounting errors caused by unsupported adjustments made by a former group controller of the Company during the period beginning in July 2005 through April 2008. The Company discovered the errors following a routine internal audit conducted at one of its plants. These adjustments included errors in inventory reserves in the first quarter of fiscal 2008 for approximately $330 and the capitalization of costs in fiscal years 2005 and 2006 associated with a capital asset project and the related depreciation of those fixed assets from the date of installation to the current quarter for approximately $622. The Company, assisted by outside legal counsel and an independent forensic accounting firm, conducted a thorough review of the financial reporting process at the division, including, among other things, reviews of journal entries and financial statement accounts that were or could have been impacted by the errors. After considering the results of these reviews, the facts and circumstances related to the nature of the errors, and based on Management’s assessment of materiality under Staff Accounting Bulletin 99 (“SAB 99”), the Company concluded that the effect of the correction on reported results of operations for each quarter of the fiscal years involved was not significant to the results of operations as previously reported, and not significant to the current year’s results. As a result, the Company’s results of operations for the third quarter and nine-month period of fiscal 2008 reflect the cumulative correction of the errors through the second quarter of fiscal 2008.

The Audit Committee of the Board of Directors reviewed management’s analysis of the quantitative and qualitative factors of the effect of the correction of these errors and concluded that management’s assessment was thorough and complete and that management’s accounting for the correction of errors was proper.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,552 in the third quarter of fiscal 2009, a decrease of $5,336 from $6,888 in the same period of the prior year. As a percentage of sales, these expenses were 3.6% of sales in the third quarter of fiscal 2009 and 5.5% of sales in the third quarter of fiscal 2008. The decrease in selling, general, and administrative expenses reflect lower personnel and personnel-related expenses of approximately $2,600, and lower spending in controllable expense areas of approximately $700, also in response to the current automotive market conditions. The decrease also includes the reversal of a reserve of $2,070 that was initially provided in the second quarter of fiscal 2007. At that time, the reserve represented management’s estimate of the probable outcome of a legal decision related to a jury verdict adverse to the Company. The Company appealed the jury verdict to the Sixth Circuit Court of Appeals and in July 2009, the Court of Appeals overturned the jury’s verdict. The plaintiff has moved to seek a rehearing before the Court of Appeals and the final decision of the Court regarding a rehearing is expected within sixty days. Based upon management’s estimate of the probable outcome of this matter, the Company has reversed the reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general and administrative expenses ($2,070) and interest expense ($266) in the accompanying condensed consolidated statement of operations for the three months ended July 31, 2009.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the third quarter of fiscal 2008, the Company recorded a recovery of $19 of previously impaired Cleveland Stamping facility assets that were sold.

OTHER. Interest expense for the third quarter of fiscal 2009 was $741, compared to interest expense of $952 during the third quarter of fiscal 2008. Interest expense decreased from the prior year third quarter as a result of a lower level of average borrowed funds in the third quarter of fiscal 2009 compared to the prior year. Borrowed funds averaged $54,651 during the third quarter of fiscal 2009 and the weighted average interest rate was 4.46%. In the third quarter of fiscal 2008, borrowed funds averaged $75,189 while the weighted average interest rate was 4.06%. Interest expense for the third quarter of fiscal 2009 also includes a reduction of $266 related to interest that has been accrued on a legal reserve that was established in the second quarter of fiscal 2007 and reversed in the third quarter of fiscal 2009 as a result of a decision of the Sixth Circuit Court of Appeals favorable to the Company. Interest expense also includes accelerated amortization of deferred financing costs of $259 related to the Third Amendment Agreement of the Company’s Credit Agreement and the reduction of the borrowing capacity from $120 million to $95 million.

Other expense, net was $124 for the third quarter of fiscal 2009 compared to other expense, net of $6 for the third quarter of fiscal 2008. Other expense in fiscal 2009 is the result of currency transaction losses realized by the Company’s Mexican subsidiary.

The provision for income taxes in the third quarter of fiscal 2009 was a benefit of $2,226 on loss before taxes of $7,281 for an effective tax rate of 30.6%. The provision for income taxes in the third quarter of fiscal 2008 was $2,021 on income before taxes of $4,959 for an effective tax rate of 40.8%. The estimated effective tax rate for fiscal 2009 has declined in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 as a result of losses that cannot be benefited from the Company’s Mexican subsidiary.

NET INCOME (LOSS). The net loss for the third quarter of fiscal 2009 was $5,055, or $0.31 per share, diluted. Net income for the third quarter of fiscal 2008 was $2,938, or $0.18 per share, diluted.

Nine Months Ended July 31, 2009 Compared to Nine Months Ended July 31, 2008

REVENUES. Sales for the first nine months of fiscal 2009 were $168,392, a decrease of $221,379, or 56.8%, from last year’s first nine month sales of $389,771. For the first nine months of fiscal 2009, North American automotive and light truck production decreased by 44% compared to the first nine months of fiscal 2008, while production of traditional domestic manufacturers declined 48.2% compared to the first nine months of fiscal 2008.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2009 was a loss of $10,266 compared to gross profit of $35,784 in the first nine months of fiscal 2008, a decrease of $46,050. Gross profit as a percentage of sales was a negative 6.1% in the first nine months of fiscal 2009 compared to 9.2% in the same period a year ago. For the first nine months of fiscal 2009 gross profit was reduced as a result of lower sales volume compared to the prior year first nine-month period. The effect of reduced sales on gross profit was approximately $54,500. Gross profit was also adversely affected by increased material costs driven primarily by lower revenue realized from the sale of engineered scrap during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The effect of increased material cost was approximately $30,300. These reductions of gross profit were offset by reduced manufacturing expenses that favorably affected gross profit by approximately $38,700. Manufacturing expenses declined as a result of the actions that the Company initiated in response to the reduction in production volumes of the Company’s customers. These actions resulted in reduced personnel and personnel related expenses of approximately $24,100 and reduced expenditures for repairs, supplies and utilities of approximately $11,700. Depreciation and taxes declined by $2,900.

During the third quarter of fiscal 2008, the Company recorded an expense to cost of sales of approximately $952 pre-tax, or $0.03 per share, representing the correction of certain accounting errors caused by unsupported adjustments made by a former group controller of the Company during the period beginning in July 2005 through April 2008. The Company discovered the errors following a routine internal audit conducted at one of its plants. These adjustments included errors in inventory reserves in the first quarter of fiscal 2008 for approximately $330 and the capitalization of costs in fiscal years 2005 and 2006 associated with a capital asset project and the related depreciation of those fixed assets from the date of installation to the current quarter for approximately $622. The Company, assisted by outside legal counsel and an independent forensic accounting firm, conducted a thorough review of the financial reporting process at the division, including, among other things, reviews of journal entries and financial statement accounts that were or could have been impacted by the errors. After considering the results of these reviews, the facts and circumstances related to the nature of the errors, and based on Management’s assessment of materiality, the Company concluded that the effect of the correction on reported results of operations for each quarter of the fiscal years involved was not significant to the results of operations as previously reported, and not significant to the current year’s results. As a result, the Company’s results of operations for the third quarter and nine-month period of fiscal 2008 reflect the cumulative correction of the errors through the second quarter of fiscal 2008.

The Audit Committee of the Board of Directors reviewed management’s analysis of the quantitative and qualitative factors of the effect of the correction of these errors and concluded that management’s assessment was thorough and complete and that management’s accounting for the correction of errors was proper.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $11,394 or 6.8% of sales in the first nine months of fiscal 2009 compared to $20,426, or 5.2% of sales in the same period of the prior year. The decrease in selling, general, and administrative expenses reflects lower personnel and personnel-related expenses of approximately $4,594, and lower spending in controllable expense areas of approximately $2,366, also in response to the current automotive market conditions. The decrease also includes the reversal of a reserve of $2,070 that was initially provided in the second quarter of fiscal 2007. At that time, the reserve represented management’s estimate of the probable outcome of a legal decision related to a jury verdict adverse to the Company. The Company appealed the jury verdict to the Sixth Circuit Court of Appeals and in July 2009, the Court of Appeals overturned the jury’s verdict. The plaintiff has moved to seek a rehearing before the Court of Appeals and the final decision of the Court regarding a rehearing is expected within sixty days. Based upon management’s estimate of the probable outcome of this matter, the Company has reversed the reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general and administrative expenses ($2,070) and interest expense ($266) in the accompanying condensed consolidated statement of operations for the nine months ended July 31, 2009.

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

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. Impairment recoveries of $49 and $930 were also recorded during the first nine-month periods of fiscal 2008 and 2009, respectively, for cash received upon the sale of assets that were previously impaired.

During the first nine-month period of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that concluded production earlier than expected.

OTHER. For the first nine months of fiscal 2009, interest expense was $2,128, a decrease of $1,089 from interest expense of $3,217 in the first nine months of fiscal 2008. The decrease in interest expense compared to the prior year nine-month period resulted from a lower level of average borrowed funds and a decrease in the interest rate. Borrowed funds averaged $60,872 during the first nine months of fiscal 2009 and the weighted average interest rate was 3.82%. For the first nine months of fiscal 2008, borrowed funds averaged $74,056 while the weighted average interest rate was 4.95%. Interest expense for the nine month period ending July 31, 2009 also includes a reduction of $266 related to interest that had been accrued on a legal reserve that was established in the second quarter of fiscal 2007 and reversed in the third quarter of fiscal 2009 as a result of a decision of the Sixth Circuit Court of Appeals favorable to the Company. Interest expense also includes accelerated amortization of deferred financing costs of $259 related to the Third Amendment Agreement of the Company’s Credit Agreement and the reduction of the borrowing capacity from $120 million to $95 million.

Other income, net was $123 for the first nine months of fiscal 2009 compared to other expense, net of $12 for the first nine months of fiscal 2008. Other income in fiscal 2009 is the result of currency transaction gains realized by the Company’s Mexican subsidiary.

In the first nine months of fiscal 2009 the provision for income taxes was a benefit of $7,834 on loss before taxes of $25,256 for an effective tax rate of 31%. The provision for income taxes in the first nine months of fiscal 2008 was $4,741 on income before taxes of $11,270 for an effective tax rate of 42.1%. The estimated effective tax rate for the first nine months of fiscal 2009 has declined compared to the first nine months of fiscal 2008 as a result of losses that cannot be benefited from the Company’s Mexican subsidiary.

NET INCOME (LOSS). The net loss for the first nine months of fiscal 2009 was $17,422, or $1.07 per share, diluted. Net income for the first nine months of fiscal 2008 was $6,529, or $.40 per share, diluted.

Liquidity And Capital Resources

On August 1, 2008, the Company entered into a credit agreement with a syndication of lenders with National City Bank as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The initial agreement provided the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The Credit Agreement also established limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

On June 30, 2009, the Company entered into a Third Amendment Agreement (the “Third Amendment”) of the Credit Agreement. The Third Amendment provides the Company with a revolving line of credit up to $95 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. Under the Third Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, as defined in the Third Amendment, or the Eurodollar Rate (“LIBOR”). The Base Rate is the highest of the Prime Rate, the Federal Funds effective rate plus 0.5% per annum or the Daily LIBOR Rate plus 1%. LIBOR is the greater of the published Reuters or Bloomberg Financial Markets Information Service rate and 2.00%. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At July 31, 2009, the interest rate for the revolving credit facility was at 7.00%.

The Third Amendment also addresses financial covenant issues that the Company was facing as a result of the current business conditions affecting the automotive industry in North America. The Third Amendment requires the Company to observe leverage ratio, fixed charge coverage ratio, and minimum consolidated EBITDA financial covenants. Specifically, the leverage ratio may not exceed 3.0 to 1.0 through January 30, 2010, 2.75 to 1.00 on January 31, 2010 through January 30, 2011, and 2.50 to 1.00 on January 31, 2011 and thereafter. The minimum fixed charge coverage ratio is 2.50 to 1.00. The Company must also maintain agreed to levels of EBITDA as defined for the three months ending at each month end date from June 30, 2009 to January 31, 2010. The Third Amendment provides that for the period until November 30, 2009, the inability of the Company to meet the leverage ratio or fixed charge coverage ratio will not result in an event of default until November 30, 2009. Furthermore, if the Company is in compliance with the leverage ratio and fixed charge coverage ratio at October 31, 2009, then any prior non-compliance with those covenants is waived. At July 31, 2009, the Company was in compliance with the EBITDA covenant, but was not in compliance with the leverage and fixed charge coverage ratio covenants. Although the Company is not in technical default of the Credit Agreement at July 31, 2009, it is probable that at October 31, 2009, the Company will fail the leverage and fixed charge coverage ratio covenants. Accordingly, the amount outstanding on the Credit Agreement at July 31, 2009 has been classified as a current liability.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse change by the lenders.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of July 31, 2009 and October 31, 2008, $753 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

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

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Amended Credit Agreement	Other Debt	Total
2010	$54,100	$1,101	$55,201
2011	—	359	359
2012	—	—	—
2013	—	—	—
2014	—	—	—

Total	$54,100	$1,460	$55,560

At July 31, 2009, total debt was $55,560 and total equity was $103,446, resulting in a capitalization rate of 35% debt, 65% equity. Current assets were $67,998 and current liabilities were $94,986 resulting in negative working capital of $26,988, including classification of $54,100 of borrowings under the Company’s Credit Agreement as a current liability.

Cash was consumed by the net loss and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash for a loss of $1,182 in the first nine months of fiscal 2009 compared to cash generated of $30,704 in the first nine months of fiscal 2008. The decrease of $31,886 reflects the net loss and the tax benefit of the loss and its related effect on deferred taxes in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.

Working capital changes since October 31, 2008 provided funds of $20,064. During the first nine months of fiscal 2009, accounts receivable have decreased by $40,399 in connection with the reduced sales volume experienced in the first nine months of fiscal 2009 and inventory decreased by $12,299 since the end of fiscal 2008. Considering the increase in overdraft balances, accounts payable, net have decreased $25,793, in line with the reduced level of production in the first nine months of fiscal 2009.

Capital expenditures in the first nine months of fiscal 2009 were $5,231.

As a result of entering the Third Amendment Agreement of the Company’s Credit Agreement, the Company’s lenders have agreed that for the period until November 30, 2009, the inability of the Company to meet certain financial covenants will not result in an event of default until November 30, 2009. After November 30, 2009, in the event of noncompliance, a waiver from the syndicate of lenders or an additional amendment of the Credit Agreement will likely be necessary in order for the Company to not be in default of the Credit Agreement. If the Company does not comply with all of the covenants at October 31, 2009, in the absence of a waiver or amendment, the lenders could avail themselves of remedies under the Credit Agreement, and there is no assurance that cash flows from operations or funds available under the Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements through July 31, 2010. The Company continues to closely monitor the business conditions that are currently affecting the automotive industry and continues to align production schedules of the Company’s plants with customer’s schedules, to reduce inventories, to adjust operating expenses in line with production and to reduce capital expenditures to a minimum.

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

FORWARD-LOOKING STATEMENTS

Certain statements made by the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Amended Credit Agreement, or decreased customer demand which could cause a covenant default under the Amended Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 4T.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

10.11	Third Amendment Agreement to the Credit and Security Agreement, dated June 30, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank as co-lead arranger, sole book runner and administrative agent and the Privatebank and Trust Company as co-lead arranger and syndication agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2009.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES , INC .

	By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

	By:	/s/ Kevin Bagby
Kevin Bagby
Chief Financial Officer

Date: August 28, 2009

EXHIBIT INDEX

10.11	Third Amendment Agreement to the Credit and Security Agreement, dated June 30, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank as co-lead arranger, sole book runner and administrative agent and the Privatebank and Trust Company as co-lead arranger and syndication agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2009.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.