Form 10-K
period 2009-10-31
SHILOH INDUSTRIES INC
filed 2009-12-18
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $2.34 per share as reported by the Nasdaq Global Market, was approximately $12,178,605. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 16, 2009 was 16,502,929.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

INDEX TO ANNUAL REPORT

ON FORM 10-K

SHILOH INDUSTRIES, INC.

PART I

Item 1.	Business

General

Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company’s principal executive offices are located at 880 Steel Drive, Valley City, Ohio 44280 and its telephone number is (330) 558-2600. The Company’s website is located at http://www.shiloh.com. On its website, you can obtain a copy of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission. A copy of these filings is available to all interested parties upon written request to Kevin Bagby, at the Company’s corporate offices.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files with the Securities and Exchange Commission (“SEC”) at its Public Reference Room at 100 F Street, N.W., Washington D.C. 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

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

The Company’s complex stampings and modular assemblies include components used in the structural and powertrain systems of a vehicle. Structural systems include body-in-white applications and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans and transmission pans. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fourteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

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

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Holdings Inc (the parent of MTD Products Inc) is a 51.4% stockholder of the Company.

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2009	2008
	(dollars in thousands)
Complex stampings and modular assemblies	$89,795	$171,232
Engineered welded blanks	116,734	186,420
Blanking	46,388	90,550
Tools, dies, steel processing, scrap, and other	16,464	59,738

Total	$269,381	$507,940

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

The Company produces engineered welded blanks using both the mash seam resistance and laser weld processes. The engineered welded blanks that are produced generally consist of two or more sheets of steel of the same or different material grade, thickness or coating welded together into a single flat panel. The primary distinctions between mash seam resistance and laser welding are weld bead appearance and cost.

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

In fiscal 2009, General Motors accounted for approximately 40.1% of the Company’s revenues. No other individual customer accounted for more than 10% of the Company’s revenues in fiscal 2009. At October 31, 2009 and 2008, General Motors accounted for 41.9% and 49.1% of the Company’s accounts receivable, respectively.

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

Operations and Engineering

The Company operates eight manufacturing facilities in the United States and one manufacturing facility in Mexico, along with technical centers in Canton, Michigan and Valley City, Ohio that coordinate advanced product and process development and applications with its customers and its manufacturing facilities. The Company’s manufacturing facilities and technical centers are strategically located close to its customers’ engineering organizations and fabricating-assembly plants. Each facility of the Company is focused on meeting the business strategy of the Company by optimizing its performance in quality, cost and delivery.

Raw Materials

The basic materials required for the Company’s operations are hot-rolled, cold-rolled and coated steel. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers’ steel buying programs. Under these programs, the Company purchases steel at the steel price that its customers negotiated with the steel suppliers. These suppliers include AK Steel, Areclor Mittal, Severstal and U.S. Steel. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the steel processing products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

Competition

Competition for sales of steel blanks and engineered welded blanks is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and Chrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competitors for engineered welded blanks include TWB Co., LLC, Powerlaser Ltd. and Procoil Corp. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assembly business are Narmco Group, Midwest Stamping and Manufacturing Company, Gestamp North America Inc. and Midway Products Group. The methods of competition with these companies in blanks, engineered welded blanks and automotive stampings and assemblies are product quality, price, delivery, location and engineering capabilities. Shiloh is the only supplier of engineered welded blanks that is not affiliated with a steel company.

Employees

As of November 30, 2009, the Company had approximately 955 employees. A total of approximately 175 employees at two of the Company’s subsidiaries are covered by two collective bargaining agreements that are due to expire in June 2011 and November 2012.

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

ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its effect on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. As of October 31, 2003, all of the Company’s facilities were ISO 14001 certified. The Company has completed the certification process at each of its nine manufacturing facilities for the latest and highest international quality standard for the automotive industry, ISO/TS 16949:2002. The Company believes this certification is a market requirement for doing business in the automotive industry.

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

Revenues from the Company’s foreign subsidiary in Mexico were $9.6 million and $16.3 million for fiscal years 2009 and 2008, respectively. These revenues represent 4% of total revenues for fiscal 2009 and 3% of total revenues for fiscal year 2008. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $16.9 million and $17.2 million at October 31, 2009 and 2008, respectively. The consolidated long-lived assets of the Company totaled $152.6 million and $176.4 million at October 31, 2009 and 2008, respectively.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company’s facilities, all of which are owned are as follows:

Subsidiary	Facility Name	Location	Square Footage	Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000	1955	Blanking/Tool and Die Production/Complex Stamping and Modular Assembly

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	255,000	1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	254,000	2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000	1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000	1990	Other Steel Processing/ Administration

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	260,000	1999	(1)

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000	1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000	1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly/ Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500	1998	Blanking/Engineered Welded Blanks/Complex Stamping and Modular Assembly

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000	2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000	2000	Engineered Welded Blanks/Complex Stamping and Modular Assembly

(1)	The Liverpool Manufacturing facility has been closed.

Item 3.	Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2009.

Executive Officers of the Registrant

The following information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 70 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. Mr. Zampetis is 64 years old.

Kevin P. Bagby, Vice President of Finance and Chief Financial Officer.    Mr. Bagby assumed the position of Vice President of Finance and Chief Financial Officer of Shiloh Industries, Inc in November 2008. Mr. Bagby recently served as Vice President, Chief Financial Officer and Treasurer of Freightcar America, a manufacturer of aluminum bodied railroad freight cars from 2004 to 2008. Mr. Bagby previously served as Vice President and CFO of Stoneridge, Inc., a manufacturer of electronic components, modules and systems for the automotive and industrial markets from 1995 to 2004. Prior to joining Stoneridge, Mr. Bagby held senior financial leadership positions with Kelsey-Hayes, General Tire and Abex Corporation. Mr. Bagby is 58 years old.

James F. Keys, Senior Vice President and Chief Technology Officer.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. Mr. Keys is 56 years old.

Anthony M. Parente, Vice President, Manufacturing Operations.    Mr. Parente was named Vice President of Manufacturing Operations in October 2006. He started his career at MTD Automotive as an electrical apprentice in 1979 and joined the Company through its acquisition of MTD Automotive in 1999. He progressed effectively through different technical assignments. He was appointed Plant Manager of the Ohio Welded Blank Plant in 2001, and was promoted to the position of Group General Manager three years later. Mr. Parente is 48 years old.

Craig S. Parsons, Vice President Sales and Business Development.    Mr. Parsons was named Vice President Sales and Business Development on December 1, 2009. Formerly, Mr. Parsons was with Noble International, Ltd. for sixteen years. Mr. Parsons was President of Noble from June 2009 to November 2009. Formerly he was Executive Vice President, Global Sales and Marketing, Asia Business Development since 2007 and Vice President of sales since 2004. Mr. Parsons is 38 years old.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol “SHLO.” On December 11, 2009, the closing price for the Company’s Common Stock was $4.20 per share.

The Company’s Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2009 and 2008.

	2009		2008
Quarter	High	Low	High	Low
1st	$4.80	$1.25	$10.48	$7.91
2nd	$2.89	$1.23	$11.67	$8.09
3rd	$4.99	$1.89	$10.20	$7.50
4th	$5.45	$4.02	$10.07	$5.01

As of the close of business on December 11, 2009, there were 99 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company did not repurchase any of the Company’s equity securities during fiscal 2009.

The Board of Directors of the Company declared no dividends during the year ended October 31, 2009. Prior to that, on February 21, 2008, The Board of Directors of the Company declared a special dividend of $1.00 per share, which was paid on March 11, 2008 to shareholders of record as of March 4, 2008. The Company currently does not anticipate paying Common Stock dividends in the foreseeable future.

Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly production by traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production in fiscal 2009 declined by 41% and total North American car and light truck production for the fiscal 2009 decreased by 37%, in each case compared with production of fiscal 2008. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company. As of October 31, 2009, 63.3% of the Company’s receivables outstanding are due from General Motors, Chrysler, and Ford.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. For fiscal 2009, the Company’s facilities operated at approximately 23.7% capacity and operated at an increased rate of 32.2% in the fourth quarter of fiscal 2009. For fiscal 2008, plant utilization was at 42.8%. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has varied widely during the last fiscal year. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal 2009 in North America according to industry statistics was 8,399,000 units. The production units for fiscal 2009 compares to 13,320,000 in fiscal 2008, 15,167,000 in fiscal 2007, 15,480,000 in fiscal year 2006 and 15,745,000 in fiscal 2005. Production has been affected by low consumer demand, the inability to finance vehicle leases and purchases, and higher unemployment levels, among other factors affecting the economy at the present time. These same factors are affecting the automotive industry globally as well as domestically.

In response the Company initiated several action plans to respond to significantly reduced production volumes. These included:

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

The Company has also evaluated plant operations in view of the recently announced plant closures by Chrysler and General Motors. The Company closed its Liverpool Manufacturing plant and consolidated the on-going Liverpool Manufacturing work into the Company’s Liverpool Coil plant. Also, the Company temporarily combined the operations of its Medina Blanking and Ohio Welded Blank plants during the customer plant closure period during the third quarter of fiscal 2009.

With the conclusion of fiscal 2009, the Company continues to exercise caution as the next fiscal year has begun. The same disciplined approach that was followed in fiscal 2009 remains in place. According to industry forecasts, car and light truck production is predicted to increase to 10,494,000 units, a level that represents a 25% improvement over fiscal 2009’s production but still 23% below the average production levels of the preceding five years. The Company’s approach to monitoring customer release volumes and the adjustment of the Company’s cost structure, as described above, remains appropriate given the uncertainty that exists in the automotive industry including the supplier community. The Company therefore intends to adjust manning levels and discretionary spending in support of operations as necessary in relation to customer releases as the releases are updated.

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

Revenue Recognition.    The Company recognizes revenue both for sales from toll processing and sales of products made with Company owned steel when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues are recognized in the period when management believes that such amounts become probable, based on management’s estimates.

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

In view of the current economic conditions affecting the automotive industry, the Company is carefully assessing its risk with each of its customers and considering compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and net account receivable/account payable position with customers, if applicable.

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

Income Taxes.    In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” the Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and, to a lesser extent because of inherent uncertainty, the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, the payment of additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes.

Impairment of Long-lived Assets.    The Company has historically performed an annual impairment analysis of long-lived assets, which only includes property, plant and equipment since the Company has no intangible assets. However, when significant events, which meet the definition of a “triggering event” in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, such as at April 30, 2009 when General Motors and Chrysler were experiencing severe financial difficulties, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by CSM Worldwide), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary, as was the case at April 30, 2009. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

The property, plant and equipment included in the analysis for each plant represents factory facilities devoted to the Company’s manufacturing processes and the related equipment within each plant needed to perform and support those processes. The property, plant and equipment of each plant form each plant’s asset group and typically certain key assets in the group form the primary process at that plant that generate revenue and cash flow for that facility. Certain key assets have a life of ten to twelve years and the remainder of the assets in the asset group are shorter-lived assets that support the key processes. When the analysis indicates that estimated future undiscounted cash flows of a plant are less than the net carrying value of the longed-lived assets of such plant, to the extent that the assets cannot be redeployed to another plant to generate positive cash flow, the Company will record an impairment charge, reducing the net carrying value of the fixed assets (exclusive of land and buildings, the fair value of which would be assessed through appraisals) to zero. Alternative courses of action to recover the carrying amount of the long-lived asset group are typically not considered due to the limited-use nature of the equipment and the full utilization of their useful life. Therefore, the equipment is of limited value in a used-equipment market. The depreciable lives of the Company’s fixed assets are generally consistent between years unless the assets are devoted to the manufacture of a customized automotive part and the equipment has limited reapplication opportunities. If the production of that part concludes earlier than expected, the asset life is shortened to totally amortize its remaining value over the shortened production period.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on then current facts, the Company recorded a net impairment charge of $1,644 related to long-lived assets in the second quarter of fiscal 2009. See Note 2 to the consolidated financial statements for a discussion of impairment charges recorded in fiscal 2009 and 2008. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

The key assumptions related to the forecasted operating results could be adversely impacted by, among other things, decreases in estimated North American car builds during the forecast period, the inability of the Company or its major customers to maintain their respective forecasted market share positions, the inability of the Company to achieve the forecasted levels of operating margins on parts produced, and a deterioration in property values associated with manufacturing facilities.

Group Insurance and Workers’ Compensation Accruals.    The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependant upon the location where the claim is incurred. At October 31, 2009 and 2008, the amount accrued for group insurance and workers’ compensation claims was $2,277 and $4,117, respectively. The insurance reserves have declined between years as a result of improved safety statistics, reduced employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Payments.    The Company records compensation expense for the fair value of nonvested stock option awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility, approximately 85.8%. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The Company formerly used the Moody’s Aa Corporate bonds with maturities of at least twenty years as a benchmark when determining the discount rate. However, in fiscal 2008, the Company determined the discount rate by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plans using the Citigroup Pension Discount Curve. This concept of matching the duration of cash flow of benefit payments with the discount rate is recommended by the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) Topic 715, “Compensation—Retirement Benefits”. At October 31, 2008, the resulting discount rate based on the Citigroup Pension Discount Curve was 8% compared to a Moody’s Aa Corporate bond rate of 7%. As a result, a discount rate of 8% was used to measure pension benefit obligations at October 31, 2008 and pension expense for fiscal 2009. The effect of a higher discount rate was to reduce the benefit obligation at October 31, 2008 by $5,700 and to reduce pension expense for fiscal 2009 by $300. Based upon this analysis using the Citigroup Pension Discount Curve, the Company used a discount rate to measure its pension and post-retirement liabilities of 5.75% at October 31, 2009 and 8.00% at October 31, 2008. A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $38.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $95.

The Company’s investment policy for assets of the plans is to maintain an allocation generally of 0% to 70% in equity securities, 0% to 70% in debt securities, and 0% to 10% in real estate. Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

For the twelve months ended October 31, 2009, the actual return on pension plans’ assets for all of the Company’s plans approximated 7.67% to 10.05%, which exceeded the expected rate of return on plan assets of 7.25% to 7.50% used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will increase in fiscal 2010, and that pension expense will increase in fiscal 2009 and beyond.

Results of Operations

Year Ended October 31, 2009 Compared to Year Ended October 31, 2008

Revenues.    Sales for fiscal 2009 were $269,381, a decrease of $238,559 from last year’s fiscal 2008 of $507,940, or 47%. Sales decreased during fiscal 2009 as a result of reduced production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the plant closures of Chrysler and General Motors during fiscal 2009. According to industry statistics, traditional domestic manufacturer production for fiscal 2009 declined by 41% and total North American car and light truck production for fiscal 2009 decreased by 37%, in each case compared with production for fiscal 2008.

Gross Profit.    Gross profit for fiscal 2009 was a loss of $5,133 compared to gross profit of $44,290 in fiscal 2008, a decrease of $49,423. Gross profit as a percentage of sales was a negative 1.9% for fiscal 2009 compared to 8.7% for fiscal 2008. Gross profit in fiscal 2009 compared to fiscal 2008 was adversely affected by the lower volume of sales and the absence of the related gross profit of approximately $57,700. Gross profit was favorably affected by lower material costs and favorable product mix of approximately $700, but was adversely affected by lower revenue realized from the sale of engineered scrap during fiscal 2009 compared to fiscal 2008 of approximately $36,900. The combined effect of material costs in fiscal 2009 was an unfavorable $36,200. These reductions of gross profit were offset by reduced manufacturing expenses that favorably affected gross profit by approximately $44,500. Manufacturing expenses declined as a result of the actions that the Company initiated in response to the reduction in production volumes of the Company’s customers. These actions resulted in reduced personnel and personnel related expenses of approximately $27,200 and reduced expenditures for repairs, supplies, utilities and other consumable supplies of approximately $12,900. Depreciation and general tax expense declined by $4,400.

During the third quarter of fiscal 2008, the Company recorded an expense to cost of sales of approximately $952 pre-tax, or $0.03 per share, representing the correction of certain accounting errors caused by unsupported adjustments made by a former group controller of the Company during the period beginning in July 2005 through April 2008. The Company discovered the errors following a routine internal audit conducted at one of its plants. These adjustments included errors in inventory reserves in the first quarter of fiscal 2008 for approximately $330 and the capitalization of costs in fiscal years 2005 and 2006 associated with a capital asset project and the related depreciation of those fixed assets from the date of installation to the current quarter for approximately $622. The Company, assisted by outside legal counsel and an independent forensic accounting firm, conducted a thorough review of the financial reporting process at the division, including, among other things, reviews of journal entries and financial statement accounts that were or could have been impacted by the errors. After considering the results of these reviews, the facts and circumstances related to the nature of the errors, and based on management’s assessment of materiality under Staff Accounting Bulletin 99 (“SAB 99”), the Company concluded that the effect of the correction on reported results of operations for each quarter of the fiscal years involved was not significant to the results of operations as previously reported, and not significant to the fiscal 2008 results. As a result, the Company’s results of operations for the third quarter and nine-month period of fiscal 2008 reflect the cumulative correction of the errors through the second quarter of fiscal 2008.

The Audit Committee of the Board of Directors reviewed management’s analysis of the quantitative and qualitative factors of the effect of the correction of these errors and concluded that management’s assessment was thorough and complete and that management’s accounting for the correction of errors was proper.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $16,429 or 6.1% of fiscal 2009 sales. For fiscal 2008, selling general and administrative expenses were $26,924 or 5.3% of fiscal 2008 sales. The decrease in selling, general, and administrative expenses reflects lower personnel and personnel-related expenses of approximately $6,700, and lower spending in controllable expense areas of approximately $1,725, also in response to the current automotive market conditions. The decrease also includes the reversal of a reserve of $2,070 that was initially provided in the second quarter of fiscal 2007. At that time, the reserve represented management’s estimate of the probable outcome of a legal decision related to a jury verdict adverse to the Company. The Company appealed the jury verdict to the Sixth Circuit Court of Appeals and in July 2009, the Court of Appeals overturned the jury’s verdict. The plaintiff moved to seek a rehearing before the Court of Appeals and the final decision of the Court denied a rehearing. The Company has reversed the reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general and administrative expenses ($2,070) and interest expense ($266) in the accompanying consolidated statement of operations for the year ended October 31, 2009.

Asset Impairment and Restructuring Charge.    In March 2009, management presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Board approved the plan. The Company therefore has completed its plan to relocate certain machinery and equipment to another of the Company’s plants to service business that will continue and to close operations at Liverpool. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The estimated fair value of the assets was zero because the assets (i) were worn machinery and equipment for which the Company had no further use and (ii) have a limited-use and limited value in a used equipment market. The Company also recorded a restructuring charge of $906 based on a negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of the Liverpool Manufacturing employees.

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. During fiscal 2008, some of the previously impaired Cleveland Stamping facility assets were sold, resulting in an impairment recovery of $431. Additionally, during the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that concluded production earlier than expected, resulting in a net asset impairment of $496 for fiscal 2008. In fiscal 2009, additional sales of previously impaired Cleveland assets were also recorded, based on cash received, and amounting to $930 for a net asset impairment charge of $714 for fiscal 2009.

Other.    For fiscal 2009, interest expense was $3,320, a decrease of $1,222 from interest expense of $4,542 in fiscal 2008. The decrease in interest expense compared to the prior year resulted from a lower level of average borrowed funds and a decrease in the interest rate. Borrowed funds averaged $59,198 during the fiscal 2009 and the weighted average interest rate was 4.55%. For fiscal 2008, borrowed funds averaged $73,435 while the weighted average interest rate was 5.01%. Interest expense for fiscal 2009 also includes a reduction of $266 related to interest that had been accrued on a legal reserve that was established in the second quarter of fiscal 2007 and reversed in the third quarter of fiscal 2009 as a result of a decision of the Sixth Circuit Court of Appeals favorable to the Company. Interest expense also includes accelerated amortization of deferred financing costs of $259 related to the Third Amendment Agreement of the Company’s Credit Agreement and the reduction of the borrowing capacity from $120 million to $95 million.

Other expense, net was $5 for fiscal 2009 compared to other expense, net of $127 for fiscal 2008. Net other expense included currency transaction losses realized by the Company’s Mexican subsidiary of $112 in fiscal 2009 and $116 in 2008.

In fiscal 2009 the provision for income taxes was a benefit of $8,694 on a loss before taxes of $26,478 for an effective tax rate of 32.8%. The provision for income taxes in fiscal 2008 was $5,436 on income before taxes of $12,253 for an effective tax rate of 44.4%. The effective tax rate for fiscal 2009 and 2008 included the losses of the Company’s Mexican subsidiary for which no tax benefit could be recorded, the effect of state taxes, and the absence of the domestic production activities deduction.

Net Income.    Net loss for fiscal 2009 was $17,784, or $1.09 per share diluted. In fiscal 2008, net income was $6,817 or $0.41 per share diluted.

Liquidity and Capital Resources

On August 1, 2008, the Company entered into a credit agreement with a syndicate of lenders with National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The initial agreement provided the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The Credit Agreement also established limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory minus accounts payable plus an amount of $40,000 for the period from the effective date of November 13, 2009 through January 30, 2010, $35,000 for the period from January 31, 2010 through July 30, 2010, $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At October 31, 2009, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment grants to the Company a waiver of compliance with the fixed charge coverage and leverage ratio requirements for the periods from July 31, 2009 through October 31, 2009. The Fourth Amendment also specifies that the leverage ratio shall not exceed 5.80 to 1.00 from January 31, 2010 through April 29, 2010, 4.75 to 1.00 from April 30, 2010 through July 30, 2010, 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be less than 1.75 to 1.00 from January 31, 2010 through April 29, 2010, 2.25 to 1.00 from April 30, 2010 through July 30, 2010, 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the 3 three month periods ending at each month end date from October 31, 2009 to July 31, 2010.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse change by the lenders.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of October 31, 2009 and October 31, 2008, $529 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at October 31, 2009 and 2008 was $621 and $961, respectively.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Amended Credit Agreement	Other Debt	Total
2010	$—	$880	$880
2011	—	270	270
2012	51,350	—	51,350
2013	—	—	—
2014	—	—	—

Total	$51,350	$1,150	$52,500

At October 31, 2009, total debt was $52,500 and total equity was $95,492, resulting in a capitalization rate of 35.5% debt, 64.5% equity. Current assets were $99,816 and current liabilities were $74,829 resulting in positive working capital of $24,987.

Cash consumed by the net loss was offset by expenses charged to earnings to arrive at net income that do not require a current outlay of cash of $12,250 in fiscal 2009 compared to cash generated of $40,045 in fiscal 2008. The decrease of $27,795 reflects the net loss and less depreciation in fiscal 2009 compared to fiscal 2008.

Working capital changes since October 31, 2008 provided funds of $8,383. During the fiscal 2009, accounts receivable have decreased by $6,402 in connection with the reduced sales volume experienced in fiscal 2009 and inventory decreased by $10,674 since the end of fiscal 2008. Considering the increase in overdraft balances of $2,263, accounts payable, net have increased $6,387.

Capital expenditures in fiscal 2009 were $7,304. Funds from operating activities net of capital expenditures and proceeds of asset sales were used to reduce debt by $18,452 during fiscal 2009.

During fiscal 2009, two large customers—General Motors and Chrysler—of the Company declared bankruptcy. The Company has worked with each customer and resolved the collection of pre-petition accounts receivable. General Motors accounts have been fully resolved and collected. An amount remains uncollected with Chrysler but a loss in collection is not anticipated at this time.

After considering letters of credit $7,665 that the Company has issued, available funds under the Credit Agreement were $20,985 at October 31, 2009. Under the Fourth Amendment of the Credit Agreement, the Company has obtained a waiver of compliance with the financial covenants of the Credit Agreement for the period from July 31, 2009 through October 31, 2009. For fiscal 2010, the Fourth Amendment specifies varying requirements for the financial covenants for varying periods of fiscal 2010 and beyond, as described above. At this time, the Company believes that funds available under the Credit Agreement and cash flow from operations, including the recovery of taxes paid in previous years resulting from the carryback of fiscal 2009 losses, will provide sufficient liquidity to meet its cash requirements through October 31, 2010 and to meet the requirements of the financial covenants of the Credit Agreement, as revised in the Fourth Amendment, during fiscal 2010.

If weak economic conditions were to continue, however, the Company’s financial performance and ability to comply with the financial covenants of the Credit Agreement could be challenged. The ability to meet the financial covenants is driven by the Company’s net income before amortization, depreciation, and other noncash charges; the Company’s capital expenditures; the ability of the Company’s customers to make payments for purchases and the timing of such payments; and the Company’s ability to manage inventory and other working capital items. Interest payments are driven by the Company’s total debt, related fees and interest rates.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry as it did during fiscal 2009. The Company is prepared to align production schedules of the Company’s plants with customers’ schedules, to reduce inventories, to reduce operating expenses in line with production, including work force adjustments, and to reduce capital expenditures to a minimum. All of these efforts are directed toward the goal of meeting its cash requirements until the expiration of the Credit Agreement in July 2012, including capital expenditures, pension obligations and repayments of $1,150 on other debt. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declining borrowed amounts as immediately due and payable.

As of October 31, 2009 the Company has $426 of commitments for capital expenditures and $6,754 of commitments under non-cancelable operating leases. These capital expenditures in 2010 are for the support of current and new business, expected increases in existing business and enhancements of production processes.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Standards

Effective July 1, 2009, the FASB ASC (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2008, several new accounting standards became effective. These new standards are included in the following topics of the FASB ASC: Topic 805, “Business Combinations;” Topic 820, “Fair Value Measurements and Disclosures;” Topic 825, “Financial Instruments;” Topic 810,” Consolidation;” and Topic 815, “Derivatives and Hedging.” Additionally, new accounting standards regarding subsequent events and financial instruments became effective in fiscal 2009, and are included in FASB ASC Topic 855, “Subsequent Events” and Topic 825, “Financial Instruments.” The Company has determined that the changes to the accounting standards in fiscal 2008 and 2009 do not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance related to ASC Topic 715, “Compensation—Retirement Benefits”, the objective being to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within a plan assets. For disclosures about plan assets, the requirements of the guidance is required for fiscal years ending after December 15, 2009.

Effect of Inflation, Deflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on the Company’s financial results for the past three years.

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

The following Financial Statement Schedule for the two years ended October 31, 2009 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	57

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Grant Thornton LLP

Cleveland, Ohio

December 18, 2009

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	October 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$127	$2,210
Accounts receivable, net	65,008	69,931
Related party accounts receivable	1,295	2,774
Income tax receivable	6,546	2,272
Inventories, net	23,538	34,212
Deferred income taxes	2,124	4,893
Prepaid expenses	1,178	942

Total current assets	99,816	117,234

Property, plant and equipment, net	151,798	175,555
Other assets	817	823

Total assets	$252,431	$293,612

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$880	$731
Accounts payable	60,301	53,914
Other accrued expenses	13,648	22,411

Total current liabilities	74,829	77,056

Long-term debt	51,620	70,221
Deferred income taxes	1,093	9,915
Long-term benefit liabilities	27,808	13,560
Other liabilities	1,589	2,389

Total liabilities	156,939	173,141

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,502,929 and 16,355,867 shares issued and outstanding at October 31, 2009 and 2008, respectively	165	164
Paid-in capital	61,344	60,470
Retained earnings	58,619	76,403
Accumulated other comprehensive loss:
Pension related liability, net	(24,636)	(16,566)

Total stockholders’ equity	95,492	120,471

Total liabilities and stockholders’ equity	$252,431	$293,612

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Years Ended October 31,
	2009	2008
Revenues	$269,381	$507,940
Cost of sales	274,514	463,650

Gross profit (loss)	(5,133)	44,290
Selling, general and administrative expenses	16,429	26,924
Asset impairment charges, net	714	496
Restructuring charges	906	—

Operating income (loss)	(23,182)	16,870
Interest expense	3,320	4,542
Interest income	29	52
Other income (expense)	(5)	(127)

Income (loss) before income taxes	(26,478)	12,253
Provision (benefit) for income taxes	(8,694)	5,436

Net income (loss)	$(17,784)	$6,817

Earnings (loss) per share:
Basic earnings (loss) per share	$(1.09)	$0.42

Weighted average number of common shares	16,375	16,356

Diluted earnings (loss) per share	$(1.09)	$0.41

Weighted average number of common shares	16,375	16,477

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,784)	$6,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,491	32,767
Amortization of deferred financing costs	507	561
Asset impairment charges, net	714	496
Deferred income taxes	(1,299)	(1,161)
Stock-based compensation expense	625	512
Loss (Gain) on sale of assets	(4)	53
Changes in operating assets and liabilities:
Accounts receivable	6,402	27,418
Inventories	10,674	(1,867)
Prepaids and other assets	(250)	87
Payables and other liabilities	(4,169)	(15,549)
Income taxes receivable	(4,274)	(4,242)

Net cash provided by operating activities	20,633	45,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,304)	(8,704)
Proceeds from sale of assets	1,014	440

Net cash used in investing activities	(6,290)	(8,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	764	871
Repayments of short-term borrowings	(613)	(977)
Payment of capital lease	(2)	(80)
Increase (decrease) in overdraft balances	2,263	(13,544)
Proceeds from long-term borrowings	13,239	93,400
Repayments of long-term borrowings	(31,840)	(98,236)
Payment of dividends	—	(16,356)
Proceeds from exercise of stock options	250	5
Capital contribution	—	162
Payment of deferred financing costs	(487)	(794)

Net cash used in financing activities	(16,426)	(35,549)

Net increase (decrease) in cash and cash equivalents	(2,083)	2,079
Cash and cash equivalents at beginning of year	2,210	131

Cash and cash equivalents at end of year	$127	$2,210

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
November 1, 2007	$164	$59,791	$87,469	$(12,161)	$135,263
Net income	—	—	6,817	—	6,817
Pension liability, net of tax benefit of $2,415	—	—	—	(4,405)	(4,405)

Comprehensive income	—	—	—	—	2,412
Adjustment recognized upon adoption of change in accounting for uncertain income tax positions, net of tax benefit of $582	—	—	(1,527)	—	(1,527)
Exercise of stock options	—	5	—	—	5
Stock options compensation cost	—	512	—	—	512
Related party transactions with MTD Consumer Group Inc.	—	162	—	—	162
Cash dividend, $1.00 per share	—	—	(16,356)	—	(16,356)

October 31, 2008	$164	$60,470	$76,403	$(16,566)	$120,471
Net loss	—	—	(17,784)	—	(17,784)
Pension liability, net of tax benefit of $4,754	—	—	—	(8,070)	(8,070)

Comprehensive income	—	—	—	—	(25,854)
Exercise of stock options	1	249	—	—	250
Stock options compensation cost	—	625	—	—	625

October 31, 2009	$165	$61,344	$58,619	$(24,636)	$95,492

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

The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fourteen wholly-owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee and Mexico.

More than 50% of the Company’s publicly traded shares of Common Stock are owned by MTD Holdings Inc and the MTD Products Inc Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products, making MTD a related party of the Company.

The Company has evaluated events that occurred after October 31, 2009 but prior to December 18, 2009, the date the financial statements were issued for events that would require recognition or disclosure in the consolidated financial statements of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue both for sales from toll processing and sales of products made with Company owned steel when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues are recognized in the period when management believes that such amounts become probable, based on management’s estimates.

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

Employee Benefit Plans

The Company accrues the cost of defined benefit pension plans, in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards codification (“ASC”) Topic 715 “Compensation—Retirement Benefits”. The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 86 employees.

Stock-Based Compensation

For the Company, FASB ASC Topic 718 “Compensation—Stock Compensation” affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.

Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” the Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and, to a lesser extent because of inherent uncertainty, the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could cause an impairment include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable or the useful life has changed.

Comprehensive Income

Comprehensive income is defined as net income (loss) and changes in stockholder’s equity from non-owner sources which, for the Company in the periods presented, consists of pension related liability adjustments.

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2009	2008
Cash paid (refunded) for:
Interest	$3,261	$3,969
Income taxes, net of refunds	$(2,496)	$10,644

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

As of October 31, 2009, the Company had approximately 1,086 employees. A total of approximately 185 employees at two of the Company’s subsidiaries are covered by two collective bargaining agreements that are due to expire in June 2011 and November 2012.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations. As of October 31, 2009 and 2008, there were no foreign currency forward exchange contracts outstanding.

Guarantees

The Company has certain indemnification clauses within its credit facility and certain lease agreements that are considered to be guarantees within the scope of FASB ASC Topic 460 “Guarantees”. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. Additionally, the Company’s exposure to warranty-related obligations is not material.

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

Other New Accounting Standards

Effective July 1, 2009, the FASB ASC (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2008, several new accounting standards became effective. These new standards are included in the following topics of the FASB ASC: Topic 805, “Business Combinations;” Topic 820, “Fair Value Measurements and Disclosures;” Topic 825, “Financial Instruments;” Topic 810,” Consolidation;” and Topic 815, “Derivatives and Hedging.” Additionally, new accounting standards regarding subsequent events and financial instruments became effective in fiscal 2009, and are included in FASB ASC Topic 855, “Subsequent Events” and Topic 825, “Financial Instruments.” The Company has determined that the changes to the accounting standards in fiscal 2008 and 2009 do not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance related to ASC Topic 715, “Compensation—Retirement Benefits,” the objective being to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within a plan assets. For disclosures about plan assets, the requirements of the guidance is required for fiscal years ending after December 15, 2009.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Asset Impairment and Restructuring Charges

In March 2009, management presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Board approved the plan. The Company therefore completed its plan to relocate certain machinery and equipment to another of the Company’s plants to service business that will continue and to close operations at Liverpool. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The estimated fair value of the assets was zero because the assets (i) were worn machinery and equipment for which the Company had no further use and (ii) have a limited-use and limited value in a used equipment market. The Company also recorded a restructuring charge of $906 based on a negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of the Liverpool Manufacturing employees. Recoveries of previously impaired assets from the sale of equipment of the Cleveland Stamping facility in fiscal 2009 of $930 resulted in a net impairment charge of $714 for fiscal 2009.

During the second quarter of fiscal 2008, the Company recorded an asset impairment charge of $927 related to equipment that was dedicated to a customer program that concluded production. Partially offsetting this charge was a recovery of $431 of previously impaired Cleveland Stamping facility assets that were sold during fiscal 2008 for a net asset impairment of $496 for fiscal 2008.

A summary of the charges included in the accompanying consolidated statements of operations for fiscal 2009 and 2008, is below.

	2009	2008
Asset impairment	$714	$496

Restructuring—Severance and benefits	$580	$—
Restructuring—Pension curtailment	326	—

	$906	$—

An analysis of restructuring charges and related reserves of the Company for fiscal 2009 and 2008 is as follows:

	Restructuring Reserves at October 31, 2008	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2009
Restructuring—Severance and benefits	$—	$580	$(580)	$—

	Restructuring Reserves at October 31, 2007	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2008
Restructuring—Severance and benefits	$251	$—	$(251)	$—

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $729 and $782 at October 31, 2009 and 2008, respectively. The Company recognized net bad debt expense of $374 and $178 during fiscal 2009 and 2008, respectively, in the consolidated statements of operations.

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 4—Inventories

	October 31,
	2009	2008
Inventories consist of the following:
Raw materials	$8,746	$15,597
Work-in-process	5,696	6,586
Finished goods	6,393	8,939

Total material	20,835	31,122
Tooling	2,703	3,090

Total inventory	$23,538	$34,212

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,385 and $2,267 at October 31, 2009 and 2008, respectively.

Note 5—Other Assets

	October 31,
	2009	2008
Other assets consist of the following:
Deferred financing costs	$736	$756
Other	81	67

Total	$817	$823

Deferred financing costs are amortized over the term of the debt. During fiscal 2009 and 2008, amortization of these costs amounted to $507 and $561, respectively. Accumulated amortization was $578 and $68 as of October 31, 2009 and 2008, respectively. The Company recorded additional amortization of deferred financing costs as a result of entering into a new credit agreement on August 1, 2008 in the amount of $276 in fiscal 2008. Subsequently, in July 2009, the Company recorded additional amortization of prior deferred financing costs of $259 as a result of entering into the Third Amendment of the Credit Agreement and capitalized $487 of the new costs incurred in conjunction with the completion of the Third Amendment.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2009	2008
Land	$8,635	$8,644
Buildings and improvements	102,330	102,598
Machinery and equipment	339,473	336,572
Furniture and fixtures	10,359	10,420
Construction in progress	6,174	7,044

Total, at cost	466,971	465,278
Less: Accumulated depreciation	315,173	289,723

Property, plant and equipment, net	$151,798	$175,555

Depreciation expense was $29,491 and $32,767 in fiscal 2009 and 2008, respectively.

During the years ended October 31, 2009 and 2008, interest capitalized as part of property, plant and equipment was $254 and $193, respectively. The Company had unpaid capital expenditures of approximately $154 and $775 at October 31, 2009 and 2008, respectively and such amounts are included in accounts payable at those dates and excluded from capital expenditures in the accompanying consolidated statements of cash flows for the 2009 and 2008 fiscal years. The Company has commitments for capital expenditures of $426 at October 31, 2009 that will be incurred in 2010.

Note 7—Financing Arrangements

Debt consists of the following:

	October 31,
	2009	2008
Credit Agreement—interest at 7.02% and 5.00% at October 31, 2009 and 2008, respectively	$51,350	$69,600
Insurance broker financing agreement	529	389
State of Ohio promissory note	621	961
Capital lease debt	—	2

Total debt	52,500	70,952
Less: Current debt	880	731

Total long-term debt	$51,620	$70,221

The weighted average interest rate of all debt was 4.55% and 5.01% for fiscal years 2009 and 2008, respectively.

On August 1, 2008, the Company entered into a credit agreement with a syndicate of lenders with National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The initial agreement provided the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The Credit Agreement also established limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory minus accounts payable plus an amount of $40,000 for the period from the effective date of November 13, 2009 through January 30, 2010, $35,000 for the period from January 31, 2010 through July 30, 2010, $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At October 31, 2009, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment grants to the Company a waiver of the violations for compliance with the fixed charge coverage and leverage ratio requirements which existed for the periods from July 31, 2009 through October 31, 2009. The Fourth Amendment also specifies that the leverage ratio shall not exceed 5.80 to 1.00 from January 31, 2010 through April 29, 2010, 4.75 to 1.00 from April 30, 2010 through July 30, 2010, 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be less than 1.75 to 1.00 from January 31, 2010 through April 29, 2010, 2.25 to 1.00 from April 30, 2010 through July 30, 2010, 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the 3 three month periods ending at each month end date from October 31, 2009 to July 31, 2010.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined, of 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse change by the lenders.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of October 31, 2009 and October 31, 2008, $529 and $389, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at October 31, 2009 and 2008 was $621 and $961, respectively.

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Amended Credit Agreement	Other Debt	Total
2010	$—	$880	$880
2011	—	270	270
2012	51,350	—	51,350
2013	—	—	—
2014	—	—	—

Total	$51,350	$1,150	$52,500

After considering letters of credit of $7,665 that the Company has issued, available funds under the Credit Agreement were $20,985 at October 31, 2009. Outstanding letters of credit include one letter in the amount of $5,250 that serves as security for a surety bond of a jury award in a legal matter originally decided against the Company. Upon appeal, the jury’s decision was overturned. As a result, the Company requested the bond be cancelled. The cancellation was not finalized at year end. If the cancellation had occurred, letters of credit would have been $2,415.

Note 8—Operating Leases

The Company leases material handling, manufacturing and office equipment under operating leases with terms that ranged from three to ten years at inception. The leases do not include step rent provisions, escalation clauses, capital improvement funding or other lease concessions that qualify the leases as a contingent rental. Also, the leases do not include a variable related to a published index. The Company’s operating leases are charged to expense over the lease term, on a straight-line basis.

The longest lease term of the Company’s current leases extends to November 2013. Rent expense under operating leases for fiscal years 2009 and 2008 was $3,142 and $3,565, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2009:

2010	$2,419
2011	2,191
2012	2,072
2013	72
2014	0
2015	0

Note 9—Employee Benefit Plans

The Company maintains pension plans covering its employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 86 employees and their dependents. The measurement date for the Company’s employee benefit plans coincides with its fiscal year end, October 31.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2007, the Company adopted the recognition and disclosure provisions of the FASB ASC Topic 715, “Compensation—Retirement Benefits”. FASB ASC Topic 715 required the Company to recognize the funded status of its defined benefit pension and postretirement benefit plans in the October 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FASB ASC Topic 715 , all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income.

Obligations and Funded Status

At October 31

	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$(52,457)	$(66,878)	$(484)	$(880)
Service cost	(331)	(542)	(5)	(6)
Interest cost	(4,069)	(3,924)	(37)	(51)
Amendments and settlements	267	2,594	68	—
Actuarial gain (loss)	(14,852)	14,037	(316)	322
Benefits paid	3,208	2,256	97	131

Benefit obligation at end of year	(68,234)	(52,457)	(677)	(484)
Change in plan assets:
Fair value of plan assets at beginning of year	39,044	61,618	—	—
Actual return on plan assets	3,194	(18,188)	—	—
Employer contributions	270	464	97	131
Benefits paid	(3,208)	(2,256)	(97)	(131)
Effect of settlement	—	(2,594)	—	—

Fair value of plan assets at end of year	39,300	39,044	—	—

Funded status, benefit obligations in excess of plan assets	$(28,934)	$(13,413)	$(677)	$(484)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Other accrued expenses	$(1,716)	$(302)	$(87)	$(35)
Long-term benefit liabilities	(27,218)	(13,111)	(590)	(449)

Total	$(28,934)	$(13,413)	$(677)	$(484)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Service cost	$331	$542	$5	$6
Interest cost	4,069	3,924	37	51
Expected return on plan assets	(2,777)	(4,461)	—	—
Amortization of prior service cost	73	90	(173)	(173)
Amortization of transition loss	7	18	—	—
Plan curtailments	325	696	—	—
Amortization of net actuarial loss	1,200	644	162	194

Net periodic benefit cost	$3,228	$1,453	$31	$78

Pension expense in fiscal 2009 has increased as a result of two factors: the decline in return of plan assets as a result of the 2008 and 2009 investment activity and increased amortization of actuarial losses. Expense for fiscal 2009 also includes the curtailment of the retirement plan of Liverpool Manufacturing employees, See Note 2 for a discussion of the closure of the Liverpool plant.

The Company expects to recognize in the consolidated statement of operations the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2010:

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,262	$61
Amortization of prior service cost	55	—

The Company has recognized the following pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Net actuarial loss	$37,473	$24,504	$656	$2,286
Transition loss	—	6	—	—
Prior service cost	364	762	—	(1,889)

Accumulated other comprehensive income	$37,837	$25,272	$656	$397

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Increase (decrease) in minimum liability included in other comprehensive income	$(12,565)	$(7,163)	$(259)	$343

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Discount rate	5.75%	8.00%	5.75%	8.00%
Rate of compensation increase	—	4.50%	—	—

Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Discount rate	8.00%	6.00%	8.00%	6.00%
Expected long-term return on plan assets	7.25-7.50%	7.25-7.50%	—	—
Rate of compensation increase	—	4.50%	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2009, the assumptions used to determine net periodic benefit costs were established at October 31, 2008, while the assumptions used to determine the benefit obligations were established at October 31, 2009. The Company formerly used the Moody’s Aa Corporate bonds with maturities of at least twenty years as a benchmark when determining the discount rate. However, in fiscal 2008, the Company determined the discount rate by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plans using the Citigroup Pension Discount Curve. This concept of matching the duration of cash flow of benefit payments with the discount rate is recommended by the FASB ASC Topic 715, “Compensation—Retirement Benefits”. At October 31, 2008, the resulting discount rate based on the Citigroup Pension Discount Curve was 8% compared to a Moody’s Aa Corporate bond rate of 7%. As a result, a discount rate of 8% was used to measure pension benefit obligations at October 31, 2008 and pension expense for fiscal 2009. The effect of a higher discount rate was to reduce the benefit obligation by $5,700 at October 31, 2008 and to reduce pension expense by $300 for fiscal 2009.

At October 31, 2009 the Citigroup Index had decreased to 5.75% because of current market conditions and that rate became the discount rate for fiscal 2009 year end pension obligation measurements. The lower discount rate has resulted in the increased pension benefit obligation at October 31, 2009 compared to the previous year end.

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

Assumed health care trend rates at October 31	2009	2008
Health care cost trend rate assumed for next year	6.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company’s trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2009:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on post retirement obligation	$35	$(31)

Plan Assets

The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company’s pension plan weighted-average asset allocations at October 31, 2009 and 2008, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2009	2008
Asset Category
Equity securities	0-70%	65%	60%
Debt securities	0-70%	29%	30%
Real estate	0-10%	6%	10%

Total		100%	100%

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

Cash Flows

Contributions

The Company expects to contribute $1,716 to its pension plans in fiscal 2010, compared to $302 funded in fiscal 2009. Investment performance in late fiscal 2008 resulted in reduced values of the plans’ investments. As a result, pension expense for fiscal 2010 is expected to increase as a result of amortization of deferred investment losses. Funding of pension obligations will also increase for plan year 2010 as a result of a lower ratio of plan assets to plan liabilities as of October 31, 2008.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2010	$4,220	$87
2011	3,370	87
2012	3,710	71
2013	3,590	76
2014	3,850	76
2015-2019	22,270	305

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees’ contributions up to a stated percentage, subject to statutory limitations. During fiscal 2007, the Company began automatically enrolling new employees in the defined contribution plan as well as automatically increasing employee contributions by 1% annually, unless the employee opts out of the enrollment or contribution increases. Additionally, the Company increased the match of employee contributions to 100% of the first 3% of employee deferrals, and to contribute an additional 50% of deferrals of 4-5% of employee contributions. For fiscal 2009, the Company has temporarily suspended the match of employee contributions in recognition of the current economic conditions affecting the automotive industry and the Company. The Company may make a discretionary profit sharing contribution on an annual basis in future periods. The Company recorded expense of $0 and $1,603 during fiscal years 2009 and 2008, respectively, for its defined contribution plans.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2009 and 2008, 777 and 193, stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2009	2008
	(Amounts in thousands, except per share data)
Net income (loss) available to common stockholders	$(17,784)	$6,817

Basic weighted average shares	16,375	16,356
Effect of dilutive securities:
Stock options	—	121

Diluted weighted average shares	16,375	16,477

Basic earnings (loss) per share	$(1.09)	$0.42

Diluted earnings (loss) per share	$(1.09)	$0.41

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Stock Options and Incentive Compensation

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (as amended and restated December 12, 2002) (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 1,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. An individual award is limited to 500,000 shares in a five-year period.

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at November 1, 2007	360,242	$8.85
Granted	20,000	$8.83
Exercised	(1,168)	$4.67
Canceled	(43,340)	$13.33

Outstanding at October 31, 2008	335,734	$8.29
Granted	657,900	$3.78
Exercised	(147,062)	$1.70
Canceled	(69,767)	$6.51

Outstanding at October 31, 2009	776,805	$5.88

There were 113,005 options exercisable as of October 31, 2009 with a weighted average exercise price of $13.47. At October 31, 2009 options outstanding had an intrinsic value of $659 and options exercisable had an intrinsic value $2. Options that have an exercise price greater than the market price on October 31, 2009 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2009 and 2008 was $368 and $6, respectively.

The following table provides additional information regarding options outstanding as of October 31, 2009:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life
$3.75	3,001	$3.75	3,001	1.10
$8.96	7,004	$8.96	7,004	4.99
$13.06	23,000	$13.06	23,000	5.99
$14.74	112,000	$14.74	74,667	7.29
$8.83	16,000	$8.83	5,333	8.32
$2.11	252,100	$2.11	0	9.12
$2.33	25,000	$2.33	0	4.12
$5.30	310,917	$5.30	0	9.78
$5.83	27,783	$5.83	0	4.78

Totals	776,805		113,005

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal years ended October 31, 2009 and 2008, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing pretax income by $625 and $512, respectively. The impact on earnings per share for the fiscal years ended October 31, 2009 and 2008 was a reduction of $.03 and $.02 per share, respectively, basic and diluted. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2009 and 2008 is a total of $1,429 and $603, respectively, which will be recognized over the next three fiscal years.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal years 2009 and 2008:

	2009	2008
Risk-free interest	2.70%	3.22%
Dividend yield	0.00%	0.00%
Volatility factor—market	85.81%	62.79%
Expected life of options—years	5.9	6.0

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2009 and 2008 were $2.78 and $5.28 per share, respectively.

Executive Incentive Bonus Plans

The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President and Chief Technology Officer, the Vice President of Manufacturing Operations and the Vice President of Sales and Business Development incentives for superior performance. The Management Plan, which was approved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. For fiscal 2008 the Compensation Committee established performance goals based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and return on invested capital (“ROIC”), entitling these executives to be paid a bonus based upon varying percentages of their respective base salaries and the level of achievement of EBITDA and ROIC in relation to the target established by the Compensation Committee. Because of the economic conditions that are affecting the automotive industry at this time, a cash bonus for the executives who are members of the Management Plan was waived in fiscal 2008 and not earned in fiscal 2009.

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

In fiscal 2008, recognizing the economic conditions that are affecting the automotive industry at this time, the cash bonus earned was reduced to an approved payout of $295 to the eligible employees of the Bonus Plan. A cash bonus was not earned in fiscal 2009.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2009	2008
Domestic	$(23,868)	$14,249
Foreign	(2,610)	(1,996)

Total	$(26,478)	$12,253

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2009	2008
Current:
Federal	$(7,525)	$5,759
State and local	(46)	655
Foreign	143	182

Total current	(7,428)	6,596
Deferred:
Federal	(1,115)	(1,177)
State and local	(131)	45
Foreign	(20)	(28)

Total deferred	(1,266)	(1,160)

	$(8,694)	$5,436

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2009	2008
Deferred tax assets:
Accrued workers’ compensation	$583	$1,164
Bad debt reserves	232	127
Inventory reserves	686	830
State income credits and loss carryforwards	1,124	1,087
Accrued vacation reserves	442	359
Post retirement benefits	243	171
Pension obligations	10,025	4,633
Foreign net operating loss	2,480	1,354
Personal property taxes	219	1,214
Litigation reserve	20	800
Tax credits in foreign countries	1,011	1,037
Other reserves	1,297	1,905
Goodwill amortization	340	508

	18,702	15,189
Less: Valuation allowance	(4,705)	(3,492)

Total deferred tax assets	13,997	11,697
Deferred tax liabilities:
Fixed assets	(12,539)	(16,374)
Prepaid expenses	(427)	(345)

Net deferred tax asset/(liability)	$1,031	$(5,022)

Change in net deferred tax asset/(liability):
Provision for deferred taxes	$1,266	$1,160
Other	33	583
Components of other comprehensive income:
Pension and post retirement benefits	4,754	2,415

Total change in net deferred tax asset/(liability)	$6,053	$4,158

The Company adopted the provisions of the FASB ASC Topic 740, “Income Taxes”, on November 1, 2007, with respect to uncertain income tax positions. Previously, the Company had accounted for tax contingencies in accordance with FASB ASC Topic 450, “Contingencies”. As required by FASB ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FASB ASC Topic 740 to all income tax positions for which the statute of limitations remained open. As a result of the implementation of FASB ASC Topic 740, the Company recognized a net increase of approximately $1,527 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the November 1, 2007, balance of retained earnings.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activities and balances of unrecognized tax benefits for 2009 and 2008 are summarized below:

	Years Ended October 31,
	2009	2008
Balance at beginning of year	$1,470	1,412
Additions based on tax positions related to the current year	—	150
Reductions based on tax positions related to the current year	(19)	—
Additions for tax positions of prior years	9	2
Reductions for tax positions of prior years	(253)	(2)
Reductions as result of lapse of applicable statute of limitations	(131)	(92)
Settlements	(250)	—

Balance at end of year	$826	$1,470

The beginning and ending balances for 2008 were adjusted from amounts reported in the prior year by ($976) and ($1,063) respectively to exclude interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $537 at October 31, 2009 and $1,043 at October 31, 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $299 of benefit in 2009 and $87 of expense in 2008 for interest and penalties. The Company had accrued $764 at October 31, 2009 and $1,063 at October 31, 2008, for the payment of interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending before November 1, 2006 and no longer subject to non-U.S. income tax examinations for calendar years ending before December 31, 2004.

The Company recently concluded an examination with the Internal Revenue Service for fiscal year ended October 31, 2006. The Company recorded an increase in tax expense of $189 as a result of the audit. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

During October 2007, the Mexican Congress passed the Initiative to Amend the Tax Coordination Law and Income Tax Law. Effective January 1, 2008, a flat tax supplements the regular income tax. In conjunction with this law change, a deferred tax asset for Mexican tax credits in the amount of $1,037 was recorded as of October 31, 2008. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that the tax credits will not be fully realized. Therefore, a valuation allowance in the amount of $1,037 was recorded in fiscal 2008. The comparable amount in fiscal 2009 was $1,011, a decrease of $26.

A valuation allowance of approximately $4,705 remains at October 31, 2009 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2008 was $3,492. The net increase in the valuation allowance of $1,213 relates to a decrease of $26 for flat tax credits associated with foreign jurisdictions, a $1,336 increase related to other foreign deferred tax assets and a decrease of $97 related to state and city operating loss carryforwards.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses both negative and positive evidence when measuring the need for a valuation allowance. A valuation allowance has been established by the Company due to the uncertainty of realizing certain loss carryforwards and tax credits in Mexico and loss carryforwards in various state jurisdictions in the United States. The Company believes the remaining deferred tax assets will be realizable based on future reversals of existing taxable temporary differences which would generate ordinary income in the U.S. and available tax planning strategies which would be implemented to recognize the deferred tax assets. The Company intends to maintain the valuation allowance against certain deferred tax assets until such time that sufficient positive evidence exists to support realization of the deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2009	2008
Federal income tax at statutory rate	(35.0)%	35.0%
State and local income taxes, net of federal benefit	(0.6)	3.8
Valuation allowance change	5.4	1.2
Net operating loss benefit and reversal of contingencies	0.3	0.4
Domestic production activities deduction	0.8	(3.1)
Domestic tax credits	(0.3)	(0.8)
Foreign operations	(2.1)	2.6
Stock option expense	0.7	1.3
Tax credits in foreign countries	0.1	1.8
Adjustment of uncertain tax positions	(2.9)	1.2
Other	0.8	1.0

Effective income tax rate	(32.8)%	44.4%

At October 31, 2009, the Company had foreign operating loss carryforward benefits of approximately $2,480 with a full valuation allowance which will expire between 2016 and 2019. At October 31, 2008, the Company had foreign operating loss carryforward benefits of approximately $1,354 with a full valuation allowance. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2009 and 2008, the Company had state and local net operating loss carryforward benefits of $883 and $982 with a full valuation allowance which will expire between 2010 and 2029. Additionally, the Company has state tax credit carryforward benefits of $148 as of October 31, 2009 and 2008 that will expire in 2029.

The Company paid income taxes, net of refunds, of $(2,496) and $10,644 in 2009 and 2008, respectively. In fiscal year 2009, the Company’s income tax receivable increased by $4,274. The Company is expecting a $6,546 refund when the taxable loss from October 31, 2009 is carried back to reduce taxable income from prior years. The tax receivable at October 31, 2008 was received in fiscal 2009. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2009, there were no undistributed foreign subsidiary earnings.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Related Party Transactions

The Company had sales to MTD Products Inc and its affiliates of $9,990 and $25,382 for fiscal years 2009 and 2008, respectively. At October 31, 2009 and 2008, the Company had receivable balances of $1,295 and $2,774, respectively, due from MTD Products Inc and its affiliates, and payable balances of $0 and $5, respectively, due to MTD Products Inc and its affiliates.

In October 2008, the Company sold machinery to MTD Consumer Group Inc. As a result of the sales, gains of $162 were recorded to equity to capture the difference between the sale price and the net book value of the machinery.

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

Revenues from the Company’s Mexican subsidiary were $9,575 and $16,342 for fiscal 2009 and 2008, respectively. These revenues represent 4% and 3% of total revenues for fiscal years 2009 and 2008, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $16,876 and $17,156 at October 31, 2009 and 2008, respectively. The Company’s Mexican subsidiary incurred foreign currency transaction losses of $112 in fiscal 2009 and $116 in fiscal 2008. The consolidated long-lived assets of the Company totaled $152,615 and $176,378 at October 31, 2009 and 2008, respectively.

The Company derived greater than 10% of its revenues from General Motors in fiscal 2009 and 2008 with $108,025 and $197,882 in revenues, respectively. At October 31, 2009 and 2008, General Motors accounted for 41.9% and 49.1% of the Company’s accounts receivable.

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2009	2008
Complex stampings and modular assemblies	$89,795	$171,232
Engineered welded blanks	116,734	186,420
Blanking	46,388	90,550
Tools, dies, steel processing, scrap, and other	16,464	59,738

Total	$269,381	$507,940

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Results of Operations (Unaudited)

October 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$63,022	$62,239	$43,132	$100,988
Gross profit	(4,255)	(1,142)	(4,868)	5,132
Operating income(loss)	(8,322)	(8,538)	(6,420)	98
Net income(loss)	(6,134)	(6,232)	(5,055)	(363)
Net loss per share basic	(.38)	(.38)	(.31)	(.02)
Net loss per share diluted	(.38)	(.38)	(.31)	(.02)
Weighted average number of shares:
Basic	16,356	16,356	16,356	16,431
Diluted	16,356	16,356	16,356	16,431

October 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$134,894	$130,648	$124,229	$118,169
Gross profit	10,755	12,248	12,780	8,507
Operating income	3,834	4,734	5,911	2,391
Net income	1,583	2,008	2,938	288
Net income per share basic	.10	.12	.18	.02
Net income per share diluted	.10	.12	.18	.01
Weighted average number of shares:
Basic	16,355	16,356	16,356	16,356
Diluted	16,477	16,480	16,479	16,470

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. During the fourth quarter of fiscal 2009 and 2008, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded net favorable adjustments of $82 and $825, net of tax, in the fourth quarter of fiscal 2009 and 2008. For fiscal 2009 and 2008, these adjustments were normal recurring adjustments of accrued estimates and adjustments related to sales discounts, worker’s compensation, medical insurance, pension, professional fees, contingencies and incentive compensation. In the fourth quarter of fiscal 2008, the adjustments included the reversal of an accrual after settlement of a legal matter against the Company. The Company recorded a benefit of $1,456, pre-tax, as discussed in Note 16. With the exception of the legal mater, none of the adjustments were individually material in relation to the net income of each fiscal year.

During the fourth quarter period of fiscal 2008, the Company prepared its financial plan for fiscal year 2009 and in the process of that planning, the Company began to prepare its response to the declining car builds forecast for fiscal 2009 that would result in a decline in sales of the Company. That response included the freezing and reduction of wages of all personnel, suspension of the Company’s matching contribution for the 401-K plan, strict control of manpower planning in order to adjust the manpower levels to that which the forecast sales level could support and control of all variable spending. To preserve cash for capital spending, all projects were carefully limited to only essential requirements. The Company is continuing these same initiatives as fiscal 2010 begins.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. The Company presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal year 2006 and has provided interest since the initial accrual, resulting in a balance of approximately $2,772 for this matter. The Company has agreed to payment terms with the State of Ohio that provide for a payment of $924 in June 2009 and two future payments of $924 in November 2009 and February 2010.

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

During the second quarter of fiscal 2007, a jury verdict was entered against Shiloh Industries, Inc., VCS Properties, LLC, Shiloh Corporation, and Sectional Stamping, Inc. in the United States District Court in Akron, Ohio following a jury trial in a claim by the bankruptcy estate of Valley City Steel, LLC relating to the Company’s sale of certain assets in 2001 (the “Valley City Steel Litigation”). Valley City Steel, LLC claimed that the sale of certain assets to Valley City Steel, LLC, in connection with the creation of the joint venture in which the Company was a minority shareholder, amounted to a constructive fraudulent conveyance under Ohio law. The plaintiff also alleged that certain amounts were due and owing on account to Valley City Steel, LLC. The jury rendered a verdict on the constructive fraudulent conveyance claims of approximately $1,693 against Shiloh Industries, Inc., approximately $1,693 against VCS Properties, LLC and approximately $1,292 against Shiloh Corporation. The jury also held that Sectional Stamping, Inc. owed the bankruptcy estate of Valley City Steel, LLC approximately $261 on account. Shiloh Industries, Inc., VCS Properties, LLC and Shiloh Corporation believed that the verdicts relating to the constructive fraudulent conveyance claims were contrary to the facts and the law and filed post-trial motions including a motion for a new trial and other relief that were denied. The Company believed that there were valid grounds to reverse the final judgments relating to the constructive fraudulent conveyance claims on appeal and the Company appealed this matter to the Sixth Circuit Court of Appeals. However, since there could be no assurance that the appeal would be successful, the Company provided a reserve of $2,070 for this matter in the second quarter of fiscal 2007. On July 1, 2009, the Sixth Circuit Court of Appeals overturned the jury’s verdict. The plaintiff moved to seek a rehearing before the Sixth Circuit Court of Appeals and the request for rehearing was denied. Based upon management’s estimate of the probable outcome of this matter, the Company has reversed this reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general, and administrative expense ($2,070) and to interest expense ($266) in the accompanying condensed consolidated statements of operations for the fiscal year ended October 31, 2009.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the matters discussed above, the Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims, other than those matters discussed above, would not materially affect its financial condition, results of operations or cash flow.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer.

Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Shiloh Industries, Inc. and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The internal control system of the Company was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, the Company assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on the evaluation of internal control over financial reporting management has concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2009.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	776,805	$5.88	10,913
Equity compensation plans not approved by security holders	—	—	—

Total	776,805	$5.88	10,913

For additional information regarding the Company’s equity compensation plans, refer to the discussion in Note 11 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountant thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2009	$782	$777	$830	$729
Year ended October 31, 2008	$685	$479	$382	$782
Valuation allowance for deferred tax assets
Year ended October 31, 2009	$3,492	$1,353	$140	$4,705
Year ended October 31, 2008	$3,335	$499	$342	$3,492

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

Date: December 18, 2009

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ KEVIN BAGBY
Kevin Bagby
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/S/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2009

/S/ KEVIN BAGBY Kevin Bagby	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	December 18, 2009

* Curtis E. Moll	Chairman and Director	December 18, 2009

* Cloyd Abruzzo	Director	December 18, 2009

* George G. Goodrich	Director	December 18, 2009

* David J. Hessler	Director	December 18, 2009

* Gary A. Oatey	Director	December 18, 2009

* John J. Tanis	Director	December 18, 2009

* Dieter Kaesgen	Director	December 18, 2009

* Robert J. King, Jr.	Director	December 18, 2009

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ KEVIN BAGBY
Kevin Bagby, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

10.4*

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
10.9

Credit and Security Agreement, dated August 1, 2008, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2008 (Commission File No. 0-21964).

10.11

Credit and Security Agreement Second Amendment, dated April 27, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2009 (Commission File No. 0-21964).

10.12

Credit and Security Agreement Third Amendment, dated June 30, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2009 (Commission File No. 0-21964).

10.13

Credit and Security Agreement Fourth Amendment, dated August 13, 2009, among Shiloh Industries, Inc., the other loan parties thereto, PNC Bank National Association, successor to National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2009 (Commission File No. 0-21964).

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