Form 10-Q
period 2010-01-31
SHILOH INDUSTRIES INC
filed 2010-02-24
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Number of shares of Common Stock outstanding as of February 17, 2010 was 16,508,196.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	January 31, 2010	October 31, 2009
ASSETS
Cash and cash equivalents	$464	$127
Accounts receivable, net of allowance for doubtful accounts of $675 and $729 at January 31, 2010 and October 31, 2009, respectively	56,906	65,008
Related-party accounts receivable	2,889	1,295
Income tax receivable	7,091	6,546
Inventories, net	23,076	23,538
Deferred income taxes	2,124	2,124
Prepaid expenses	2,387	1,178

Total current assets	94,937	99,816

Property, plant and equipment, net	145,646	151,798
Other assets	1,599	817

Total assets	$242,182	$252,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$657	$880
Accounts payable	49,693	60,301
Other accrued expenses	11,580	13,648

Total current liabilities	61,930	74,829

Long-term debt	53,231	51,620
Deferred income taxes	1,362	1,093
Long-term benefit liabilities	28,791	27,808
Other liabilities	1,682	1,589

Total liabilities	146,996	156,939

Commitments and contingencies
Stockholders’ equity:
Common stock, 16,508,196 and 16,502,929 shares issued and outstanding at January 31, 2010 and October 31, 2009, respectively	165	165
Paid-in capital	61,672	61,344
Retained earnings	58,084	58,619
Accumulated other comprehensive loss	(24,735)	(24,636)

Total stockholders’ equity	95,186	95,492

Total liabilities and stockholders’ equity	$242,182	$252,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2010	2009
Revenues	$97,891	$63,022
Cost of sales	92,860	67,277

Gross profit	5,031	(4,255)
Selling, general and administrative expenses	4,598	4,986
Asset impairment charges (recoveries), net	(48)	(919)

Operating income (loss)	481	(8,322)
Interest expense	1,326	818
Interest income	1	12
Other income (expense), net	(19)	212

Loss before income taxes	(863)	(8,916)
Benefit for income taxes	(328)	(2,782)

Net loss	$(535)	$(6,134)

Loss per share:
Basic loss per share	$(.03)	$(.38)

Basic weighted average number of common shares	16,504	16,355

Diluted loss per share	$(.03)	$(.38)

Diluted weighted average number of common shares	16,504	16,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(535)	$(6,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,840	7,622
Recovery of impairment	(48)	(919)
Amortization of deferred financing costs	352	48
Deferred income taxes	170	(2,743)
Stock-based compensation expense	229	116
Changes in operating assets and liabilities:
Accounts receivable	6,508	30,202
Inventories	462	9,472
Prepaids and other assets	(1,985)	10
Payables and other liabilities	(10,496)	(33,495)
Accrued income taxes	(457)	2,536

Net cash provided by operating activities	1,040	6,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(600)	(2,186)
Proceeds from sale of assets	48	998

Net cash used in investing activities	(552)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(225)	(232)

Payment of capital lease	—	(2)
Increase (decrease) in overdraft balances	(1,192)	250
Proceeds from long-term borrowings	3,450	7,400
Repayments of long-term borrowings	(1,837)	(14,885)
Payment of deferred financing costs	(358)	—
Proceeds from exercise of stock options	11	—

Net cash used in financing activities	(151)	(7,469)

Net increase (decrease) in cash and cash equivalents	337	(1,942)
Cash and cash equivalents at beginning of period	127	2,210

Cash and cash equivalents at end of period	$464	$268

Supplemental Cash Flow Information:
Cash paid for interest	$961	$919
Cash paid for income taxes	$331	$(2,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Revenues and operating results for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company has evaluated events that occurred after January 31, 2010 but prior to February 24, 2010, the date the financial statements were issued. The Company did not identify any events or transactions during this period of time that require recognition or disclosure in the financial statements for the period ended January 31, 2010.

Note 2—New Accounting Standards

Effective July 1, 2009, the FASB ASC (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. New accounting standards regarding subsequent events and financial instruments became effective in fiscal 2009, and are included in FASB ASC Topic 855, “Subsequent Events” and Topic 825, “Financial Instruments.” The Company has determined that the changes to the accounting standards in fiscal 2009 do not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance related to ASC Topic 715, “Compensation – Retirement Benefits,” the objective being to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within a plan assets. For disclosures about plan assets, the requirements of the guidance is required for fiscal years ending after December 15, 2009 which for the Company will be its fiscal year ending October 31, 2010. The new guidance will impact the Company’s disclosures relative to the assets held in its various defined benefit pension plans.

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

In March 2009, management presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Board approved the plan. The Company therefore completed its plan to relocate certain machinery and equipment to another of the Company’s plants to service business that will continue and to close operations at Liverpool. As a result, the Company recorded an impairment charge to reduce long-lived assets that will not be transferred to their estimated fair value. The estimated fair value of the assets was zero because the assets (i) were worn machinery and equipment for which the Company had no further use and (ii) have a limited-use and limited value in a used equipment market. The Company also recorded a restructuring charge based on a negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of the Liverpool Manufacturing employees.

At October 31, 2009, there was no restructuring reserve remaining related to the closure of the Cleveland or Liverpool facilities and there were no restructuring charges recorded during the first quarter of fiscal 2010. Impairment recoveries of $919 during the first quarter of fiscal 2009, and $48 during the first quarter of 2010 were recorded for cash received upon the sale of assets that were previously impaired.

Note 4—Income Tax Receivable

At January 31, 2010, income tax receivable was $7,091 and, represents primarily the 2009 federal net operating loss that was carried back to offset taxable income in fiscal 2007. The refund claim in the amount of $6,517 was received in February 2010. The receivable has increased since last October 31, 2009 due to additional tax losses in the first quarter of fiscal 2010 that can be carried back to reduce taxable income of prior years and adjustments for state and federal income taxes to reconcile the estimated tax balances to tax returns as filed.

Note 5—Inventories

Inventories consist of the following:

	January 31, 2010	October 31, 2009
Raw materials	$7,485	$8,746
Work-in-process	5,247	5,696
Finished goods	8,662	6,393

Total material	21,394	20,835
Tooling	1,682	2,703

Total inventory	$23,076	$23,538

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,559 and $1,385 at January 31, 2010 and October 31, 2009, respectively.

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2010	October 31, 2009
Land and improvements	$8,635	$8,635
Buildings and improvements	104,342	102,330
Machinery and equipment	341,697	339,473
Furniture and fixtures	10,363	10,359
Construction in progress	2,622	6,174

Total, at cost	467,659	466,971
Less: Accumulated depreciation	322,013	315,173

Property, plant and equipment, net	$145,646	$151,798

Note 7—Financing Arrangements

Debt consists of the following:

	January 31, 2010	October 31, 2009
Credit Agreement —interest at 7.01% and 7.02% at January 31, 2010 and October 31, 2009, respectively	$53,050	$51,350
Insurance broker financing agreement	304	529
State of Ohio promissory note	534	621

Total debt	53,888	52,500
Less: Current debt	657	880

Total long-term debt	$53,231	$51,620

The weighted average interest rate of all debt was 6.94% and 4.55% for the three months ended January 31, 2010 and January 31, 2009, respectively.

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

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory, minus accounts payable, plus an amount of $40,000 for the period from the effective date of November 13, 2009 through January 30, 2010, $35,000 for the period from January 31, 2010 through July 30, 2010, $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At January 31, 2010, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment requires the Company to maintain compliance with a fixed charge and leverage ratio requirements. The Fourth Amendment also specifies that the leverage ratio shall not exceed 5.80 to 1.00 from January 31, 2010 through April 29, 2010, 4.75 to 1.00 from April 30, 2010 through July 30, 2010, 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be less than 1.75 to 1.00 from January 31, 2010 through April 29, 2010, 2.25 to 1.00 from April 30, 2010 through July 30, 2010, 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the 3 three month periods ending at each month end date from October 31, 2009 to July 31, 2010. The Company was in compliance with the financial covenants at January 31, 2010.

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

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of January 31, 2010 and October 31, 2009, $304 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at January 31, 2010 and 2009 was $534 and $621, respectively.

After considering letters of credit of $2,415 that the Company has issued, available funds under the Credit Agreement applying the borrowing formula described above were $12,713 at January 31, 2010. Considering the fact that the amounts in the borrowing formula are subject to change daily, the available funds could be as high as $24,535 considering the revolving line of credit of $80 million.

Note 8—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009
Service cost	$44	$83	$2	$1

Interest cost	951	1,017	9	9

Expected return on plan assets	(646)	(694)	—	—

Recognized net actuarial loss	315	300	15	41

Amortization of prior service cost	14	23	—	(43)

Amortization of transition obligation	—	1	—	—

Net periodic benefit cost	$678	$730	$26	$8

The Company made contributions of $93 to the defined benefit pension plans during the three months ended January 31, 2010. The Company expects contributions to be $1,498 for the remainder of fiscal 2010. Pension expense in fiscal 2010 has increased as a result of amortization of deferred investment losses.

Note 9—Equity Matters

For the Company, FASB ASC Topic 718 “Compensation – Stock Compensation” affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.

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

Activity in the Company’s stock option plan for the three months ended January 31, 2010 and 2009 was as follows:

	Fiscal 2010				Fiscal 2009
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	776,805	$5.88			335,734	$8.29
Options:
Granted	—	$—			319,200	2.11
Exercised	(5,267)	2.11			—	$—
Canceled	(7,000)	$7.32			(15,767)	$10.58

Options outstanding at January 31	764,538	$5.89	8.37	$646	639,167	$5.15	7.64	$144

Exercisable at January 31	198,771	$8.53	7.33	$209	223,400	$5.64	4.80	$88

At January 31, 2010 and 2009, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three months ended January 31, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $229 and $116, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the first quarter of both fiscal 2010 and 2009. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $1,200 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2010 and 2009, 764,538 and 639,167 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended January 31,
	2010	2009
Net loss available to common stockholders	$(535)	$(6,134)

Basic weighted average shares	16,504	16,355
Effect of dilutive securities:
Stock options	0	0

Diluted weighted average shares	16,504	16,355

Basic loss per share	$(.03)	$(.38)

Diluted loss per share	$(.03)	$(.38)

Comprehensive Income

Comprehensive income (loss) and net income (loss) for the three months ended January 31, 2010 and 2009 were $(634) and $(6,134), respectively. In addition to the net loss of $(535), comprehensive income (loss) for the three months ended January 31, 2010 includes the effect of tax adjustments of $(99) to adjust the estimated tax accrual to the tax return as filed.

Note 10—Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, and payables approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Note 11—Commitments and Contingencies

In November 1999, the Company acquired the assets associated with the automotive division of MTD Products Inc. The Ohio Tax Commissioner (the “Commissioner”) disputed the fair market value assigned by the Company to the purchased assets. Accordingly, the Commissioner claimed that the Company owed an additional amount of personal property tax for such assets. The Company appealed the Commissioner’s decision to the Ohio Board of Tax Appeals, but in July 2006, the Board of Tax Appeals upheld the Commissioner’s decision. The Company presented its appeal of the decision of the Board of Tax Appeals to the Ohio Supreme Court. The Ohio Supreme Court, however, ruled in favor of the Board of Tax Appeals and the Commissioner and against the Company. The Company, however, had previously considered the probability of an adverse ruling and as a result provided an accrual of $2,324 during the fourth quarter of fiscal year 2006 and has provided interest since the initial accrual, resulting in a balance of approximately $2,772 for this matter. The Company has agreed to payment terms with the State of Ohio that provide for payments of $924 in June 2009 and November 2009 and one future payment in February 2010.

In addition to the matter discussed above, the Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims, other than the matter discussed above, would not materially affect its financial condition, results of operations or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first three months of fiscal 2010 increased by 26.0% and total North American car and light truck production for the first three months of fiscal 2010 increased by 31.6%, in each case compared with production for the first three months of fiscal 2009. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At January 31, 2010, the Company’s facilities were operating at approximately 40.5%, compared to 22.5% capacity at January 31, 2009. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been rising on increased demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

After the difficult year of fiscal 2009, the Company continues to exercise caution as fiscal year 2010 proceeds. The same disciplined approach that was followed in fiscal 2009 remains in place. According to industry forecasts (published by CSM Worldwide), car and light truck production is predicted to increase to 10,494,000 units, a level that represents a 25% improvement over fiscal 2009’s production but still 23% below the average production levels of the preceding five years. As described below, the Company’s approach to monitoring customer release volumes and the adjustment of the Company’s cost structure remains appropriate given the uncertainty that exists in the automotive industry including the supplier community. The Company, therefore, intends to adjust manning levels and discretionary spending in support of operations as necessary in relation to customer releases as the releases are updated.

The Company continues to follow these action plans to respond to varying production volumes. These include:

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

The Company has also evaluated plant operations in view of the announced plant closures by our customers. The Company closed its Liverpool Manufacturing plant and consolidated the on-going Liverpool Manufacturing work into the Company’s Liverpool Coil plant. Also, the Company temporarily combined the operations of its Medina Blanking and Ohio Welded Blank plants during the customer plant closure period during the third quarter of fiscal 2009.

The steps described above are intended to maintain the Company’s focus on cost reduction, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with the Fourth Amendment of the Company’s Credit Agreement.

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

Allowance for Doubtful Accounts. The Company evaluates the collectability of accounts receivable based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the allowance for doubtful accounts is estimated based on historical experience of write-offs and the current financial condition of customers. The financial condition of the Company’s customers is dependent on, among other things, the general economic environment, which may substantially change, thereby affecting the recoverability of amounts due to the Company from its customers.

In view of the current economic conditions affecting the automotive industry, the Company is carefully assessing its risk with each of its customers and considering compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and net account receivable / account payable positions with customers, if applicable.

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

Income Taxes. The Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and, to a lesser extent because of inherent uncertainty, the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback of losses or credits is permitted under the tax law. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, the payment of additional taxes will be required. Interest and penalties related to uncertain income tax positions are included in the Company’s provision for income taxes.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependant upon the location where the claim is incurred. At January 31, 2010 and October 31, 2009, the amount accrued for group insurance and workers’ compensation claims was $2,247 and $2,277, respectively. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plans using the Citigroup Pension Discount Curve. This concept of matching the duration of cash flow of benefit payments with the discount rate is recommended by the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) Topic 715, “Compensation – Retirement Benefits”. Based upon this analysis using the Citigroup Pension Discount Curve, the Company used a discount rate to measure its pension and post-retirement liabilities of 5.75% at October 31, 2009 and 8.00% at October 31, 2008. A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $38.

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

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will increase in fiscal 2010, and that pension expense will increase in fiscal 2010 and beyond.

Results of Operations

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

REVENUES. Sales for the first quarter of fiscal 2010 were $97,891, an increase of $34,869 from last year’s first quarter sales of $63,022, or 55%. During the first quarter of fiscal 2010, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the first quarter of fiscal 2010 increased 31.6% from production levels of the first quarter of fiscal 2009. For traditional domestic manufacturers, the production increase in the first quarter of fiscal 2010 was 26.0% compared to the prior year first quarter period. Sales also increased due to improving demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2010 was $5,031 compared a loss of $4,255 in the first quarter of fiscal 2009, an increase of $9,286. Gross profit as a percentage of sales was 5.1% in the first quarter of fiscal 2010 and a negative 6.8% in the first quarter of fiscal 2009. Gross profit in the first quarter of fiscal 2010 was favorably affected by the increased volume of sales in the first quarter of fiscal 2010. The effect of the increased sales volume on first quarter 2010 gross profit was approximately $9,040. Gross profit was also favorably affected by increased revenue realized from the sale of engineered scrap during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The volume of engineered scrap increased over the prior year in connection with the increased production volumes of product sold to the Company’s customers. Offsetting the effect of scrap revenue was increased material costs. The effect of increased scrap revenue and increased material cost was approximately $2,300. Gross profit was also adversely affected by increased manufacturing expenses, which also increased as a result of the increased production activity experienced in the first quarter of fiscal 2010. The first quarter 2010 manufacturing expenses were approximately $2,060 greater than manufacturing expenses incurred in the first quarter of 2009. Personnel and personnel related expenses were responsible for the increase in these expenses as the Company’s workforce was increased as a result of the improved production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $4,598 in the first quarter of fiscal 2010 were $388 less than selling, general and administrative expenses of $4,986 in the same period of the prior year. As a percentage of sales, these expenses were 4.7% of sales in first quarter of fiscal 2010 and 7.9% in the first quarter of fiscal 2009. The decrease in selling, general and administrative expenses reflect lower personnel and personnel related expenses of approximately $294, and lower spending of approximately $94 in other controllable expense areas.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recoveries of $48 and $919 were recorded during the first quarter of fiscal 2010 and 2009, respectively, for cash received upon the sale of assets that were previously impaired. The assets that were sold related to the Company’s Cleveland Stamping facility that was impaired in fiscal 2006.

OTHER. Interest expense for the first quarter of fiscal 2010 was $1,326, compared to interest expense of $818 during the first quarter of fiscal 2009. Interest expense increased from the prior year first quarter as a result of the impact of the fourth amendment to the Credit Agreement, which has higher weighted average interest rate in the first quarter of fiscal 2010 compared to the prior year, in spite of a lower level of average borrowed funds. Borrowed funds averaged $53,194 during the first quarter of fiscal 2010 and the weighted average interest rate was 6.94%. In the first quarter of fiscal 2009, borrowed funds averaged $67,093 while the weighted average interest rate was 3.93%.

Other income, net was an expense of $19 for the first quarter of fiscal 2010 compared to income of $212 in the first quarter of fiscal 2009. Other income in fiscal 2009 is the result of currency transaction gains realized by the Company’s Mexican subsidiary.

The provision for income taxes in the first quarter of fiscal 2010 was a benefit of $328 on loss before taxes of $863 for an effective tax rate of 38.0%. The provision for income taxes in the first quarter of fiscal 2009 was a benefit of $2,782 on a loss before taxes of $8,916 for an effective tax rate of 31.2%. The estimated effective tax rate for fiscal 2010 has increased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 as a result of changes in estimates to prior year tax accruals and the effect of adjustments for state and federal income taxes to reconcile the estimated provision to tax returns as filed.

NET LOSS. The net loss for the first quarter of fiscal 2010 was $535, or $0.03 per share, diluted. Net loss for the first quarter of fiscal 2009 was $6,134, or $0.38 per share, diluted.

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

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory, minus accounts payable, plus an amount of $40,000 for the period from the effective date of November 13, 2009 through January 30, 2010, $35,000 for the period from January 31, 2010 through July 30, 2010, $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At January 31, 2010, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment requires the Company to maintain compliance with fixed charge and leverage ratio requirements. The Fourth Amendment specifies that the leverage ratio shall not exceed 5.80 to 1.00 from January 31, 2010 through April 29, 2010, 4.75 to 1.00 from April 30, 2010 through July 30, 2010, 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be less than 1.75 to 1.00 from January 31, 2010 through April 29, 2010, 2.25 to 1.00 from April 30, 2010 through July 30, 2010, 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the 3 three month periods ending at each month end date from October 31, 2009 to July 31, 2010. The Company was in compliance with the financial covenants at January 31, 2010.

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

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of January 31, 2010 and October 31, 2009, $304 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at January 31, 2010 and 2009 was $534 and $621, respectively.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Credit Agreement	Other Debt	Total
2011	$—	$657	$657
2012	—	181	181
2013	—	—	—
2014	—	—	—
2015	53,050	—	53,050

Total	$53,050	$838	$53,888

At January 31, 2010, total debt was $53,888 and total equity was $95,186, resulting in a capitalization rate of 36.1% debt, 63.9% equity. Current assets were $94,937 and current liabilities were $61,930 resulting in positive working capital of $33,007.

For the three months ended January 31, 2010, operations generated $7,088 of cash flow compared to $2,010 being consumed in the first quarter of 2009. The improvement in cash flow from operations was a result of the improvement in earnings and by the change in deferred taxes, which represented the tax benefit of the Company’s losses.

Working capital changes since October 31, 2009 used funds of $5,968. During the first three months of fiscal 2010, accounts receivable have decreased by $6,508 and inventory decreased by $462 since the end of fiscal 2009. Considering the decrease in overdraft balances of $1,192, accounts payable, net have decreased $10,608.

Cash capital expenditures in the first three months of fiscal 2010 were $600. The Company had unpaid capital expenditures of approximately $88 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

After considering letters of credit of $2,415 that the Company has issued, available funds under the Credit Agreement applying the borrowing formula described above were $12,713 at January 31, 2010. Considering the fact that the amounts in the borrowing formula are subject to change daily, the available funds could be as high as $24,535 considering the revolving line of credit of $80 million. For fiscal 2010, the Fourth Amendment specifies varying requirements for the financial covenants for varying periods of fiscal 2010 and beyond, as described above. At this time, the Company believes that funds available under the Credit Agreement and cash flow from operations, including the recovery of taxes paid in previous years resulting from the carryback of fiscal 2009 losses, will provide sufficient liquidity to meet its cash requirements, including capital expenditures, pension obligations and repayments of $838 on other debt, through January 31, 2011 and to meet the requirements of the financial covenants of the Credit Agreement, as revised in the Fourth Amendment, during fiscal 2010. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declining borrowed amounts as immediately due and payable.

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

Item 4.T.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 24, 2010

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.