Form 10-Q
period 2010-04-30
SHILOH INDUSTRIES INC
filed 2010-05-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Number of shares of Common Stock outstanding as of May 18, 2010 was 16,534,862.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2010	October 31, 2009
ASSETS
Cash and cash equivalents	$167	$127
Accounts receivable, net of allowance for doubtful accounts of $702 and $729 at April 30, 2010 and October 31, 2009, respectively	64,756	65,008
Related-party accounts receivable	4,569	1,295
Income tax receivable	—	6,546
Inventories, net	21,153	23,538
Deferred income taxes	2,124	2,124
Prepaid expenses	3,099	1,178

Total current assets	95,868	99,816

Property, plant and equipment, net	139,443	151,798
Other assets	907	817

Total assets	$236,218	$252,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$432	$880
Accounts payable	59,301	60,301
Other accrued expenses	12,146	13,648

Total current liabilities	71,879	74,829

Long-term debt	33,941	51,620
Deferred income taxes	962	1,093
Long-term benefit liabilities	29,484	27,808
Other liabilities	1,459	1,589

Total liabilities	137,725	156,939

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2010 and October 31, 2009, respectively	—	—
Common stock, 16,534,862 and 16,502,929 shares issued and outstanding at April 30, 2010 and October 31, 2009, respectively	165	165
Paid-in capital	61,891	61,344
Retained earnings	61,172	58,619
Accumulated other comprehensive loss	(24,735)	(24,636)

Total stockholders’ equity	98,493	95,492

Total liabilities and stockholders’ equity	$236,218	$252,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
Revenues	$117,836	$62,239	$215,727	$125,261
Cost of sales	106,781	63,381	199,641	130,658

Gross profit (loss)	11,055	(1,142)	16,086	(5,397)
Selling, general and administrative expenses	5,316	4,857	9,914	9,843
Asset impairment (recovery), net	—	1,633	(48)	714
Restructuring charges	—	906	—	906

Operating income (loss)	5,739	(8,538)	6,220	(16,860)
Interest expense	944	568	2,270	1,387
Interest income	1	13	2	25
Other income (expense), net	(6)	35	(25)	247

Income (loss) before income taxes	4,790	(9,058)	3,927	(17,975)
Provision (benefit) for income taxes	1,702	(2,826)	1,374	(5,608)

Net income (loss)	$3,088	$(6,232)	$2,553	$(12,367)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.19	$(0.38)	$0.15	$(0.76)

Basic weighted average number of common shares	16,524	16,356	16,514	16,356

Diluted earnings (loss) per share	$0.19	$(0.38)	$0.15	$(0.76)

Diluted weighted average number of common shares	16,654	16,356	16,630	16,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,553	$(12,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,590	15,006
Asset impairment	(48)	714
Amortization of deferred financing costs	428	98
Deferred income taxes	(230)	(5,501)
Stock-based compensation expense	390	257
Loss on sale of assets	20	—
Changes in operating assets and liabilities:
Accounts receivable	(3,022)	36,205
Inventories	2,385	10,985
Prepaids and other assets	(2,081)	370
Payables and other liabilities	(4,010)	(30,378)
Income taxes payable (receivable) and estimated payments	6,725	(2,393)

Net cash provided by operating activities	16,700	17,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,155)	(3,932)
Proceeds from sale of assets	48	1,009

Net cash used in investing activities	(1,107)	(2,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(453)	(385)

Payment of capital lease	—	(2)
Increase in overdraft balances	2,865	292
Proceeds from long-term borrowings	3,450	8,600
Repayments of long-term borrowings	(21,124)	(25,422)
Payment of deferred financing costs	(358)	—
Proceeds from exercise of stock options	67	—

Net cash used in financing activities	(15,553)	(16,917)

Net increase (decrease) in cash and cash equivalents	40	(2,058)
Cash and cash equivalents at beginning of period	127	2,210

Cash and cash equivalents at end of period	$167	$152

Supplemental Cash Flow Information:
Cash paid for interest	$1,951	$1,465
Cash refund of income taxes	$(5,323)	$(2,401)

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

Revenues and operating results for the six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Note 3—Asset Impairment and Restructuring Charges

At October 31, 2009, there was no restructuring reserve remaining related to the closure of the Company’s former Cleveland or Liverpool facilities and there were no restructuring charges recorded during the first quarter or second quarter of fiscal 2010. Impairment recoveries of $919 during the first quarter of fiscal 2009, and $48 during the first quarter of 2010 were recorded for cash received upon the sale of assets that were previously impaired.

Note 4—Inventories

Inventories consist of the following:

	April 30, 2010	October 31, 2009
Raw materials	$6,887	$8,746
Work-in-process	5,225	5,696
Finished goods	7,293	6,393

Total material	19,405	20,835
Tooling	1,748	2,703

Total inventory	$21,153	$23,538

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,752 and $1,385 at April 30, 2010 and October 31, 2009, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2010	October 31, 2009
Land and improvements	$8,664	$8,635
Buildings and improvements	104,476	102,330
Machinery and equipment	342,895	339,473
Furniture and fixtures	10,506	10,359
Construction in progress	1,555	6,174

Total, at cost	468,096	466,971
Less: Accumulated depreciation	328,653	315,173

Property, plant and equipment, net	$139,443	$151,798

Note 6—Financing Arrangements

Debt consists of the following:

	April 30, 2010	October 31, 2009
Credit Agreement —interest at 7.01% and 7.02% at April 30, 2010 and October 31, 2009, respectively	$33,850	$51,350
Insurance broker financing agreement	76	529
State of Ohio promissory note	447	621

Total debt	34,373	52,500
Less: Current debt	432	880

Total long-term debt	$33,941	$51,620

The weighted average interest rate of all debt was 6.95% and 6.94% for the three and six months ended April 30, 2010, respectively. The weighted average interest rate of all debt was 3.08% and 3.55% for the three and six months ended April 30, 2009, respectively.

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

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory, minus accounts payable, plus an amount of $35,000 for the period from January 31, 2010 through July 30, 2010, $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At April 30, 2010, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment requires the Company to maintain compliance with fixed charge and leverage ratio requirements. The Fourth Amendment also specifies that the leverage ratio shall not exceed 5.80 to 1.00 from January 31, 2010 through April 29, 2010, 4.75 to 1.00 from April 30, 2010 through July 30, 2010, 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be less than 1.75 to 1.00 from January 31, 2010 through April 29, 2010, 2.25 to 1.00 from April 30, 2010 through July 30, 2010, 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the 3 three month periods ending at each month end date from October 31, 2009 to July 31, 2010. The Company was in compliance with the financial covenants at April 30, 2010.

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

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of April 30, 2010 and October 31, 2009, $76 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at April 30, 2010 and October 31, 2009 was $447 and $621, respectively.

After considering letters of credit of $2,415 that the Company has issued, available funds under the Credit Agreement applying the borrowing formula described above were $29,913 at April 30, 2010.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2010 and 2009 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended April 30,		Three months ended April 30
	2010	2009	2010	2009
Service cost	$44	$164	$2	$1

Interest cost	951	1,017	9	9

Expected return on plan assets	(646)	(694)	—	—

Recognized net actuarial loss	315	300	15	41

Amortization of prior service cost	14	348	—	(43)

Amortization of transition obligation	—	2	—	—

Net periodic benefit cost	$678	$1,137	$26	$8

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
Service cost	$87	$247	$3	$2

Interest cost	1,901	2,035	18	19

Expected return on plan assets	(1,291)	(1,389)	—	—

Recognized net actuarial loss	631	600	31	81

Amortization of prior service cost	28	371	—	(86)

Amortization of transition obligation	—	3	—	—

Net periodic benefit cost	$1,356	$1,867	$52	$16

The Company made contributions of $423 to the defined benefit pension plans during the six months ended April 30, 2010. The Company expects contributions to be $1,168 for the remainder of fiscal 2010.

Note 8—Equity Matters

For the Company, FASB ASC Topic 718 “Compensation – Stock Compensation”affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (as amended and restated December 12, 2002 and March 17, 2010) (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 2,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. An individual award is limited to 500,000 shares in a five-year period.

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period.

Activity in the Company’s stock option plan for the six months ended April 30, 2010 and 2009 was as follows:

	Fiscal 2010				Fiscal 2009
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	776,805	$5.88			335,734	$8.29
Options:
Granted	—	$—			319,200	$2.13
Exercised	(31,933)	$2.11			—	$—
Canceled	(7,000)	$7.32			(15,767)	$10.58

Options outstanding at April 30	737,872	$6.03	8.11	$2,419	639,167	$5.15	7.40	$162

Exercisable at April 30	213,439	$10.43	6.85	$375	270,067	$7.09	5.14	$94

At April 30, 2010 and 2009, the exercise price of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and six months ended April 30, 2010, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $161 and $390, respectively. For the three and six months ended April 30, 2009, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes and net income by $142 and $257, respectively. For the three and six months ended April 30, 2010, the impact on earnings per share was a reduction of $.01 per share and $.02 per share, basic and diluted, respectively. For the three and six months ended April 30, 2009, the impact on earnings per share was a reduction of $.01 per share and $.02 per share, basic and diluted, respectively. The total compensation cost related to no vested awards not yet recognized is expected to be a combined total of $1,038 over the next three fiscal years.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and six month periods ended April 30, 2010, 489,704 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six month periods ended April 30, 2009, 639,167 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$3,088	$(6,232)	$2,553	$(12,367)

Basic weighted average shares	16,524	16,356	16,514	16,356
Effect of dilutive securities:
Stock options	130	—	116	—

Diluted weighted average shares	16,654	16,356	16,630	16,356

Basic income (loss) per share	$0.19	$(0.38)	$0.15	$(0.76)

Diluted income (loss) per share	$0.19	$(0.38)	$0.15	$(0.76)

Comprehensive Income

Comprehensive income for the three and six months ended April 30, 2010 was $3,088 and $2,454, respectively. In addition to the net income of $2,553, comprehensive income for the six months ended April 30, 2010 includes the effect of tax adjustments of $(99) to adjust the estimated pension related tax accrual to the tax return as filed. Comprehensive loss for the three and six months ended April 30, 2009 was $6,232 and $12,367, respectively.

Note 9—Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, and payables approximate fair value because of the short maturity of those instruments. The carrying value of the Company's debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Note 10—Commitments and Contingencies

The Company made its final payment of $924 in February 2010 and completed its settlement agreement with the state of Ohio concerning personal property taxes related to assets that the Company acquired from MTD Products Inc.

In addition, the Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first six months of fiscal 2010 increased by 36.6% and total North American car and light truck production for the first six months of fiscal 2010 increased by 42.3%, in each case compared with production for the first six months of fiscal 2009. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At April 30, 2010, the Company’s facilities were operating at approximately 40.6%, compared to 22.0% capacity at April 30, 2009. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. During the current fiscal year, domestic steel pricing has generally been rising on increased demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

After the difficult year of fiscal 2009, the Company continues to exercise caution as fiscal year 2010 proceeds. The same disciplined approach that was followed in fiscal 2009 remains in place. According to industry forecasts (published by CSM Worldwide), car and light truck production is predicted to increase to 11,517,000 units, a level that represents a 37.1% improvement over fiscal 2009’s production but still 15.5% below the average production levels of the preceding five years. As described below, the Company’s approach to monitoring customer release volumes and the adjustment of the Company’s cost structure remains appropriate given the uncertainty that exists in the automotive industry including the supplier community. The Company, therefore, intends to adjust manning levels and discretionary spending in support of operations as necessary in relation to customer releases as the releases are updated.

The Company continues to follow these action plans to respond to varying production volumes. These include:

•

Challenging customer releases. The Company’s production scheduling is based on releases that are received weekly for thirteen week periods. The releases drive manning levels and inventory purchases. The Company’s operations personnel review the releases each week to ensure that the releases are not overly optimistic.

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

All of the above actions are intended to ensure that controllable variable spending is in line with the forecast of sales as indicated by the customer releases against open purchase orders. Actions were initiated to monitor selling, general and administrative costs as well, such as temporary layoffs, salary reductions, suspension of the 401k Company match, travel restrictions, and overall reductions of controllable spending. As production volumes have begun to improve, the Company has gradually recalled personnel previously laid off or hired new personnel and has gradually restored reductions in salaries.

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

Revenue Recognition. The Company recognizes revenue both for sales from toll processing and sales of products made with Company owned steel when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates.

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

The Company reviews inventories on a regular basis to identify inventories on hand that may be obsolete or in excess of current future projected market demand. For inventory deemed to be obsolete, the Company provides a reserve for the full value of the inventory, net of estimated realizable value. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates future demand. Additional inventory reserves may be required if actual market conditions differ from management’s expectations.

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

Impairment of Long-lived Assets. The Company has historically performed an annual impairment analysis of long-lived assets, which only includes property, plant and equipment since the Company has no intangible assets. However, when significant events, which meet the definition of a “triggering event” in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, such as at April 30, 2009 when General Motors and Chrysler were experiencing severe financial difficulties, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by CSM Worldwide), the potential sales that could result from new manufacturing process additions, and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary, as was the case at April 30, 2009. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependant upon the location where the claim is incurred. At April 30, 2010 and October 31, 2009, the amount accrued for group insurance and workers’ compensation claims was $2,080 and $2,277, respectively. The Company does not self-inure for any other types of losses.

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

Results of Operations

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

REVENUES. Sales for the second quarter of fiscal 2010 were $117,836, an increase of $55,597 from last year’s second quarter sales of $62,239, or 89.3%. Sales increased during the second quarter of fiscal 2010 as a result of increased production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the traditional domestic manufacturers, which include some of the Company’s largest customers. According to industry statistics, traditional domestic manufacturer production for the second quarter of fiscal 2010 increased 46.4% and total North American car and light truck production for the second quarter of fiscal 2010 increased by 53.6%, in each case compared with production for the second quarter of fiscal 2009.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2010 was $11,055 compared to a loss of $1,142 in the second quarter of fiscal 2009, an increase of $12,197. Gross profit as a percentage of sales was 9.4% in the second quarter of fiscal 2010 compared to a negative 1.8% for the same period a year ago. Gross profit in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 was favorably affected by the increased volume of sales in the quarter by approximately $15,600. Gross profit was also favorably affected by material costs including improvements in revenue realized from the sale of engineered scrap during the second quarter of 2010 compared to second quarter of 2009. The net effect was reduced material costs of approximately $2,200. These favorable factors resulting in increased gross profit were offset by increasing manufacturing expenses of $5,600. Manufacturing expenses have increased in relation to the increased production volumes experienced in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Increased expenses were noted in personnel and personnel related expenses of $4,100 and repairs and maintenance and manufacturing supplies of $1,900. These increases were offset by reduced depreciation expense of $500.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5,316 in the second quarter of fiscal 2010, an increase of $459 from $4,857 in the same period of the prior year. As a percentage of sales, these expenses were 4.5% of sales in the second quarter of fiscal 2010 and 7.8% of sales in the second quarter of fiscal 2009. The increase in selling, general, and administrative expenses reflects increased personnel and personnel-related expenses of approximately $475 due to increased market demand.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. In March 2009, the Company presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Company has relocated certain machinery and equipment to another of the Company’s plants to service business that will continue and closed its operations at Liverpool in August 2009. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The Company also recorded a restructuring charge of $906 based on negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of Liverpool Manufacturing employees.

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. An impairment recovery of $11 was recorded in the second quarter of fiscal 2009 for cash received upon the sale of assets that were previously impaired.

OTHER. Interest expense for the second quarter of fiscal 2010 was $944, compared to interest expense of $568 during the second quarter of fiscal 2009. Interest expense increased from the prior year second quarter as a result of an increase in the interest rate due to the effect of the Fourth Amendment of the Company’s Credit Agreement offset by a lower level of average borrowed funds in the second quarter of fiscal 2010 compared to the prior year. Borrowed funds averaged $44,131 during the second quarter of fiscal 2010 and the weighted average interest rate was 6.95%. In the second quarter of fiscal 2009, borrowed funds averaged $58,488 while the weighted average interest rate was 3.07%.

Other expense, net was $(6) for the second quarter of fiscal 2010 compared to other income, net of $35 for the second quarter of fiscal 2009.

In the second quarter of fiscal 2010, the provision for income taxes was $1,702 on income before taxes of $4,790 for an effective tax rate of 35.5%. The provision for income taxes in the second quarter of fiscal 2009 was a benefit of $2,826 on loss before taxes of $9,058 for an effective tax rate of 31.2%. The estimated effective tax rate for fiscal 2010 has increased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 as a result of increasing state income taxes. As a result of the improved sales volumes and operating results, the Company has generated pre tax income in the second quarter of fiscal 2010 compared to the prior year second quarter period and the result has been a provision for income taxes in fiscal 2010 compared to a benefit in fiscal 2009.

NET INCOME. The net income for the second quarter of fiscal 2010 was $3,088, or $0.19 per share, diluted. The net loss for the second quarter of fiscal 2009 was $6,232, or $0.38 per share, diluted.

Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009

REVENUES. Sales for the first six months of fiscal 2010 were $215,727, an increase of $90,466 from last year’s first six months sales of $125,261, or 72.2%. For the first half of fiscal 2010, North American car and light truck production increased by 42.3%, compared with production for the first half of fiscal 2009.

GROSS PROFIT. Gross profit for the first six months of fiscal 2010 was $16,086 compared to a loss of $5,397 in the first six months of fiscal 2009, an increase of $21,483. Gross profit as a percentage of sales was 7.5% in the first six months of fiscal 2010 compared to a negative 4.3% for the same period a year ago. For the first six months of fiscal 2010, gross profit increased as a result of the increased sales volume compared to the prior year first six-month period. The effect of the increased sales volume on gross profit was approximately $24,400. Gross profit was also favorably affected by material costs including improvements in revenue realized from the sale of engineered scrap during the first half of 2010 compared to first half of 2009. The net effect was reduced material costs of approximately $4,700. Increasing manufacturing expenses of approximately $7,600 offset the favorable effects of increasing sales volumes and reduced material costs. Manufacturing expenses increased in personnel and personnel related expenses by approximately $6,300 and in repairs and maintenance and manufacturing supplies by approximately $2,900. These increases were offset by reduced depreciation and utility costs of approximately $1,600.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9,914, or 4.6% of sales in the first six months of fiscal 2010, compared to $9,843, or 7.9% of sales in the same period of the prior year. The increase in selling, general, and administrative expenses reflects increasing personnel and personnel-related expenses of approximately $10.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. In March 2009, the Company presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Company therefore relocated certain machinery and equipment to another of the Company’s plants to service business that will continue and closed operations at Liverpool in August 2009. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The Company also recorded a restructuring charge of $906 based on a negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of the Liverpool Manufacturing employees.

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. An impairment recovery of $930 was recorded during the first six-month periods of fiscal 2009 for cash received upon the sale of assets that were previously impaired.

OTHER. For the first six months of fiscal 2010, interest expense was $2,270, an increase of $883 from interest expense of $1,387 in the first six months of fiscal 2009. The increase in interest expense compared to the prior year six-month period resulted from the net effect of a lower level of average borrowed funds and an increase in the interest rate. The rate of interest increased as a result of the terms of the Fourth Amendment of the Company’s Credit Agreement. Borrowed funds averaged $46,920 during the first six months of fiscal 2010 and the weighted average interest rate was 6.95%. For the first six months of fiscal 2009, borrowed funds averaged $62,643 while the weighted average interest rate was 3.55%.

Other expense, net was $(25) for the first six months of fiscal 2010 compared to other income, net of $247 for the second quarter of fiscal 2009. Other income in fiscal 2009 is the result of currency transaction gains realized by the Company’s Mexican subsidiary.

In the first six months of fiscal 2010, the provision for income taxes was $1,374 on income before taxes of $3,927 for an effective tax rate of 35.0%. The provision for income taxes in the first six months of fiscal 2009 was a benefit of $5,608 on loss before taxes of $17,975 for an effective tax rate of 31.2%. The estimated effective tax rate for fiscal 2010 has increased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 as a result of increasing state income taxes offset by changes in estimates of prior year tax accruals. As a result of the improved sales volumes and operating results, the Company has generated pre tax income in the first six months of fiscal 2010 compared to the first six month period of fiscal 2009 and the result has been a provision for income taxes in fiscal 2010 compared to a benefit in fiscal 2009.

NET INCOME. The net income for the first six months of fiscal 2010 was $2,553, or $0.15 per share, diluted. The net loss for the first six months of fiscal 2009 was $12,367, or $0.76 per share, diluted.

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

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory, minus accounts payable, plus an amount of $35,000 for the period from January 31, 2010 through July 30, 2010, $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At April 30, 2010, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment requires the Company to maintain compliance with fixed charge and leverage ratio requirements. The Fourth Amendment specifies that the leverage ratio shall not exceed 5.80 to 1.00 from January 31, 2010 through April 29, 2010, 4.75 to 1.00 from April 30, 2010 through July 30, 2010, 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be less than 1.75 to 1.00 from January 31, 2010 through April 29, 2010, 2.25 to 1.00 from April 30, 2010 through July 30, 2010, 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the three month periods ending at each month end date from October 31, 2009 to July 31, 2010. The Company was in compliance with the financial covenants at April 30, 2010.

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

In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and requires monthly payments of $76 through April 2010. In July 2008, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.24% and required monthly payments of $78 through April 2009. As of April 30, 2010 and October 31, 2009, $76 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at April 30, 2010 and October 31, 2009 was $447 and $621, respectively.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Credit Agreement	Other Debt	Total
2011	$—	$432	$432
2012	—	91	91
2013	33,850	—	33,850
2014	—	—	—
2015	—	—	—

Total	$33,850	$523	$34,373

At April 30, 2010, total debt was $34,373 and total equity was $98,493, resulting in a capitalization rate of 25.9% debt, 74.1% equity. Current assets were $95,868 and current liabilities were $71,879 resulting in positive working capital of $23,989.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $16,703 compared to $1,793 consumed in the first half of 2009. The improvement in cash flow from operations resulted from the improvement in net income in the first six months of fiscal 2010 compared to the net loss incurred in the first six months of fiscal 2009.

Working capital changes since October 31, 2009 used funds of $3. Accounts receivable increased by $3,022 on the increased sales volume realized in the first half of fiscal 2010. Likewise, payables and other liabilities increased by $3,921 on the rising level of manufacturing activity. Inventories, however, declined by $2,385 since the end of fiscal 2009 as a result of the Company’s emphasis on optimizing inventory turnover. Income taxes provided funds of $6,521 based on the recovery of taxes paid in prior years resulting from the carry back of the fiscal 2009 federal net operating loss.

Cash capital expenditures in the first six months of fiscal 2010 were $1,155. The Company had unpaid capital expenditures of approximately $100 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

After considering letters of credit of $2,415 that the Company has issued, available funds under the Credit Agreement applying the borrowing formula described above were $29,913 at April 30, 2010. Considering the fact that the amounts in the borrowing formula are subject to change daily, the available funds could be as high as $43,735 considering the revolving line of credit of $80 million. For fiscal 2010, the Fourth Amendment specifies varying requirements for the financial covenants for varying periods of fiscal 2010 and beyond, as described above. At this time, the Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements, including capital expenditures, pension obligations of $1,168 and repayments of other debt, through April 30, 2011 and to meet the requirements of the financial covenants of the Credit Agreement, as revised in the Fourth Amendment, during fiscal 2010. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declining borrowed amounts as immediately due and payable.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of April 30, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.

There have been no changes in the Company’s internal control over financial reporting during the first six months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

10.11	Credit and Security Agreement Second Amendment, dated April 27, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Commission on May 26, 2009 (Commission File No. 0-21964).

10.12	Credit and Security Agreement Third Amendment, dated June 30, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2009 (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

	By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

	By:	/s/ Kevin Bagby
Kevin Bagby
Chief Financial Officer

Date: May 25, 2010

EXHIBIT INDEX

10.11	Credit and Security Agreement Second Amendment, dated April 27, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Commission on May 26, 2009 (Commission File No. 0-21964).

10.12	Credit and Security Agreement Third Amendment, dated June 30, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2009 (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.