Form 10-Q
period 2010-07-31
SHILOH INDUSTRIES INC
filed 2010-08-25
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Number of shares of Common Stock outstanding as of August 20, 2010 was 16,534,862.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2010	October 31, 2009
ASSETS
Cash and cash equivalents	$383	$127
Accounts receivable, net of allowance for doubtful accounts of $655 and $729 at July 31, 2010 and October 31, 2009, respectively	63,833	65,008
Related-party accounts receivable	994	1,295
Income tax receivable	2,474	6,546
Inventories, net	23,765	23,538
Deferred income taxes	2,094	2,124
Prepaid expenses	3,444	1,178

Total current assets	96,987	99,816

Property, plant and equipment, net	133,959	151,798
Other assets	723	817

Total assets	$231,669	$252,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$937	$880
Accounts payable	52,592	60,301
Other accrued expenses	15,410	13,648

Total current liabilities	68,939	74,829

Long-term debt	32,500	51,620
Deferred income taxes	1,346	1,093
Long-term benefit liabilities	26,700	27,808
Other liabilities	1,487	1,589

Total liabilities	130,972	156,939

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively	—	—
Common stock, 16,550,860 and 16,502,929 shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively	165	165
Paid-in capital	62,058	61,344
Retained earnings	63,209	58,619
Accumulated other comprehensive loss	(24,735)	(24,636)

Total stockholders’ equity	100,697	95,492

Total liabilities and stockholders’ equity	$231,669	$252,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Revenues	$114,859	$43,132	$330,586	$168,392
Cost of sales	106,030	48,000	305,671	178,658

Gross profit (loss)	8,829	(4,868)	24,915	(10,266)
Selling, general and administrative expenses	4,804	1,552	14,719	11,394
Asset impairment (recovery), net	—	—	(48)	714
Restructuring charges	—	—	—	906

Operating income (loss)	4,025	(6,420)	10,244	(23,280)
Interest expense	854	741	3,124	2,128
Interest income	—	4	2	29
Other income (expense), net	(18)	(124)	(43)	123

Income (loss) before income taxes	3,153	(7,281)	7,079	(25,256)
Provision (benefit) for income taxes	1,116	(2,226)	2,489	(7,834)

Net income (loss)	$2,037	$(5,055)	$4,590	$(17,422)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.12	$(.31)	$0.28	$(1.07)

Basic weighted average number of common shares	16,544	16,356	16,524	16,356

Diluted earnings (loss) per share	$0.12	$(.31)	$0.28	$(1.07)

Diluted weighted average number of common shares	16,754	16,356	16,661	16,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,590	$(17,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,111	22,231
Asset impairment (recovery)	(48)	714
Amortization of deferred financing costs	575	407
Deferred income taxes	184	(7,509)
Stock-based compensation expense	518	397
Loss on sale of assets	60	—
Changes in operating assets and liabilities:
Accounts receivable	1,476	40,399
Inventories	(227)	12,299
Prepaids and other assets	(2,389)	(258)
Payables and other liabilities	(6,690)	(34,768)
Income taxes payable (receivable) and estimated payments	4,162	2,392

Net cash provided by operating activities	22,322	18,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,068)	(5,231)
Proceeds from sale of assets	52	1,011

Net cash used in investing activities	(2,016)	(4,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	642	11,003
Repayments of short-term borrowings	(593)	(26,139)

Payment of capital lease	—	(2)
Decrease in overdraft balances	(735)	(940)
Proceeds from long-term borrowings	3,700	—
Repayments of long-term borrowings	(22,812)	(254)
Payment of deferred financing costs	(358)	(384)
Proceeds from exercise of stock options	106	—

Net cash used in financing activities	(20,050)	(16,716)

Net increase (decrease) in cash and cash equivalents	256	(2,054)
Cash and cash equivalents at beginning of period	127	2,210

Cash and cash equivalents at end of period	$383	$156

Supplemental Cash Flow Information:
Cash paid for interest	$2,661	$2,107
Cash refund of income taxes	$(1,751)	$(2,450)

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

Revenues and operating results for the nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards

In December 2008, the FASB issued guidance related to ASC Topic 715, “Compensation – Retirement Benefits,” the objective being to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. For disclosures about plan assets, the requirements of the guidance is required for fiscal years ending after December 15, 2009 which for the Company will be its fiscal year ending October 31, 2010. The new guidance will impact the Company’s disclosures relative to the assets held in its various defined benefit pension plans.

Note 3—Asset Impairment and Restructuring Charges

At October 31, 2009, there was no restructuring reserve remaining related to the closure of the Company’s former Cleveland or Liverpool facilities and there were no restructuring charges recorded during the three quarters of fiscal 2010. The Company recorded net impairment charges of $714 to reduce long-lived assets to their estimated fair value during the first nine months of fiscal 2009, and the Company recorded impairment recoveries of $48 for the first nine months of fiscal 2010 for cash received upon the sale of assets that were previously impaired.

Note 4—Inventories

Inventories consist of the following:

	July 31, 2010	October 31, 2009
Raw materials	$8,491	$8,746
Work-in-process	6,097	5,696
Finished goods	7,266	6,393

Total material	21,854	20,835
Tooling	1,911	2,703

Total inventory	$23,765	$23,538

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $843 and $1,385 at July 31, 2010 and October 31, 2009, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2010	October 31, 2009
Land and improvements	$8,664	$8,635
Buildings and improvements	104,476	102,330
Machinery and equipment	342,789	339,473
Furniture and fixtures	10,511	10,359
Construction in progress	2,357	6,174

Total, at cost	468,797	466,971
Less: Accumulated depreciation	334,838	315,173

Property, plant and equipment, net	$133,959	$151,798

Note 6—Financing Arrangements

Debt consists of the following:

	July 31, 2010	October 31, 2009
Credit Agreement—interest at 7.01% and 7.02% at July 31, 2010 and October 31, 2009, respectively	$32,500	$51,350
Insurance broker financing agreement	578	529
State of Ohio promissory note	359	621

Total debt	33,437	52,500
Less: Current debt	937	880

Total long-term debt	$32,500	$51,620

The weighted average interest rate of all debt was 6.94% and 6.95% for the three and nine months ended July 31, 2010, respectively. The weighted average interest rate of all debt was 4.46% and 3.82% for the three and nine months ended July 31, 2009, respectively.

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

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory, minus accounts payable, plus an amount of $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At July 31, 2010, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment requires the Company to maintain compliance with fixed charge and leverage ratio requirements. The Fourth Amendment also specifies that the leverage ratio shall not exceed 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be less than 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the 3 three month periods ending at each month end date from October 31, 2009 to July 31, 2010. The Company was in compliance with the financial covenants at July 31, 2010.

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

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly principal payments of $63 through April 2011. In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and required monthly payments of $76 through April 2010. As of July 31, 2010 and October 31, 2009, $578 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at July 31, 2010 and October 31, 2009 was $359 and $621, respectively.

After considering letters of credit of $1,668 that the Company has issued, available funds under the Credit Agreement applying the borrowing formula described above were $31,832 at July 31, 2010.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Service cost	$44	$124	$2	$1

Interest cost	951	1,017	9	9

Expected return on plan assets	(646)	(694)	—	—

Recognized net actuarial loss	315	300	15	41

Amortization of prior service cost	14	22	—	(43)

Amortization of transition obligation	—	2	—	—

Net periodic benefit cost	$678	$771	$26	$8

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Service cost	$131	$371	$5	$3

Interest cost	2,852	3,052	27	28

Expected return on plan assets	(1,937)	(2,083)	—	—

Recognized net actuarial loss	946	900	46	122

Amortization of prior service cost	42	393	—	(130)

Amortization of transition obligation	—	5	—	—

Net periodic benefit cost	$2,034	$2,638	$78	$23

The Company made contributions of $1,261 to the defined benefit pension plans during the nine months ended July 31, 2010. The Company expects contributions to be $330 for the remainder of fiscal 2010.

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

Activity in the Company’s stock option plan for the nine months ended July 31, 2010 and 2009 was as follows:

	Fiscal 2010				Fiscal 2009
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	776,805	$5.88			335,734	$8.29
Options:
Granted	—	$—			319,200	$2.13
Exercised	(47,931)	$2.20			—	$—
Canceled	(15,000)	$5.82			(41,767)	$8.10

Options outstanding at July 31	713,874	$6.13	7.86	$3,181	613,167	$5.08	7.09	$1,313

Exercisable at July 31	196,774	$11.11	6.56	$363	262,734	$6.89	4.83	$476

At July 31, 2010 and 2009, the exercise prices of some of the Company’s stock option grants are higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and nine months ended July 31, 2010, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes by $128 and $518, respectively. For the three and nine months ended July 31, 2009, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes by $140 and $397, respectively. For the three and nine months ended July 31, 2010, the impact on earnings per share, net of the tax effect was a reduction of $.01 per share and $.02 per share, basic and diluted, respectively. For the three and nine months ended July 31, 2009, the impact on earnings per share, net of the tax effect was a reduction of $.01 per share and $.02 per share, basic and diluted, respectively. The total compensation cost related to non vested awards not yet recognized is expected to be a combined total of $910 over the next three fiscal years.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine month periods ended July 31, 2010, stock options of 147,000 and 483,705 and, respectively were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine month periods ended July 31, 2009, 613,167 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$2,037	$(5,055)	$4,590	$(17,422)

Basic weighted average shares	16,544	16,356	16,524	16,356
Effect of dilutive securities:
Stock options	210	—	137	—

Diluted weighted average shares	16,754	16,356	16,661	16,356

Basic income (loss) per share	$0.12	$(0.31)	$0.28	$(1.07)

Diluted income (loss) per share	$0.12	$(0.31)	$0.28	$(1.07)

Comprehensive Income

Comprehensive income for the three and nine months ended July 31, 2010 was $2,037 and $4,491, respectively. In addition to the net income of $4,590, comprehensive income for the nine months ended July 31, 2010 includes the effect of tax adjustments of $(99) to adjust the estimated pension related tax accrual to the tax return as filed. Comprehensive loss for the three and nine months ended July 31, 2009 was $5,055 and $17,422, respectively.

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first nine months of fiscal 2010 increased by 52.0% and total North American car and light truck production for the first nine months of fiscal 2010 increased by 55.2%, in each case compared with production for the first nine months of fiscal 2009. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. At July 31, 2010, the Company’s facilities were operating at approximately 41.0%, compared to 22.0% capacity at July 31, 2009. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

After the difficult year of fiscal 2009, the Company continues to exercise caution as fiscal year 2010 proceeds. The same disciplined approach that was followed in fiscal 2009 remains in place. According to industry forecasts (published by CSM Worldwide), car and light truck production is predicted to increase to 11,734,000 units, a level that represents a 39.7% improvement over fiscal 2009’s production but still 13.9% below the average production levels of the preceding five years. As described below, the Company’s approach to monitoring customer release volumes and the adjustment of the Company’s cost structure remains appropriate given the uncertainty that exists in the automotive industry including the supplier community. The Company, therefore, intends to adjust manning levels and discretionary spending in support of operations as necessary in relation to customer releases as the releases are updated.

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

The Company has also evaluated plant operations in view of the announced plant closures by our customers. In August 2009, the Company closed its Liverpool Manufacturing plant and consolidated the on-going Liverpool Manufacturing work into the Company’s Liverpool Coil plant. The steps described above are intended to maintain the Company’s focus on cost reduction, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with the Fourth Amendment of the Company’s Credit Agreement.

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

New Accounting Standards. In December 2008, the FASB issued guidance related to ASC Topic 715, “Compensation – Retirement Benefits,” the objective being to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. For disclosures about plan assets, the requirements of the guidance is required for fiscal years ending after December 15, 2009 which for the Company will be its fiscal year ending October 31, 2010. The new guidance will impact the Company’s disclosures relative to the assets held in its various defined benefit pension plans.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependant upon the location where the claim is incurred. At July 31, 2010 and October 31, 2009, the amount accrued for group insurance and workers’ compensation claims was $1,885 and $2,277, respectively. The Company does not self-insure for any other types of losses.

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

Results of Operations

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

REVENUES. Sales for the third quarter of fiscal 2010 were $114,859, an increase of $71,727 from last year’s third quarter sales of $43,132, or 166.3%. Sales increased during the third quarter of fiscal 2010 as a result of increased production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts and, most significantly, by the traditional domestic manufacturers, which include some of the Company’s largest customers. According to industry statistics, traditional domestic manufacturer production for the third quarter of fiscal 2010 increased 108.6% and total North American car and light truck production for the third quarter of fiscal 2010 increased by 72.8%, in each case compared with production for the third quarter of fiscal 2009.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2010 was $8,829 compared to a loss of $4,868 in the third quarter of fiscal 2009, an increase of $13,697. Gross profit as a percentage of sales was 7.7% in the third quarter of fiscal 2010 compared to a negative 11.3% for the same period a year ago. Gross profit in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was favorably affected by the increased volume of sales in the quarter by approximately $20,000. Gross profit was also favorably affected by material costs including improvements in revenue realized from the sale of engineered scrap during the third quarter of 2010 compared to third quarter of 2009. The net effect was reduced material costs of approximately $1,450. These favorable factors resulting in increased gross profit were offset by increasing manufacturing expenses of $7,750. Manufacturing expenses have increased in relation to the increased production volumes experienced in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Increased expenses were noted in personnel and personnel related expenses of $5,400 and repairs and maintenance and manufacturing supplies of $3,100. These increases were offset by reduced depreciation expense of $700. In the third quarter of fiscal 2009, the Company closely controlled these expenses through layoffs of personnel and through spending control measures in response to the downturn in sales experienced in that quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,804 in the third quarter of fiscal 2010, an increase of $3,252 from $1,552 in the same period of the prior year. As a percentage of sales, these expenses were 4.2% of sales in the third quarter of fiscal 2010 and 3.6% of sales in the third quarter of fiscal 2009. The increase in selling, general, and administrative expenses reflects increased personnel and personnel-related expenses of approximately $1,300 due to increased market demand. The third quarter of fiscal 2009 represented the lowest point of the depressed 2009 period. The Company initiated salary reductions and layoffs of salaried personnel in reaction to the downturn. In addition, selling, general and administrative expenses in the third quarter of fiscal 2009 were favorably affected by the reversal of a reserve of $2,070 that was initially provided in the second quarter of fiscal 2007. At that time, the reserve represented management’s estimate of the probable outcome of a legal decision related to a jury verdict adverse to the Company. The Company appealed the jury verdict to the Sixth Circuit Court of Appeals and in July 2009, the Court of Appeals overturned the jury’s verdict. Based upon the outcome of this matter, the Company reversed the reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general and administrative expenses ($2,070) and interest expense ($266) in the accompanying condensed consolidated statement of operations for the three months ended July 31, 2009.

OTHER. Interest expense for the third quarter of fiscal 2010 was $854, compared to interest expense of $741 during the third quarter of fiscal 2009. Interest expense increased from the prior year third quarter as a result of an increase in the interest rate due to the effect of the Fourth Amendment of the Company’s Credit Agreement offset by a lower level of average borrowed funds in the third quarter of fiscal 2010 compared to the prior year. Borrowed funds averaged $33,905 during the third quarter of fiscal 2010 and the weighted average interest rate was 6.94%. In the third quarter of fiscal 2009, borrowed funds averaged $54,651 while the weighted average interest rate was 4.46%.

Other expense, net was $18 for the third quarter of fiscal 2010 compared to other expense, net of $124 for the third quarter of fiscal 2009.

In the third quarter of fiscal 2010, the provision for income taxes was $1,116 on income before taxes of $3,153 for an effective tax rate of 35.4%. The provision for income taxes in the third quarter of fiscal 2009 was a benefit of $2,226 on loss before taxes of $7,281 for an effective tax rate of 30.6%. The estimated effective tax rate for fiscal 2010 has increased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 as a result of increasing state income taxes offset by changes in estimates of prior years’ tax accruals. As a result of the improved sales volumes and operating results, the Company has generated pre tax income in the third quarter of fiscal 2010 compared to the prior year third quarter period and the result has been a provision for income taxes in fiscal 2010 compared to a benefit in fiscal 2009.

NET INCOME. The net income for the third quarter of fiscal 2010 was $2,037, or $0.12 per share, diluted. The net loss for the third quarter of fiscal 2009 was $5,055, or $0.31 per share, diluted.

Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009

REVENUES. Sales for the first nine months of fiscal 2010 were $330,586, an increase of $162,194 from last year’s first nine months sales of $168,392, or 96.3%. For the first nine months of fiscal 2010, North American car and light truck production increased by 72.8%, compared with production for the first nine months of fiscal 2009.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2010 was $24,915 compared to a loss of $10,266 in the first nine months of fiscal 2009, an increase of $35,181. Gross profit as a percentage of sales was 7.5% in the first nine months of fiscal 2010 compared to a negative 6.1% for the same period a year ago. For the first nine months of fiscal 2010, gross profit increased as a result of the increased sales volume compared to the prior year first nine-month period. The effect of the increased sales volume on gross profit was approximately $44,300. Gross profit was also favorably affected by material costs including improvements in revenue realized from the sale of engineered scrap during the first nine months of 2010 compared to first nine months of 2009. The net effect was reduced material costs of approximately $6,300. Increased manufacturing expenses of approximately $15,400 offset the favorable effects of increasing sales volumes and reduced material costs. Manufacturing expenses increased in personnel and personnel related expenses by approximately $11,700 and in repairs and maintenance and manufacturing supplies by approximately $5,400. These increases were offset by reduced depreciation of approximately $1,900. The nine-month period of fiscal 2009, including the third quarter of fiscal 2009, the lowest point of the fiscal period, included the impact of Company initiatives in reaction to the depressed level of economic activity. These initiatives included layoffs of personnel and cost control of maintenance, repairs and manufacturing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $14,719, or 4.5% of sales in the first nine months of fiscal 2010, compared to $11,394, or 6.8% of sales in the same period of the prior year. The increase in selling, general, and administrative expenses reflects increasing personnel and personnel-related expenses of approximately $1,400. The third quarter of fiscal 2009 represented the lowest point of the depressed 2009 period. The Company initiated salary reductions and layoffs of salaried personnel in reaction to the downturn. In addition, selling, general and administrative expenses in the nine month period of fiscal 2009 were favorably affected by the reversal of a reserve of $2,070 that was initially provided in the second quarter of fiscal 2007. At that time, the reserve represented management’s estimate of the probable outcome of a legal decision related to a jury verdict adverse to the Company. The Company appealed the jury verdict to the Sixth Circuit Court of Appeals and in July 2009, the Court of Appeals overturned the jury’s verdict. Based upon the outcome of this matter, the Company reversed the reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general and administrative expenses ($2,070) and interest expense ($266) in the accompanying condensed consolidated statement of operations for the nine months ended July 31, 2009.

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

In fiscal 2006, management presented to the Board of Directors an assessment of its current business at its Cleveland Stamping facility and committed to a plan to cease operation of the Cleveland facility as of October 31, 2007, as a result of declining volumes. The Company recorded an impairment charge to reduce long-lived assets to their estimated fair value and recorded an estimated restructuring charge related to approximately 200 employees for severance, health insurance and curtailment of the retirement plan for employees of the Cleveland plant. An impairment recovery of $930 was recorded during the first nine-month period of fiscal 2009 for cash received upon the sale of assets that were previously impaired.

OTHER. For the first nine months of fiscal 2010, interest expense was $3,124, an increase of $996 from interest expense of $2,128 in the first nine months of fiscal 2009. The increase in interest expense compared to the prior year nine-month period resulted from the net effect of a lower level of average borrowed funds and an increase in the interest rate. The rate of interest increased as a result of the terms of the Fourth Amendment of the Company’s Credit Agreement. Borrowed funds averaged $43,550 during the first nine months of fiscal 2010 and the weighted average interest rate was 6.95%. For the first nine months of fiscal 2009, borrowed funds averaged $60,872 while the weighted average interest rate was 3.82%.

Other expense, net was $43 for the first nine months of fiscal 2010 compared to other income, net of $152 for the first nine months of fiscal 2009. Other income in fiscal 2009 is the result of currency transaction gains realized by the Company’s Mexican subsidiary.

In the first nine months of fiscal 2010, the provision for income taxes was $2,489 on income before taxes of $7,079 for an effective tax rate of 35.2%. The provision for income taxes in the first nine months of fiscal 2009 was a benefit of $7,834 on loss before taxes of $25,256 for an effective tax rate of 31.0%. The estimated effective tax rate for fiscal 2010 has increased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 as a result of increasing state income taxes offset by changes in estimates of prior year tax accruals and a domestic production activity deduction. As a result of the improved sales volumes and operating results, the Company has generated pre tax income in the first nine months of fiscal 2010 compared to the first nine month period of fiscal 2009 and the result has been a provision for income taxes in fiscal 2010 compared to a benefit in fiscal 2009.

NET INCOME. The net income for the first nine months of fiscal 2010 was $4,590, or $0.28 per share, diluted. The net loss for the first nine months of fiscal 2009 was $17,422, or $1.07 per share, diluted.

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

On November 13, 2009, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012, subject to a borrowing formula requirement. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. The borrowing formula is the sum of the Company’s accounts receivable and inventory, minus accounts payable, plus $30,000 for the period from July 31, 2010 through July 30, 2011 and $25,000 for the period from July 31, 2011 to the conclusion of the Credit Agreement. Under the Fourth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fourth Amendment, or the Eurodollar Rate, as defined in the Fourth Amendment. The selected index is combined with a designated margin of 500 basis points for Eurodollar loans or 400 basis points for Base Rate loans. At July 31, 2010, the interest rate for the revolving credit facility was at 7.00% for Eurodollar rate loans and 7.25% for base rate loans.

The Fourth Amendment requires the Company to maintain compliance with fixed charge and leverage ratio requirements. The Fourth Amendment specifies that the leverage ratio shall not exceed 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, and 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fourth Amendment specifies that the fixed charge coverage ratio shall not be 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company must also maintain agreed to levels of EBITDA (as defined) for the three month periods ending at each month end date from October 31, 2009 to July 31, 2010. The Company was in compliance with the financial covenants at July 31, 2010.

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

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly principal payments of $63 through April 2011. In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.25% and required monthly payments of $76 through April 2010. As of July 31, 2010 and October 31, 2009, $578 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at July 31, 2010 and October 31, 2009 was $359 and $621, respectively.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Credit Agreement	Other Debt	Total
2011	$—	$937	$937
2012	32,500	—	32,500
2013	—	—	—
2014	—	—	—
2015	—	—	—

Total	$32,500	$937	$33,437

At July 31, 2010, total debt was $33,437 and total equity was $100,697, resulting in a capitalization rate of 25.0% debt, 75.0% equity. Current assets were $96,987 and current liabilities were $68,939 resulting in positive working capital of $28,048.

Cash was generated by net income and by expenses charged to earnings to arrive at net income that do not require a current outlay of cash amounting to $25,990 compared to $1,182 consumed in the first nine months of 2009. The improvement in cash flow from operations resulted from the improvement in net income in the first nine months of fiscal 2010 compared to the net loss incurred in the first nine months of fiscal 2009.

Working capital changes since October 31, 2009 used funds of $3,668. Accounts receivable decreased by $1,476 while inventories increased by $227. Payables and other liabilities decreased by $6,690. Income taxes provided funds of $4,162 based on the recovery of taxes paid in prior years resulting from the carry back of the fiscal 2009 federal net operating loss.

Capital expenditures in the first nine months of fiscal 2010 were $2,068. The Company had unpaid capital expenditures of approximately $268 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

After considering letters of credit of $1,668 that the Company has issued, available funds under the Credit Agreement applying the borrowing formula described above were $31,832 at July 31, 2010. Considering the fact that the amounts in the borrowing formula are subject to change daily, the available funds could be as high as $45,832 using the revolving line of credit of $80 million. For fiscal 2010, the Fourth Amendment specifies varying requirements for the financial covenants for varying periods of fiscal 2010 and beyond, as described above. At this time, the Company believes that funds available under the Credit Agreement and cash flow from operations will provide sufficient liquidity to meet its cash requirements, including capital expenditures, pension obligations and repayments of other debt, through July 31, 2011 and to meet the requirements of the financial covenants of the Credit Agreement, as revised in the Fourth Amendment, during fiscal 2010. Furthermore, the Company does not anticipate at this time any change in business conditions or operations of the Company that could be deemed as a material adverse change by the agent bank or required lenders, as defined, and thereby result in declining borrowed amounts as immediately due and payable.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of July 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.

There have been no changes in the Company’s internal control over financial reporting during the first nine months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 25, 2010

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.