Form 10-K
period 2010-10-31
SHILOH INDUSTRIES INC
filed 2010-12-17
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010	Commission file no. 0-21964

Shiloh Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $8.13 per share as reported by the Nasdaq Global Market, was approximately $42,234,610. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 13, 2010 was 16,570,875.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Holdings Inc (the parent of MTD Products Inc) is a 50.9% stockholder of the Company.

Products and Manufacturing Processes

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2010	2009
	(dollars in thousands)
Complex stampings and modular assemblies	$133,920	$89,795
Engineered welded blanks	218,412	116,734
Blanking	69,480	46,388
Tools, dies, steel processing, scrap, and other	35,460	16,464

Total	$457,272	$269,381

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

In fiscal 2010, General Motors and Chrysler accounted for approximately 34.0% and 15.0%, respectively of the Company’s revenues. No other individual customer accounted for more than 10% of the Company’s revenues in fiscal 2010. At October 31, 2010 and 2009, General Motors accounted for 33.3% and 41.9% of the Company’s accounts receivable, respectively and Chrysler accounted for 17.5% and 18.7% of the Company’s accounts receivable, respectively.

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

Competition

Competition for sales of steel blanks and engineered welded blanks is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of General Motors, Ford and Chrysler, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competitors for engineered welded blanks include Delaco Welded Blanks, TWB Co., LLC, Powerlaser Ltd. and Procoil Corp. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assembly business are Narmco Group, Midwest Stamping and Manufacturing Company, Gestamp North America Inc. and Midway Products Group. The methods of competition with these companies in blanks, engineered welded blanks and automotive stampings and assemblies are product quality, price, delivery, location and engineering capabilities. Shiloh is the only supplier of engineered welded blanks that is not affiliated with a steel company.

Employees

As of November 30, 2010, the Company had approximately 1,250 employees. A total of approximately 127 employees at two of the Company’s subsidiaries are covered by two collective bargaining agreements that are due to expire in June 2011 and November 2014.

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

Revenues from the Company’s foreign subsidiary in Mexico were $23.3 million and $9.6 million for fiscal years 2010 and 2009, respectively. These revenues represent 5% of total revenues for fiscal 2010 and 4% of total revenues for fiscal year 2009. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $16.1 million and $16.9 million at October 31, 2010 and 2009, respectively. The consolidated long-lived assets of the Company totaled $127.3 million and $152.6 million at October 31, 2010 and 2009, respectively.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company’s facilities, all of which are owned are as follows:

Subsidiary	Facility Name	Location	Square Footage	Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio (1)	295,000	1955	Blanking/Tool and Die Production/ Complex Stamping and Modular Assembly

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	255,000	1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	254,000	2000	Engineered Welded Blanks

VCS Properties, LLC		Valley City, Ohio	260,000	1977	Real Estate Leasing

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000	1990	Other Steel Processing/ Administration

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	260,000	1999	(Closed)

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000	1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000	1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly/ Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500	1998	Blanking/Engineered Welded Blanks/ Complex Stamping and Modular Assembly

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000	2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000	2000	Engineered Welded Blanks/Complex Stamping and Modular Assembly

(1)	The Company has announced that the Mansfield Blanking facility will be closing.

Item 3.	Legal Proceedings

The Company is involved in various lawsuits arising in the ordinary course of business. In management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2010.

Executive Officers of the Registrant

The following information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 71 years old.

Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. Mr. Zampetis is 65 years old.

Kevin P. Bagby, Vice President of Finance and Chief Financial Officer.    Mr. Bagby assumed the position of Vice President of Finance and Chief Financial Officer of Shiloh Industries, Inc in November 2008. Mr. Bagby recently served as Vice President, Chief Financial Officer and Treasurer of Freightcar America, a manufacturer of aluminum bodied railroad freight cars from 2004 to 2008. Mr. Bagby previously served as Vice President and CFO of Stoneridge, Inc., a manufacturer of electronic components, modules and systems for the automotive and industrial markets from 1995 to 2004. Prior to joining Stoneridge, Mr. Bagby held senior financial leadership positions with Kelsey-Hayes, General Tire and Abex Corporation. Mr. Bagby is 59 years old.

James F. Keys, Senior Vice President and Chief Technology Officer.    Mr. Keys was named Senior Vice President of Advanced Technology/Sales and Marketing in May 2002. Mr. Keys is 57 years old.

Anthony M. Parente, Vice President, Manufacturing Operations.    Mr. Parente was named Vice President of Manufacturing Operations in October 2006. He started his career at MTD Automotive as an electrical apprentice in 1979 and joined the Company through its acquisition of MTD Automotive in 1999. He progressed effectively through different technical assignments. He was appointed Plant Manager of the Ohio Welded Blank Plant in 2001, and was promoted to the position of Group General Manager three years later. Mr. Parente is 49 years old.

Craig S. Parsons, Vice President Sales and Business Development.    Mr. Parsons was named Vice President Sales and Business Development on December 1, 2009. Formerly, Mr. Parsons was with Noble International, Ltd. for sixteen years. Mr. Parsons was President of Noble from June 2009 to November 2009. Formerly he was Executive Vice President, Global Sales and Marketing, Asia Business Development since 2007 and Vice President of sales since 2004. Mr. Parsons is 39 years old.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol “SHLO.” On December 10, 2010, the closing price for the Company’s Common Stock was $12.56 per share.

The Company’s Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company’s Common Stock for its four quarters in each of 2010 and 2009.

	2010		2009
Quarter	High	Low	High	Low
1st	$5.30	$4.00	$4.80	$1.25
2nd	$8.13	$4.20	$2.89	$1.23
3rd	$10.04	$8.03	$4.99	$1.89
4th	$10.43	$8.33	$5.45	$4.02

As of the close of business on December 10, 2010, there were 100 stockholders of record for the Company’s Common Stock. The Company believes that the actual number of stockholders of the Company’s Common Stock exceeds 400. The Company did not repurchase any of the Company’s equity securities during fiscal 2010.

The Board of Directors of the Company declared no dividends during the year ended October 31, 2010. Subsequent to year end on December 10, 2010, the Board of Directors of the Company declared a special dividend of $.12 per share payable on December 29, 2010 to shareholders of record on December 22, 2010. Prior to that, on February 21, 2008, the Board of Directors of the Company declared a special dividend of $1.00 per share, which was paid on March 11, 2008 to shareholders of record as of March 4, 2008.

Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

General

Shiloh is a supplier of numerous parts to both automobile OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are very dependent upon the North American production of automobiles and light trucks, particularly production by traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production in fiscal 2010 increased by 44% and total North American car and light truck production for the fiscal 2010 increased by 41%, in each case compared with production of fiscal 2009. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company. As of October 31, 2010, 52.9% of the Company’s receivables outstanding are due from General Motors, Chrysler, and Ford.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of these operations. For fiscal 2010, the Company’s facilities operated at approximately 41.1% capacity and operated at an increased rate of 41.4% in the fourth quarter of fiscal 2010. For fiscal 2009, plant utilization was at 23.7%. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has varied widely during the last fiscal year. The Company also blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal 2010 in North America according to industry statistics was 11,816,000 units. The production units for fiscal 2010 compares to 8,400,000 in fiscal 2009, 13,320,000 in fiscal 2008, 15,167,000 in fiscal 2007, 15,480,000 in fiscal year 2006 and 15,745,000 in fiscal 2005. Production in fiscal 2009 was affected by low consumer demand, the inability to finance vehicle leases and purchases, and higher unemployment levels, among other factors affecting the economy at that time. These same factors are affecting the automotive industry globally as well as domestically.

In response to the low production volume of fiscal 2009, the Company initiated several action plans which were continued throughout fiscal 2010. These included:

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

These daily activities were factored into forecasts for each plant for the balance of the fiscal year. The plant forecasts were consolidated to provide forecasts of operating results on a weekly and monthly basis, updated weekly to reflect the latest developments in terms of customer intelligence and new awards of business. This process was intended to address the cash needs of the Company considering capital asset and tooling needs related to new business as well as ongoing cash requirements for operations, payroll, pension contributions, debt repayment requirements, contingencies and other matters.

All of the above actions were intended to ensure that controllable variable spending is in line with the forecast of sales as indicated by the customer releases against open purchase orders. Actions were also initiated to monitor selling, general and administrative costs as well.

The Company also assessed the level of working capital risk with each customer by monitoring accounts receivable and payable levels to ensure that net balances are either equal or in favor of the Company. The Company also reviews compliance of the Company’s customers with terms and conditions of their purchase orders and gathers market intelligence on the customers to consider in assessing any risk in the collection process.

With the conclusion of fiscal 2010, the Company continues to exercise caution as the next fiscal year has begun. The same disciplined approach that was followed in fiscal 2009 and 2010 remains in place. According to industry forecasts, car and light truck production is predicted to increase to 12,282,000 units, a level that represents a 3.9% improvement over fiscal 2010’s production but still 4.3% below the average production levels of the preceding five years. The Company’s approach to monitoring customer release volumes and the adjustment of the Company’s cost structure, as described above, remains appropriate to aid the Company in controlling operating costs and maintaining or improving profitability. The Company therefore intends to adjust manning levels and discretionary spending in support of operations as necessary in relation to customer releases as the releases are updated.

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

The Company carefully assesses its risk with each of its customers and considering compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and net account receivable / account payable position with customers, if applicable.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on then current facts, the Company recorded a net impairment charge of $1,644 related to long-lived assets in the second quarter of fiscal 2009 and a charge of $4,575 in the fourth quarter of fiscal 2010. See Note 2 to the consolidated financial statements for a discussion of impairment charges recorded in fiscal 2009 and 2010. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At October 31, 2010 and 2009, the amount accrued for group insurance and workers’ compensation claims was $2,160 and $2,277, respectively. The insurance reserves have declined between years as a result of improved safety statistics, reduced employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Payments.    The Company records compensation expense for the fair value of nonvested stock option awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. Beginning in 2010, the Principal Pension Discount Yield Curve (“Principal Curve”) has replaced the Citigroup Pension Discount Curve (“Citigroup Curve”) as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to the Citigroup Curve, that was used in fiscal 2009, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2010, the resulting discount rate from the use of the Principal Curve was 5.50%, a decrease of .25% from a year ago that resulted in an increase of the benefit obligation of approximately $1,800. A change of 25 basis points in the discount rate at October 31, 2010 would increase or decrease expense on an annual basis by approximately $61.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $107.

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

For the twelve months ended October 31, 2010, the actual return on pension plans’ assets for all of the Company’s plans approximated 13.20% to 15.00%, which exceeded the expected rate of return on plan assets of 7.50% used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will increase in fiscal 2011, and that pension expense will increase in fiscal 2011 as well.

Results of Operations

Year Ended October 31, 2010 Compared to Year Ended October 31, 2009

Revenues.    Sales for fiscal 2010 were $457,272, an increase of $187,891 over fiscal 2009 of $269,381, or 70%. Sales increased during fiscal 2010 as a result of increased production volumes experienced by the North American automotive and heavy truck industries for which the Company supplies parts as well as sales that resulted from business awarded to the Company from competitors and sales that resulted from new model introductions during fiscal 2010. According to industry statistics, traditional domestic manufacturer production for fiscal 2010 increased by 44% and total North American car and light truck production for fiscal 2010 increased by 41%, in each case compared with production for fiscal 2009

Gross Profit.    Gross profit for fiscal 2010 was $34,662 compared to a loss of $5,133 for fiscal 2009, an increase of $39,795. Gross profit as a percentage of sales was 7.6% for fiscal 2010 compared to a negative 1.9% for fiscal 2009. Gross profit for fiscal 2010 compared to fiscal 2009 was favorably affected by the increased volume of sales in fiscal 2010 compared to the previous year improving gross profit by approximately $49,400. Gross profit was also favorably affected by lower material costs, including improvements in revenue realized from the sale of engineered scrap during fiscal 2010 compared to fiscal 2009. The net effect was reduced material costs of approximately $8,100. These favorable factors resulting in increased gross profit were offset by increased manufacturing expenses of approximately $17,850 that were related to the increased sales volumes and level of production activity experienced in fiscal 2010 compared to fiscal 2009. Personnel and personnel related expenses increased by approximately $11,800 and expenses related to repairs and maintenance and manufacturing related supplies increased by approximately $5,700.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $19,916, or 4.4% of fiscal 2010 sales. For fiscal 2009, selling general and administrative expenses were $16,429, or 6.1% of fiscal 2009 sales. The increase in selling, general, and administrative expenses reflects increased personnel and personnel-related expenses of approximately $1,600 reflecting the improved economic conditions in fiscal 2010 compared to the depressed conditions of fiscal 2009. In addition, selling, general and administrative expenses in fiscal 2009 were favorably affected by the reversal of a reserve of $2,070 that was initially provided in the second quarter of fiscal 2007. At that time, the reserve represented management’s estimate of the probable outcome of a legal decision related to a jury verdict adverse to the Company. The Company appealed the jury verdict to the Sixth Circuit Court of Appeals and in July 2009, the Court of Appeals overturned the jury’s verdict. Based upon the outcome of this matter, the Company reversed the reserve as well as interest accrued since the reserve was established. The reversal was credited to selling, general and administrative expenses ($2,070) and interest expense ($266) in the accompanying consolidated statement of operations for fiscal 2009.

Asset Impairment and Restructuring Charge.    During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s plant in Mansfield, Ohio. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, Ohio. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company will relocate certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, the Company recorded an asset impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. Recovery of previously impaired assets from the sale of equipment from a former Company facility of $48 reduced the Mansfield impairment charge to a net amount of $4,527.

In March 2009, management presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales. The Board approved the plan. The Company therefore has completed its plan to relocate certain machinery and equipment to another of the Company’s plants to service business that will continue and to close operations at Liverpool. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The estimated fair value of the assets was zero because, similar to Mansfield, the assets were worn machinery and equipment for which the Company had no further use and have a limited use and limited value in a used equipment market. The asset impairment charge for Liverpool of $1,644 was offset by the sale for cash of $930 for equipment from the Company’s former Cleveland Stamping facility. The net asset impairment charge was $714 for fiscal 2009. The Company also recorded a restructuring charge of $906 based on a negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of the Liverpool Manufacturing employees.

Other.    For fiscal 2010, interest expense was $3,757, an increase of $437 from interest expense of $3,320 in fiscal 2009. The increase in interest expense compared to the prior year resulted from an increase in the rate of interest as a result of the Third and Fourth Amendments of the Company’s Credit Agreement despite a lower level of borrowed funds. Borrowed funds averaged $40,364 during the fiscal 2010 and the weighted average interest rate was 6.51%. For fiscal 2009, borrowed funds averaged $59,198 while the weighted average interest rate was 4.55%. Interest expense for fiscal 2009 also includes a reduction of $266 related to interest that had been accrued on a legal reserve that was established in the second quarter of fiscal 2007 and reversed in the third quarter of fiscal 2009 as a result of a decision of the Sixth Circuit Court of Appeals favorable to the Company. Interest expense in fiscal 2009 also includes accelerated amortization of deferred financing costs of $259 related to the Third Amendment Agreement of the Company’s Credit Agreement and the reduction of the borrowing capacity from $120 million to $95 million. In fiscal 2010 accelerated amortization of deferred financing costs was $148 related to the Fourth Amendment of the Credit Agreement. There was no accelerated amortization of deferred financing costs associated with the Fifth Amendment of the Credit Agreement in September 2010.

Other expense, net was $253 for fiscal 2010 compared to other expense, net of $5 for fiscal 2009. Foreign currency transaction expenses related to the Company’s Mexican subsidiary caused the increase in other expense in fiscal 2010 compared to fiscal 2009.

The provision for income taxes in fiscal 2010 was $2,041 on income before taxes of $5,902 for an effective tax rate of 34.6%. In fiscal 2009 the provision for income taxes was a benefit of $8,694 on a loss before taxes of $26,478 for an effective tax rate of 32.8%. The effective tax rate for fiscal 2010 and 2009 included the losses of the Company’s Mexican subsidiary for which no tax benefit could be recorded, the effect of state taxes, and adjustments of previously filed tax returns.

Net Income.    Net income for fiscal 2010 was $3,861, or $0.23 per share diluted. In fiscal 2009, the net loss was $17,784 or $1.09 per share diluted.

Liquidity and Capital Resources

On August 1, 2008, the Company entered into a credit agreement with a syndicate of lenders with PNC Bank National Association, successor of National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The initial agreement provided the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The Credit Agreement also established limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index is combined with a designated margin from an agreed upon pricing matrix. At October 31, 2010, the interest rate for the revolving credit facility was at 3.26% for Eurodollar rate loans and 5.25% for base rate loans.

The Fifth Amendment requires the Company to maintain compliance with the fixed charge coverage and leverage ratio requirements. The Fifth Amendment also specifies that the leverage ratio shall not exceed 2.75 to 1.00 from July 31, 2010 through January, 2011, 2.5 to 1.00 from January 31, 2011 through July 30, 2011, 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fifth Amendment specifies that the fixed charge coverage ratio shall not be less than 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company was in compliance with the financial covenants at October 31, 2010.

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

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly payments of $63 through April 2011. In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies that had a fixed interest rate of 3.25% and required monthly payments of $76 through April 2010. As of October 31, 2010 and October 31, 2009, $451 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at October 31, 2010 and 2009 was $270 and $621, respectively.

After considering letters of credit of $1,668 that the company has issued, available funds under the Credit Agreement applying the borrowing formula described above were $51,432 at October 31, 2010.

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Amended Credit Agreement	Other Debt	Total
2011	$—	$721	$721
2012	26,900	—	26,900
2013	—	—	—
2014	—	—	—
2015	—	—	—

Total	$26,900	$721	$27,621

At October 31, 2010, total debt was $27,621 and total equity was $102,179, resulting in a capitalization rate of 21.3% debt, 78.7% equity. Current assets were $100,395 and current liabilities were $72,545 resulting in positive working capital of $27,850.

Cash was generated by net income and expenses charged to earnings to arrive at net income that do not require a current outlay of cash of $32,928 in fiscal 2010 compared to cash generated of $12,250 in fiscal 2009. The increase of $20,678 reflects the return to profitability in fiscal 2010 compared to fiscal 2009.

Working capital changes since October 31, 2009 consumed funds of $3,667. During the fiscal 2010, accounts receivable have increased by $6,757 in connection with the increased sales volume experienced in fiscal 2010. Inventory decreased by $2,619 since the end of fiscal 2009 as inventory supply chain controls contributed to reducing inventory on the higher sales levels. Accounts payable, net have decreased $6,129.

Capital expenditures in fiscal 2010 were $3,853. Funds from operating activities net of capital expenditures and proceeds of asset sales were used to reduce debt by $24,879 during fiscal 2010.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and, therefore, to closely monitor the Company’s working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations of the Amended Credit Agreement through maturity of the agreement in July 2012, as well as pension contributions of $4,459 during fiscal 2011, capital expenditures for fiscal 2011 and repayments of the other debt of $721.

As of October 31, 2010 the Company has $2,125 of commitments for capital expenditures and $6,627 of commitments under non-cancelable operating leases. These capital expenditures in 2010 are for the support of current and new business, expected increases in existing business and enhancements of production processes.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Standards

Effective July 1, 2009, the FASB ASC (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2009, several new accounting standards became effective. These new standards are included in FASB ASC Topic 855, “Subsequent Events” and Topic 825, “Financial Instruments.” The Company has determined that the changes to these accounting standards in fiscal 2009 do not have a material effect on the Company’s consolidated financial statements.

During fiscal 2011, several new accounting standards will become effective for the Company. These new standards are included in the following topics of the FASB ASC: Topic 310, “Financing Receivables” and Topic 605 “Milestone Method of Revenue Recognition including Multiple-Deliverable Revenue Arrangements”. The Company is in the process of evaluating the impact of these new standards and believes that the changes will not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance related to ASC Topic 715, “Compensation—Retirement Benefits,” the objective being to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. For disclosures about plan assets, the requirements of the guidance is required for fiscal years ending after December 15, 2009. This guidance was adopted in fiscal 2010. Note 9 includes the application of ASC Topic 715, “Compensation—Retirement Benefits.”

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

Item 8.	Financial Statements and Supplementary Data

The following Financial Statement Schedule for the two years ended October 31, 2010 is included in Item 15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves	53

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the Company) as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Grant Thornton LLP

Cleveland, Ohio

December 17, 2010

SHILOH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	October 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$34	$127
Accounts receivable, net	72,076	65,008
Related party accounts receivable	984	1,295
Income tax receivable	1,163	6,546
Inventories, net	20,919	23,538
Deferred income taxes	2,631	2,124
Prepaid expenses	2,588	1,178

Total current assets	100,395	99,816

Property, plant and equipment, net	125,093	151,798
Deferred income taxes	1,432	—
Other assets	727	817

Total assets	$227,647	$252,431

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$721	$880
Accounts payable	54,172	60,301
Other accrued expenses	17,652	13,648

Total current liabilities	72,545	74,829

Long-term debt	26,900	51,620
Deferred income taxes	—	1,093
Long-term benefit liabilities	24,485	27,808
Other liabilities	1,538	1,589

Total liabilities	125,468	156,939

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2010 and October 31, 2009, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,567,459 and 16,502,929 shares issued and outstanding at October 31, 2010 and 2009, respectively	166	165
Paid-in capital	62,317	61,344
Retained earnings	62,480	58,619
Accumulated other comprehensive loss:
Pension related liability, net	(22,784)	(24,636)

Total stockholders’ equity	102,179	95,492

Total liabilities and stockholders’ equity	$227,647	$252,431

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Years Ended October 31,
	2010	2009
Revenues	$457,272	$269,381
Cost of sales	422,610	274,514

Gross profit (loss)	34,662	(5,133)
Selling, general and administrative expenses	19,916	16,429
Asset impairment charges, net	4,527	714
Restructuring charges	309	906

Operating income (loss)	9,910	(23,182)
Interest expense	3,757	3,320
Interest income	2	29
Other expense	(253)	(5)

Income (loss) before income taxes	5,902	(26,478)
Provision (benefit) for income taxes	2,041	(8,694)

Net income (loss)	$3,861	$(17,784)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.23	$(1.09)

Weighted average number of common shares	16,532	16,375

Diluted earnings (loss) per share	$0.23	$(1.09)

Weighted average number of common shares	16,678	16,375

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,861	$(17,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,220	29,491
Amortization of deferred financing costs	756	507
Asset impairment charges, net	4,527	714
Deferred income taxes	(3,217)	(1,299)
Stock-based compensation expense	646	625
Loss (gain) on sale of assets	135	(4)
Changes in operating assets and liabilities:
Accounts receivable	(6,757)	6,402
Inventories	2,619	10,674
Prepaids and other assets	(1,538)	(250)
Payables and other liabilities	(3,509)	(4,169)
Income taxes receivable	5,518	(4,274)

Net cash provided by operating activities	29,261	20,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,853)	(7,304)
Proceeds from sale of assets	68	1,014

Net cash used in investing activities	(3,785)	(6,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	642	764
Repayments of short-term borrowings	(720)	(613)
Payment of capital lease	—	(2)
Increase (decrease) in overdraft balances	(345)	2,263
Proceeds from long-term borrowings	3,700	13,239
Repayments of long-term borrowings	(28,501)	(31,840)
Proceeds from exercise of stock options	193	250
Payment of deferred financing costs	(538)	(487)

Net cash used in financing activities	(25,569)	(16,426)

Net decrease in cash and cash equivalents	(93)	(2,083)
Cash and cash equivalents at beginning of year	127	2,210

Cash and cash equivalents at end of year	$34	$127

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
November 1, 2008	$164	$60,470	$76,403	$(16,566)	$120,471
Net loss	—	—	(17,784)	—	(17,784)
Pension liability, net of tax benefit of $4,754	—	—	—	(8,070)	(8,070)

Comprehensive loss	—	—	—	—	(25,854)
Exercise of stock options	1	249	—	—	250
Stock options compensation cost	—	625	—	—	625

October 31, 2009	$165	$61,344	$58,619	$(24,636)	$95,492
Net income	—	—	3,861	—	3,861
Pension liability, net of tax effect of $185	—	—	—	1,852	1,852

Comprehensive income	—	—	—	—	5,713
Exercise of stock options	1	192	—	—	193
Stock options compensation cost	—	646	—	—	646
Tax benefit on stock options	—	135	—	—	135

October 31, 2010	$166	$62,317	$62,480	$(22,784)	$102,179

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

Employee Benefit Plans

The Company accrues the cost of defined benefit pension plans, in accordance with Statement of Financial Accounting Standards Board(“FASB”) Accounting Standards codification(“ASC”) Topic 715 “Compensation—Retirement Benefits”. The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 90 current employees.

Stock-Based Compensation

The Company records compensation cost for share-based awards based upon fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.

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

Comprehensive Income

Comprehensive income is defined as net income(loss) and changes in stockholders’ equity from non-owner sources which, for the Company in the periods presented, consists of pension related liability adjustments.

Statement of Cash Flows Information

Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.

Supplemental disclosures of cash flow information are as follows:

	Years Ended October 31,
	2010	2009
Cash paid (refunded) for:
Interest	$3,157	$3,261
Income taxes, net of refunds	$(285)	$(2,496)

Concentration of Risk

The Company sells products to customers primarily in the automotive and heavy truck industries. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers’ financial condition. The allowance for non-collection of accounts receivable is based on the expected collectability of all accounts receivable. Losses have historically been within management’s expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 14—Business Segment Information for discussion of concentration of revenues.

As of October 31, 2010, the Company had approximately 1,250 employees. A total of approximately 127 employees at two of the Company’s subsidiaries are covered by two collective bargaining agreements that are due to expire in June 2011 and November 2014, respectively.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company’s risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations. As of October 31, 2010 and 2009, there were no foreign currency forward exchange contracts outstanding.

Guarantees

The Company has certain indemnification clauses within its credit facility and certain lease agreements that are considered to be guarantees within the scope of FASB ASC Topic 460, “Guarantees”. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. Additionally, the Company’s exposure to warranty-related obligations is not material.

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

Other New Accounting Standards

Effective July 1, 2009, the FASB ASC (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2009, several new accounting standards became effective. These new standards are included in FASB ASC Topic 855, “Subsequent Events” and Topic 825, “Financial Instruments.” The Company has determined that the changes to these accounting standards in fiscal 2009 do not have a material effect on the Company’s consolidated financial statements.

During fiscal 2011, several new accounting standards will become effective for the Company. These new standards are included in the following topics of the FASB ASC: Topic 310, “Financing Receivables” and Topic 605 “Milestone Method of Revenue Recognition including Multiple-Deliverable Revenue Arrangements”. The Company is in the process of evaluating the impact of these new standards and believes that the changes will not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance related to ASC Topic 715, “Compensation—Retirement Benefits,” the objective being to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. For disclosures about plan assets, the requirements of the guidance is required for fiscal years ending after December 15, 2009. This guidance was adopted in fiscal 2010. Note 9 includes the application of ASC Topic 715, “Compensation—Retirement Benefits.”

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Asset Impairment and Restructuring Charges

During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s plant in Mansfield, Ohio. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, Ohio. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company will relocate certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. Recovery of previously impaired assets from the sale of equipment from a former Company facility of $48 reduced the Mansfield impairment charge to a net amount of $4,527.

In March 2009, management presented to the Board of Directors its plan to close the operations of its Liverpool Manufacturing Division due to declining levels of sales and the Board approved the plan. The Company therefore relocated certain machinery and equipment to another of the Company’s plants to service business that continued and closed operations at Liverpool. As a result, the Company recorded an impairment charge of $1,644 to reduce long-lived assets that will not be transferred to their estimated fair value. The estimated fair value of the assets was zero because, similar to Mansfield, the assets were worn machinery and equipment for which the Company had no further use and have a limited use and limited value in a used equipment market. The Company also recorded a restructuring charge of $906 based on a negotiated settlement for approximately 100 employees for severance, health insurance, and curtailment of the retirement plan of the Liverpool Manufacturing employees. Recoveries of previously impaired assets from the sale of equipment of the Cleveland Stamping facility in fiscal 2009 of $930 resulted in a net impairment charge of $714 for fiscal 2009.

A summary of the charges included in the accompanying consolidated statements of operations for fiscal 2010 and 2009, is below.

	2010	2009
Asset impairment	$4,527	$714

Restructuring—Severance and benefits	$—	$581
Restructuring—Pension curtailment	309	325

	$309	$906

An analysis of restructuring charges and related reserves of the Company for fiscal 2009 is as follows:

	Restructuring Reserves at October 31, 2008	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2009
Restructuring—Severance and benefits	$—	$581	$(581)	$—

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $209 and $729 at October 31, 2010 and 2009, respectively. The Company recognized net bad debt expense (credit) of $(41) and $374 during fiscal 2010 and 2009, respectively, in the consolidated statements of operations.

The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 4—Inventories

	October 31,
	2010	2009
Inventories consist of the following:
Raw materials	$8,009	$8,746
Work-in-process	5,246	5,696
Finished goods	6,321	6,393

Total material	19,576	20,835
Tooling	1,343	2,703

Total inventory	$20,919	$23,538

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,393 and $1,385 at October 31, 2010 and 2009, respectively.

Note 5—Other Assets

	October 31,
	2010	2009
Other assets consist of the following:
Deferred financing costs	$526	$744
Other	201	73

Total	$727	$817

Deferred financing costs are amortized over the term of the debt. During fiscal 2010 and 2009, amortization of these costs amounted to $756 and $507, respectively. Accumulated amortization was $1,334 and $578 as of October 31, 2010 and 2009, respectively. In July 2009, the Company recorded additional amortization of prior deferred financing costs of $259 as a result of entering into the Third Amendment of the Credit Agreement and capitalized $487 of new costs incurred in conjunction with the completion of the Third Amendment. In November 2009, the Company recorded additional amortization of prior deferred financing costs of $148 as a result of entering into the Fourth Amendment of the Credit Agreement and capitalized $370 of the new costs incurred in conjunction with the completion of the Fourth Amendment. In September 2010, the Company completed the Fifth Amendment of the Credit Agreement and capitalized $168 of new costs as a result of the Fifth Amendment with no additional amortization required.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2010	2009
Land	$8,460	$8,635
Buildings and improvements	102,671	102,330
Machinery and equipment	339,931	339,473
Furniture and fixtures	11,029	10,359
Construction in progress	3,106	6,174

Total, at cost	465,197	466,971
Less: Accumulated depreciation	340,104	315,173

Property, plant and equipment, net	$125,093	$151,798

Depreciation expense was $26,220 and $29,491 in fiscal 2010 and 2009, respectively.

During the years ended October 31, 2010 and 2009, interest capitalized as part of property, plant and equipment was $42 and $254, respectively. The Company had unpaid capital expenditures of approximately $281 and $154 at October 31, 2010 and 2009, respectively, and such amounts are included in accounts payable at those dates and excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2010 and 2009. The Company has commitments for capital expenditures of $2,125 at October 31, 2010 that will be incurred in 2011.

Note 7—Financing Arrangements

Debt consists of the following:

	October 31,
	2010	2009
Credit Agreement—interest at 3.47% and 7.02% at October 31, 2010 and 2009, respectively	$26,900	$51,350
Insurance broker financing agreement	451	529
State of Ohio promissory note	270	621

Total debt	27,621	52,500
Less: Current debt	721	880

Total long-term debt	$26,900	$51,620

The weighted average interest rate of all debt was 6.51% and 4.55% for fiscal years 2010 and 2009, respectively.

On August 1, 2008, the Company entered into a credit agreement with a syndicate of lenders with PNC Bank National Association, successor of National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The initial agreement provided the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at then current market rates. The Credit Agreement also established limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets. Borrowings under the former credit agreement were repaid with the proceeds from the new agreement.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company has the option to select the applicable interest rate based upon two indices—a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index is combined with a designated margin from an agreed upon pricing matrix. At October 31, 2010, the interest rate for the revolving credit facility was at 3.26% for Eurodollar rate loans and 5.25% for base rate loans.

The Fifth Amendment requires the Company to maintain compliance with the fixed charge coverage and leverage ratio requirements. The Fifth Amendment also specifies that the leverage ratio shall not exceed 2.75 to 1.00 from July 31, 2010 through January, 2011, 2.5 to 1.00 from January 31, 2011 through July 30, 2011, 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fifth Amendment specifies that the fixed charge coverage ratio shall not be less than 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company was in compliance with the financial covenants at October 31, 2010.

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

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly payments of $63 through April 2011. In July 2009, the Company entered into a finance agreement with an insurance broker for various insurance policies which had a fixed rate of 3.25% and required monthly payments of $76 through April 2010. As of October 31, 2010 and October 31, 2009, $451 and $529, respectively, remained outstanding under these agreements and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue thereafter increasing annually until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at October 31, 2010 and 2009 was $270 and $621, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Amended Credit Agreement	Other Debt	Total
2011	$—	721	721
2012	26,900	—	26,900
2013	—	—	—
2014	—	—	—
2015	—	—	—

Total	$26,900	$721	$27,621

After considering letters of credit of $1,668 that the Company has issued, available funds under the Credit Agreement were $51,432 at October 31, 2010.

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

The longest lease term of the Company’s current leases extends to November 2013. Rent expense under operating leases for fiscal years 2010 and 2009 was $2,997 and $3,142, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2010:

2011	$2,246
2012	2,123
2013	2,064
2014	194
2015	0
2016	0

Note 9—Employee Benefit Plans

The Company maintains pension plans covering its employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 90 employees and their dependents. The measurement date for the Company’s employee benefit plans coincides with its fiscal year end, October 31.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

At October 31

	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$(68,234)	$(52,457)	$(677)	$(484)
Service cost	(175)	(331)	(6)	(5)
Interest cost	(3,802)	(4,069)	(36)	(37)
Amendments and settlements	—	267	—	68
Actuarial gain (loss)	(2,392)	(14,852)	36	(316)
Benefits paid	3,691	3,208	93	97

Benefit obligation at end of year	(70,912)	(68,234)	(590)	(677)
Change in plan assets:
Fair value of plan assets at beginning of year	39,300	39,044	—	—
Actual return on plan assets	5,288	3,194	—	—
Employer contributions	1,591	270	93	97
Benefits paid	(3,691)	(3,208)	(93)	(97)

Fair value of plan assets at end of year	42,488	39,300	—	—

Funded status, benefit obligations in excess of plan assets	$(28,424)	$(28,934)	$(590)	$(677)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Other accrued expenses	$(4,459)	$(1,716)	$(70)	$(87)
Long-term benefit liabilities	(23,965)	(27,218)	(520)	(590)

Total	$(28,424)	$(28,934)	$(590)	$(677)

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Service cost	$175	$331	$6	$5
Interest cost	3,802	4,069	36	37
Expected return on plan assets	(2,582)	(2,777)	—	—
Amortization of prior service cost	55	73	—	(173)
Amortization of transition loss	—	7	—	—
Plan curtailments	309	325	—	—
Amortization of net actuarial loss	1,262	1,200	62	162

Net periodic benefit cost	$3,021	$3,228	$104	$31

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expense includes the curtailment of the retirement plans of the Mansfield Blanking employees in fiscal 2010 and the Liverpool Manufacturing employees in fiscal 2009. See Note 2 for a discussion of the closure of the plants.

The Company expects to recognize in the consolidated statement of operations the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2011:

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,245	$61

The Company has recognized the following pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Net actuarial loss	$35,898	$37,473	$559	$656
Prior service cost	—	364	—	—

Accumulated other comprehensive income	$35,898	$37,837	$559	$656

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Increase (decrease) in minimum liability included in other comprehensive income	$1,939	$(12,565)	$98	$(259)

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	—	—	—	—

Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Discount rate	5.75%	8.00%	5.75%	8.00%
Expected long-term return on plan assets	7.50%	7.25-7.50%	—	—
Rate of compensation increase	—	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2010, the assumptions used to determine net periodic benefit costs were established at October 31, 2009, while the assumptions used to determine the benefit

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations were established at October 31, 2010. Beginning in 2010, the Principal Pension Discount Yield Curve (“Principal Curve”) has replaced the Citigroup Pension Discount Curve (“Citigroup Curve”) as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to the Citigroup Curve including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2010 the resulting discount rate from the use of the Principal Curve was 5.50%, a decrease of .25% from a year ago that resulted in an increase of the benefit obligation of approximately $1,800.

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

Assumed health care trend rates at October 31	2010	2009
Health care cost trend rate assumed for next year	9.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	8.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company’s trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2010:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on post retirement obligation	$30	$(31)

Plan Assets

The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company’s pension plan weighted-average asset allocations at October 31, 2010 and 2009, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2010	2009
Asset Category
Equity securities	0-70%	66%	65%
Debt securities	0-70%	29%	29%
Real estate	0-10%	5%	6%

Total		100%	100%

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

Fair Value

The plans’ investments are reported at fair value. Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value is the price that would be received by the plans for an asset or paid by the plans to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date in the plans’ principal or most advantageous market for the asset or liability. Fair value measurements are determined by maximizing the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (level 1 measurements) and gives the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the plans have the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the plans’ own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In some cases, a valuation technique used to measure fair value may include inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following descriptions of the valuation methods and assumptions used by the plans to estimate the fair values of investments apply to investments held directly by the plans.

Mutual funds: The fair values of mutual fund investments are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs).

Pooled separate accounts: The fair values of participation units held in pooled separate accounts are based on their net asset values, as reported by the managers of the pooled separate accounts as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date (level 2 inputs). With the exception of the Principal U.S. Property Separate Account, a fund sponsored by Principal Financial Group, investment and actuarial advisors of the Company, each of the pooled separate accounts invests in multiple securities. With the exception of the Principal U.S. Property Separate Account, each pooled separate account provides for daily redemptions by the plans with no advance notice requirements, and has redemption prices that are determined by the fund’s net asset value per unit. Due to illiquidity of the underlying assets of the Principal U.S. Property Separate Account, which is an open-end, commingled real estate account and a separate account of Principal Life Insurance Company (Principal), Principal has imposed a withdrawal limitation which delays the payment of withdrawal requests and provides for payment of such requests on a pro rata basis as cash becomes available for distribution, as determined by Principal. While the fair value of the plans’ interest in the Principal U.S. Property Separate Account has been determined based upon the net asset value of the Principal U.S. Property Separate Account, this fair value measurement is reported as including level 3 inputs because of the nature of the redemption restrictions.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments totaling $42,488 at October 31,2010 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at October 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Equity
Large U.S Equity	$15,201	$1,721
Small/Mid U.S. Equity	1,069	4,752
International Equity	2,173	3,019
Fixed Income
Government		246
Corporate	5,891	6,387
Real Estate (Primarily Commercial)			$2,029

Total investments	$24,334	$16,125	$2,029

The table below presents a reconciliation of all investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended October 31, 2010, including the reporting classifications for the applicable gains and losses.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Pooled Separate Account—Real Estate
Balance, November 1, 2009	$2,469
Total unrealized gains or losses included in change in net assets available for benefits of the plans:
Net unrealized appreciation relating to assets held at end of year	(440)

Balance, October 31, 2010	$2,029

Cash Flows

Contributions

The Company expects to contribute $4,459 to its pension plans in fiscal 2011, compared to $1,716 funded in fiscal 2010. Investment performance in late fiscal 2008 resulted in reduced values of the plans’ investments. As a result, pension expense for fiscal 2010 increased as a result of amortization of deferred investment losses. Funding of pension obligations will also increase for plan year 2011 as a result of continuing to recover from the lower ratio of plan assets to plan liabilities as of October 31, 2008.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2011	$2,890	$70
2012	3,310	56
2013	3,250	64
2014	3,490	65
2015	3,790	66
2016-2020	22,010	264

Defined Contribution Plans

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees’ contributions up to a stated percentage, subject to statutory limitations. During fiscal 2007, the Company began automatically enrolling new employees in the defined contribution plan as well as automatically increasing employee contributions by 1% annually, unless the employee opts out of the enrollment or contribution increases. Additionally, the Company increased the match of employee contributions to 100% of the first 3% of employee deferrals, and to contribute an additional 50% of deferrals of 4-5% of employee contributions. For fiscal 2009 and 2010, the Company temporarily suspended the match of employee contributions in recognition of the economic conditions that were affecting the automotive industry and the Company at that time. Therefore, the Company recorded no expense during fiscal years 2010 and 2009 for its defined contribution plans. Effective November 1, 2010, the Company reinstated the matching program.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company’s Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2010 and 2009, 457 and 777 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2010	2009
	(Amounts in thousands, except per share data)
Net income (loss) available to common stockholders	$3,861	$(17,784)

Basic weighted average shares	16,532	16,375
Effect of dilutive securities:
Stock options	146	—

Diluted weighted average shares	16,678	16,375

Basic earnings (loss) per share	$0.23	$(1.09)

Diluted earnings (loss) per share	$0.23	$(1.09)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Stock Options and Incentive Compensation

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (as amended and restated December 12, 2002 and December 10, 2009) (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 2,700,000 shares of Common Stock at an exercise price equal to 100% of the market value on the date of grant, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance upon the exercise of stock options. An individual award is limited to 500,000 shares in a five-year period.

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. A summary of option activity under the plan follows:

	Number of Shares Under Option	Weighted Average Option Price
Outstanding at November 1, 2008	335,734	$8.29
Granted	657,900	$3.78
Exercised	(147,062)	$1.70
Canceled	(69,767)	$6.51

Outstanding at October 31, 2009	776,805	$5.88
Granted	—	—
Exercised	(65,780)	$3.11
Canceled	(27,333)	$6.30

Outstanding at October 31, 2010	683,692	$6.13

There were 282,047 options exercisable as of October 31, 2010 with a weighted average exercise price of $9.27. At October 31, 2010 options outstanding had an intrinsic value of $3,283 and options exercisable had an intrinsic value of $811. Options that have an exercise price greater than the market price on October 31, 2010 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2010 and 2009 was $281 and $368, respectively.

The following table provides additional information regarding options outstanding as of October 31, 2010:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life
$8.96	7,004	$8.96	7,004	3.99
$13.06	20,000	$13.06	20,000	4.99
$14.74	112,000	$14.74	112,000	6.29
$8.83	8,667	$8.83	5,334	7.32
$2.11	201,486	$2.11	36,975	8.12
$2.33	25,000	$2.33	8,333	3.12
$5.30	281,752	$5.30	83,140	8.78
$5.83	27,783	$5.83	9,261	3.78

Totals	683,692		282,047

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal years ended October 31, 2010 and 2009, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing pretax income by $646 and $625, respectively. The impact on earnings per share for each of the fiscal years ended October 31, 2010 and 2009 was a reduction of $.03 per share basic and diluted. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2010 and 2009 is a total of $782 and $1,429, respectively, which will be recognized over the next two fiscal years.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal year 2009:

2009
Risk-free interest	2.70%
Dividend yield	0.00%
Volatility factor—market	85.81%
Expected life of options—years	5.9

There were no stock options granted during fiscal year 2010. Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal year 2009 was $2.78 per share.

Executive Incentive Bonus Plans

The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President and Chief Technology Officer, the Vice President of Manufacturing Operations and the Vice President of Sales and Business Development incentives for superior performance. The Management Plan, which was reapproved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. In accordance with the Plan, the Compensation Committee has typically established performance goals. However, because of the economic conditions that were affecting the automotive industry during 2008, 2009, and the beginning of 2010, a cash bonus for the executives who are members of the Management Plan was not earned in fiscal 2009 and performance criteria were not established for 2010.

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

Note 12—Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2010	2009
Domestic	$6,640	$(23,868)
Foreign	(738)	(2,610)

Total	$5,902	$(26,478)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2010	2009
Current:
Federal	$4,929	$(7,525)
State and local	212	(46)
Foreign	114	143

Total current	5,255	(7,428)
Deferred:
Federal	(3,369)	(1,115)
State and local	147	(131)
Foreign	8	(20)

Total deferred	(3,214)	(1,266)

	$2,041	$(8,694)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2010	2009
Deferred tax assets:
Accrued compensation and benefits	$949	$1,107
Inventory	718	686
State income credits and loss carryforwards	1,220	1,124
Pension obligations and post retirement benefits	9,685	10,268
Foreign net operating loss	3,452	2,480
Tax credits in foreign countries	901	1,011
Other accruals and reserves	2,228	1,686
Goodwill amortization	171	340

	19,324	18,702
Less: Valuation allowance	(4,499)	(4,705)

Total deferred tax assets	14,825	13,997
Deferred tax liabilities:
Fixed assets	(10,361)	(12,539)
Prepaid expenses and other	(401)	(427)

Net deferred tax asset	$4,063	$1,031

Change in net deferred tax asset:
Provision for deferred taxes	$3,214	$1,266
Other	3	33
Components of other comprehensive income:
Pension and post retirement benefits	(185)	4,754

Total change in net deferred tax asset	$3,032	$6,053

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Activities and balances of unrecognized tax benefits for 2010 and 2009 are summarized below:

	Years Ended October 31,
	2010	2009
Balance at beginning of year	$826	$1,470
Additions based on tax positions related to the current year	124	—
Reductions based on tax positions related to the current year	—	(19)
Additions for tax positions of prior years	8	9
Reductions for tax positions of prior years	(4)	(253)
Reductions as result of lapse of applicable statute of limitations	(103)	(131)
Settlements	—	(250)

Balance at end of year	$851	$826

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $553 at October 31, 2010 and $537 at October 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $77 of benefit in 2010 and $299 of benefit in 2009 for interest and penalties. The Company had accrued $687 at October 31, 2010 and $764 at October 31, 2009, for the payment of interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending before November 1, 2007 and no longer subject to non-U.S. income tax examinations for calendar years ending before December 31, 2005. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

During October 2007, the Mexican Congress passed the Initiative to Amend the Tax Coordination Law and Income Tax Law. Effective January 1, 2008, a flat tax supplements the regular income tax. In conjunction with this law change, a deferred tax asset for Mexican tax credits in the amount of $1,037 was recorded as of October 31, 2008. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that the tax credits will not be fully realized. Therefore, a valuation allowance in the amount of $1,037 was recorded in fiscal 2008. The comparable amount in fiscal 2010 and 2009 was $901 and $1,011, respectively.

A valuation allowance of approximately $4,499 remains at October 31, 2010 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2009 was $4,705. The net decrease in the valuation allowance of $206 relates to a decrease of $110 for flat tax credits associated with foreign jurisdictions, a $151 decrease related to other foreign deferred tax assets and an increase of $55 related to state and local operating loss carryforwards.

The Company assesses both negative and positive evidence when measuring the need for a valuation allowance. A valuation allowance has been established by the Company due to the uncertainty of realizing

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain loss carryforwards and tax credits in Mexico and loss carryforwards in various state and local jurisdictions in the United States. The Company believes the remaining deferred tax assets will be realizable based on future reversals of existing taxable temporary differences that would generate ordinary income in the U.S. and available tax planning strategies that would be implemented to recognize the deferred tax assets. The Company intends to maintain the valuation allowance against certain deferred tax assets until such time that sufficient positive evidence exists to support realization of the deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2010	2009
Federal income tax at statutory rate	35.0%	(35.0)%
State and local income taxes, net of federal benefit	12.5	(0.6)
Valuation allowance change	1.3	5.4
Net operating loss benefit and reversal of contingencies	(1.6)	0.3
Domestic production activities deduction	(6.4)	0.8
Foreign operations	4.6	(2.1)
Stock option expense	2.9	0.7
Adjustment of uncertain tax positions	(0.9)	(2.9)
Adjustments of previous tax filings	(13.1)	—
Other	0.3	0.6

Effective income tax rate	34.6%	(32.8)%

At October 31, 2010, the Company had foreign operating loss carryforward benefits of approximately $3,452 with a valuation allowance to the extent of their net deferred tax assets, which will expire between 2017 and 2020. At October 31, 2009, the Company had foreign operating loss carryforward benefits of approximately $2,480 with a full valuation allowance. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2010 and 2009, the Company had state and local net operating loss carryforward benefits of $941 and $1,099 with a partial valuation allowance, which will expire between 2011 and 2030. Additionally, the Company has state tax credit carryforward benefits of $416 as of October 31, 2010 and $148 as of October 31,2009 that will expire between 2015 and 2029.

The Company paid income taxes, net of refunds, of $(285) and $(2,496) in 2010 and 2009, respectively. In fiscal year 2010, the Company’s income tax receivable decreased by $5,383. The primary reason for the decrease is that the Company received in 2010 a $6,517 refund when the taxable loss from fiscal year 2009 was carried back to reduce taxable income from prior years. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2010, there was $657 of undistributed foreign subsidiary earnings.

Note 13—Related Party Transactions

The Company had sales to MTD Products Inc and its affiliates of $9,517 and $9,990 for fiscal years 2010 and 2009, respectively. At October 31, 2010 and 2009, the Company had receivable balances of $984 and $1,295, respectively, due from MTD Products Inc and its affiliates, and no amounts were due to MTD Products Inc, at those dates.

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

Revenues from the Company’s Mexican subsidiary were $23,309 and $9,575 for fiscal 2010 and 2009, respectively. These revenues represent 5% and 4% of total revenues for fiscal years 2010 and 2009, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company’s foreign subsidiary totaled $16,078 and $16,876 at October 31, 2010 and 2009, respectively. The Company’s Mexican subsidiary incurred foreign currency transaction losses of $234 in fiscal 2010 and $112 in fiscal 2009. The consolidated long-lived assets of the Company totaled $127,252 and $152,615 at October 31, 2010 and 2009, respectively.

In fiscal 2010, General Motors and Chrysler accounted for approximately 34.0% and 15.0%, respectively of the Company’s revenues. No other individual customer accounted for more than 10% of the Company’s revenues in fiscal 2010. At October 31, 2010 and 2009, General Motors accounted for 33.3% and 41.9% of the Company’s accounts receivable, respectively, and Chrysler accounted for 17.5% and 18.7% of the Company’s accounts receivable, respectively.

Revenues derived from the Company’s products were as follows:

	Years Ended October 31,
	2010	2009
Complex stampings and modular assemblies	$133,920	$89,795
Engineered welded blanks	218,412	116,734
Blanking	69,480	46,388
Tools, dies, steel processing, scrap, and other	35,460	16,464

Total	$457,272	$269,381

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Results of Operations (Unaudited)

October 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$97,890	$117,836	$114,859	$126,687
Gross profit	5,031	11,055	8,829	9,747
Operating income(loss)	481	5,739	4,025	(335)
Net income(loss)	(535)	3,088	2,037	(729)
Net income(loss) per share basic	(.03)	.19	.12	(.04)
Net income(loss) per share diluted	(.03)	.19	.12	(.04)
Weighted average number of shares:
Basic	16,504	16,524	16,544	16,558
Diluted	16,504	16,654	16,754	16,558

October 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$63,022	$62,239	$43,132	$100,988
Gross profit(loss)	(4,255)	(1,142)	(4,868)	5,132
Operating income(loss)	(8,322)	(8,538)	(6,420)	98
Net loss	(6,134)	(6,232)	(5,055)	(363)
Net loss per share basic	(.38)	(.38)	(.31)	(.02)
Net loss per share diluted	(.38)	(.38)	(.31)	(.02)
Weighted average number of shares:
Basic	16,356	16,356	16,356	16,431
Diluted	16,356	16,356	16,356	16,431

In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Not considering the asset impairment and restructuring charges recorded in the fourth quarter of fiscal 2010, during the fourth quarter of fiscal 2010 and 2009, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded net favorable adjustments of $418 and $82, net of tax, in the fourth quarter of fiscal 2010 and 2009. For fiscal 2010 and 2009, these adjustments were normal recurring adjustments of accrued estimates and adjustments related to sales discounts, inventory valuation, pension and contingencies.

Note 16—Commitments and Contingencies

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

Note 17—Subsequent Events

The Company announced on December 10, 2010 that the Board of Directors declared a special dividend of $.12 per share to be paid on December 29, 2010 to shareholders of record as of December 22, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of October 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, the Company assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on the evaluation of internal control over financial reporting management has concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2010.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	683,692	$6.13	1,038,246
Equity compensation plans not approved by security holders	—	—	—

Total	683,692	$6.13	1,038,246

For additional information regarding the Company’s equity compensation plans, refer to the discussion in Note 11 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

2.	Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountant thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II

SHILOH INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2010	$729	$12	$532	$209
Year ended October 31, 2009	$782	$777	$830	$729
Valuation allowance for deferred tax assets
Year ended October 31, 2010	$4,705	$76	$282	$4,499
Year ended October 31, 2009	$3,492	$1,353	$140	$4,705

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

Date: December 17, 2010

SHILOH INDUSTRIES, INC.

By:	/s/ THEODORE K. ZAMPETIS
Theodore K. Zampetis
President and Chief Executive Officer

By:	/s/ KEVIN BAGBY
Kevin Bagby
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/S/ THEODORE K. ZAMPETIS Theodore K. Zampetis	President and Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2010

/S/ KEVIN BAGBY Kevin Bagby	Chief Financial Officer (Principal Accounting and Principal Financial Officer)	December 17, 2010

* Curtis E. Moll	Chairman and Director	December 17, 2010

* Cloyd Abruzzo	Director	December 17, 2010

* George G. Goodrich	Director	December 17, 2010

* David J. Hessler	Director	December 17, 2010

* Gary A. Oatey	Director	December 17, 2010

* John J. Tanis	Director	December 17, 2010

* Dieter Kaesgen	Director	December 17, 2010

* Robert J. King, Jr.	Director	December 17, 2010

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ KEVIN BAGBY
Kevin Bagby, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

10.11

Credit and Security Agreement Second Amendment, dated April 27, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 26, 2009 (Commission File No. 0-21964).

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

10.13

Credit and Security Agreement Fourth Amendment, dated November 13, 2009, among Shiloh Industries, Inc., the other loan parties thereto, PNC Bank National Association, successor to National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2009 (Commission File No. 0-21964).

10.14

Credit and Security Agreement Fifth Amendment, dated September 1, 2010, among Shiloh Industries, Inc., the other loan parties thereto, PNC Bank National Association, successor to National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission File No. 0-21964).

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