Form 10-Q
period 2011-01-31
SHILOH INDUSTRIES INC
filed 2011-02-22
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares of Common Stock outstanding as of February 17, 2011 was 16,713,598.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	January 31, 2011 (Unaudited)	October 31, 2010
ASSETS
Cash and cash equivalents	$79	$34
Accounts receivable, net of allowance for doubtful accounts of $175 and $209 at January 31, 2011 and October 31, 2010, respectively	60,317	72,076
Related-party accounts receivable	2,275	984
Income tax receivable	1,647	1,163
Inventories, net	22,450	20,919
Deferred income taxes	2,590	2,631
Prepaid expenses	2,187	2,588

Total current assets	91,545	100,395

Property, plant and equipment, net	124,213	125,093
Deferred income taxes	1,326	1,432
Other assets	459	727
Total assets	$217,543	$227,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$376	$721
Accounts payable	47,543	54,172
Other accrued expenses	16,588	17,652
Total current liabilities	64,507	72,545
Long-term debt	24,900	26,900
Long-term benefit liabilities	25,183	24,485
Other liabilities	1,586	1,538

Total liabilities	116,176	125,468

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,712,098 and 16,567,459 shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively	167	166
Paid-in capital	63,115	62,317
Retained earnings	60,983	62,480
Accumulated other comprehensive loss: Pension related liability, net	(22,898)	(22,784)

Total stockholders’ equity	101,367	102,179

Total liabilities and stockholders’ equity	$217,543	$227,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended January 31,
	2011	2010
Revenues	$108,790	$97,891
Cost of sales	102,445	92,860

Gross profit	6,345	5,031
Selling, general and administrative expenses	5,086	4,598
Asset impairment recoveries, net	(9)	(48)

Operating income	1,268	481
Interest expense	506	1,326
Interest income	—	1
Other expense, net	(2)	(19)

Income (loss) before income taxes	760	(863)
Provision (benefit) for income taxes	253	(328)

Net income (loss)	$507	$(535)

Income (loss) per share:
Basic Income (loss) per share	$.03	$(.03)

Basic weighted average number of common shares	16,634	16,504

Diluted income (loss) per share	$.03	$(.03)

Diluted weighted average number of common shares	16,847	16,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$507	$(535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,914	6,840
Recovery of impairment	(9)	(48)
Amortization of deferred financing costs	197	352
Deferred income taxes	33	170
Stock-based compensation expense	158	229
Gain on sale of assets	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	10,468	6,508
Inventories	(1,531)	462
Prepaids and other assets	472	(1,985)
Payables and other liabilities	(6,040)	(10,496)
Accrued income taxes	(220)	(457)

Net cash provided by operating activities	9,939	1,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,884)	(600)
Proceeds from sale of assets	9	48

Net cash used in investing activities	(4,875)	(552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(345)	(225)

Payment of dividends	(2,004)	—
Decrease in overdraft balances	(1,047)	(1,192)
Proceeds from long-term borrowings	1,700	3,450
Repayments of long-term borrowings	(3,700)	(1,837)
Payment of deferred financing costs	—	(358)
Proceeds from exercise of stock options	377	11

Net cash used in financing activities	(5,019)	(151)

Net increase in cash and cash equivalents	45	337
Cash and cash equivalents at beginning of period	34	127

Cash and cash equivalents at end of period	$79	$464

Supplemental Cash Flow Information:
Cash paid for interest	$292	$961
Cash paid for income taxes	$463	$331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Revenues and operating results for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards

During fiscal 2011, several new accounting standards became effective for the Company. These new standards are included in the following topics of the FASB ASC: Topic 310, “Receivables” and Topic 605 “Revenue Recognition”. The standards were adopted in the first quarter of fiscal 2011 and the changes did not have a material effect on the Company’s consolidated financial statements.

Note 3—Asset Impairment and Restructuring Charges

During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s plant in Mansfield, Ohio. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, Ohio. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company will relocate certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the 4th quarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are worn equipment for which the Company has no further use and which have limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. The Company expects the Bowling Green, Kentucky plant facility to become operational in April 2011.

Note 4—Inventories

Inventories consist of the following:

	January 31, 2011	October 31, 2010
Raw materials	$8,649	$8,009
Work-in-process	5,096	5,246
Finished goods	6,444	6,321

Total material	20,189	19,576
Tooling	2,261	1,343

Total inventory	$22,450	$$20,919

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,438 and $1,393 at January 31, 2011 and October 31, 2010, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31, 2011	October 31, 2010
Land and improvements	$8,460	$$8,460
Buildings and improvements	102,757	102,671
Machinery and equipment	333,599	339,931
Furniture and fixtures	11,009	11,029
Construction in progress	7,978	3,106

Total, at cost	463,803	465,197
Less: Accumulated depreciation	339,590	340,104

Property, plant and equipment, net	$124,213	$$125,093

Note 6—Financing Arrangements

Debt consists of the following:

	January 31, 2011	October 31, 2010
Credit Agreement —interest at 3.58% and 3.47% at January 31, 2011 and October 31, 2010, respectively	$24,900	$$26,900
Insurance broker financing agreement	195	451
State of Ohio promissory note	181	270

Total debt	25,276	27,621
Less: Current debt	376	721

Total long-term debt	$24,900	$$26,900

The weighted average interest rate of all debt was 3.39% and 6.94% for the three months ended January 31, 2011 and January 31, 2010, respectively.

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

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index is combined with a designated margin from an agreed upon pricing matrix. At January 31, 2011, the interest rate for the revolving credit facility was 3.27% for Eurodollar rate loans and 5.25% for base rate loans.

The Fifth Amendment requires the Company to maintain compliance with the fixed charge coverage and leverage ratio requirements. The Fifth Amendment also specifies that the leverage ratio shall not exceed 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fifth Amendment specifies that the fixed charge coverage ratio shall not be less than 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company was in compliance with the financial covenants at January 31, 2011.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined of 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse effect by the lenders.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly payments of $63 through April 2011. As of January 31, 2011 and October 31, 2010, $195 and $451, respectively, remained outstanding under this agreement and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue increasing annually thereafter until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at January 31, 2011 and October 31, 2010 was $181 and $270, respectively.

After considering letters of credit of $1,668 that the Company has issued, available funds under the Credit Agreement were $53,432 at January 31, 2011.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2011 and 2010 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Service cost	$35	$44	$2	$2
Interest cost	955	951	7	9
Expected return on plan assets	(705)	(646)	—	—
Recognized net actuarial loss	311	315	15	15
Amortization of prior service cost	—	14	—	—
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost	$596	$678	$24	$26

The Company made contributions of $330 to the defined benefit pension plans during the three months ended January 31, 2011. The Company expects contributions to be $4,129 for the remainder of fiscal 2011.

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

1993 Key Employee Stock Incentive Plan

The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (as amended and restated December 12, 2002 and December 10, 2009) (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 2,700,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance pursuant to the Incentive Plan. An individual’s award is limited to 500,000 shares in a five-year period.

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. In December 2010 options to purchase 154,000 shares were awarded to several officers and employees at an exercise price of $12.04 for stock options that are intended to qualify as incentive stock options and $13.24 for nonqualified stock options. The fair values of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal year 2011:

2011
Risk-free interest	2.48%

Dividend yield	0.00%

Volatility factor—market	89.02%

Expected life of options—years	5.95

Activity in the Company’s stock option plan for the three months ended January 31, 2011 and 2010 was as follows:

	Fiscal 2011				Fiscal 2010
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	683,692	$6.13			776,805	$5.88
Options:
Granted	154,000	$12.10			—	—
Exercised	(157,110)	3.49			(5,267)	$2.11
Canceled	(79,733)	$7.47			(7,000)	$7.32

Options outstanding at January 31	600,849	$8.22	7.56	$3,020	764,538	$5.89	8.37	$646
Exercisable at January 31	164,615	$11.08	5.19	$498	198,771	$8.53	7.33	$209

At January 31, 2011 and 2010, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three months ended January 31, 2011 and 2010, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing income before taxes by $158 and $229, respectively. The impact on earnings per share was a reduction of $.01 per share, basic and diluted in the first quarter of both fiscal 2011 and 2010. The total compensation cost related to nonvested awards not yet recognized is expected to be a combined total of $1,724 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2011 and 2010, 68,018 and 764,538 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three months ended January 31,
	2011	2010
Net income (loss) available to common stockholders	$507	$(535)

Basic weighted average shares	16,634	16,504
Effect of dilutive securities:
Stock options	213	0

Diluted weighted average shares	16,847	16,504

Basic income (loss) per share	$.03	$(.03)

Diluted income (loss) per share	$.03	$(.03)

Comprehensive Income

Comprehensive income (loss) for the three months ended January 31, 2011 and 2010 was $393 and $(634), respectively. In addition to the reported amounts of net income and loss for the three months ended January 31, 2011 and 2010, comprehensive income (loss) includes the effect of tax adjustments of $(114) and $(99), respectively, to adjust the estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive loss.

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first three months of fiscal 2011 increased by 8.7% and total North American car and light truck production for the first three months of fiscal 2011 increased by 9.3%, in each case compared with production for the first three months of fiscal 2010. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

Another significant factor affecting the Company’s revenues is the Company’s ability to successfully bid on the production and supply of parts for models that will be newly introduced to the market by the OEMs. These new model introductions typically go through a start of production phase with build levels that are higher than normal because the consumer supply network is filled to ensure adequate supply to the market, resulting in an increase in the Company’s revenues for related parts at the beginning of the cycle.

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At January 31, 2011, the Company’s facilities were operating at approximately 42.8%, compared to 40.5% capacity at January 31, 2010. The Company defines capacity as 20 working hours per day and five days per week. Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the Company pays the steel suppliers and passes on to the customers the steel price the customers negotiated with the steel suppliers. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been rising on increased demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

Engineered scrap steel is a planned by-product of the Company’s processing operations and part of our quoted cost to each customer. Net proceeds from the disposition of scrap steel contribute to gross margin by offsetting the increases in the cost of steel and the attendant costs of quality and availability. Changes in the price of steel impact the Company’s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned steel. The Company actively manages its exposure to changes in the price of steel, and, in most instances, passes along the rising price of steel to its customers.

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2011 in North America according to industry forecasts (published by CSM Worldwide), is predicted to increase to 12,974,000 units. The increase reflects an improvement of 9.8% over fiscal year 2010’s vehicle production of 11,820,000 units. The increased production volume predicted for fiscal year 2011 is still 13.1% below the industry average production for the years 2005 to 2008 of 14,928,000 units. The Company’s approach to monitoring of customer release volumes and the adjustment to the Company’s cost structure remains appropriate given the uncertainty that still exists in the automotive industry including the supplier community. The Company, therefore, intends to adjust manning levels and discretionary spending of operations as necessary in relation to customer releases as the releases are updated.

The Company continues to follow its previously implemented action plans to respond to changes in customer production volumes. These include:

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

All of the above actions are intended to ensure that controllable variable spending is in line with the forecast of sales as indicated by the customer releases against open purchase orders. Actions are also initiated to monitor selling, general and administrative costs as well.

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

The Company has also evaluated plant operations in relation to our customers’ respective geographic footprints. During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s Mansfield, Ohio plant. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, OH. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company will relocate certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the 4th quarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are worn equipment for which the Company has no further use and it has limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. The Company expects the Bowling Green, Kentucky plant facility to become operational in April 2011.

The steps described above demonstrate the Company’s intent to stay focused on cost reduction, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with the Fifth Amendment of the Company’s Credit Agreement.

Critical Accounting Policies

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the items as critical accounting policies and estimates utilized by management in the preparation of the Company’s preceding financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

Allowance for Doubtful Accounts. The Company evaluates the collectability of accounts receivable based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, a general allowance for doubtful accounts is estimated based on historical experience of write-offs and the current financial condition of customers. The financial condition of the Company’s customers is dependent on, among other things, the general economic environment, which may substantially change, thereby affecting the recoverability of amounts due to the Company from its customers.

The Company carefully assesses its risk with each of its customers and considers compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and net account receivable / account payable position with customers, if applicable, in establishing the allowance.

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

Impairment of Long-lived Assets. The Company has historically performed an annual impairment analysis of long-lived assets, which only includes property, plant and equipment since the Company has no intangible assets. However, when significant events, which meet the definition of a “triggering event” in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by CSM Worldwide), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

The property, plant and equipment included in the analysis for each plant represents factory facilities devoted to the Company’s manufacturing processes and the related equipment within each plant needed to perform and support those processes. The property, plant and equipment of each plant form each plant’s asset group and typically certain key assets in the group form the primary processes at that plant that generate revenue and cash flow for that facility. Certain key assets have a life of ten to twelve years and the remainder of the assets in the asset group are shorter-lived assets that support the key processes. When the analysis indicates that estimated future undiscounted cash flows of a plant are less than the net carrying value of the longed-lived assets of such plant, to the extent that the assets cannot be redeployed to another plant to generate positive cash flow, the Company will record an impairment charge, reducing the net carrying value of the fixed assets (exclusive of land and buildings, the fair value of which would be assessed through appraisals) to zero. Alternative courses of action to recover the carrying amount of the long-lived asset group are typically not considered due to the limited-use nature of the equipment and the full utilization of their useful life. Therefore, the equipment is of limited value in a used-equipment market. The depreciable lives of the Company’s fixed assets are generally consistent between years unless the assets are devoted to the manufacture of a customized automotive part and the equipment has limited reapplication opportunities. If the production of that part concludes earlier than expected, the asset life is shortened to fully amortize its remaining value over the shortened production period.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on then current facts, the Company recorded an impairment charge of $4,575 related to long lived assets in the fourth quarter of fiscal 2010. See Note 3 to the consolidated financial statements for a discussion of the impairment charge recorded in fiscal 2010. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

The key assumptions related to the Company’s forecasted operating results could be adversely impacted by, among other things, decreases in estimated North American car builds during the forecast period, the inability of the Company or its major customers to maintain their respective forecasted market share positions, the inability of the Company to achieve the forecasted levels of operating margins on parts produced, and a deterioration in property values associated with manufacturing facilities.

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At January 31, 2011 and 2010, the amount accrued for group insurance and workers’ compensation claims was $2,273 and $2,247, respectively. The insurance reserves established accruals are a result of improved safety statistics, changes in employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. Beginning in 2010, the Principal Pension Discount Yield Curve (“Principal Curve”) has replaced the Citigroup Pension Discount Curve (“Citigroup Curve”) as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to the Citigroup Curve, that was used in fiscal 2009, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2010, the resulting discount rate from the use of the Principal Curve was 5.50%, a decrease of .25% from a year earlier that resulted in an increase of the benefit obligation of approximately $1,800. A change of 25 basis points in the discount rate at October 31, 2010 would increase or decrease expense on an annual basis by approximately $61.

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

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to and pension expense for the Company’s defined benefit plans may increase or decrease in future years.

Results of Operations

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

REVENUES. Sales for the first quarter of fiscal 2011 were $108,790, an increase of $10,899 from last year’s first quarter sales of $97,891, or 11.1%. During the first quarter of fiscal 2011, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the first quarter of fiscal 2011 increased 9.3% from production levels of the first quarter of fiscal 2010. For traditional domestic manufacturers, the production increase in the first quarter of fiscal 2011 was 8.7% compared to the prior year first quarter period. Sales also increased due to improving demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2011 was $6,345 compared to gross profit of $5,031 in the first quarter of fiscal 2010, an increase of $1,314. Gross profit as a percentage of sales was 5.8% in the first quarter of fiscal 2011 and 5.1% in the first quarter of fiscal 2010. Gross profit in the first quarter of fiscal 2011 was favorably impacted by the increased sales volume of approximately $2,380. Gross profit was also favorably impacted by approximately $580, resulting from increased revenue realized from the sale of engineered scrap net of an increase in material costs during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Manufacturing expenses also rose as a result of the increased production activity experienced in the first quarter of fiscal 2011 of approximately $1,646 more than the manufacturing expenses incurred in the first quarter of 2010. Personnel and personnel related expenses, including the restoration of certain benefits, like the 401k Company match, were responsible for the growth of these expenses as the Company’s workforce was increased as a result of the improved production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $5,086 in the first quarter of fiscal 2011 were $488 more than selling, general and administrative expenses of $4,598 in the same period of the prior year. As a percentage of sales, these expenses were 4.7% of sales in both the first quarter of fiscal 2011 and the first quarter of fiscal 2010. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $548 as result of the restoration of certain benefits, like the 401k Company match, and lower spending of approximately $60 in other controllable expense areas.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recoveries of $9 and $48 were recorded during the first quarter of fiscal 2011 and 2010, respectively, for cash received upon the sale of assets that were previously impaired. The assets that were sold in the first quarter of 2011 related to the Company’s Liverpool Stamping facility that was impaired in fiscal 2009. The assets that were sold in the first quarter of 2010 related to the Company’s Cleveland Stamping facility that was impaired in fiscal 2006.

OTHER. Interest expense for the first quarter of fiscal 2011 was $506, compared to interest expense of $1,326 during the first quarter of fiscal 2010. Interest expense decreased from the prior year first quarter as a result of a reduced level of average borrowed funds and the impact of the Fifth Amendment to the Credit Agreement, which lowered the weighted average interest rate in the first quarter of fiscal 2011 compared to the prior year. Borrowed funds averaged $26,449 during the first quarter of fiscal 2011 and the weighted average interest rate was 3.39%. In the first quarter of fiscal 2010, borrowed funds averaged $53,194 while the weighted average interest rate was 6.94%.

Other expense, net was $2 for the first quarter of fiscal 2011 compared to an expense of $19 in the first quarter of fiscal 2010. Other income in both fiscal 2011 and 2010 is the result of currency transaction losses realized by the Company’s Mexican subsidiary.

The provision for income taxes in the first quarter of fiscal 2011 was an expense of $253 on income before taxes of $760 for an effective tax rate of 33.3%. The provision for income taxes in the first quarter of fiscal 2010 was a benefit of $328 on a loss before taxes of $863 for an effective tax rate of 38.0%. The estimated effective tax rate for the first quarter of 2011 has decreased compared to the first quarter of fiscal 2010 primarily from a decrease in foreign and state income taxes. As a result of the improved sales volumes and operating results, the Company has generated pre-tax income in the first quarter of fiscal 2011 compared to the prior year first quarter period and the result has been a provision for income taxes in first quarter of fiscal 2011 compared to a benefit in first quarter of fiscal 2010.

NET INCOME. The net income for the first quarter of fiscal 2011 was $507, or $0.03 per share, diluted. Net loss for the first quarter of fiscal 2010 was $535, or $0.03 per share, diluted.

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

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provides the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also has the opportunity to borrow up to an additional $80 million, at then current market rates. The Company may prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company has the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index is combined with a designated margin from an agreed upon pricing matrix. At January 31, 2011, the interest rate for the revolving credit facility was 3.27% for Eurodollar rate loans and 5.25% for base rate loans.

The Fifth Amendment requires the Company to maintain compliance with the fixed charge coverage and leverage ratio requirements. The Fifth Amendment also specifies that the leverage ratio shall not exceed 2.75 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through July 30, 2011, 2.00 to 1.00 from July 31, 2011 to the conclusion of the Credit Agreement. Also, the Fifth Amendment specifies that the fixed charge coverage ratio shall not be less than 3.00 to 1.00 from July 31, 2010 through January 30, 2011, 2.50 to 1.00 from January 31, 2011 through April 29, 2011, and 2.75 to 1.00 from April 30, 2011 to the conclusion of the Credit Agreement. The Company was in compliance with the financial covenants at January 31, 2011.

The Credit Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined of 51% of the aggregate commitment under the Credit Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse effect by the lenders.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly payments of $63 through April 2011. As of January 31, 2011 and October 31, 2010, $195 and $451, respectively, remained outstanding under this agreement and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue increasing annually thereafter until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at January 31, 2011 and October 31, 2010 was $181 and $270, respectively.

After considering letters of credit of $1,668 that the Company has issued, available funds under the Credit Agreement were $53,432 at January 31, 2011.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Credit Agreement	Other Debt	Total
2012	$—	$376	$376
2013	24,900	—	24,900
2014	—	—	—
2015	—	—	—
2016	—	—	—

Total	$24,900	$376	$25,276

At January 31, 2011, total debt was $25,276 and total equity was $101,367, resulting in a capitalization rate of 20.0% debt, 80.0% equity. Current assets were $91,545 and current liabilities were $64,507 resulting in positive working capital of $27,038.

For the three months ended January 31, 2011, operations generated $6,790 of cash flow compared to $7,008 in the first quarter of 2010.

Working capital changes since October 31, 2010 generated funds of $3,149. During the first three months of fiscal 2011, accounts receivable have decreased by $10,468 and inventory increased by $1,531 since the end of fiscal 2010. Considering the decrease in overdraft balances of $1,047, accounts payable, net have decreased $6,629.

Cash capital expenditures in the first three months of fiscal 2011 were $4,884. The Company had unpaid capital expenditures of approximately $140 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows. Total estimated capital expenditures for the remainder of fiscal 2011 are $11,000, subject to change based on business conditions.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of January 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.

In January 2011, the Vice President of Finance and Chief Financial Officer and the Corporate Controller both left the employment of the Company. Individuals within the Company were promoted to assume the responsibilities of these financial positions. The Company has concluded that these changes will not materially affect, or are reasonably likely not to materially affect, the Company’s internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the first three months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SHILOH INDUSTRIES, INC.

	By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

	By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer

Date: February 22, 2011

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.