Form 10-Q
period 2011-04-30
SHILOH INDUSTRIES INC
filed 2011-05-27
CIK 904979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of May 27, 2011 was 16,754,596.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	April 30, 2011 (Unaudited)	October 31, 2010
ASSETS
Cash and cash equivalents	$122	$34
Accounts receivable, net of allowance for doubtful accounts of $222 and $209 at April 30, 2011 and October 31, 2010, respectively	75,711	72,076
Related-party accounts receivable	3,964	984
Income tax receivable	473	1,163
Inventories, net	34,018	20,919
Deferred income taxes	2,590	2,631
Prepaid expenses	1,568	2,588

Total current assets	118,446	100,395

Property, plant and equipment, net	124,311	125,093
Deferred income taxes	1,362	1,432
Other assets	1,528	727

Total assets	$245,647	$227,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$156	$721
Accounts payable	62,480	54,172
Other accrued expenses	18,023	17,652

Total current liabilities	80,659	72,545
Long-term debt	32,300	26,900
Long-term benefit liabilities	25,788	24,485
Other liabilities	1,718	1,538

Total liabilities	140,465	125,468

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,746,263 and 16,567,459 shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	168	166
Paid-in capital	63,480	62,317
Retained earnings	64,432	62,480
Accumulated other comprehensive loss: Pension related liability, net	(22,898)	(22,784)

Total stockholders’ equity	105,182	102,179

Total liabilities and stockholders’ equity	$245,647	$227,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Revenues	$137,046	$117,836	$245,836	$215,727
Cost of sales	125,450	106,781	227,895	199,641

Gross profit	11,596	11,055	17,941	16,086
Selling, general and administrative expenses	5,953	5,316	11,039	9,914
Asset impairment (recovery), net	(134)	—	(142)	(48)

Operating income	5,777	5,739	7,044	6,220
Interest expense	456	944	963	2,270
Interest income	—	1	—	2
Other income (expense), net	112	(6)	111	(25)

Income before income taxes	5,433	4,790	6,192	3,927
Provision for income taxes	1,984	1,702	2,237	1,374

Net income	$3,449	$3,088	$3,955	$2,553

Earnings (loss) per share:
Basic earnings per share	$0.21	$0.19	$0.24	$0.15

Basic weighted average number of common shares	16,729	16,524	16,678	16,514

Diluted earnings per share	$0.20	$0.19	$0.23	$0.15

Diluted weighted average number of common shares	16,868	16,654	16,849	16,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,955	$2,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,690	13,590
Recovery of impairment	(142)	(48)
Amortization of deferred financing costs	353	428
Deferred income taxes	(3)	(230)
Stock-based compensation expense	373	390
Loss (gain) on sale of assets	(17)	20
Changes in operating assets and liabilities:
Accounts receivable	(6,615)	(3,022)
Inventories	(13,099)	2,385
Prepaids and other assets	641	(2,081)
Payables and other liabilities	11,497	(4,010)
Accrued income taxes	973	6,725

Net cash provided by operating activities	9,606	16,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,571)	(1,155)
Proceeds from sale of assets	149	48

Net cash used in investing activities	(10,422)	(1,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(565)	(453)

Payment of dividends	(2,004)	—
Decrease (increase) in overdraft balances	(1,661)	2,865
Proceeds from long-term borrowings	9,100	3,450
Repayments of long-term borrowings	(3,700)	(21,124)
Payment of deferred financing costs	(775)	(358)
Proceeds from exercise of stock options	509	67

Net cash provided by (used) in financing activities	904	(15,553)

Net increase in cash and cash equivalents	88	40
Cash and cash equivalents at beginning of period	34	127

Cash and cash equivalents at end of period	$122	$167

Supplemental Cash Flow Information:
Cash paid for interest	$665	$1,951
Cash paid for (refund of) income taxes	$1,088	$(5,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Revenues and operating results for the six months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards

During fiscal 2011, several new accounting standards became effective for the Company. These new standards are included in the following topics of the FASB ASC: Topic 310, “Receivables” and Topic 605 “Revenue Recognition”. The standards were adopted in the first quarter of fiscal 2011 and the changes did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3—Asset Impairment and Restructuring Charges

During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s plant in Mansfield, Ohio. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, Ohio. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company will relocate certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the 4th quarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are old equipment for which the Company has no further use and which have limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. The Bowling Green, Kentucky plant facility started operations in April 2011.

Note 4—Inventories

Inventories consist of the following:

	April 30, 2011	October 31, 2010
Raw materials	$15,164	$8,009
Work-in-process	6,038	5,246
Finished goods	7,199	6,321

Total material	28,401	19,576
Tooling	5,617	1,343

Total inventory	$34,018	$20,919

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,163 and $1,393 at April 30, 2011 and October 31, 2010, respectively.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30, 2011	October 31, 2010
Land and improvements	$8,753	$8,460
Buildings and improvements	104,291	102,671
Machinery and equipment	334,552	339,931
Furniture and fixtures	11,043	11,029
Construction in progress	10,829	3,106

Total, at cost	469,468	465,197
Less: Accumulated depreciation	345,157	340,104

Property, plant and equipment, net	$124,311	$125,093

Note 6—Financing Arrangements

Debt consists of the following:

	April 30, 2011	October 31, 2010
Credit Agreement —interest at 2.82% and 3.47% at April 30, 2011 and October 31, 2010, respectively	$32,300	$26,900
Insurance broker financing agreement	65	451
State of Ohio promissory note	91	270

Total debt	32,456	27,621
Less: Current debt	156	721

Total long-term debt	$32,300	$26,900

The weighted average interest rate of all debt was 3.32% and 6.94% for the six months ended April 30, 2011 and April 30, 2010, respectively.

On August 1, 2008, the Company entered into a credit agreement with a syndicate of lenders with PNC Bank National Association, successor of National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The initial agreement provided the Company with a revolving line of credit up to $120 million with the opportunity to borrow up to an additional $80 million at the current market rates. The Credit Agreement also established limits for additional borrowings, dividends, investments, acquisitions or mergers and sales of assets.

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provided the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also had the opportunity to borrow up to an additional $80 million, at the current market rates. The Company was permitted to prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company had the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index is combined with a designated margin from an agreed upon pricing matrix.

On April 19, 2011, the Company entered into an amended and restated Credit and Security Agreement (the “Agreement”) with a syndicate of lenders led by The Privatebank and Trust Company, as co-lead arranger, sole book runner and administrative agent and PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association, as syndication agent. The Agreement amends and restates in its entirety the Company’s Credit Agreement, dated as of August 1, 2008.

The Agreement has a five-year term and provides for an $80 million secured revolving line of credit (which may be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase).

Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At April 30, 2011, the interest rate for the credit facility was 2.71% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios, The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of April 30, 2011.

The Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined as 51% of the aggregate commitment under the Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse effect by the lenders.

After considering letters of credit of $1,668 that the Company has issued, available funds under the Credit Agreement were $46,032 at April 30, 2011.

Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly payments of $63 through April 2011. As of April 30, 2011 and October 31, 2010, $65 and $451, respectively, remained outstanding under this agreement and were classified as current debt in the Company’s condensed consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue increasing annually thereafter until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at April 30, 2011 and October 31, 2010 was $91 and $270, respectively.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended April 30,		Three months ended April 30
	2011	2010	2011	2010
Service cost	$35	$44	$2	$2
Interest cost	955	951	7	9
Expected return on plan assets	(705)	(646)	—	—
Recognized net actuarial loss	311	315	15	15
Amortization of prior service cost	—	14	—	—

Net periodic benefit cost	$596	$678	$24	$26

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Service cost	$70	$87	$3	$3
Interest cost	1,910	1,901	15	18
Expected return on plan assets	(1,411)	(1,291)	—	—
Recognized net actuarial loss	623	631	30	31
Amortization of prior service cost	—	28	—	—

Net periodic benefit cost	$1,192	$1,356	$48	$52

The Company made contributions of $1,124 to the defined benefit pension plans during the six months ended April 30, 2011. The Company expects contributions to be $3,335 for the remainder of fiscal 2011.

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

2011
Risk-free interest	2.48%

Dividend yield	0.00%

Volatility factor—market	89.02%

Expected life of options—years	5.95

Activity in the Company’s stock option plan for the six months ended April 30, 2011 and 2010 was as follows:

	Fiscal 2011				Fiscal 2010
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	683,692	$6.13			776,805	$5.88
Options:
Granted	154,000	12.10			—	—
Exercised	(189,775)	3.56			(31,933)	2.11
Canceled	(96,900)	7.79			(7,000)	7.32

Options outstanding at April 30	551,017	$8.45	7.23	$2,089	737,872	$6.03	8.11	$2,419
Exercisable at April 30	132,895	$12.88	4.23	$159	213,439	$10.43	6.85	$375

At April 30, 2011 and 2010, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and six months ended April 30, 2011, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $216 and $373, respectively. For the three and six months ended April 30, 2010, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes and net income by $161 and $390, respectively. For each of the three and six months ended April 30, 2011, the impact on earnings per share was a reduction of $.01 per share basic and diluted. For the three six months ended April 30, 2010, the impact on earnings per share was a reduction of $.01 per share basic and diluted. For the six months ended April 30, 2010, the impact on earnings per share was a reduction of $.01 per share and $.02 per share, basic and diluted, respectively. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $1,512 over the next three fiscal years.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and six month periods ended April 30, 2011, 76,636 and 72,251, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six month periods ended April 30, 2010, 489,704 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Net income available to common stockholders	$3,449	$3,088	$3,955	$2,553

Basic weighted average shares	16,729	16,524	16,678	16,514
Effect of dilutive securities:
Stock options	139	130	171	116

Diluted weighted average shares	16,868	16,654	16,849	16,630

Basic income per share	$0.21	$0.19	$0.24	$0.15

Diluted income per share	$0.20	$0.19	$0.23	$0.15

Comprehensive Income

Comprehensive income for the three and six months ended April 30, 2011 was $3,449 and $3,841, respectively and comprehensive income for the three and six months ended April 30, 2010 was $3,088 and $2,454, respectively. In addition to the reported amounts of net income for the six months ended April 30, 2011 and 2010, comprehensive income includes the effect of tax adjustments of $(114) and $(99), respectively, to adjust the estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first six months of fiscal 2011 increased by 13.8% and total North American car and light truck production for the first six months of fiscal 2011 increased by 10.1%, in each case compared with production for the first six months of fiscal 2010. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At April 30, 2011, the Company’s facilities were operating at approximately 47.2%, compared to 40.6% capacity at April 30, 2010. The Company defines capacity as 20 working hours per day and five days per week (i.e. 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been rising on increased demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2011 in North America according to industry forecasts (published by CSM Worldwide), is currently predicted to increase to 12,566,000 units, which reflects an improvement of 6.3% over fiscal year 2010’s vehicle production of 11,820,000 units. The increased production volume predicted for fiscal year 2011 is still 15.8% below the industry average production for the years 2005 to 2008 of 14,928,000 units. The first six months of fiscal year 2011’s improved vehicle production reflects an improvement in economic conditions and consumer demand. However, the automotive industry’s recovery over the past several quarters remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending. Additionally, there is widespread uncertainty surrounding the impact that the Japanese earthquake and tsunami will have on global economic conditions, as well as their potential effect on the automotive industry.

The Company continues its approach of monitoring closely the customer release volumes to assess the impact on our business from the recent earthquake and tsunami in Japan. The earthquake and tsunami have adversely affected portions of the automotive industry inside North America leading to intermittent customer production downtime and shortages of critical components in the month of April. Although there is uncertainty in regards to the full impact of these events, we expect to experience an indirect impact during the third quarter, but do not currently anticipate a significant impact for the full year.

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

•

Manning levels. The Company’s operations personnel also monitor daily the level of personnel required to fulfill the production schedule by operating the equipment that produces the parts (direct personnel) and to support the direct personnel efforts (indirect, technical, and administrative staff). Manning is reviewed daily to react as necessary.

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

The Company has also evaluated plant operations in relation to our customers’ respective geographic footprints. During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s Mansfield, Ohio plant. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, OH. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company will relocate certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the 4th quarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are old equipment for which the Company has no further use and it has limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. The Bowling Green, Kentucky plant facility started operations in April 2011.

The steps described above demonstrate the Company’s intent to stay focused on efficient cost management, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with the amended and restated Credited and Security Agreement dated April 19, 2011.

Critical Accounting Policies

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s preceding financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

The Company carefully assesses its risk with each of its customers and considers compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and its net account receivable / account payable position with customers, if applicable, in establishing the allowance.

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

The Company continues to monitor purchases of inventory to insure that receipts coincide with shipments, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.

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

The property, plant and equipment included in the analysis for each plant represents factory facilities devoted to the Company’s manufacturing processes and the related equipment within each plant needed to perform and support those processes. The property, plant and equipment of each plant form each plant’s asset group and typically certain key assets in the group form the primary processes at that plant that generate revenue and cash flow for that facility. Certain key assets have a life of ten to twelve years and the remainder of the assets in the asset group are shorter-lived assets that support the key processes. When the analysis indicates that estimated future undiscounted cash flows of a plant are less than the net carrying value of the long-lived assets of such plant, to the extent that the assets cannot be redeployed to another plant to generate positive cash flow, the Company will record an impairment charge, reducing the net carrying value of the fixed assets (exclusive of land and buildings, the fair value of which would be assessed through appraisals) to zero. Alternative courses of action to recover the carrying amount of the long-lived asset group are typically not considered due to the limited-use nature of the equipment and the full utilization of their useful life. Therefore, the equipment is of limited value in a used-equipment market. The depreciable lives of the Company’s fixed assets are generally consistent between years unless the assets are devoted to the manufacture of a customized automotive part and the equipment has limited reapplication opportunities. If the production of that part concludes earlier than expected, the asset life is shortened to fully amortize its remaining value over the shortened production period.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on then current facts, the Company recorded an impairment charge of $4,575 related to long-lived assets in the fourth quarter of fiscal 2010. See Note 3 to the condensed consolidated financial statements for a discussion of the impairment charge recorded in fiscal 2010. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Group Insurance and Workers’ Compensation Accruals. The Company is self-insured for group insurance and workers’ compensation claims and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At April 30, 2011 and 2010, the amount accrued for group insurance and workers’ compensation claims was $2,201 and $2,080, respectively. The insurance reserves established accruals are a result of improved safety statistics, changes in employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. Beginning in 2010, the Principal Pension Discount Yield Curve (“Principal Curve”) has replaced the Citigroup Pension Discount Curve (“Citigroup Curve”) as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to the Citigroup Curve that was used in fiscal 2009, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2010, the resulting discount rate from the use of the Principal Curve was 5.50%, a decrease of .25% from a year earlier that resulted in an increase of the benefit obligation of approximately $1,800. A change of 25 basis points in the discount rate at October 31, 2010 would increase or decrease expense on an annual basis by approximately $61.

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

Results of Operations

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

REVENUES. Sales for the second quarter of fiscal 2011 were $137,046, an increase of $19,210 from last year’s second quarter sales of $117,836, or 16.3%. During the second quarter of fiscal 2011, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the second quarter of fiscal 2011 increased 10.7% from production levels of the second quarter of fiscal 2010. For traditional domestic manufacturers, the production increase in the second quarter of fiscal 2011 was 18.2% compared to the prior year second quarter period. Sales also increased due to improving demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2011 was $11,596 compared to gross profit of $11,055 in the second quarter of fiscal 2010, an increase of $541. Gross profit as a percentage of sales was 8.5% in the second quarter of fiscal 2011 and 9.4% in the second quarter of fiscal 2010. Gross profit in the second quarter of fiscal 2011 was favorably impacted by approximately $4,830 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs net of revenue realized from the sales of engineered scrap during the second quarter of fiscal 2011 compared to the second quarter of 2010 resulting in a net material increase of approximately $2,070. In addition, manufacturing expenses increased by approximately $2,220 in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Personnel and personnel related expenses, including the restoration of certain benefits, like the 401k Company match, were responsible for the growth in these expenses by approximately $2,100 as the Company’s workforce was increased in anticipation of improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $1,370. These increases were offset by a reduction in depreciation and utilities of approximately $1,280.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $5,953 in the second quarter of fiscal 2011 were $637 more than selling, general and administrative expenses of $5,316 in the same period of the prior year. As a percentage of sales, these expenses were 4.3% of sales in the second quarter of fiscal 2011 and 4.5% in the second quarter of fiscal 2010. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $560 as result of the restoration of certain benefits, like the 401k Company match.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recovery of $134 was recorded during the second quarter of fiscal 2011 for cash received upon the sale of assets that were previously impaired. The assets that were sold in the second quarter of 2011 related to the Company’s Liverpool Stamping facility that was impaired in fiscal 2009.

OTHER. Interest expense for the second quarter of fiscal 2011 was $456, compared to interest expense of $944 during the second quarter of fiscal 2010. Interest expense decreased from the prior year second quarter as a result of a reduced level of average borrowed funds and the impact of the Fifth Amendment to the Credit Agreement, which lowered the weighted average interest rate in the second quarter of fiscal 2011 compared to the prior year. Borrowed funds averaged $28,866 during the second quarter of fiscal 2011 and the weighted average interest rate was 3.25%. In the second quarter of fiscal 2010, borrowed funds averaged $44,131 while the weighted average interest rate was 6.95%.

Other income, net was $112 for the second quarter of fiscal 2011 compared to a net expense of $6 in the second quarter of fiscal 2010. Other income in fiscal 2011 consisted of $131 generated from the sale of stock received in the quarter in connection with the settlement of a customer bankruptcy and netted against an expense of $19 for currency transaction losses realized by the Company’s Mexican subsidiary. The $6 expense in fiscal 2010 is the result of currency transaction losses realized by the Company’s Mexican subsidiary.

The provision for income taxes in the second quarter of fiscal 2011 was an expense of $1,984 on income before taxes of $5,433 for an effective tax rate of 36.5%. The provision for income taxes in the second quarter of fiscal 2010 was an expense of $1,702 on income before taxes of $4,790 for an effective tax rate of 35.5%. The estimated effective tax rate for the second quarter of fiscal 2011 has increased compared to the second quarter of fiscal 2010 primarily from changes in estimates of prior year tax accruals offset by a decrease in state income taxes and an increased domestic production activity deduction.

NET INCOME. The net income for the second quarter of fiscal 2011 was $3,449, or $0.20 per share, diluted. Net income for the second quarter of fiscal 2010 was $3,088 or $0.19 per share, diluted.

Six Months Ended April 30, 2011 Compared to Six Months Ended April 30, 2010

REVENUES. Sales for the first six months of fiscal 2011 were $245,836, an increase of $30,109 from last year’s first six months sales of $215,727, or 14.0%. For the first half of fiscal 2011, North American car and light truck production increased by 10.1%, compared with production for the first half of fiscal 2010.

GROSS PROFIT. Gross profit for the first six months of fiscal 2011 was $17,941 compared to $16,086 in the first six months of fiscal 2010, an increase of $1,855. Gross profit as a percentage of sales was 7.3% in the first six months of fiscal 2011 compared to 7.5% for the same period a year ago. For the first six months of fiscal 2011, gross profit increased by approximately $7,190 from the increased sales volume compared to the prior year first six-month period. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs partially offset by an improvement in revenue realized from the sales of engineered scrap during the first half of 2011 compared to the first half of 2010 by approximately $1,480. In addition, manufacturing expenses increased by approximately $3,960 in the first six months of 2011 compared to the first six months of 2010. Personnel and personnel related expenses increased by approximately $4,250 as a result of an increase in the Company’s workforce related to the improved production volumes, planning for future launches, planning for further increases in North American vehicle production volumes, and the restoration of certain benefits. Repairs and maintenance and manufacturing supplies increased approximately $2,100. These increases were partially offset by a reduction in depreciation and utility costs of approximately $2,390.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $11,039, or 4.5% of sales in the first six months of fiscal 2011, compared to $9,914, or 4.6% of sales in the same period of the prior year. The increase in selling, general, and administrative expenses reflects higher personnel and personnel related expenses of approximately $1,100 as a result of increased headcount and the restoration of certain benefits, like the 401k Company match.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recoveries of $142 and $48 were recorded during the first six months of fiscal 2011 and 2010, respectively, for cash received upon the sale of assets that were previously impaired. The assets that were sold in the first six months of fiscal 2011 related to the Company’s Liverpool Stamping facility that was impaired in fiscal 2009. The assets that were sold in the first six months of 2010 related to the Company’s Cleveland Stamping facility that was impaired in fiscal 2006.

OTHER. For the first six months of fiscal 2011, interest expense was $963, a decrease of $1,307 from interest expense of $2,270 in the first six months of fiscal 2010. The reduction in interest expense compared to the prior year six-month period is the result of a reduced level of average borrowed funds and the impact of the Fifth Amendment to the Credit Agreement, which lowered the weighted average interest rate during the first six months of fiscal 2011 compared to the prior year six-month period. Borrowed funds averaged $28,451 during the first six months of fiscal 2011 and the weighted average interest rate was 3.32%. For the first six months of fiscal 2010, borrowed funds averaged $46,920 while the weighted average interest rate was 6.95%.

Other income, net was $111 for the first six months of fiscal 2011 compared to other expense, net of $25 for the first six months of fiscal 2010. Other income in fiscal 2011 consisted of $131 generated from the sale of stock received in the second quarter in connection with the settlement of a customer bankruptcy and netted against an expense of $20 for currency transaction losses realized by the Company’s Mexican subsidiary. The $25 expense in fiscal 2010 is the result of currency transaction losses realized by the Company’s Mexican subsidiary.

The provision for income taxes for the first six months of fiscal 2011 was an expense of $2,237 on income before taxes of $6,192 for an effective tax rate of 36.1%. The provision for income taxes for the first six months of fiscal 2010 was an expense of $1,374 on income before taxes of $3,927 for an effective tax rate of 35.0%. The estimated effective tax rate for the first six months of fiscal 2011 has increased compared to the first six months of fiscal 2010 primarily from changes in estimates of prior year tax accruals offset by a decrease in state income taxes.

NET INCOME. The net income for the first six months of fiscal 2011 was $3,955, or $0.23 per share, diluted. The net income for the first six months of fiscal 2010 was $2,553, or $0.15 per share, diluted.

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

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provided the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also had the opportunity to borrow up to an additional $80 million, at the current market rates. The Company was permitted to prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company had the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index was combined with a designated margin from an agreed upon pricing matrix.

On April 19, 2011, the Company entered into an amended and restated Credit and Security Agreement (the “Agreement”) with a syndicate of lenders led by The Privatebank and Trust Company, as co-lead arranger, sole book runner and administrative agent and PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association, as syndication agent. The Agreement amends and restates in its entirety the Company’s Credit Agreement, dated as of August 1, 2008.

The Agreement has a five-year term and provides for an $80 million secured revolving line of credit which may be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase.

Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At April 30, 2011, the interest rate for the credit facility was 2.71% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as April 30, 2011.

The Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, as defined as 51% of the aggregate commitment under the Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse effect by the lenders.

Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

After considering letters of credit of $1,668 that the Company has issued, available funds under the Credit Agreement were $46,032 at April 30, 2011.

In July 2010, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 3.85% and requires monthly payments of $63 through April 2011. As of April 30, 2011 and October 31, 2010, $65 and $451, respectively, remained outstanding under this agreement and were classified as current debt in the Company’s condensed consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continue increasing annually thereafter until July 2011, when the loan matures. The Company may prepay this promissory note without penalty. The balance due the State of Ohio at April 30, 2011 and October 31, 2010 was $91 and $270, respectively.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Credit Agreement	Other Debt	Total
2012	$—	$156	$156
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	32,300	—	32,300

Total	$32,300	$156	$32,456

At April 30, 2011, total debt was $32,456 and total equity was $105,182, resulting in a capitalization rate of 23.5% debt, 76.5% equity. Current assets were $118,446 and current liabilities were $80,659 resulting in positive working capital of $37,787.

For the six months ended April 30, 2011, operations generated $16,209 of cash flow compared to $16,703 in the first six months of 2010.

Working capital changes since October 31, 2010 were a use of funds of $6,603. During the first six months of fiscal 2011, accounts receivable have increased by $6,615 and inventory increased by $13,099 since the end of fiscal 2010. Considering the decrease in overdraft balances of $1,661, accounts payable, net have increased $8,308.

Cash capital expenditures in the first six months of fiscal 2011 were $10,571. The Company had unpaid capital expenditures of approximately $327 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remainder of fiscal 2011 are $6,000, subject to change based on business conditions.

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

FORWARD-LOOKING STATEMENTS

Certain statements made by the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of April 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

In January 2011, the Vice President of Finance and Chief Financial Officer and the Corporate Controller both left the employment of the Company. Individuals within the Company were promoted to assume the responsibilities of these financial positions. The Company has concluded that these changes will not materially affect, or are not reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting during the first six months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

10.11	Amended and Restated Credit and Security Agreement, dated as of April 19, 2011, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2011. (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

	By:	/s/ Theodore K. Zampetis
Theodore K. Zampetis
President and Chief Executive Officer

	By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer

Date: May 27, 2011

EXHIBIT INDEX

10.11	Amended and Restated Credit and Security Agreement, dated as of April 19, 2011, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2011. (Commission File No. 0-21964).

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.