Form 10-Q
period 2011-07-31
SHILOH INDUSTRIES INC
filed 2011-08-26
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-21964
______________________________________________________
SHILOH INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Steel Drive, Valley City, Ohio 44280
(Address of principal executive offices—zip code)
(330) 558-2600
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of August 26, 2011 was 16,756,596.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$85	$34
Accounts receivable, net of allowance for doubtful accounts of $189 and $209 at July 31, 2011 and October 31, 2010, respectively	67,636	72,076
Related-party accounts receivable	536	984
Income tax receivable	2,119	1,163
Inventories, net	41,128	20,919
Deferred income taxes	2,074	2,631
Prepaid expenses	2,285	2,588
Total current assets	115,863	100,395
Property, plant and equipment, net	123,047	125,093
Deferred income taxes	1,134	1,432
Other assets	1,304	727
Total assets	$241,348	$227,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$730	$721
Accounts payable	59,620	54,172
Other accrued expenses	20,042	17,652
Total current liabilities	80,392	72,545
Long-term debt	30,550	26,900
Long-term benefit liabilities	21,612	24,485
Other liabilities	1,723	1,538
Total liabilities	134,277	125,468
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,754,596 and 16,567,459 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	168	166
Paid-in capital	63,678	62,317
Retained earnings	66,123	62,480
Accumulated other comprehensive loss: Pension related liability, net	(22,898)	(22,784)
Total stockholders’ equity	107,071	102,179
Total liabilities and stockholders’ equity	$241,348	$227,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Revenues	$128,191	$114,859	$374,028	$330,586
Cost of sales	118,942	106,030	346,837	305,671
Gross profit	9,249	8,829	27,191	24,915
Selling, general and administrative expenses	5,810	4,804	16,849	14,719
Asset recovery	(88)	—	(230)	(48)
Restructuring charges	352	—	352	—
Operating income	3,175	4,025	10,220	10,244
Interest expense	307	854	1,271	3,124
Interest income	3	—	3	2
Other income (expense), net	(3)	(18)	108	(43)
Income before income taxes	2,868	3,153	9,060	7,079
Provision for income taxes	1,177	1,116	3,414	2,489
Net income	$1,691	$2,037	$5,646	$4,590
Earnings per share:
Basic earnings per share	$0.10	$0.12	$0.34	$0.28
Basic weighted average number of common shares	16,753	16,544	16,702	16,524
Diluted earnings per share	$0.10	$0.12	$0.33	$0.28
Diluted weighted average number of common shares	16,863	16,754	16,858	16,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,646	$4,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,233	20,111
Recovery of impairment	(230)	(48)
Amortization of deferred financing costs	432	575
Deferred income taxes	741	184
Stock-based compensation expense	586	518
Loss (gain) on sale of assets	(17)	60
Changes in operating assets and liabilities:
Accounts receivable	4,889	1,476
Inventories	(20,209)	(227)
Prepaids and other assets	169	(2,389)
Payables and other liabilities	(1,446)	(6,690)
Accrued income taxes	(711)	4,162
Net cash provided by operating activities	7,083	22,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,798)	(2,068)
Proceeds from sale of assets	237	52
Net cash used in investing activities	(14,561)	(2,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	730	642
Repayments of short-term borrowings	(721)	(593)
Payment of dividends	(2,004)	—
Decrease (increase) in overdraft balances	6,217	(735)
Proceeds from long-term borrowings	16,700	3,700
Repayments of long-term borrowings	(13,050)	(22,812)
Payment of deferred financing costs	(875)	(358)
Proceeds from exercise of stock options	532	106
Net cash provided by (used) in financing activities	7,529	(20,050)
Net increase in cash and cash equivalents	51	256
Cash and cash equivalents at beginning of period	34	127
Cash and cash equivalents at end of period	$85	$383
Supplemental Cash Flow Information:
Cash paid for interest	$912	$2,661
Cash paid for (refund of) income taxes	$3,200	$(1,751)

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
Revenues and operating results for the nine months ended July 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards
During fiscal 2011, several new accounting standards became effective for the Company. These new standards are included in the following topics of the FASB ASC: Topic 310, “Receivables” , Topic 605 “Revenue Recognition” and Topic 220 "Comprehensive Income". The first two standards were adopted in the first quarter of fiscal 2011 and the changes did not have a material effect on the Company’s condensed consolidated financial statements. The last standard, "Comprehensive Income", becomes effective for fiscal years beginning after December 15, 2011 which for the Company would be the first quarter ended January 31, 2012. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. As the Company has historically presented other comprehensive income as part of the statement of shareholders' equity, the Company will have to retroactively restate its financial statements for this change upon adoption of this accounting standard.

Note 3—Asset Impairment and Restructuring Charges
During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s plant in Mansfield, Ohio. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, Ohio. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company is relocating certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the 4th quarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are old equipment for which the Company has no further use and which have limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. The Bowling Green, Kentucky plant facility started operations in April 2011.
During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement for approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.
For the first nine months of fiscal 2011, the Company recorded impairment recoveries of $230 for cash received upon the sale of assets that were previously impaired.

Note 4—Inventories
Inventories consist of the following:

	July 31, 2011	October 31, 2010
Raw materials	$19,983	$8,009
Work-in-process	6,015	5,246
Finished goods	9,897	6,321
Total material	35,895	19,576
Tooling	5,233	1,343
Total inventory	$41,128	$20,919

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $332 and $1,393 at July 31, 2011 and October 31, 2010, respectively.

The increase in raw material inventories of approximately $8,000 is related to the required purchase of raw material to support the planned bank build at the Company's Mansfield, Ohio facility. The raw material will be consumed into finished goods to build a bank of parts to supply between a two to fourteen week requirement of customer releases of inventory to facilitate the move of certain machinery and equipment from the Mansfield facility to the Company's Bowling Green, Kentucky facility and for the planned closure of operations during fiscal 2011. The remaining increase of raw materials of approximately $3,900 is a result of increased sales volumes along with increased sales with steel ownership.

The increase in tooling inventories of $3,890 is for customer reimbursed production tooling related to new program awards that go into production in the fourth quarter of fiscal 2011 and throughout fiscal 2012.

Note 5—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2011	October 31, 2010
Land and improvements	$8,834	$8,460
Buildings and improvements	104,322	102,671
Machinery and equipment	336,629	339,931
Furniture and fixtures	11,180	11,029
Construction in progress	12,671	3,106
Total, at cost	473,636	465,197
Less: Accumulated depreciation	350,589	340,104
Property, plant and equipment, net	$123,047	$125,093

Note 6—Financing Arrangements
Debt consists of the following:

	July 31, 2011	October 31, 2010
Credit Agreement —interest at 2.71% and 3.47% at July 31, 2011 and October 31, 2010, respectively	$30,550	$26,900
Insurance broker financing agreement	730	451
State of Ohio promissory note	—	270
Total debt	31,280	27,621
Less: Current debt	730	721
Total long-term debt	$30,550	$26,900

The weighted average interest rate of all debt was 3.01% and 6.94% for the nine months ended July 31, 2011 and July 31, 2010, respectively.
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
The Agreement has a five-year term and provides for an $80 million secured revolving line of credit (which may be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase). The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.
Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At July 31, 2011, the interest rate for the credit facility was 2.69% for Eurodollar rate loans and 4.25% for base rate loans.
The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios, The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of July 31, 2011.
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
After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $47,702 at July 31, 2011.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of July 31, 2011, $730 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.
In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continued increasing annually thereafter until July 2011, when the loan matured. The balance due the State of Ohio at July 31, 2011 and October 31, 2010 was $0 and $270, respectively.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2011 and 2010 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Service cost	$35	$44	$2	$2
Interest cost	955	951	8	9
Expected return on plan assets	(705)	(646)	—	—
Recognized net actuarial loss	311	315	15	15
Amortization of prior service cost	—	14	—	—
Net periodic benefit cost	$596	$678	$25	$26

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
Service cost	$105	$131	$5	$5
Interest cost	2,866	2,852	23	27
Expected return on plan assets	(2,116)	(1,937)	—	—
Recognized net actuarial loss	933	946	45	46
Amortization of prior service cost	—	42	—	—
Net periodic benefit cost	$1,788	$2,034	$73	$78

The Company made contributions of $3,662 to the defined benefit pension plans during the nine months ended July 31, 2011. The Company expects contributions to be $794 for the remainder of fiscal 2011.

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

2011
Risk-free interest	2.48%
Dividend yield	0.00%
Volatility factor—market	89.02%
Expected life of options—years	5.95

Activity in the Company’s stock option plan for the nine months ended July 31, 2011 and 2010 was as follows:

	Fiscal 2011				Fiscal 2010
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	683,692	$6.13			776,805	$5.88
Options:
Granted	154,000	12.10			—	—
Exercised	(198,108)	3.53			(47,931)	2.20
Canceled	(103,568)	7.77			(15,000)	5.82
Options outstanding at July 31	536,016	$8.55	6.96	$1,735	713,874	$6.13	7.86	$3,181
Exercisable at July 31	122,783	$13.71	3.68	$58	196,774	$11.11	6.56	$363

At July 31, 2011 and 2010, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and nine months ended July 31, 2011, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $213 and $586, respectively. For the three and nine months ended July 31, 2010, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes and net income by $128 and $518, respectively. For both the three months ended July 31, 2011 and July 31, 2010, the impact on earnings per share was a reduction of $.01 per share basic and diluted. For both the nine months ended July 31, 2011 and July 31, 2010, the impact on earnings per share was a reduction of $.02 per share basic and diluted. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $1,312 over the next three fiscal years.

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

For the three and nine month periods ended July 31, 2011, 94,824 and 73,913, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended July 31, 2010, stock options of 147,000 and 483,705 were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
Net income available to common stockholders	$1,691	$2,037	$5,646	$4,590
Basic weighted average shares	16,753	16,544	16,702	16,524
Effect of dilutive securities:
Stock options	110	210	156	137
Diluted weighted average shares	16,863	16,754	16,858	16,661
Basic income per share	$0.10	$0.12	$0.34	$0.28
Diluted income per share	$0.10	$0.12	$0.33	$0.28

Comprehensive Income
Comprehensive income for the three and nine months ended July 31, 2011 was $1,691 and $5,532, respectively and comprehensive income for the three and nine months ended July 31, 2010 was $2,037 and $4,491, respectively. In addition to the reported amounts of net income for the nine months ended July 31, 2011 and 2010, comprehensive income includes the effect of tax adjustments of $(114) and $(99), respectively, to adjust the estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

Note 10—Commitments and Contingencies
The Company is a party to certain lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first nine months of fiscal 2011 increased by 12.7% and total North American car and light truck production for the first nine months of fiscal 2011 increased by 7.0%, in each case compared with production for the first nine months of fiscal 2010. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At July 31, 2011, the Company’s facilities were operating at approximately 46.5%, compared to 41.0% capacity at July 31, 2010. The Company defines capacity as 20 working hours per day and five days per week (i.e. 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2011 in North America according to industry forecasts (published by CSM Worldwide), is currently predicted to increase to 12,635,000 units, which reflects an improvement of 6.9% over fiscal year 2010’s vehicle production of 11,820,000 units. The increased production volume predicted for fiscal year 2011 is still 15.4% below the industry average production for the years 2005 to 2008 of 14,928,000 units. The first nine months of fiscal year 2011’s improved vehicle production includes the initial recovery from the impact of the Japanese earthquake and tsunami and reflects an improvement in economic conditions and consumer demand. However, the automotive industry’s recovery over the past several quarters remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending.
The Company continues its approach of monitoring closely the customer release volumes as the overall outlook for the global economy has begun to soften amid concerns of continued high levels of unemployment and geopolitical unrest. These uncertainties may impact the sustainability of improved forecasted production volumes. Also, although concerns are diminishing, production levels remain susceptible to the impact that the earthquake and tsunami in Japan may still have on the availability of components and raw materials.

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

The Company has also evaluated plant operations in relation to our customers’ respective geographic footprints. During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that are currently manufactured at the Company’s Mansfield, Ohio plant. The plan also includes the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, OH. The Company will, therefore, close the operations of its Mansfield Blanking Division during fiscal 2011 as its work is relocated to these other plants. The Company is relocating certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the 4thquarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are old equipment for which the Company has no further use and it has limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. The Bowling Green, Kentucky plant facility started operations in April 2011.
During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement for approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At July 31, 2011 and 2010, the amount accrued for group insurance and workers’ compensation claims was $2,217 and $1,885, respectively. The insurance reserves established accruals are a result of improved safety statistics, changes in employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. Beginning in 2010, the Principal Pension Discount Yield Curve ("Principal Curve") has replaced the Citigroup Pension Discount Curve ("Citigroup Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to the Citigroup Curve that was used in fiscal 2009, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2010, the resulting discount rate from the use of the Principal Curve was 5.50%, a decrease of .25% from a year earlier that resulted in an increase of the benefit obligation of approximately $1,800. A change of 25 basis points in the discount rate at October 31, 2010 would increase or decrease expense on an annual basis by approximately $61.

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

Results of Operations
Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010

REVENUES. Sales for the third quarter of fiscal 2011 were $128,191, an increase of $13,332 from last year’s third quarter sales of $114,859, or 11.6%. During the third quarter of fiscal 2011, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the third quarter of fiscal 2011 increased 1.0% from production levels of the third quarter of fiscal 2010. For traditional domestic manufacturers, the production increase in the third quarter of fiscal 2011 was 10.6% compared to the prior year third quarter period. Sales also increased due to improving demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2011 was $9,249 compared to gross profit of $8,829 in the third quarter of fiscal 2010, an increase of $420. Gross profit as a percentage of sales was 7.2% in the third quarter of fiscal 2011 and 7.7% in the third quarter of fiscal 2010. Gross profit in the third quarter of fiscal 2011 was favorably impacted by approximately $2,790 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs net of revenue realized from the sales of engineered scrap during the third quarter of fiscal 2011 compared to the third quarter of 2010 resulting in a net material increase of approximately $1,070. In addition, manufacturing expenses increased by approximately $1,300 in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Personnel and personnel related expenses, including the restoration of certain benefits, like the 401k Company match, were responsible for the growth in these expenses by approximately $1,640 as the Company’s workforce was increased in anticipation of improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $670. These increases were offset by a reduction in depreciation and utilities of approximately $1,010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $5,810 in the third quarter of fiscal 2011 were $1,006 more than selling, general and administrative expenses of $4,804 in the same period of the prior year. As a percentage of sales, these expenses were 4.5% of sales in the third quarter of fiscal 2011 and 4.2% in the third quarter of fiscal 2010. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $680 as result of the restoration of certain benefits, like the 401k Company match.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement for approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio. Impairment recovery of $88 was recorded during the third quarter of fiscal 2011 for cash received upon the sale of assets that were previously impaired. The assets that were sold in the third quarter of 2011 related to the Company’s Liverpool Stamping facility that was impaired in fiscal 2009.

OTHER. Interest expense for the third quarter of fiscal 2011 was $307, compared to interest expense of $854 during the third quarter of fiscal 2010. Interest expense decreased from the prior year third quarter as a result of a reduced level of average borrowed funds and the impact of the amended and restated Credit and Security Agreement, which lowered the weighted average interest rate in the third quarter of fiscal 2011 compared to the prior year. Borrowed funds averaged $31,868 during the third quarter of fiscal 2011 and the weighted average interest rate was 2.82%. In the third quarter of fiscal 2010, borrowed funds averaged $33,905 while the weighted average interest rate was 6.94%.

Other expense, net was $3 for the third quarter of fiscal 2011 compared to a net expense of $18 in the third quarter of fiscal 2010. Other expense in both fiscal 2011 and 2010 is the result of currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes in the third quarter of fiscal 2011 was an expense of $1,177 on income before taxes of $2,868 for an effective tax rate of 41.0%. The provision for income taxes in the third quarter of fiscal 2010 was an expense of $1,116 on income before taxes of $3,153 for an effective tax rate of 35.4%. The estimated effective tax rate for the third quarter of fiscal 2011 has increased compared to the third quarter of fiscal 2010 primarily from a Michigan tax law change that was enacted in Shiloh's 2011 third quarter.

NET INCOME. The net income for the third quarter of fiscal 2011 was $1,691, or $0.10 per share, diluted. Net income for the third quarter of fiscal 2010 was $2,037 or $0.12 per share, diluted.

Nine Months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010

REVENUES. Sales for the first nine months of fiscal 2011 were $374,028, an increase of $43,442 from last year’s first nine months sales of $330,586, or 13.1%. For the first nine months of fiscal 2011, North American car and light truck production increased by 7.0%, compared with production for the first nine months of fiscal 2010.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2011 was $27,191 compared to $24,915 in the first nine months of fiscal 2010, an increase of $2,276. Gross profit as a percentage of sales was 7.3% in the first nine months of fiscal 2011 compared to 7.5% for the same period a year ago. For the first nine months of fiscal 2011, gross profit increased by approximately $9,960 from the increased sales volume compared to the prior year first nine month period. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs partially offset by an improvement in revenue realized from the sales of engineered scrap during the first nine months of 2011 compared to the first nine months of 2010 by approximately $2,520. In addition, manufacturing expenses increased by approximately $5,160 in the first nine months of 2011 compared to the first nine months of 2010. Personnel and personnel related expenses increased by approximately $5,890 as a result of an increase in the Company’s workforce related to the improved production volumes, planning for future launches, planning for further increases in North American vehicle production volumes, and the restoration of certain benefits. Repairs and maintenance and manufacturing supplies increased approximately $2,760. These increases were partially offset by a reduction in depreciation and utility costs of approximately $3,490.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $16,849, or 4.5% of sales in the first nine months of fiscal 2011, compared to $14,719, or 4.5% of sales in the same period of the prior year. The increase in selling, general, and administrative expenses reflects higher personnel and personnel related expenses of approximately $1,790 as a result of increased headcount and the restoration of certain benefits, like the 401k Company match.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement for approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio. Impairment recoveries of $230 and $48 were recorded during the first nine months of fiscal 2011 and 2010, respectively, for cash received upon the sale of assets that were previously impaired. The assets that were sold in the first nine months of fiscal 2011 related to the Company’s Liverpool Stamping facility that was impaired in fiscal 2009. The assets that were sold in the first nine months of 2010 related to the Company’s Cleveland Stamping facility that was impaired in fiscal 2006.

OTHER. For the first nine months of fiscal 2011, interest expense was $1,271, a decrease of $1,853 from interest expense of $3,124 in the first nine months of fiscal 2010. The reduction in interest expense compared to the prior year nine-month period is the result of a reduced level of average borrowed funds and the impact of the Fifth Amendment to the Credit Agreement and the amended and restated Credit and Security Agreement, which both lowered the weighted average interest rate during the first nine months of fiscal 2011 compared to the prior year nine-month period. Borrowed funds averaged $29,158 during the first nine months of fiscal 2011 and the weighted average interest rate was 3.01%. For the first nine months of fiscal 2010, borrowed funds averaged $43,550 while the weighted average interest rate was 6.95%.

Other income, net was $108 for the first nine months of fiscal 2011 compared to other expense, net of $43 for the first nine months of fiscal 2010. Other income in fiscal 2011 consisted of $131 generated from the sale of stock received in the second quarter in connection with the settlement of a customer bankruptcy and netted against an expense of $23 for currency transaction losses realized by the Company’s Mexican subsidiary. The $43 expense in fiscal 2010 is the result of currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes for the first nine months of fiscal 2011 was an expense of $3,414 on income before taxes of $9,060 for an effective tax rate of 37.7%. The provision for income taxes for the first nine months of fiscal 2010 was an expense of $2,489 on income before taxes of $7,079 for an effective tax rate of 35.2%. The estimated effective tax rate for the first nine months of fiscal 2011 has increased compared to the first nine months of fiscal 2010 primarily from changes in estimates of prior year tax accruals and a Michigan tax law change offset by a decrease in state income taxes.

NET INCOME. The net income for the first nine months of fiscal 2011 was $5,646, or $0.33 per share, diluted. The net income for the first nine months of fiscal 2010 was $4,590, or $0.28 per share, diluted.

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

The Agreement has a five-year term and provides for an $80 million secured revolving line of credit which may be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase. The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.

Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At July 31, 2011, the interest rate for the credit facility was 2.69% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as July 31, 2011.

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

After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $47,702 at July 31, 2011.

In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of July 31, 2011, $730 remained outstanding under this agreement and were classified as current debt in the Company’s condensed consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continued increasing annually thereafter until July 2011, when the loan matured. The balance due the State of Ohio at July 31, 2011 and October 31, 2010 was $0 and $270, respectively.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Credit Agreement	Other Debt	Total
2012	$—	$730	$730
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	30,550	—	30,550
Total	$30,550	$730	$31,280

At July 31, 2011, total debt was $31,280 and total equity was $107,071, resulting in a capitalization rate of 22.6% debt, 77.4% equity. Current assets were $115,863 and current liabilities were $80,392 resulting in positive working capital of $35,471.
For the nine months ended July 31, 2011, operations generated $24,391 of cash flow compared to $25,990 in the first nine months of 2010.
Working capital changes since October 31, 2010 were a use of funds of $17,308. During the first nine months of fiscal 2011, accounts receivable have decreased by $4,889 and inventory increased by $20,209 since the end of fiscal 2010. Considering the increase in overdraft balances of $6,217, accounts payable, net have increased $5,448.

The increase in raw material inventories of approximately $8,000 is related to the required purchase of raw material to support the planned bank build at the Company's Mansfield, Ohio facility. The raw material will be consumed into finished goods to build a bank of parts to supply between a two to fourteen week requirement of customer releases of inventory to facilitate the move of certain machinery and equipment from the Mansfield facility to the Company's Bowling Green, Kentucky facility and for the planned closure of operations during fiscal 2011. The remaining increase of raw materials of approximately $3,900 is a result of increased sales volumes along with increased sales with steel ownership.

The increase in tooling inventories of $3,890 is for customer reimbursed production tooling related to new program awards that go into production in the fourth quarter of fiscal 2011 and throughout fiscal 2012.

Cash capital expenditures in the first nine months of fiscal 2011 were $14,798. The Company had unpaid capital expenditures of approximately $378 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remainder of fiscal 2011 are $2,000, subject to change based on business conditions.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of July 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: August 26, 2011

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.