Form 10-K
period 2011-10-31
SHILOH INDUSTRIES INC
filed 2011-12-21
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011	Commission file no. 0-21964

Shiloh Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Steel Drive, Valley City, Ohio 44280
(Address of principal executive offices-zip code)
(330) 558-2600
(Registrant's telephone number, including area code)
——————
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.01 Per Share
Securities registered pursuant to Section 12(g) of the Act:
None
——————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Do not check if a small reporting company)
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐   Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $11.41 per share as reported by the Nasdaq Global Market, was approximately $58,622,218. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of December 20, 2011 was 16,762,428
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I— FINANCIAL INFORMATION

SHILOH INDUSTRIES, INC.
PART I

Item 1.	Business
General
Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company's principal executive offices are located at 880 Steel Drive, Valley City, Ohio 44280 and its telephone number is (330) 558-2600. The Company's website is located at http://www.shiloh.com. On its website, you can obtain a copy of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission. A copy of these filings is available to all interested parties upon written request to Thomas M. Dugan, Vice President of Finance and Treasurer, at the Company's corporate offices.
The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files with the Securities and Exchange Commission (“SEC”) at its Public Reference Room at 100 F Street, N.W., Washington D.C. 20549. You may obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).
Shiloh is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies for the automotive, heavy truck and other industrial markets. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking, welded blank and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company's blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior and structural components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. Engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness or coating that are welded together utilizing both mash seam resistance and laser welding.
The Company's complex stampings and modular assemblies include components used in the structural and powertrain systems of a vehicle. Structural systems include body-in-white applications and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans and transmission pans. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fourteen wholly owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee, Kentucky and Mexico.
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

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Holdings Inc (the parent of MTD Products Inc) is a 50.2% stockholder of the Company.

Products and Manufacturing Processes
Revenues derived from the Company's products were as follows:

	Years Ended October 31,
	2011	2010
	(dollars in thousands)
Engineered welded blanks …………………………………………	$246,255	$218,412
Complex stampings and modular assemblies ………………………	123,949	133,920
Blanking ……………………………………………………………	97,908	69,480
Steel procesing, tools, dies, scrap and other ………………………	49,631	35,460
Total ……………………………………………………………	$517,743	$457,272

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
The Company's complex stamping operations produce engineered stampings and modular assemblies. Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three-dimensional parts. The Company produces complex stamped parts using precision single stage, progressive, deep draw and transfer dies, which the Company either designs and manufactures or sources from third parties. Some stamping operations also provide value-added processes such as welding, assembly and painting capabilities. The Company's complex stampings and assemblies are principally used as components for body-in-white, powertrain, seat frames and other structural body components for automobiles.
The Company produces steel blanks in its blanking operations. Blanking is a process in which flat-rolled steel is cut into precise two-dimensional shapes by passing steel through a press, employing a blanking die. These blanks, which are used principally by manufacturers in the automobile, heavy truck, and lawn and garden industries, are used by the Company's automotive and heavy truck customers for automobile exterior and structural components, including fenders, hoods, doors and side panels, and heavy truck wheel rims and brake components and by the Company's lawn and garden customers for lawn mower decks.
To a lesser extent, the Company provides the service of steel processing and processes flat-rolled steel principally for primary steel producers and manufacturers that require processed steel for end-product manufacturing purposes. The Company also processes flat-rolled steel for internal blanking and stamping operations. The Company either purchases hot-rolled, cold-rolled or coated steel from primary steel producers located throughout the Midwest or receives the steel on a toll-processing basis and does not acquire ownership of it. Cold-rolled and hot-rolled steel often go through additional processing operations to meet the requirements of end-product manufacturers. The Company's additional processing operations include slitting, cutting-to-length, edge trimming, roller leveling and quality inspecting of flat-rolled steel.

Slitting is the cutting of coiled steel to precise widths. Cutting-to-length produces steel cut to specified lengths ranging from 12 inches to 168 inches. Edge trimming removes a specified portion of the outside edges of the coiled steel to produce a uniform width. Roller leveling flattens the steel by applying pressure across the width of the steel to make the steel suitable for blanking and stamping. To achieve high quality and productivity and to be responsive to customers' just-in-time supply requirements, most of the Company's steel processing operations are computerized and have combined several complementary processing lines, such as slitting and cutting-to-length at single facilities. In addition to cleaning, leveling and cutting steel, the Company inspects steel to detect mill production flaws and utilizes computers to provide both visual displays and documented records of the thickness maintained throughout the entire coil of steel. The Company also performs inventory control services for some customers.
The Company also designs, engineers and produces precision tools and dies, and weld and secondary assembly equipment. To support the manufacturing process, the Company supplies or sources from third parties the tools and dies used in the blanking and stamping operations and the welding and secondary assembly equipment used to manufacture modular systems. Advanced technology is maintained to create products and processes that fulfill customers' advanced product requirements. The Company has computerized most of the design and engineering portions of the tool and die production process to reduce production time and cost.

International Operation
The Company's international operation, which is located in Mexico, is subject to various risks that are more likely to affect this operation than the Company's domestic operations. These include, among other things, exchange rate controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, security risk and foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons. The identifiable assets associated with the Company's international operation are located where the Company believes the risks to be minimal.
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
The Company's largest customer is General Motors Company (“General Motors”). The Company has been working with General Motors for more than 25 years and operates a vendor-managed program to supply blanks, which program includes on-site support staff, electronic data interchange, logistics support, a just-in-time delivery system and engineered welded blanks. As a result of the acquisition of MTD Automotive in November 1999, Ford Motor Company (“Ford”) became another significant customer. The Company supplies Ford with blanks, deep draw stampings and modular assemblies. The Company also does business with Chrysler Group LLC (“Chrysler”), and supplies Chrysler with engineered welded blanks, blanks, and deep draw stampings. In addition, the Company also supplies complex stampings and modular assemblies to Nissan USA ("Nissan").
In fiscal 2011, General Motors and Chrysler accounted for approximately 28.8% and 15.1%, respectively of the Company's revenues. No other individual customer accounted for more than 10% of the Company's revenues in fiscal 2011. At October 31, 2011 and 2010, General Motors accounted for 31.4% and 33.3% of the Company's accounts receivable, respectively and Chrysler accounted for 18.7% and 17.5% of the Company's accounts receivable, respectively.
Sales and Marketing
The Company operates a sales and technical center in Canton, Michigan, which center is in close proximity to certain of its automotive customers. The sales and marketing organization is structured to efficiently service all of the Company's key customers and directly market the Company's automotive and steel processing products and services. The sales force is organized to enable the Company to target sales and marketing efforts at four distinct types of customers, which include OEM customers, Tier I suppliers and steel consumers and producers.
The Company's engineering staff provides total program management, technical assistance and advanced product development support to customers during the product development stage of new vehicle design.

Operations and Engineering
The Company operates eight manufacturing facilities in the United States and one manufacturing facility in Mexico, along with technical centers in Canton, Michigan and Valley City, Ohio that coordinate advanced product and process development and applications with its customers and its manufacturing facilities. The Company's manufacturing facilities and technical centers are strategically located close to its customers' engineering organizations and fabricating-assembly plants. Each facility of the Company is focused on meeting the business strategy of the Company by optimizing its performance in quality, cost and delivery.
Raw Materials
The basic materials required for the Company's operations are hot-rolled, cold-rolled and coated steel. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers' steel buying programs. Under these programs, the Company purchases steel at the steel price that its customers negotiated with the steel suppliers. These suppliers include AK Steel, AreclorMittal, Severstal and U.S. Steel. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the steel processing products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.
Competition
Competition for sales of steel blanks and engineered welded blanks is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of OEMs, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competitors for engineered welded blanks include TWB Company, LLC, ArcelorMittal Tailores Blanks Americas, Delaco AMTB,and Procoil Company LLC. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assembly business are L&W Inc., Flex-n-Gate, Midway Products Group., Narmco Group and Van -Rob. The methods of competition with these companies in blanks, engineered welded blanks and automotive stampings and assemblies are product quality, price, delivery, location and engineering capabilities. Shiloh is the only supplier of engineered welded blanks that is not affiliated with a steel company.
Employees
As of November 30, 2011, the Company had approximately 1,270 employees. A total of approximately 50 employees at one of the Company's subsidiaries are covered by a collective bargaining agreement that is due to expire in November 2014.
Backlog
A significant portion of the Company's business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered technically firm. Backlog, therefore, is not a meaningful indicator of future performance.
Seasonality
The Company typically experiences decreased revenue and operating income during its first fiscal quarter of each year, usually resulting from generally lower overall automobile production during November and December. The Company's revenues and operating income in its third fiscal quarter can also be affected by the typically lower automobile production activities in June and July due to manufacturers' plant shutdowns and new model changeovers of production lines.
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
ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its effect on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. All of the Company's facilities are ISO 14001 certified. The Company has completed the certification process at each of its nine manufacturing facilities for the latest and highest international quality standard for the automotive industry, ISO/TS 16949:2002. The Company believes this certification is a market requirement for doing business in the automotive industry.
Segment and Geographic Information
The Company conducts its business and reports its information as one operating segment-Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker because he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry.

Revenues from the Company's foreign subsidiary in Mexico were $29,740 and $23,309 for fiscal years 2011 and 2010, respectively. These revenues represent 5.7% of total revenues for fiscal 2011 and 5.1% of total revenues for fiscal year 2010. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company's foreign subsidiary totaled $14,708 and $16,078 at October 31, 2011 and 2010, respectively. The consolidated long-lived assets of the Company totaled $123,971 and $127,252 at October 31, 2011 and 2010, respectively.

Item 1B.	Unresolved Staff Comments
None.

Item 2.    Properties
The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company's facilities, all of which are owned are as follows:

Subsidiary	Facility Name	Location	Square Footage	Year Occupied	Description of Use
Shiloh Corporation	Mansfield Blanking	Mansfield, Ohio	295,000	1955	(Closed)

Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	255,000	1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	254,000	2000	Engineered Welded Blanks

Medina Blanking, Inc.	Bowling Green Manufacturing Division	Bowling Green, Kentucky (1)	83,000	2011	Blanking/Tool and Die Production/ Complex Stamping and Modular Assembly

VCS Properties, LLC		Valley City, Ohio	260,000	1977	(Closed)

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000	1990	Steel Processing Services/Complex Stamping and Modular Assembly/Administration

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	260,000	1999	(Closed)

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000	1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000	1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly/ Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500	1998	Blanking/Engineered Welded Blanks/ Complex Stamping and Modular Assembly

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000	2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000	2000	Engineered Welded Blanks/Complex Stamping and Modular Assembly

(1) Bowling Green Manufacturing began operations in April 2011

Item 3.	Legal Proceedings
The Company is involved in various lawsuits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.	Removed and Reserved
None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's Common Stock is traded on the Nasdaq Global Market under the symbol “SHLO.” On December 20, 2011, the closing price for the Company's Common Stock was $8.46 per share.
The Company's Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 2011 and 2010.

	2011		2010
Quarter	High	Low	High	Low
1st	$13.75	$10.09	$5.30	$4.00
2nd	$13.67	$10.56	$8.13	$4.20
3rd	$11.57	$9.73	$10.04	$8.03
4th	$12.34	$7.87	$10.43	$8.33
As of the close of business on December 20, 2011, there were 98 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 400. The Company did not repurchase any of the Company's equity securities during fiscal 2011.
Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for fiscal 2011 increased by 11.3% and total North American car and light truck production for fiscal 2011 increased by 8.1%, in each case compared with production for fiscal 2010. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At October 31, 2011, the Company’s facilities were operating at approximately 46.8%, compared to 41.1% capacity at October 31, 2010. The Company defines capacity as 20 working hours per day and five days per week (i.e. 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, these customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been rising on increased demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2011 in North America according to industry forecasts (published by IHS Automotive), was approximately 12,780,000 units, which reflects an improvement of 8.1% over fiscal year 2010’s vehicle production of approximately 11,820,000 units. The increased production units for fiscal year 2011 is still 14.4% below the industry average production for the fiscal years 2005 to 2008 of 14,928,000 units. Although overall production was up in fiscal year 2011, production levels were substantially higher for the traditional domestic manufacturers, General Motors, Ford and Chrysler, collectively the "Detroit Three," while the Japanese OEM's production levels increased at a significantly lower rate as a result of supply shortages related to the Japanese earthquake and tsunami in March 2011. During the fourth quarter of fiscal year 2011, the production mix between the Detroit Three and Japanese OEM's began to reverse as the supply shortages subside and the Japanese OEM's increased their production levels. The increased production market share of the Detroit Three generally benefits our financial results due to our higher sales content for domestic vehicles compared to Japanese OEM's. The improved vehicle production reflects an improvement in economic conditions and consumer demand; however the automotive industry’s recovery remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending.

The Company continues its approach of monitoring closely the customer release volumes as the overall outlook for the global economy has begun to soften amid concerns of continued high levels of unemployment, the European debt crisis and geopolitical unrest. These uncertainties may impact the sustainability of improved forecasted production volumes.

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

These daily activities are factored into forecasts for each plant, and are consolidated to provide forecasts of operating results on a weekly and monthly basis, to reflect the latest developments in terms of customer intelligence and new awards of business. This process is intended to address the cash needs of the Company considering capital asset and tooling needs related to new business as well as ongoing cash requirements for operations, payroll, pension contributions, debt repayment requirements, contingencies and other matters.

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

With the conclusion of fiscal 2011, the Company continues to exercise caution as the next fiscal year has begun. The same disciplined approach that was followed in fiscal years 2011 and 2010 remains in place. According to industry forecasts, car and light truck production is predicted to increase to approximately 13,720,000 units, which represents a 7.4% improvement over fiscal year 2011's production levels. The Company's approach to monitoring customer release volumes and the adjustment of the Company's cost structure, as described above, remains appropriate to aid the Company in controlling costs and maintaining or improving profitability. The Company therefore intends to adjust manning levels and discretionary spending in support of operations as necessary in relation to customer releases as the releases are updated. In addition, these steps demonstrate the Company’s intent to stay focused on efficient cost management, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with its amended and restated Credit and Security Agreement dated April 19, 2011.

Due to uncertain market conditions for industrial real estate, during the fourth quarter of fiscal 2011, the Company recorded an asset impairment charge of $324 to reduce the carrying value of real property of the Company's VCS Properties facility to a fair value of $1,900 based primarily on an independent assessment that considered recent sales of similar properties, as well as an income approach.
During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement for approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

The Company has also evaluated plant operations in relation to our customers’ respective geographic footprints. During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that were manufactured at the Company’s Mansfield, Ohio plant. The plan also included the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, OH. The Company, therefore, ceased operations of its Mansfield Blanking Division during fiscal 2011 as its work has been relocated to these other plants. The Company has relocated certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the fourth quarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that would not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were old equipment for which the Company has no further use and which had limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded in fiscal year 2010 a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. The Bowling Green, Kentucky plant facility started operations in April 2011.

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

Impairment of Long-lived Assets. The Company has historically performed an annual impairment analysis of long-lived assets, which only includes property, plant and equipment since the Company has no intangible assets. However, when significant events, which meet the definition of a “triggering event” in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by IHS Automotive), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on the current facts, the Company recorded an impairment charge related to long-lived assets of $324 in the fourth quarter of fiscal 2011 and $4,575 in the fourth quarter of fiscal 2010. See Note 2 to the consolidated financial statements for a discussion of the impairment charges recorded in fiscal 2011 and fiscal 2010. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At October 31, 2011 and 2010, the amount accrued for group insurance and workers’ compensation claims was $2,233 and $2,160, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. Beginning in 2010, the Principal Pension Discount Yield Curve ("Principal Curve") has replaced the Citigroup Pension Discount Curve ("Citigroup Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to the Citigroup Curve that was used in fiscal 2009, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2011, the resulting discount rate from the use of the Principal Curve was 5.00%, a decrease of .50% from a year earlier that resulted in an increase of the benefit obligation of approximately $4,297. A change of 25 basis points in the discount rate at October 31, 2011 would increase or decrease expense on an annual basis by approximately $18.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $119.

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

For the twelve months ended October 31, 2011, the actual return on pension plans’ assets for all of the Company’s plans approximated 3.83% to 3.90%, which is below the expected rate of return on plan assets of 7.50% used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will increase in fiscal 2012, and that pension expense will increase in fiscal 2012 as well.

Results of Operations
Year Ended October 31, 2011 Compared to Year Ended October 31, 2010

REVENUES. Sales for fiscal 2011 were $517,743, an increase of $60,471 over fiscal 2010 of $457,272, or 13.2%. Sales increased during fiscal 2011 as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production for fiscal 2011 increased 8.1% from production levels of fiscal 2010 and traditional domestic manufacturer production for fiscal 2011 increased by 11.3% compared with production levels in fiscal 2010. Sales also increased due to improving demand of the heavy truck industry that the Company also serves.

GROSS PROFIT. Gross profit for fiscal 2011 was $38,936 compared to gross profit of $34,662 in fiscal 2010, an increase of $4,274. Gross profit as a percentage of sales was 7.5% for fiscal 2011 and 7.6% fiscal 2010. Gross profit in fiscal 2011 was favorably impacted by approximately $13,500 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs, net of revenue realized from the sales of engineered scrap during fiscal 2011 compared to fiscal 2010, resulting in a net material increase of approximately $2,900. In addition, manufacturing expenses increased by approximately $6,330 during fiscal 2011 compared to fiscal 2010. Personnel and personnel related expenses, including the restoration of certain benefits, like the 401k Company match, were responsible for the growth in these expenses by approximately $6,540 as the Company’s workforce was increased in anticipation of improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $4,160. These increases were offset by a reduction in depreciation and utilities of approximately $4,380.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $23,658 for fiscal 2011 were $3,742 more than selling, general and administrative expenses of $19,916 for the prior year. As a percentage of sales, these expenses were 4.6% of sales for fiscal 2011 and 4.4% for fiscal 2010. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $2,960 as result of the restoration of certain benefits, like the 401k Company match.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the fourth quarter of fiscal 2011, the Company recorded an asset impairment charge of $324 to reduce the real property of the Company's VCS Properties facility to a fair value of $1,900 based primarily on an independent assessment that considered recent sales of similar properties, and an income based valuation approach.

Impairment recoveries of $230 were recorded during fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility that was impaired in fiscal 2009.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

During the fourth quarter of fiscal 2010, the Board of Directors approved the Company’s plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that were manufactured at the Company’s Mansfield, Ohio plant. The plan also included the transfer of other Mansfield business to the Company’s Medina Blanking facility in Valley City, OH. The Company, therefore, ceased operations of its Mansfield Blanking Division during fiscal 2011 as its work has been relocated to these other plants. The Company has relocated certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the fourth quarter of fiscal year 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that will not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items are old equipment for which the Company has no further use and it has limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 representing the curtailment of the retirement plan of Mansfield Blanking employees. Recovery of previously impaired assets from the sales of equipment from a former Company facility of $48 reduced the Mansfield impairment charge to a net amount of $4,527.

OTHER. Interest expense for fiscal 2011 was $1,714, compared to interest expense of $3,757 for fiscal 2010. Interest expense decreased from the prior year as a result of a reduced level of average borrowed funds and the impact of the amended and restated Credit and Security Agreement, which lowered the weighted average interest rate during fiscal 2011 compared to the prior year. Borrowed funds averaged $28,552 during fiscal 2011 and the weighted average interest rate was 3.03%. In fiscal 2010, borrowed funds averaged $40,364 while the weighted average interest rate was 6.51%.

Other expense, net was $40 for fiscal 2011 compared to a net expense of $253 for fiscal 2010. Other income and other expense in both fiscal 2011 and 2010 is the result of currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes in fiscal 2011 was an expense of $5,236 on income before taxes of $13,081 for an effective tax rate of 40.0%. In fiscal year 2010 the provision for income taxes was $2,041 on income before taxes of $5,902 for an effective tax rate of 34.6%. The effective tax rate for fiscal 2011 and 2010 included the losses of the Company's Mexican subsidiary, for which no tax benefit could be recorded. The effective tax rate for fiscal 2011 has increased 5.4 percentage points compared to fiscal 2010 primarily from a decrease in domestic production activities deduction expected for fiscal 2011 as compared to fiscal 2010, for adjustments to previously filed tax returns and an offsetting decrease in state income taxes.

NET INCOME. The net income for fiscal 2011 was $7,845, or $0.47 per share, diluted compared to net income in fiscal year 2010 of $3,861 or $0.23 per share, diluted.

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

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provided the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also had the opportunity to borrow up to an additional $80 million, at the current market rates. The Company was permitted to prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company had the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily LIBOR plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index was combined with a designated margin from an agreed upon pricing matrix.

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

Borrowings under the Agreement bear interest, at the Company’s option, at the LIBOR or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At October 31, 2011, the interest rate for the credit facility was 2.75% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as October 31, 2011.

The Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, defined as 51% of the aggregate commitment under the Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse effect by the lenders.

Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $52,552 at October 31, 2011.

In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of October 31, 2011, $428 remained outstanding under this agreement and were classified as current debt in the Company’s consolidated balance sheets.

In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bears interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in

August 2005 in the amount of $25, and monthly principal payments continued increasing annually thereafter until July 2011, when the loan matured. The balance due the State of Ohio at October 31, 2011 and October 31, 2010 was $0 and $270, respectively.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Amended Credit Agreement	Other Debt	Total
2012	$—	$428	$428
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	25,700	—	25,700
Total	$25,700	$428	$26,128

At October 31, 2011, total debt was $26,128 and total equity was $107,652, resulting in a capitalization rate of 19.5% debt, 80.5% equity. Current assets were $116,703 and current liabilities were $81,375 resulting in positive working capital of $35,328.

For fiscal year ended October 31, 2011, operations generated $33,519 of cash flow compared to $32,928 in fiscal year 2010.

Working capital changes since October 31, 2010 were a use of funds of $12,958. During fiscal 2011, accounts receivable have increased by $4,006 in connection with the increased sales volume experienced in fiscal 2011. Inventory increased by $13,057 since the end of fiscal 2010. Considering the increase in overdraft balances of $1,436, accounts payable, net have increased $3,042.

The increase in raw material inventories of approximately $6,400 is a result of increased sales volumes along with increased sales with steel ownership. The increase in finished goods inventory of approximately $2,300 includes approximately $1,700 of a bank of parts produced by the Company's Mansfield facility to facilitate its closure as of October 2011 and supply a two to fourteen week requirement of parts for certain customers that will ship throughout the first quarter of fiscal 2012. Tooling inventories increased approximately $4,000 for customer reimbursed production tooling related to new program awards that go into production throughout fiscal 2012.

Cash capital expenditures in fiscal 2011 were $18,452. The Company had unpaid capital expenditures of approximately $614 at the end of fiscal 2011 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations of the amended and restated Credit and Security Agreement through maturity of the agreement in April 2016, as well as pension contributions of $5,910 during fiscal 2012, capital expenditures for fiscal 2012 and repayment of the other debt of $428.

As of October 31, 2011, the Company has $621 of commitments for capital expenditures and $7,615 of commitments under non-cancelable operating leases. These capital expenditures in 2012 are for the support of current and new business, expected increases in existing business and enhancements of production processes.

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
New Accounting Standards
During fiscal 2011, several new accounting standards became effective for the Company. These new standards are included in the following topics of the FASB ASC: Topic 310, “Receivables,” Topic 605 “Revenue Recognition” and Topic 220 "Comprehensive Income." The first two standards were adopted in the first quarter of fiscal 2011 and the changes did not have a material effect on the Company’s consolidated financial statements. The last standard, "Comprehensive Income", becomes effective for fiscal years beginning after December 15, 2011, which for the Company would be the first quarter ended January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. As the Company has historically presented other comprehensive income as part of the statement of shareholders' equity, the Company will have to retroactively restate its financial statements for this change upon adoption of this accounting standard.

Effect of Inflation, Deflation
Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on the Company's financial results for the past three years.
In periods of decreasing prices, deflation occurs and may also affect the Company's results of operations. With respect to steel purchases, the Company's purchases of steel through customers' resale steel programs protects recovery of the cost of steel through the selling price of the Company's products. For non-resale steel purchases, the Company coordinates the cost of steel purchases with the related selling price of the product.

FORWARD-LOOKING STATEMENTS
Certain statements made by the Company in this Annual Report on Form 10-K regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and those of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the amended and restated Credit Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets at October 31, 2011 and 2010	22
Consolidated Statements of Income for the two years ended October 31, 2011	23
Consolidated Statements of Cash Flows for the two years ended October 31, 2011	24
Consolidated Statements of Stockholders' Equity for the two years ended October 31, 2011	25
Notes to Consolidated Financial Statements	26

The following Financial Statement Schedule for the two years ended October 31, 2011 is included in
Item 15 of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves	52

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
December 20, 2011

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$20	$34
Accounts receivable, net	76,632	72,076
Related-party accounts receivable	434	984
Income tax receivable	1,688	1,163
Inventories, net	33,976	20,919
Deferred income taxes	2,228	2,631
Prepaid expenses	1,725	2,588
Total current assets	116,703	100,395
Property, plant and equipment, net	121,467	125,093
Deferred income taxes	918	1,432
Other assets	1,586	727
Total assets	$240,674	$227,647
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$428	$721
Accounts payable	57,214	54,172
Other accrued expenses	23,733	17,652
Total current liabilities	81,375	72,545
Long-term debt	25,700	26,900
Long-term benefit liabilities	24,019	24,485
Other liabilities	1,928	1,538
Total liabilities	133,022	125,468
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2011 and October 31, 2010, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,762,428 and 16,567,459 shares issued and outstanding at October 31, 2011 and October 31, 2010, respectively	168	166
Paid-in capital	63,950	62,317
Retained earnings	68,321	62,480
Accumulated other comprehensive loss: Pension related liability, net	(24,787)	(22,784)
Total stockholders’ equity	107,652	102,179
Total liabilities and stockholders’ equity	$240,674	$227,647

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	October 31,
	2011	2010
Revenues	$517,743	$457,272
Cost of sales	478,807	422,610
Gross profit	38,936	34,662
Selling, general and administrative expenses	23,658	19,916
Asset impairment, net	94	4,527
Restructuring charges	352	309
Operating income	14,832	9,910
Interest expense	1,714	3,757
Interest income	3	2
Other income (expense), net	(40)	(253)
Income before income taxes	13,081	5,902
Provision for income taxes	5,236	2,041
Net income	$7,845	$3,861
Earnings per share:
Basic earnings per share	$0.47	$0.23
Basic weighted average number of common shares	16,716	16,532
Diluted earnings per share	$0.47	$0.23
Diluted weighted average number of common shares	16,859	16,678

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,845	$3,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,367	26,220
Amortization of deferred financing costs	513	756
Asset impairment, net of recoveries	94	4,527
Deferred income taxes	1,920	(3,217)
Stock-based compensation expense	799	646
(Gain) loss on sale of assets	(19)	135
Changes in operating assets and liabilities:
Accounts receivable	(4,006)	(6,757)
Inventories	(13,057)	2,619
Prepaids and other assets	399	(1,538)
Payables and other liabilities	3,968	(3,587)
Accrued income taxes	(262)	5,518
Net cash provided by operating activities	20,561	29,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,452)	(3,853)
Proceeds from sale of assets	248	68
Net cash used in investing activities	(18,204)	(3,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(270)	(351)
Payment of dividends	(2,004)	—
Decrease (increase) in overdraft balances	1,436	(345)
Proceeds from long-term borrowings	28,750	3,700
Repayments of long-term borrowings	(29,950)	(28,150)
Payment of deferred financing costs	(906)	(538)
Proceeds from exercise of stock options	573	193
Net cash used in financing activities	(2,371)	(25,491)
Net decrease in cash and cash equivalents	(14)	(93)
Cash and cash equivalents at beginning of period	34	127
Cash and cash equivalents at end of period	$20	$34
Supplemental Cash Flow Information:
Cash paid for interest	$1,316	$3,157
Cash paid for (refund of) income taxes	$3,202	$(285)

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
November 1, 2009	$165	$61,344	$58,619	$(24,636)	$95,492
Net income	—	—	3,861	—	3,861
Pension liability, net of tax benefit of $185	—	—	—	1,852	1,852
Comprehensive income	—	—	—	—	5,713
Exercise of stock options	1	192	—	—	193
Stock-based compensation cost	—	646	—	—	646
Tax benefit on stock options	—	135	—	—	135
October 31, 2010	$166	$62,317	$62,480	$(22,784)	$102,179
Net income	—	—	7,845	—	7,845
Pension liability, net of tax effect of $1,003	—	—	—	(2,003)	(2,003)
Comprehensive income	—	—	—	—	5,842
Payment of dividends	—	—	(2,004)	—	(2,004)
Exercise of stock options	2	571	—	—	573
Stock-based compensation cost	—	799	—	—	799
Tax benefit on stock options	—	263	—	—	263
October 31, 2011	$168	$63,950	$68,321	$(24,787)	$107,652

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
The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fourteen wholly-owned subsidiaries at locations in Ohio, Michigan, Georgia, Tennessee, Kentucky and Mexico.
More than 50% of the Company's outstanding shares of Common Stock are owned by MTD Holdings Inc and the MTD Products Inc Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products, making MTD a related party of the Company.
Principles of Consolidation
The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Revenue Recognition
The Company recognizes revenue both for sales from toll processing and sales of products made with Company owned steel when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues are recognized in the period when management believes that such amounts become probable, based on management's estimates.
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
Employee Benefit Plans
The Company accrues the cost of defined benefit pension plans, in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 715 “Compensation - Retirement Benefits.” The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 32 former employees.
Stock-Based Compensation
The Company records compensation cost for share-based awards based upon fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company's historical experience.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and, to a lesser extent because of inherent uncertainty, the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company's tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain income tax positions based on the Company's estimate of whether, and the extent to which, additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes.
Impairment
The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could cause an impairment include significant underperformance relative to the historical or projected future operating results, significant changes in the manner of the use of the assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable or the useful life has changed.

Comprehensive Income
Comprehensive income is defined as net income (loss) and changes in stockholders' equity from non-owner sources which, for the Company in the periods presented, consists of pension related liability adjustments.
Statement of Cash Flows Information
Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less.
Concentration of Risk
The Company sells products to customers primarily in the automotive and heavy truck industries. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers' financial condition. The allowance for non-collection of accounts receivable is based on the expected collectability of all accounts receivable. Losses have historically been within management's expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 14-Business Segment Information for discussion of concentration of revenues.
As of October 31, 2011, the Company had approximately 1,273 employees. A total of approximately 50 employees at one of the Company's subsidiaries are covered by a collective bargaining agreement that is due to expire in  November 2014.
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
Derivative Financial Instruments
The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company's risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of operations. As of October 31, 2011 and 2010, there were no foreign currency forward exchange contracts outstanding.

Guarantees
The Company has certain indemnification clauses within its credit facility and certain lease agreements that are considered to be guarantees within the scope of FASB ASC Topic 460, “Guarantees”. The Company does not consider these guarantees to be probable and the Company cannot estimate the maximum exposure. Additionally, the Company's exposure to warranty-related obligations is not material.
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

Prior Year Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.

Other New Accounting Standards
During fiscal 2011, several new accounting standards became effective for the Company. These new standards are included in the following topics of the FASB ASC: Topic 310, “Receivables,” Topic 605 “Revenue Recognition” and Topic 220 "Comprehensive Income." The first two standards were adopted in the first quarter of fiscal 2011 and the changes did not have a material effect on the Company’s consolidated financial statements. The last standard, "Comprehensive Income," becomes effective for fiscal years beginning after December 15, 2011, which for the Company would be the first quarter ended January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. As the Company has historically presented other comprehensive income as part of the statement of shareholders' equity, the Company will have to retroactively restate its financial statements for this change upon adoption of this accounting standard.
Note 2—Asset Impairment and Restructuring Charges

Due to uncertain market conditions for industrial real estate, during the fourth quarter of fiscal 2011, the Company recorded an asset impairment charge of $324 to reduce the carrying value of real property of the Company's VCS Properties facility to a fair value of $1,900 based primarily on an independent assessment that considered recent sales of similar properties, as well as an income approach.

Impairment recoveries of $230 were recorded during fiscal 2011 for cash received upon the sales of assets from the Company's Liverpool Stamping facility that was impaired in fiscal 2009.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

During the fourth quarter of fiscal 2010, the Board of Directors approved the Company's plan to purchase a plant site in Bowling Green, Kentucky for the manufacture of first operation precision blanks and other complementary products that were manufactured at the Company's plant in Mansfield, Ohio. The plan also included the transfer of other Mansfield business to the Company's Medina Blanking facility in Valley City, Ohio. The Company, therefore, ceased operations of its Mansfield Blanking Division during fiscal 2011 as its work has been relocated to these other plants. The Company has relocated certain machinery and equipment to Bowling Green or Valley City to support the ongoing business and to service the new business in the Kentucky area. As a result, during the fourth quarter of fiscal 2010, the Company recorded an impairment charge of $2,480 to reduce long lived assets that would not be transferred to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. The Mansfield real property was reduced by $2,095 to a fair value of $3,300 based on an independent assessment by a real estate firm that considered recent sales of similar properties, tax valuation, and replacement cost value. The Company also recorded a restructuring charge of $309 in fiscal year 2010 representing the curtailment of the retirement plan of Mansfield Blanking employees. Recovery of previously impaired assets from the sale of equipment from a former Company facility of $48 reduced the Mansfield impairment charge to a net amount of $4,527.

A summary of the charges included in the accompanying consolidated statements of income for fiscal 2011 and 2010, is below.

	2011	2010
Asset impairment, net	$94	$4,527

Restructuring-Severance and benefits	$352	$—
Restructuring-Pension curtailment	—	309
	$352	$309

An analysis of restructuring charges and related reserves of the Company for fiscal 2011 is as follows:

	Restructuring Reserves at October 31, 2010	Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2011
Restructuring - Severance and benefits	$—	$352	$(73)	$279

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $568 and $209 at October 31, 2011 and 2010, respectively. The Company recognized net bad debt expense (credit) of $425 and $(41) during fiscal 2011 and 2010, respectively, in the consolidated statements of operations.
The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 4—Inventories
Inventories consist of the following:

	October 31,
	2011	2010
Raw materials	$14,433	$8,009
Work-in-process	5,612	5,246
Finished goods	8,575	6,321
Total material	28,620	19,576
Tooling	5,356	1,343
Total inventories	$33,976	$20,919

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $566 and $1,393 at October 31, 2011 and 2010, respectively.

The increase in raw material inventories of approximately $6,400 is a result of increased sales volumes along with increased sales with steel ownership. The increase in finished goods inventory of approximately $2,300 includes approximately $1,700 of a bank of parts produced by the Company's Mansfield facility to facilitate its closure as of October 2011 and supply a two to fourteen week requirement of parts for certain customers that will ship throughout the first quarter of fiscal 2012. Tooling inventories increased approximately $4,000 for customer reimbursed production tooling related to new program awards that go into production throughout fiscal 2012.

Note 5-Other Assets

	October 31,
	2011	2010
Other assets consist of the following:
Deferred financing costs, net	$920	$526
Other	666	201

Total	$1,586	$727

Deferred financing costs are amortized over the term of the debt. During fiscal 2011 and 2010, amortization of these costs amounted to $513 and $756, respectively. Accumulated amortization was $1,847 and $1,334 as of October 31, 2011 and 2010, respectively. In April 2011, the Company completed the amended and restated Credit and Security Agreement and capitalized $906 of new costs. In September 2010, the Company completed the Fifth Amendment of the original Credit Agreement and capitalized $168 of new costs.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	October 31, 2011	October 31, 2010
Land and improvements	$9,671	$8,460
Buildings and improvements	109,293	102,671
Machinery and equipment	342,557	339,931
Furniture and fixtures	11,450	11,029
Construction in progress	8,744	3,106
Total, at cost	481,715	465,197
Less: Accumulated depreciation	360,248	340,104
Property, plant and equipment, net	$121,467	$125,093
Depreciation expense was $22,367 and $26,220 in fiscal 2011 and 2010, respectively.
During the years ended October 31, 2011 and 2010, interest capitalized as part of property, plant and equipment was $204 and $42, respectively. The Company had unpaid capital expenditures of approximately $614 and $281 at October 31, 2011 and 2010, respectively, and such amounts are included in accounts payable at those dates and excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2011 and 2010. The Company has commitments for capital expenditures of $621 at October 31, 2011 that will be incurred in 2012.

Note 7—Financing Arrangements
Debt consists of the following:

	October 31, 2011	October 31, 2010
Credit Agreement —interest at 2.79% and 3.47% at October 31, 2011 and October 31, 2010, respectively	$25,700	$26,900
Insurance broker financing agreement	428	451
State of Ohio promissory note	—	270
Total debt	26,128	27,621
Less: Current debt	428	721
Total long-term debt	$25,700	$26,900

The weighted average interest rate of all debt was 3.03% and 6.51% for fiscal years 2011 and 2010, respectively.
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
On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement. The Fifth Amendment provided the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also had the opportunity to borrow up to an additional $80 million, at the current market rates. The Company was permitted to prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company had the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily LIBOR plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index is combined with a designated margin from an agreed upon pricing matrix.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Borrowings under the Agreement bear interest, at the Company’s option, at the LIBOR or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At October 31, 2011, the interest rate for the credit facility was 2.75% for Eurodollar rate loans and 4.25% for base rate loans.
The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of October 31, 2011.
The Agreement specifies that upon the occurrence of an event or condition deemed to have a material adverse effect on the business or operations of the Company, as determined by the administrative agent of the lending syndicate or the required lenders, defined as 51% of the aggregate commitment under the Agreement, the outstanding borrowings become due and payable at the option of the required lenders. The Company does not anticipate at this time any change in business conditions or operations that could be deemed a material adverse effect by the lenders.
After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $52,552 at October 31, 2011.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of October 31, 2011, $428 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.
In June 2004, the Company issued a $2,000 promissory note to the State of Ohio related to specific machinery and equipment at one of the Company’s Ohio facilities. The promissory note bore interest at 1% for the first year of the term and 3% per annum for the balance of the term, with interest only payments for the first year of the term. Principal payments began in August 2005 in the amount of $25, and monthly principal payments continued increasing annually thereafter until July 2011, when the loan matured. The balance due the State of Ohio at October 31, 2011 and October 31, 2010 was $0 and $270, respectively.
Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

	Amended
Year	Credit Agreement	Other Debt	Total
2012	$—	$428	$428
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	25,700	—	25,700
Total	$25,700	$428	$26,128

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 8-Operating Leases
The Company leases material handling, manufacturing and office equipment under operating leases with terms that range from three to ten years at inception. The leases do not include step rent provisions, escalation clauses, capital improvement funding or other lease concessions that qualify the leases as a contingent rental. Also, the leases do not include a variable related to a published index. The Company's operating leases are charged to expense over the lease term, on a straight-line basis.
The longest lease term of the Company's current leases extends to November 2016. Rent expense under operating leases for fiscal years 2011 and 2010 was $2,382 and $2,977, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2011:

2012	$2,467
2013	2,390
2014	353
2015	18
2016	4

Note 9-Employee Benefit Plans
The Company maintains pension plans covering its employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 32 retirees and their dependents. The measurement date for the Company's employee benefit plans coincides with its fiscal year end, October 31.

Obligations and Funded Status
At October 31

	Pension Benefits		Other Post Retirement Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$(70,912)	$(68,234)	$(590)	$(677)
Service cost	(140)	(175)	(7)	(6)
Interest cost	(3,821)	(3,802)	(30)	(36)
Amendments and settlements	—	—	98	—
Actuarial gain (loss)	(3,913)	(2,392)	(445)	36
Benefits paid	3,494	3,691	39	93

Benefit obligation at end of year	(75,292)	(70,912)	(935)	(590)
Change in plan assets:
Fair value of plan assets at beginning of year	42,488	39,300	—	—
Actual return on plan assets	2,769	5,288	—	—
Employer contributions	4,455	1,591	39	93
Benefits paid	(3,494)	(3,691)	(39)	(93)

Fair value of plan assets at end of year	46,218	42,488	—	—

Funded status, benefit obligations in excess of plan assets	$(29,074)	$(28,424)	$(935)	$(590)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2011	2010	2011	2010
Other accrued expenses	$(5,910)	$(4,459)	$(82)	$(70)
Long-term benefit liabilities	(23,164)	(23,965)	(853)	(520)

Total	$(29,074)	$(28,424)	$(935)	$(590)

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Post Retirement Benefits
	2011	2010	2011	2010
Service cost	$140	$175	$7	$6
Interest cost	3,821	3,802	30	36
Expected return on plan assets	(2,821)	(2,582)	—	—
Recognized net actuarial loss	—	—	—	—
Amortization of prior service cost	—	55	—	—
Amortization of transition loss	—	—	—	—
Plan curtailments	—	309	—	—
Amortization of net actuarial loss	1,245	1,262	61	62
Net periodic benefit cost	$2,385	$3,021	$98	$104

Expense includes the curtailment of the retirement plans of the Mansfield Blanking employees in fiscal 2010 . See Note 2 for a discussion of the closure of the plant.

The Company expects to recognize in the consolidated statement of operations the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2012.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,040	$54

The Company has recognized the following pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Pension Benefits		Other Post Retirement Benefits
	2011	2010	2011	2010

Net actuarial loss	$38,619	$35,898	$844	$559
Prior service cost	—	—	—	—

Accumulated other comprehensive income	$38,619	$35,898	$844	$559

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2011	2010	2011	2010
Increase (decrease) in minimum liability included in other comprehensive income	$(2,721)	$1,939	$(286)	$98

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2011	2010	2011	2010
Discount rate	5.00%	5.50%	5.00%	5.50%
Rate of compensation increase	—	—	—	—

	Pension Benefits		Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31
	2011	2010	2011	2010
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	—	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2011, the assumptions used to determine net periodic benefit costs were established at October 31, 2010, while the assumptions used to determine the benefit obligations were established at October 31, 2011. Beginning in 2010, the Principal Pension Discount Yield Curve ("Principal Curve") has replaced the Citigroup Pension Discount Curve ("Citigroup Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to the Citigroup Curve including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2011 the resulting discount rate from the use of the Principal Curve was 5.00%, a decrease of .50% from a year ago that resulted in an increase of the benefit obligation of approximately $4,297.
The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Historical rates of return are applied to the portfolio. The Company's outside investment advisors and actuaries review the computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets. The long-term expected rate of return on plan assets takes into account years with exceptional gains and years with exceptional losses.

Assumed health care trend rates at October 31	2011	2010
Health care cost trend rate assumed for next year	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	7.5%	8.0%
Year that the rate reaches the ultimate trend rate	2013	2012

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company's trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2011:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$6	$(6)
Effect on post retirement obligation	$55	$(45)

Plan Assets
The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company's pension plan weighted-average asset allocations at October 31, 2011 and 2010, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2011	2010
Asset Category
Equity securities	0-70%	68%	66%
Debt securities	0-70%	27%	29%
Real estate	0-10%	5%	5%

Total		100%	100%

The Company's investment policy for assets of the plans is to obtain a reasonable long-term return consistent with the level of risk assumed. The Company also seeks to control the cost of funding the plans within prudent levels of risk through the investment of plan assets and the Company seeks to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the return to the plans consistent with market and economic risk.
Fair Value
The plans' investments are reported at fair value. Purchases and sales of securities are recorded on a trade‑date basis. Dividends are recorded on the ex‑dividend date.

Fair value is the price that would be received by the plans for an asset or paid by the plans to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date in the plans' principal or most advantageous market for the asset or liability. Fair value measurements are determined by maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (level 1 measurements) and gives the lowest

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

priority to unobservable inputs (level 3 measurements). The three levels of inputs within the fair value hierarchy are defined as follows:

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

Level 3: Significant unobservable inputs that reflect the plans' own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Pooled separate accounts: The fair values of participation units held in pooled separate accounts are based on their net asset values, as reported by the managers of the pooled separate accounts as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date (level 2 inputs). With the exception of the Principal U.S. Property Separate Account, a fund sponsored by Principal Financial Group, investment and actuarial advisors of the Company, each of the pooled separate accounts invests in multiple securities. With the exception of the Principal U.S. Property Separate Account, each pooled separate account provides for daily redemptions by the plans with no advance notice requirements, and has redemption prices that are determined by the fund's net asset value per unit. Due to illiquidity of the underlying assets of the Principal U.S. Property Separate Account, which is an open-end, commingled real estate account and a separate account of Principal Life Insurance Company (Principal), Principal has imposed a withdrawal limitation which delays the payment of withdrawal requests and provides for payment of such requests on a pro rata basis as cash becomes available for distribution, as determined by Principal. While the fair value of the plans' interest in the Principal U.S. Property Separate Account has been determined based upon the net asset value of the Principal U.S. Property Separate Account, this fair value measurement is reported as including level 3 inputs because of the nature of the redemption restrictions.

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

Investments totaling $46,218 at October 31, 2011 and $42,488 at October 31, 2010 measured at fair value on a recurring basis are summarized below:

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Fair Value Measurements			Fair Value Measurements
	at October 31, 2011 Using			at October 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)				Significant Unobservable Inputs (Level 3)

Investments
Equity
Large U.S. Equity	$8,237	$10,495	$—	$15,201		$1,721	$—
Small/Mid U.S. Equity	2,510	4,446	—	1,069		4,752	—
International Equity	5,677	—	—	2,173		3,019	—
Fixed Income
Government	—	285	—	—		246	—
Corporate	6,376	5,669	—	5,891		6,387	—
Real Estate (Primarily Commercial)	—	—	2,523	—	—	—	2,029
Total Investments	$22,800	$20,895	$2,523	$24,334		$16,125	$2,029

The table below presents a reconciliation of all investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended October 31, 2011 and 2010, including the reporting classifications for the applicable gains and losses.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)
Pooled Separate Account-Real Estate

Balance, November 1, 2009	$2,469
Total unrealized gains or losses included in change in net assets available for benefits of the plans:
Net unrealized depreciation relating to assets held at end of year	(440)
Balance, October 31, 2010	2,029
Total unrealized gains or losses included in change in net assets available for benefits of the plans:
Net unrealized appreciation relating to assets held at end of year	494
Balance, October 31, 2011	$2,523
Cash Flows
Contributions
The Company expects to contribute $5,910 to its pension plans in fiscal 2012, compared to $4,459 funded in fiscal 2011.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Pension Benefits	Other Benefits
2012	$3,280	$82
2013	3,320	82
2014	3,610	79
2015	3,840	74
2016	3,930	74
2017-2021	22,090	307

Defined Contribution Plans

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. During fiscal 2007, the Company began automatically enrolling new employees in the defined contribution plan as well as automatically increasing employee contributions by 1% annually, unless the employee opts out of the enrollment or contribution increases. Additionally, the Company increased the match of employee contributions to 100% of the first 3% of employee deferrals, and to contribute an additional 50% of deferrals of 4-5% of employee contributions. For fiscal 2010, the Company temporarily suspended the match of employee contributions in recognition of the economic conditions that were affecting the automotive industry and the Company at that time. Therefore, the Company recorded no expense during fiscal year 2010 for its defined contribution plans. Effective November 1, 2010, the Company reinstated the matching program and recorded an expense of $1,278 during fiscal 2011.

Note 10-Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company's Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2011and 2010, approximately 240,000 and 457,000 stock options, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Years Ended October 31,
	2011	2010
	(Amounts in thousands, except per share data)
Net income available to common stockholders	$7,845	$3,861

Basic weighted average shares	16,716	16,532
Effect of dilutive securities:
Stock options	143	146

Diluted weighted average shares	16,859	16,678

Basic earnings per share	$0.47	$0.23

Diluted earnings per share	$0.47	$0.23

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Stock Options and Incentive Compensation
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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at an exercise price at least equal to market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. In December 2010 options to purchase 154,000 shares were awarded to several officers and employees at an exercise price of $12.04 for stock options that are intended to qualify as incentive stock options and $13.24 for nonqualified stock options. A summary of option activity under the plans is as follows:

	Number of Shares Under Option	Weighted Average Option Price

Outstanding at November 1, 2009	776,805	$5.88
Granted	—	—
Exercised	(65,780)	$3.11
Canceled	(27,333)	$6.30
Outstanding at October 31, 2010	683,692	$6.13
Granted	154,000	$12.10
Exercised	(208,107)	$3.62
Canceled	(109,400)	$8.15
Outstanding at October 31, 2011	520,185	$8.54

There were 138,600 options exercisable as of October 31, 2011 with a weighted average exercise price of $12.38. At October 31, 2011 options outstanding had an intrinsic value of $965 and options exercisable had an intrinsic value of $112. Options that have an exercise price greater than the market price on October 31, 2011 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2011 and 2010 was $901 and $281, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides additional information regarding options outstanding as of October 31, 2011:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$8.96	2,000	$8.96	2,000	2.99
$13.06	17,000	$13.06	17,000	3.99
$14.74	68,648	$14.74	68,648	5.29
$16.22	20,352	$16.22	20,352	0.29
$8.83	4,671	$8.83	4,671	6.32
$2.11	60,408	$2.11	0	7.12
$2.33	25,000	$2.33	16,668	2.12
$5.30	160,822	$5.30	0	7.78
$5.83	27,784	$5.83	9,261	2.78
$12.04	125,195	$12.04	0	9.11
$13.24	8,305	$13.24	0	4.11
Totals	520,185		138,600

For the fiscal years ended October 31, 2011 and 2010, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing pretax income by $799 and $646, respectively. The impact on earnings per share for each of the fiscal years ended October 31, 2011 and 2010 was a reduction of $.03 per share basic and diluted. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2011 and 2010 is a total of $1,191 and $782, respectively, which will be recognized over the next two fiscal years.

The fair values of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal year 2011:

2011
Risk-free interest	2.48%
Dividend yield	0.00%
Volatility factor—market	89.02%
Expected life of options—years	5.95

Based upon the preceding assumptions, the weighted average fair value of stock options granted during fiscal year 2011 was $12.10 per share.
Executive Incentive Bonus Plans
The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer and certain eligible executive officers incentives for superior performance. The Management Plan, which was reapproved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. In accordance with the Plan, the Compensation Committee has typically established performance goals. However, because of the economic conditions that were affecting the automotive industry during 2008, 2009, and the beginning of 2010, a cash bonus for the executives who are members of the Management Plan was not earned in fiscal 2009 and performance criteria were not established for 2010 and therefore no expense was incurred. For fiscal 2011, the Compensation Committee established goals based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), entitling these executives

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

to be paid a bonus based upon varying percentages of their respective base salaries and the level of achievement of EBITDA in relation to the target established by the Compensation Committee. For fiscal 2011, these executives are entitled to receive an aggregate of $719 under the Management Plan.
The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees (other than those employees that participate in the Management Plan). The measurement criteria for the Bonus Plan, including eligible employees, is determined annually by the Compensation Committee and approved by the Board of Directors. Payments are made to participants of the Bonus Plan based upon the achievement of defined objectives. In the case of corporate executives eligible for the Bonus Plan, 100% of the incentive depends upon meeting the goals for Company performance. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the operating targets and metrics of the employees' operating unit including specific individual goals as established by the Chief Executive Officer and 50% is based upon attaining the corporate goals for Company performance.

Note 12-Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2011	2010
Domestic	$13,719	$6,640
Foreign	(638)	(738)

Total	$13,081	$5,902

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2011	2010
Current:
Federal	$2,336	$4,929
State and local	794	212
Foreign	69	114

Total current	3,199	5,255
Deferred:
Federal	1,784	(3,369)
State and local	188	147
Foreign	65	8

Total deferred	2,037	(3,214)

	$5,236	$2,041

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2011	2010
Deferred tax assets:
Accrued compensation and benefits	$783	$949
Inventory	569	718
State income credits and loss carryforwards	1,080	1,220
Pension obligations and post retirement benefits	9,555	9,685
Foreign net operating loss	2,246	3,452
Tax credits in foreign countries	786	901
Other accruals and reserves	2,308	2,228
Goodwill amortization	—	171

	17,327	19,324
Less: Valuation allowance	(4,263)	(4,499)

Total deferred tax assets	13,064	14,825
Deferred tax liabilities:
Fixed assets	(9,551)	(10,361)
Prepaid expenses and other	(367)	(401)

Net deferred tax asset	$3,146	$4,063

Change in net deferred tax asset:
Provision for deferred taxes	$(2,037)	$3,214
Other	117	3
Components of other comprehensive income:
Pension and post retirement benefits	1,003	(185)
Total change in net deferred tax asset	$(917)	$3,032

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

Activities and balances of unrecognized tax benefits for 2011 and 2010 are summarized below:

	Years Ended October 31,
	2011	2010
Balance at beginning of year	$851	$826
Additions based on tax positions related to the current year	63	124
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	120	8
Reductions for tax positions of prior years	(7)	(4)
Reductions as result of lapse of applicable statute of limitations	42	(103)
Settlements	—	—

Balance at end of year	$1,069	$851

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $695 at October 31, 2011 and $553 at October 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $173 of expense in 2011 and $77 of benefit in 2010 for interest and penalties. The Company had accrued $860 at October 31, 2011 and $687 at October 31, 2010, for the payment of interest and penalties.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2008 and no longer subject to non-U.S. income tax examinations for calendar years ending prior to December 31, 2006. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

During October 2007, the Mexican Congress passed the Initiative to Amend the Tax Coordination Law and Income Tax Law. Effective January 1, 2008, a flat tax supplements the regular income tax. In conjunction with this law change, a deferred tax asset for Mexican tax credits in the amount of $1,037 was recorded as of October 31, 2008. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that the tax credits will not be realized. Therefore, a valuation allowance in the amount of $1,037 was recorded in fiscal 2008. The comparable amount in fiscal 2011 and 2010 was $786 and $901, respectively.
A valuation allowance of approximately $4,263 remains at October 31, 2011 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2010 was $4,499. The net decrease in the valuation allowance of $236 relates to a decrease of $115 for flat tax credits associated with foreign jurisdictions, a $111 decrease related to other foreign deferred tax assets and a decrease of $10 related to state and local operating loss carryforwards.

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
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2011	2010
Federal income tax at statutory rate	34.0%	35.0%
State and local income taxes, net of federal benefit	4.1	12.5
Valuation allowance change	(0.4)	1.3
Net operating loss benefit and reversal of contingencies	(0.1)	(1.6)
Domestic production activities deduction	(2.4)	(6.4)
Foreign operations	2.2	4.4
Stock option expense	1.4	2.9
Adjustment of uncertain tax positions	2.1	(0.9)
Adjustments of previous tax filings	(0.1)	(12.9)
Other	(0.8)	0.3

Effective income tax rate	40.0%	34.6%

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At October 31, 2011, the Company had foreign operating loss carryforward benefits of approximately $2,246 with a valuation allowance to the extent of their net deferred tax assets, which will expire between 2016 and 2020. At October 31, 2010, the Company had foreign operating loss carryforward benefits of approximately $3,452 with a valuation allowance to the extent of their net deferred tax assets. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2011 and 2010, the Company had state and local net operating loss carryforward benefits of $929 and $941 with a full valuation allowance, which will expire between 2012 and 2031. Additionally, the Company has state tax credit carryforward benefits of $0 as of October 31, 2011 and $416 as of October 31, 2010.
The Company paid income taxes, net of refunds, of $3,202 and $(285) in 2011 and 2010, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2011, there was $760 of undistributed foreign subsidiary earnings.

Note 13—Related Party Transactions
The Company had sales to MTD Products Inc and its affiliates of $8,308 and $9,517 for fiscal years 2011 and 2010, respectively. At October 31, 2011 and 2010, the Company had receivable balances of $434 and $984, respectively, due from MTD Products Inc and its affiliates, and no amounts were due to MTD Products Inc, at those dates.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 14-Business Segment Information
The Company conducts its business and reports its information as one operating segment-Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker as he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of first operation blanks, engineered welded blanks, complex stampings and modular assemblies predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use primarily in the automotive industry.
Revenues from the Company's Mexican subsidiary were $29,740 and $23,309 for fiscal 2011 and 2010, respectively. These revenues represent 5.7% and 5.1% of total revenues for fiscal years 2011 and 2010, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company's foreign subsidiary totaled $14,708 and $16,078 at October 31, 2011 and 2010, respectively. The Company's Mexican subsidiary incurred foreign currency transaction losses of $72 in fiscal 2011 and $234,000 in fiscal 2010. The consolidated long-lived assets of the Company totaled $123,971 and $127,252 at October 31, 2011 and 2010, respectively.
In fiscal 2011, General Motors and Chrysler accounted for approximately 28.8% and 15.1%, respectively of the Company's revenues. No other individual customer accounted for more than 10% of the Company's revenues in fiscal 2011. At October 31, 2011 and 2010, General Motors accounted for 31.4% and 33.3% of the Company's accounts receivable, respectively, and Chrysler accounted for 18.7% and 17.5% of the Company's accounts receivable, respectively.
Revenues derived from the Company's products were as follows:

	Years Ended October 31,
	2011	2010
Engineered welded blanks	$246,255	$218,412
Complex stampings and modular assemblies	123,949	133,920
Blanking	97,908	69,480
Steel processing, tools, dies, scrap and other	49,631	35,460

Total	$517,743	$457,272

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

Note 15-Quarterly Results of Operations (Unaudited)

October 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$108,790	$137,046	$128,191	$143,716
Gross profit	6,345	11,596	9,249	11,746
Operating income	1,268	5,777	3,175	4,612
Net income	507	3,449	1,691	2,198
Net income per share basic	0.03	0.21	0.10	0.13
Net income per share diluted	0.03	0.20	0.10	0.13
Weighted average number of shares:
Basic	16,634	16,729	16,753	16,760
Diluted	16,847	16,868	16,863	16,842

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

October 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$97,890	$117,836	$114,859	$126,687
Gross profit	5,031	11,055	8,829	9,747
Operating income	481	5,739	4,025	(335)
Net income (loss)	(535)	3,088	2,037	(729)
Net income (loss) per share basic	(0.03)	0.19	0.12	(0.04)
Net income (loss) per share diluted	(0.03)	0.19	0.12	(0.04)
Weighted average number of shares:
Basic	16,504	16,524	16,544	16,558
Diluted	16,504	16,654	16,754	16,558
In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Not considering the asset impairment and restructuring charges recorded in the fourth quarters of fiscal 2011 and fiscal 2010, during the fourth quarter of fiscal 2011 and 2010, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded net favorable adjustments of $288 and $418, net of tax, in the fourth quarters of fiscal 2011 and 2010. For fiscal 2011 and 2010, these adjustments were normal recurring adjustments of accrued estimates and adjustments related to sales discounts, inventory valuation, pension and contingencies.

Note 16-Commitments and Contingencies

The Company is a party to several lawsuits and claims arising in the normal course of its business with customers, vendors, employees and other third parties. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

Note 17-Subsequent Events

On December 8, 2011, the Board of Directors recommended and granted the issuance of stock options totaling 56,500 at the closing price of $8.10 to certain officers and other key employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of October 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
The management of Shiloh Industries, Inc. and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The internal control system of the Company was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, the Company assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on the evaluation of internal control over financial reporting management has concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2011.
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.	Other Information
None.

PART III II
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
Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 72 years old.
Theodore K. Zampetis, President and Chief Executive Officer.    In January 2002, Mr. Zampetis became the President and Chief Executive Officer of the Company. He has served as a director of the Company since 1993. Mr. Zampetis is 66 years old.
Thomas M. Dugan, Vice President of Finance and Treasurer.    Mr. Dugan was promoted to the position of Vice President Finance and Treasurer on January 31, 2011. Mr. Dugan has been with the Company since December 1999. He served as Director of Finance until January 2001 when he was promoted to the position of Treasurer. Mr. Dugan is 47 years old.
Anthony M. Parente, Vice President and Chief Technology Officer.    Mr. Parente was promoted to Vice President and Chief Technology Officer on January 1, 2011 He was named Vice President of Manufacturing Operations in October 2006. He started his career at MTD Automotive as an electrical apprentice in 1979, and he joined the Company through its acquisition of MTD Automotive in 1999. He has progressed steadily through the Company through different technical assignments. Mr. Parente is 50 years old.
Paul Harland, Vice President, Manufacturing Operations.    Mr. Harland was named Vice President of Manufacturing Operations on February 28, 2011. Most recently he served as Vice President of Engineering, Quality Assurance and Purchasing with NISCO, a joint venture of Cooper Standard Automotive, Inc. and Nishikawa Rubber Company of Japan (a manufacturer of weather strip for the automotive industry, primarily Japanese OEMs). Mr. Harland was with NISCO for the past 10 years. Mr. Harland is 53 years old.

Tres Kline, Vice President Sales and Business Development.    Mr. Kline was named Vice President Sales and Business Development on July 1, 2011. Formerly, Mr. Kline started his own business consulting practice in 2010 before leaving General Motors Corporation after 30 years. Mr. Kline held several different capacities during his tenure at General Motors Corporation including global director of purchasing, global director of manufacturing engineering and director of manufacturing engineering. Mr. Kline is 56 years old.

Elie Azzi, Vice President, Quality Assurance and Program Management. Mr. Azzi was named Vice President, Quality Assurance and Program Management on April 1, 2011. Formerly, Mr. Azzi was with Robert Bosch LLC for 17 years. Mr. Azzi's tenure with Bosch included leadership roles developing strategy and tactics in Quality Assurance and Program Management. Mr. Azzi is 49 years old.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2011.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	520,185	$8.54	993,646
Equity compensation plans not approved by security holders	—	$0.00	—

Total	520,185	$8.54	993,646

For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 11 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions
Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2011 and 2010.
Consolidated Statements of Income for the two years ended October 31, 2011.
Consolidated Statements of Cash Flows for the two years ended October 31, 2011.
Consolidated Statements of Stockholders' Equity for the two years ended October 31, 2011.
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

SCHEDULE II
SHILOH INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended October 31, 2011	$209	$425	$66	$568
Year ended October 31, 2010	$729	$12	$532	$209
Valuation allowance for deferred tax assets
Year ended October 31, 2011	$4,499	$35	$271	$4,263
Year ended October 31, 2010	$4,705	$76	$282	$4,499
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

Date: December 20, 2011

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

Signature	Title	Date

/s/ THEODORE K. ZAMPETIS	President and Chief Executive Officer and Director (Principal Executive Officer)
Theodore K. Zampetis		December 20, 2011

/s/ THOMAS M. DUGAN	Vice President of Finance and Treasurer (Principal Accounting and Principal Financial Officer)	December 20, 2011
Thomas M. Dugan

*	Chairman and Director	December 20, 2011
Curtis E. Moll

*	Director	December 20, 2011
Cloyd Abruzzo

*	Director	December 20, 2011
George G. Goodrich
George G. Goodrich
*	Director	December 20, 2011
David J. Hessler

*	Director	December 20, 2011
Gary A. Oatey

*	Director	December 20, 2011
John J. Tanis

*	Director	December 20, 2011
Dieter Kaesgen

*	Director	December 20, 2011
Robert J. King, Jr.
*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ Thomas M. Dugan
Thomas M. Dugan, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Exhibit No.
3.1(i)
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

3.1(ii)
Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value $.01, is incorporated herein by reference to Exhibit 3.1(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

3.1 (iii)
Amended and Restated By-Laws of the Company, dated December 13, 2007 is incorporated herein by reference to Exhibit 3.1(iii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (Commission File No. 0-21964).

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

10.1*
Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 12, 2002) is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2002 (Commission File No. 0-21964).

10.2*
Form of Incentive Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File No. 0-21964).

10.3*
Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File No. 0-21964).

10.4*
Shiloh Industries, Inc. Senior Management Bonus Plan is incorporated herein by reference to Exhibit B of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2004 (Commission File No. 0-21964).

10.5
Change in Control Severance Agreement between Theodore K. Zampetis and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.6
Change in Control Severance Agreement between James F. Keys and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.7
Change in Control Severance Agreement between Anthony M. Parente and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.8
Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.9
Credit and Security Agreement, dated August 1, 2008, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on August 7, 2008 (Commission File No. 0-21964).

10.11
Credit and Security Agreement Second Amendment, dated April 27, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Commission on May 26, 2009 (Commission File No. 0-21964).

Exhibit No.	Exhibit No.

10.12
Credit and Security Agreement Third Amendment, dated June 30, 2009, among Shiloh Industries, Inc., the other loan parties thereto, National City Bank, since succeeded by PNC Bank National Association, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 7, 2009 (Commission File No. 0-21964).

10.13
Credit and Security Agreement Fourth Amendment, dated November 13, 2009, among Shiloh Industries, Inc., the other loan parties thereto, PNC Bank National Association, successor to National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 19, 2009 (Commission File No. 0-21964).

10.14
Credit and Security Agreement Fifth Amendment, dated September 1, 2010, among Shiloh Industries, Inc., the other loan parties thereto, PNC Bank National Association, successor to National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission File No. 0-21964).

10.15
Amended and Restated Credit and Security Agreement, dated as of April 19, 2011, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on April 25, 2011 (Commission File No. 0-21964).

10.16
Change in Control Severance Agreement between Thomas M. Dugan and Shiloh Industries, Inc., dated August 25, 2011, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on August 26, 2011 (Commission File No. 0-21964).

14.1
Shiloh Industries, Inc. Code of Conduct, approved by the Company's Board of Directors on February 17, 2004 is incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for fiscal year ended October 31, 2004 (Commission File No. 0-21964).

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

24.1	Powers of Attorney.

31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this Report