Form 10-Q
period 2012-01-31
SHILOH INDUSTRIES INC
filed 2012-02-22
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of February 22, 2012 was 16,844,665.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$222	$20
Accounts receivable, net of allowance for doubtful accounts of $504 and $568 at January 31, 2012 and October 31, 2011, respectively	78,134	76,632
Related-party accounts receivable	1,989	434
Income tax receivable	589	1,688
Inventories, net	36,781	33,976
Deferred income taxes	2,228	2,228
Prepaid expenses	1,552	1,725
Total current assets	121,495	116,703
Property, plant and equipment, net	118,652	121,467
Deferred income taxes	932	918
Other assets	1,407	1,586
Total assets	$242,486	$240,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$215	$428
Accounts payable	57,700	57,214
Other accrued expenses	21,546	23,733
Total current liabilities	79,461	81,375
Long-term debt	28,000	25,700
Long-term benefit liabilities	23,553	24,019
Other liabilities	2,016	1,928
Total liabilities	133,030	133,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,769,392 and 16,762,428 shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively	168	168
Paid-in capital	64,175	63,950
Retained earnings	69,900	68,321
Accumulated other comprehensive loss: Pension related liability, net	(24,787)	(24,787)
Total stockholders’ equity	109,456	107,652
Total liabilities and stockholders’ equity	$242,486	$240,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2012	2011
Revenues	$132,371	$108,790
Cost of sales	122,709	102,445
Gross profit	9,662	6,345
Selling, general and administrative expenses	6,648	5,086
Asset recovery	(65)	(9)
Operating income	3,079	1,268
Interest expense	285	506
Other income (expense), net	47	(2)
Income before income taxes	2,841	760
Provision for income taxes	1,262	253
Net income	$1,579	$507
Earnings per share:
Basic earnings per share	$0.09	$0.03
Basic weighted average number of common shares	16,765	16,634
Diluted earnings per share	$0.09	$0.03
Diluted weighted average number of common shares	16,856	16,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,579	$507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,054	5,914
Recovery of impairment	(65)	(9)
Amortization of deferred financing costs	87	197
Deferred income taxes	(14)	33
Stock-based compensation expense	209	158
Loss (gain) on sale of assets	18	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,057)	10,468
Inventories	(2,805)	(1,531)
Prepaids and other assets	305	472
Payables and other liabilities	(962)	(6,297)
Accrued income taxes	1,100	(220)
Net cash provided by operating activities	1,449	9,682
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,983)	(4,883)
Proceeds from sale of assets	137	9
Net cash used in investing activities	(1,846)	(4,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	—	(89)
Payment of dividends	—	(2,004)
Increase in overdraft balances	(1,678)	(1,047)
Proceeds from long-term borrowings	4,900	1,700
Repayments of long-term borrowings	(2,600)	(3,700)
Payment of deferred financing costs	(40)	—
Proceeds from exercise of stock options	17	377
Net cash provided by (used) in financing activities	599	(4,763)
Net increase in cash and cash equivalents	202	45
Cash and cash equivalents at beginning of period	20	34
Cash and cash equivalents at end of period	$222	$79
Supplemental Cash Flow Information:
Cash paid for interest	$289	$292
Cash paid for income taxes	$89	$463

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation
The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.
Revenues and operating results for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—New Accounting Standards
The new accounting standard, "Comprehensive Income", becomes effective for fiscal years beginning after December 15, 2011 which for the Company would be the first quarter ended January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. As the Company has historically presented other comprehensive income as part of the statement of shareholders' equity, the Company will have to retroactively restate its financial statements for this change upon adoption of this accounting standard.

Note 3—Asset Impairment and Restructuring Charges

Due to uncertain market conditions for industrial real estate, during the fourth quarter of fiscal 2011, the Company recorded an asset impairment charge of $324 to reduce the carrying value of real property at the Company's VCS Properties facility to a fair value of $1,900 based primarily on an independent assessment that considered recent sales of similar properties, as well as an income approach.

Impairment recoveries of $65 were recorded during the first quarter of fiscal 2012 and $9 were recorded during the first quarter of fiscal 2011 for cash received upon the sales of assets from the Company's Liverpool Stamping facility that was impaired in fiscal 2009.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

An analysis of restructuring charges and related reserves of the Company for fiscal 2012 is as follows:

	Restructuring Reserves at October 31, 2011	Restructuring Charges	Cash Payments	Restructuring Reserves at January 31, 2012
Restructuring - Severance and benefits	$279		$(181)	$98

Note 4—Inventories
Inventories consist of the following:

	January 31, 2012	October 31, 2011
Raw materials	$11,963	$14,433
Work-in-process	5,947	5,612
Finished goods	9,543	8,575
Total material	27,453	28,620
Tooling	9,328	5,356
Total inventory	$36,781	$33,976

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,241 and $566 at January 31, 2012 and October 31, 2011, respectively.

The increase in tooling inventories of $3,972 is for customer reimbursed production tooling related to new program awards that go into production throughout the remainder of fiscal 2012.

Note 5—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2012	October 31, 2011
Land and improvements	$9,681	$9,671
Buildings and improvements	109,293	109,293
Machinery and equipment	342,509	342,557
Furniture and fixtures	10,982	11,450
Construction in progress	10,354	8,744
Total, at cost	482,819	481,715
Less: Accumulated depreciation	364,167	360,248
Property, plant and equipment, net	$118,652	$121,467

Note 6—Financing Arrangements
Debt consists of the following:

	January 31, 2012	October 31, 2011
Credit Agreement —interest at 2.77% and 2.79% at January 31, 2012 and October 31, 2011, respectively	$28,000	$25,700
Insurance broker financing agreement	215	428
Total debt	28,215	26,128
Less: Current debt	215	428
Total long-term debt	$28,000	$25,700

The weighted average interest rate of all debt was 2.79% and 3.39% for the three months ended January 31, 2012 and January 31, 2011, respectively.
On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement with a syndicate of lenders with PNC Bank National Association, successor of National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The Fifth Amendment provided the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also had the opportunity to borrow up to an additional $80 million, at the current market rates. The Company was permitted to prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company had the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index is combined with a designated margin from an agreed upon pricing matrix.
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
Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At January 31, 2012, the interest rate for the credit facility was 2.77% for Eurodollar rate loans and 4.25% for base rate loans.
The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios, The Agreement specifies that the leverage ratio as defined in the Agreement shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio as defined in the Agreement shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of January 31, 2012.
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
On January 31, 2012, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Agreement.

The First Amendment continues the Company's revolving line of credit up to $80,000,000 through April 2016 with a modification to the calculation of the fixed charge coverage ratio to allow for payment of a special dividend declared on February 1, 2012 and other modifications to allow the Company to participate in certain customer-sponsored financing arrangements allowing for early, discounted payment of Company invoices.
After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $50,252 at January 31, 2012.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of January 31, 2012, $215 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended January 31,		Three months ended January 31,
	2012	2011	2012	2011
Service cost	$—	$35	$—	$2
Interest cost	921	955	11	7
Expected return on plan assets	(813)	(705)	—	—
Recognized net actuarial loss	260	311	14	15
Net periodic benefit cost	$368	$596	$25	$24

The Company made contributions of $794 to the defined benefit pension plans during the three months ended January 31, 2012. The Company expects contributions to be $5,117 for the remainder of fiscal 2012.

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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. In December 2011, options to purchase 56,500 shares were awarded to several officers and employees at an exercise price of $8.10. These stock options are intended to qualify as incentive stock options. The fair values of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal year 2012:

2012
Risk-free interest	1.20%
Dividend yield	0.00%
Volatility factor—market	88.26%
Expected life of options—years	6.00

Activity in the Company’s stock option plan for the three months ended January 31, 2012 and 2011 was as follows:

	Fiscal 2012				Fiscal 2011
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	520,185	$8.54			683,692	$6.13
Options:
Granted	56,500	$8.10			154,000	$12.10
Exercised	(6,964)	$2.38			(157,110)	$3.49
Canceled	(14,402)	$6.04			(79,733)	$7.47
Options outstanding at January 31	555,319	$8.63	6.71	$975	600,849	$8.22	7.56	$3,020
Exercisable at January 31	320,020	$8.72	5.57	$706	164,615	$11.08	5.19	$498

At January 31, 2012 and 2011, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three months ended January 31, 2012 and 2011, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $209 and $158, respectively. The impact on earnings per share was a reduction of $.01 per share basic and diluted in the first quarter of both fiscal 2012 and 2011. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $1,179 over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2012 and January 31, 2011, 233,411 and 68,018, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended January 31,
	2012	2011
Net income available to common stockholders	$1,579	$507
Basic weighted average shares	16,765	16,634
Effect of dilutive securities:
Stock options	91	213
Diluted weighted average shares	16,856	16,847
Basic income per share	$0.09	$0.03
Diluted income per share	$0.09	$0.03

Comprehensive Income
Comprehensive income for the three months ended January 31, 2012 and 2011 was $1,579 and $393 respectively. In addition to the reported amounts of net income for the three months ended January 31, 2012 and 2011, comprehensive income includes the effect of tax adjustments of $0 and $(114), respectively, to adjust the estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

Note 11—Subsequent Events
The Company announced on February 1, 2012, that the Board of Directors declared a special dividend of $0.50 per share to be paid on February 21, 2012 to shareholders of record as of February 13, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first three months of fiscal 2012 increased by 19.4% and total North American car and light truck production for the first three months of fiscal 2012 increased by 16.9%, in each case compared with production for the first three months of fiscal 2011. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At January 31, 2012, the Company’s facilities were operating at approximately 53.1%, compared to 44.1% capacity at January 31, 2011. The Company defines capacity as 20 working hours per day and five days per week (i.e. 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

A significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been rising on increased demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2012 in North America according to industry forecasts (published by IHS Automotive), is currently predicted to increase to approximately 13,980,000 units, which reflects an improvement of 9.2% over fiscal year 2011’s vehicle production of approximately 12,800,000 units. The increased production volume predicted for fiscal year 2012 is still 6.4% below the industry average production for the years 2005 to 2008 of 14,928,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand. However, the automotive industry’s recovery over the past several quarters remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending.

The Company continues its approach of monitoring closely the customer release volumes as the overall outlook for the global economy continues to be an area of concern due to continued high levels of unemployment and geopolitical unrest. These uncertainties may impact the sustainability of improved forecasted production volumes.

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

The Company has also evaluated plant operations in relation to our customers’ respective geographic footprints. During the fourth quarter of fiscal 2011, the Company recorded an asset impairment charge of $324 to reduce the real property at the Company's VCS Properties facility to a fair value of $1,900 based primarily on an independent assessment that considered recent sales of similar properties, and an income based valuation approach.

Impairment recoveries of $65 were recorded during the first quarter of fiscal 2012 and $9 were recorded during the first quarter of fiscal 2011 for cash received upon the sales of assets from the Company's Liverpool Stamping facility that was impaired in fiscal 2009.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

The steps described above demonstrate the Company’s intent to stay focused on efficient cost management, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with the First Amendment.

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

The Company continues to monitor purchases of inventory to ensure that receipts coincide with shipments, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on then current facts, the Company recorded an impairment charge of $324 in the fourth quarter of fiscal 2011 related to long-lived assets. See Note 3 to the condensed consolidated financial statements for a discussion of the impairment charge recorded in fiscal year 2011. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-$170 and $100-$500 per plan year, respectively, dependent upon the location where the claim is incurred. At January 31, 2012 and 2011, the amount accrued for group insurance and workers’ compensation claims was $2,572 and $2,273, respectively. The insurance reserves' established accruals are a result of improved safety statistics, changes in employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

Results of Operations
Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

REVENUES. Sales for the first quarter of fiscal 2012 were $132,371, an increase of $23,581 from last year’s first quarter sales of $108,790, or 21.7%. During the first quarter of fiscal 2012, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the first quarter of fiscal 2012 increased 16.9% from production levels of the first quarter of fiscal 2011. For traditional domestic manufacturers, the production increase in the first quarter of fiscal 2012 was 19.4% compared to the prior year first quarter period. Sales also increased due to improving demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2012 was $9,662 compared to gross profit of $6,345 in the first quarter of fiscal 2011, an increase of $3,317. Gross profit as a percentage of sales was 7.3% in the first quarter of fiscal 2012 and 5.8% in the first quarter of fiscal 2011. Gross profit in the first quarter of fiscal 2012 was favorably impacted by approximately $5,680 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs, net of revenue realized from the sales of engineered scrap during the first quarter of fiscal 2012 compared to the first quarter of 2011 resulting in a net material increase of approximately $1,550. In addition, manufacturing expenses increased by approximately $810 in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Personnel and personnel related expenses increased by approximately $680 as the Company's workforce was increased in anticipation of the improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $960. These increases were offset by a reduction in depreciation and utilities of approximately $830.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $6,648 in the first quarter of fiscal 2012 were $1,562 more than selling, general and administrative expenses of $5,086 in the same period of the prior year. As a percentage of sales, these expenses were 5.0% of sales in the first quarter of fiscal 2012 and 4.7% in the first quarter of fiscal 2011. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $1,250 as result of an increase in the Company's workforce and the restoration of certain benefits.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recovery of $65 was recorded during the first quarter of fiscal 2012 compared to an impairment recovery of $9 that was recorded during the first quarter of fiscal 2011. The recoveries recorded in both years were for cash received upon the sale of assets from the Company's Liverpool Stamping facility that was impaired in fiscal 2009.

OTHER. Interest expense for the first quarter of fiscal 2012 was $285, compared to interest expense of $506 during the first quarter of fiscal 2011. Interest expense decreased from the prior year first quarter as a result of the impact of the amended and restated Credit and Security Agreement, which lowered the weighted average interest rate in the first quarter of fiscal 2012 compared to the prior year. Borrowed funds averaged $27,172 during the first quarter of fiscal 2012 and the weighted average interest rate was 2.79%. In the first quarter of fiscal 2011, borrowed funds averaged $26,449 while the weighted average interest rate was 3.39%.

Other income, net was $47 for the first quarter of fiscal 2012 compared to a net expense of $2 in the first quarter of fiscal 2011. Other (expense) in both fiscal 2012 and 2011 is the result of currency transaction gains (losses) realized by the Company's Mexican subsidiary.

The provision for income taxes in the first quarter of fiscal 2012 was an expense of $1,262 on income before taxes of $2,841 for an effective tax rate of 44.4%. The provision for income taxes in the first quarter of fiscal 2011 was an expense of $253 on income before taxes of $760 for an effective tax rate of 33.3%. The estimated effective tax rate for the first quarter of fiscal 2012 has increased compared to the first quarter of fiscal 2011 primarily from a reduction in favorable prior period tax adjustments that occurred in the first quarter of fiscal 2011.

NET INCOME. The net income for the first quarter of fiscal 2012 was $1,579, or $0.09 per share, diluted. Net income for the first quarter of fiscal 2011was $507 or $0.03 per share, diluted.

Liquidity and Capital Resources

On September 1, 2010, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) of the Credit Agreement with a syndicate of lenders with PNC Bank National Association, successor of National City Bank, as co-lead arranger, sole book runner and administrative agent and The Privatebank and Trust Company as co-lead arranger and syndication agent. The Fifth Amendment provided the Company with a revolving line of credit up to $80 million through July 31, 2012. The Company also had the opportunity to borrow up to an additional $80 million, at the current market rates. The Company was permitted to prepay the borrowings under the revolving credit facility without penalty. Under the Fifth Amendment, the Company had the option to select the applicable interest rate based upon two indices – a Base Rate, a daily rate based on the highest of the prime rate, the Federal Funds Open Rate plus one-half of one percent or the daily Libor Rate plus one percent, as defined in the Fifth Amendment, or the Eurodollar Rate, as defined in the Fifth Amendment. The selected index was combined with a designated margin from an agreed upon pricing matrix.

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

Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At January 31, 2012, the interest rate for the credit facility was 2.77% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio as defined in the Agreement shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio as defined in the Agreement shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as January 31, 2012.

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

On January 31, 2012, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Agreement.

The First Amendment continues the Company's revolving line of credit up to $80,000,000 through April 2016 with a modification to the calculation of the fixed charge coverage ratio to allow for payment of a special dividend declared on February 1, 2012 and other modifications to allow the Company to participate in certain customer-sponsored financing arrangements allowing for early, discounted payment of Company invoices.

After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $50,252 at January 31, 2012.

In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of January 31, 2012, $215 remained outstanding under this agreement and were classified as current debt in the Company’s condensed consolidated balance sheets.

Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Credit Agreement	Other Debt	Total
2013	$—	$215	$215
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	28,000	—	28,000
Total	$28,000	$215	$28,215

At January 31, 2012, total debt was $28,215 and total equity was $109,456, resulting in a capitalization rate of 20.5% debt, 79.5% equity. Current assets were $121,495 and current liabilities were $79,461 resulting in positive working capital of $42,034.
For the three months ended January 31, 2012, operations generated $1,449 of cash flow compared to $9,682 in the first quarter of 2011.
Working capital changes since October 31, 2011 were a use of funds of $5,419. During the first three months of fiscal 2012, accounts receivable and inventory have increased by $3,057 and $2,805, respectively.

The increase in tooling inventories of $3,972 is for customer reimbursed production tooling related to new program awards that go into production throughout the remainder of fiscal 2012.

Cash capital expenditures in the first three months of fiscal 2012 were $1,983. The Company had unpaid capital expenditures of approximately $347 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remainder of fiscal 2012 are $10,000, subject to change based on business conditions.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Agreement through maturity of the Agreement in April 2016, as well as pension contributions totaling $5,910 during fiscal 2012, capital expenditures for fiscal 2012 and repayment of the other debt of $215.

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

FORWARD-LOOKING STATEMENTS
Certain statements made by the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers or suppliers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of January 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012.

There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: February 22, 2012

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.