Form 10-Q
period 2012-04-30
SHILOH INDUSTRIES INC
filed 2012-05-23
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of May 23, 2012 was 16,850,832.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$70	$20
Accounts receivable, net of allowance for doubtful accounts of $611 and $568 at April 30, 2012 and October 31, 2011, respectively	92,743	76,632
Related-party accounts receivable	2,734	434
Income tax receivable	—	1,688
Inventories, net	41,945	33,976
Deferred income taxes	2,228	2,228
Prepaid expenses	1,204	1,725
Total current assets	140,924	116,703
Property, plant and equipment, net	117,579	121,467
Deferred income taxes	929	918
Other assets	1,335	1,586
Total assets	$260,767	$240,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$—	$428
Accounts payable	67,585	57,214
Other accrued expenses	26,755	23,733
Total current liabilities	94,340	81,375
Long-term debt	34,900	25,700
Long-term benefit liabilities	22,111	24,019
Other liabilities	2,022	1,928
Total liabilities	153,373	133,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,850,832 and 16,762,428 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	169	168
Paid-in capital	64,630	63,950
Retained earnings	67,382	68,321
Accumulated other comprehensive loss: Pension related liability, net	(24,787)	(24,787)
Total stockholders’ equity	107,394	107,652
Total liabilities and stockholders’ equity	$260,767	$240,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six months Ended April 30,
	2012	2011	2012	2011
Revenues	$162,831	$137,046	$295,202	$245,836
Cost of sales	146,374	125,450	269,083	227,895
Gross profit	16,457	11,596	26,119	17,941
Selling, general and administrative expenses	7,209	5,953	13,857	11,039
Asset recovery	(558)	(134)	(623)	(142)
Operating income	9,806	5,777	12,885	7,044
Interest expense	525	456	811	963
Other income (expense), net	(25)	112	22	111
Income before income taxes	9,256	5,433	12,096	6,192
Provision for income taxes	3,351	1,984	4,612	2,237
Net income	$5,905	$3,449	$7,484	$3,955
Earnings per share:
Basic earnings per share	$0.35	$0.21	$0.45	$0.24
Basic weighted average number of common shares	16,844	16,729	16,804	16,678
Diluted earnings per share	$0.35	$0.20	$0.44	$0.23
Diluted weighted average number of common shares	16,903	16,868	16,883	16,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,484	$3,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,802	11,690
Recovery of impairment	(623)	(142)
Amortization of deferred financing costs	163	353
Deferred income taxes	(11)	(3)
Stock-based compensation expense	413	373
Gain on sale of assets	(98)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(18,412)	(6,615)
Inventories	(7,969)	(13,099)
Prepaids and other assets	648	641
Payables and other liabilities	11,531	11,111
Accrued income taxes	2,907	973
Net cash provided by operating activities	5,835	9,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,749)	(10,571)
Proceeds from sale of assets	847	149
Net cash used in investing activities	(4,902)	(10,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	—	(179)
Payment of dividends	(8,422)	(2,004)
Increase in overdraft balances	(1,889)	(1,661)
Proceeds from long-term borrowings	17,900	9,100
Repayments of long-term borrowings	(8,700)	(3,700)
Payment of deferred financing costs	(40)	(775)
Proceeds from exercise of stock options	268	509
Net cash provided by (used) in financing activities	(883)	1,290
Net increase in cash and cash equivalents	50	88
Cash and cash equivalents at beginning of period	20	34
Cash and cash equivalents at end of period	$70	$122
Supplemental Cash Flow Information:
Cash paid for interest	$605	$665
Cash paid for income taxes	$1,616	$1,088

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
Revenues and operating results for the six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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
In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements with accounting principles generally accepted in the United States of America and IFRS. This guidance amends certain accounting and disclosure requirements related to fair value meaurements to ensure that fair value has the same meaning in US GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This amendment is effective for a reporting entity's interim and annual periods beginning after December 15, 2011. We adopted the guidance of the fair value accounting standard as required by this amendment and it did not have a material impact on our disclosures, financial position or results of operations for the period then ended.

Note 3—Asset Impairment and Restructuring Charges

Impairment recoveries of $623 were recorded during the first six months of fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility of $489, which was impaired in fiscal 2010, and the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009 of $129, with the remaining $5 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $142 were recorded during the first six months of fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.
An analysis of restructuring charges and related reserves of the Company for fiscal 2012 is as follows:

	Restructuring Reserves at October 31, 2011	Restructuring Charges	Cash Payments	Restructuring Reserves at April 30, 2012
Restructuring - Severance and benefits	$279		$(225)	$54

Note 4—Inventories
Inventories consist of the following:

	April 30, 2012	October 31, 2011
Raw materials	$14,687	$14,433
Work-in-process	7,225	5,612
Finished goods	9,262	8,575
Total material	31,174	28,620
Tooling	10,771	5,356
Total inventory	$41,945	$33,976

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,035 and $566 at April 30, 2012 and October 31, 2011, respectively.

The increase in tooling inventories of $5,415 is for customer reimbursed production tooling related to new program awards that go into production over the next several quarters.

Note 5—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2012	October 31, 2011
Land and improvements	$9,681	$9,671
Buildings and improvements	109,381	109,293
Machinery and equipment	345,041	342,557
Furniture and fixtures	11,541	11,450
Construction in progress	9,616	8,744
Total, at cost	485,260	481,715
Less: Accumulated depreciation	367,681	360,248
Property, plant and equipment, net	$117,579	$121,467

Note 6—Financing Arrangements
Debt consists of the following:

	April 30, 2012	October 31, 2011
Credit Agreement —interest at 2.87% and 2.79% at April 30, 2012 and October 31, 2011, respectively	$34,900	$25,700
Insurance broker financing agreement	—	428
Total debt	34,900	26,128
Less: Current debt	—	428
Total long-term debt	$34,900	$25,700

The weighted average interest rate of all debt was 2.80% and 3.32% for the six months ended April 30, 2012 and April 30, 2011, respectively.
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
Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At April 30, 2012, the interest rate for the credit facility was 2.74% for Eurodollar rate loans and 4.25% for base rate loans.
The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio as defined in the Agreement shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio as defined in the Agreement shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of April 30, 2012.
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
After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $43,352 at April 30, 2012.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of April 30, 2012, $0 remained outstanding under this agreement.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the six months ended April 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended April, 30		Three months ended April, 30
	2012	2011	2012	2011
Service cost	$—	$35	$—	$2
Interest cost	921	955	11	7
Expected return on plan assets	(813)	(705)	—	—
Recognized net actuarial loss	260	311	14	15
Net periodic benefit cost	$368	$596	$25	$24

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
Service cost	$—	$70	$—	$3
Interest cost	1,841	1,910	22	15
Expected return on plan assets	(1,625)	(1,411)	—	—
Recognized net actuarial loss	520	623	27	30
Net periodic benefit cost	$736	$1,192	$49	$48

The Company made contributions of $1,935 to the defined benefit pension plans during the six months ended April 30, 2012. The Company expects contributions to be $3,975 for the remainder of fiscal 2012.

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

2012
Risk-free interest	1.20%
Dividend yield	0.00%
Volatility factor—market	88.26%
Expected life of options—years	6.00

Activity in the Company’s stock option plan for the six months ended April 30, 2012 and 2011 was as follows:

	Fiscal 2012				Fiscal 2011
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	520,185	$8.54			683,692	$6.13
Options:
Granted	56,500	$8.10			154,000	$12.10
Exercised	(87,239)	$3.01			(189,775)	$3.56
Canceled	(34,753)	$11.13			(96,900)	$7.79
Options outstanding at April 30	454,693	$9.28	6.98	$789	551,017	$8.45	7.23	$2,089
Exercisable at April 30	219,394	$10.10	5.86	$374	132,895	$12.88	4.23	$159

At April 30, 2012 and 2011, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and six months ended April 30, 2012, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $204 and $413, respectively. For the three and six months ended April 30, 2011, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $216 and $373, respectively. The impact on earnings per share was a reduction of $.01 per share basic and diluted in the second quarter of both fiscal 2012 and 2011. For the six months ended April 30, 2012, the impact on earnings per share was a reduction of $.02 per share basic and diluted and for the six months ended April 30, 2011, the impact on earnings per share was a reduction of $.01 per share basic and diluted. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $967 over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and six months ended April 30, 2012, 182,948 and 161,677, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended April 30, 2011, 76,636 and 72,251, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
Net income available to common stockholders	$5,905	$3,449	$7,484	$3,995
Basic weighted average shares	16,844	16,729	16,804	16,678
Effect of dilutive securities:
Stock options	59	139	79	171
Diluted weighted average shares	16,903	16,868	16,883	16,849
Basic income per share	$0.35	$0.21	$0.45	$0.24
Diluted income per share	$0.35	$0.20	$0.44	$0.23

Comprehensive Income
Comprehensive income for the three and six months ended April 30, 2012 was $5,904 and $7,484, respectively, and comprehensive income for the three and six months ended April 30, 2011 was $3,449 and $3,841, respectively. In addition to the reported amounts of net income for the six months ended April 30, 2012 and 2011, comprehensive income includes the effect of tax adjustments of $0 and $(114), respectively, to adjust the estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

Note 11—Subsequent Events

As of May 23 2012, there were no transactions or events subsequent to the period ended April 30, 2012 that required recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first six months of fiscal 2012 increased by 12.8% and total North American car and light truck production for the first six months of fiscal 2012 increased by 18.1%, in each case compared with production for the first six months of fiscal 2011. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At April 30, 2012, the Company’s facilities were operating at approximately 56.6%, compared to 47.2% capacity at April 30, 2011. The Company defines capacity as 20 working hours per day and five days per week (i.e. 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2012 in North America according to industry forecasts (published by IHS Automotive), is currently predicted to increase to approximately 14,800,000 units, which reflects an improvement of 15.7% over fiscal year 2011’s vehicle production of approximately 12,800,000 units. The increased production volume predicted for fiscal year 2012 is 0.8% below the industry average production for the years 2005 to 2008 of 14,928,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand. However, the automotive industry’s recovery over the past several years remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending and could adversely impact consumer demand for vehicles.

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

Impairment recoveries of $623 were recorded during the first six months of fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility of $489, which was impaired in fiscal 2010, and the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009 of $129, with the remaining $5 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $142 were recorded during the first six months of fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-$170 and $100-$500 per plan year, respectively, dependent upon the location where the claim is incurred. At April 30, 2012 and 2011, the amount accrued for group insurance and workers’ compensation claims was $2,605 and $2,201, respectively. The insurance reserves' established accruals are a result of safety statistics, changes in employment levels, changes in the number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets at October 31, 2011 would increase or decrease pension assets by approximately $119.

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

Results of Operations
Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

REVENUES. Sales for the second quarter of fiscal 2012 were $162,831, an increase of $25,785 from last year’s second quarter sales of $137,046, or 18.8%. During the second quarter of fiscal 2012, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the second quarter of fiscal 2012 increased 20.3% from production levels of the second quarter of fiscal 2011. For traditional domestic manufacturers, the production increase in the second quarter of fiscal 2012 was 8.2% compared to the prior year second quarter period. Sales also increased due to improving demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2012 was $16,457 compared to gross profit of $11,596 in the second quarter of fiscal 2011, an increase of $4,861. Gross profit as a percentage of sales was 10.1% in the second quarter of fiscal 2012 and 8.5% in the second quarter of fiscal 2011. Gross profit in the second quarter of fiscal 2012 was favorably impacted by approximately $6,090 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs, net of revenue realized from the sales of engineered scrap during the second quarter of fiscal 2012 compared to the second quarter of 2011 resulting in a net material increase of approximately $1,680. In addition, manufacturing expenses were reduced by approximately $450 in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Personnel and personnel related expenses increased by approximately $650 as the Company's workforce was increased in anticipation of the improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies remained at the same level of spending in the second quarter of 2012 and the second quarter of 2011. These increases were offset by a reduction in depreciation and utilities of approximately $1,100.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $7,209 in the second quarter of fiscal 2012 were $1,256 more than selling, general and administrative expenses of $5,953 in the same period of the prior year. As a percentage of sales, these expenses were 4.4% of sales in the second quarter of fiscal 2012 and 4.3% in the second quarter of fiscal 2011. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $840 as result of an increase in the Company's workforce and an increase of approximately $420 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recovery of $558 was recorded during the second quarter of fiscal 2012 compared to an impairment recovery of $134 that was recorded during the second quarter of fiscal 2011. The recoveries recorded in the second quarter of fiscal 2012 were for cash received upon sales of assets from the Company's Mansfield Blanking facility of $424, which was impaired in fiscal 2010, and the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009 of $129, with the remaining $5 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $134 recorded in the second quarter of fiscal 2011 were for cash received upon sales of assets from the Company's Liverpool Stamping facility.

OTHER. Interest expense for the second quarter of fiscal 2012 was $525, compared to interest expense of $456 during the second quarter of fiscal 2011. Interest expense increased from the prior year second quarter as a result of an increase in the average borrowed funds and was partially offset by the reduction in the weighted average interest rate. Borrowed funds averaged $31,558 during the second quarter of fiscal 2012 and the weighted average interest rate was 2.82%. In the second quarter of fiscal 2011, borrowed funds averaged $28,866 while the weighted average interest rate was 3.25%.

Other expense, net was $25 for the second quarter of fiscal 2012 compared to other income, net of $112 in the second quarter of fiscal 2011. Other expense, net in the second quarter of fiscal 2012 was the result of currency transaction losses realized by the Company's Mexican subsidiary. Other income, net in the second quarter of 2011 consisted of $131 generated from the sale of stock received in the quarter in connection with the settlement of a customer bankruptcy and netted against an expense of $19 for currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes in the second quarter of fiscal 2012 was an expense of $3,351 on income before taxes of $9,256 for an effective tax rate of 36.2%. The provision for income taxes in the second quarter of fiscal 2011 was an expense of $1,984 on income before taxes of $5,433 for an effective tax rate of 36.5%. The estimated effective tax rate for the second quarter of fiscal 2012 has not materially changed compared to the second quarter of fiscal 2011.

NET INCOME. Net income for the second quarter of fiscal 2012 was $5,905, or $0.35 per share, diluted. Net income for the second quarter of fiscal 2011was $3,449 or $0.20 per share, diluted.

Results of Operations
Six Months Ended April 30, 2012 Compared to Six Months Ended April 30, 2011

REVENUES. Sales for the first six months of fiscal 2012 were $295,202, an increase of $49,366 from last year’s first six months sales of $245,836, or 20.1%. For the first half of fiscal 2012, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production for the first six months of fiscal 2012 increased 19.8% from production levels for the first six months of fiscal 2011. For traditional domestic manufacturers, the production increase in the first six months of fiscal 2012 was 13.6% compared to the first six months of the prior year. Sales also increased due to improving demand of the heavy truck industry.

GROSS PROFIT. Gross profit for the first six months of fiscal 2012 was $26,119 compared to gross profit of $17,941 in the first six months of fiscal 2011, an increase of $8,178. Gross profit as a percentage of sales was 8.8% in the first six months of fiscal 2012 and 7.3% in the first six months of fiscal 2011. Gross profit in the first six months of fiscal 2012 was favorably impacted by approximately $11,760 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs, net of revenue realized from the sales of engineered scrap during the first six months of fiscal 2012 compared to the first six months of 2011 resulting in a net material increase of approximately $3,220. In addition, manufacturing expenses increased by approximately $360 in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. Personnel and personnel related expenses increased by approximately $1,330 as the Company's workforce was increased in anticipation of the improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $960. These increases were offset by a reduction in depreciation and utilities of approximately $1,930.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $13,857 in the first six months of fiscal 2012 were $2,818 more than selling, general and administrative expenses of $11,039 in the first six months of fiscal 2011. As a percentage of sales, these expenses were 4.7% of sales in the first six months of fiscal 2012 and 4.5% of sales in the first six months of fiscal 2011. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $2,090 as result of an increase in the Company's workforce.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recovery of $623 was recorded during the first six months of fiscal 2012 compared to an impairment recovery of $142 that was recorded during the first six months of fiscal 2011. The recoveries recorded in the first six months of fiscal 2012 were for cash received upon sales of assets from the Company's Mansfield Blanking facility of $489, which was impaired in fiscal 2010 and the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009 of $129 , with the remaining $5 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $142 recorded in the first six months of fiscal 2011 were for cash received upon sales of assets from the Company's Liverpool Stamping facility.

OTHER. Interest expense for the first six months of fiscal 2012 was $811, compared to interest expense of $963 during the first six months of fiscal 2011. Interest expense decreased from the prior year first six months as a result of the impact of the amended and restated Credit and Security Agreement, which lowered the weighted average interest rate in the first six months of fiscal 2012 compared to the prior year. Borrowed funds averaged $29,748 during the first six months of fiscal 2012 and the weighted average interest rate was 2.80%. In the first six months of fiscal 2011, borrowed funds averaged $28,451 while the weighted average interest rate was 3.32%.

Other income, net was $22 for the first six months of fiscal 2012 compared to other income, net of $111 in the first six months of fiscal 2011. Other income, net in the first six months of fiscal 2012 was the result of currency transaction gains realized by the Company's Mexican subsidiary. Other income, net in the first six months of fiscal 2011 consisted of $131 generated from the sale of stock received in the second quarter in connection with the settlement of a customer bankruptcy and netted against and expense of $20 for currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes for the first six months of fiscal 2012 was an expense of $4,612 on income before taxes of $12,096 for an effective tax rate of 38.1%. The provision for income taxes for the first six months of fiscal 2011 was an expense of $2,237 on income before taxes of $6,192 for an effective tax rate of 36.1%. The estimated effective tax rate for the first six months of fiscal 2012 has increased compared to the first six months of fiscal 2011 primarily from changes in estimates of prior year tax accruals and a reduced research and development tax credit because the law expired as of December 31, 2011.

NET INCOME. Net income for the first six months of fiscal 2012 was $7,484, or $0.44 per share, diluted. Net income for the first six months of fiscal 2011was $3,955 or $0.23 per share, diluted.

Liquidity and Capital Resources

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

Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At April 30, 2012, the interest rate for the credit facility was 2.74% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio as defined in the Agreement shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio as defined in the Agreement shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as April 30, 2012.

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

After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $43,352 at April 30, 2012.

In July 2011, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.67% and requires monthly payments of $65 through April 2012. As of April 30, 2012, $0 remained outstanding under this agreement.

Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Credit Agreement	Other Debt	Total
2013	$—	$—	$—
2014	—	—	—
2015	—	—	—
2016 and thereafter	34,900	—	34,900
Total	$34,900	$—	$34,900

At April 30, 2012, total debt was $34,900 and total equity was $107,394, resulting in a capitalization rate of 24.5% debt, 75.5% equity. Current assets were $140,924 and current liabilities were $94,340 resulting in positive working capital of $46,584.
For the six months ended April 30, 2012, operations generated $17,130 of cash flow compared to $16,209 for the six months ended 2011.
Working capital changes since October 31, 2011 were a use of funds of $11,295. During the first six months of fiscal 2012, accounts receivable and inventory have increased by $18,412 and $7,969, respectively.

The increase in tooling inventories of $5,415 is for customer reimbursed production tooling related to new program awards that go into production over the next several quarters.

Cash capital expenditures in the first six months of fiscal 2012 were $5,750. The Company had unpaid capital expenditures of approximately $289 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remainder of fiscal 2012 are $7,000, subject to change based on business conditions.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Agreement through maturity of the Agreement in April 2016, as well as pension contributions totaling $5,910 during fiscal 2012 and capital expenditures for fiscal 2012.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of April 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012.

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: May 23, 2012

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.