Form 10-Q
period 2012-07-31
SHILOH INDUSTRIES INC
filed 2012-08-23
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of August 23, 2012 was 16,865,668.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$123	$20
Accounts receivable, net of allowance for doubtful accounts of $581 and $568 at July 31, 2012 and October 31, 2011, respectively	71,525	76,632
Related-party accounts receivable	291	434
Income tax receivable	754	1,688
Inventories, net	44,657	33,976
Deferred income taxes	2,033	2,228
Prepaid expenses	2,046	1,725
Assets held for sale, net	1,400	—
Total current assets	122,829	116,703
Property, plant and equipment, net	114,641	121,467
Deferred income taxes	818	918
Other assets	1,301	1,586
Total assets	$239,589	$240,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$669	$428
Accounts payable	55,518	57,214
Other accrued expenses	25,677	23,733
Total current liabilities	81,864	81,375
Long-term debt	26,700	25,700
Long-term benefit liabilities	18,884	24,019
Other liabilities	2,056	1,928
Total liabilities	129,504	133,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,864,668 and 16,762,428 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	169	168
Paid-in capital	64,905	63,950
Retained earnings	69,798	68,321
Accumulated other comprehensive loss: Pension related liability, net	(24,787)	(24,787)
Total stockholders’ equity	110,085	107,652
Total liabilities and stockholders’ equity	$239,589	$240,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenues	$142,021	$128,191	$437,223	$374,028
Cost of sales	129,861	118,942	398,945	346,837
Gross profit	12,160	9,249	38,278	27,191
Selling, general and administrative expenses	6,892	5,810	20,749	16,849
Asset impairment (recovery)	1,365	(88)	742	(230)
Restructuring charges (recovery)	(30)	352	(30)	352
Operating income	3,933	3,175	16,817	10,220
Interest expense	371	307	1,182	1,271
Interest income	—	3	—	3
Other income (expense), net	4	(3)	26	108
Income before income taxes	3,566	2,868	15,661	9,060
Provision for income taxes	1,150	1,177	5,762	3,414
Net income	$2,416	$1,691	$9,899	$5,646
Earnings per share:
Basic earnings per share	$0.14	$0.10	$0.59	$0.34
Basic weighted average number of common shares	16,856	16,753	16,821	16,702
Diluted earnings per share	$0.14	$0.10	$0.59	$0.33
Diluted weighted average number of common shares	16,927	16,863	16,903	16,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,899	$5,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,545	17,233
Asset impairment (recovery)	742	(230)
Recovery of restructuring charge	(30)	—
Amortization of deferred financing costs	244	432
Deferred income taxes	295	741
Stock-based compensation expense	616	586
Gain on sale of assets	(98)	(17)
Changes in operating assets and liabilities:
Accounts receivable	5,250	4,889
Inventories	(10,681)	(20,209)
Prepaids and other assets	(190)	169
Payables and other liabilities	(5,038)	(1,167)
Accrued income taxes	934	(711)
Net cash provided by operating activities	16,488	7,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,849)	(14,798)
Proceeds from sale of assets	1,426	237
Net cash used in investing activities	(9,423)	(14,561)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	—	(270)
Payment of dividends	(8,422)	(2,004)
Decrease in overdraft balances	210	6,217
Proceeds from long-term borrowings	18,900	16,700
Repayments of long-term borrowings	(17,900)	(13,050)
Payment of deferred financing costs	(90)	(875)
Proceeds from exercise of stock options	340	532
Net cash provided by (used) in financing activities	(6,962)	7,250
Net increase in cash and cash equivalents	103	51
Cash and cash equivalents at beginning of period	20	34
Cash and cash equivalents at end of period	$123	$85
Supplemental Cash Flow Information:
Cash paid for interest	$916	$912
Cash paid for income taxes	$4,399	$3,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 1—Basis of Presentation
The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.
Revenues and operating results for the nine months ended July 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—New Accounting Standards
The new accounting standard, "Comprehensive Income", becomes effective for fiscal years beginning after December 15, 2011 which for the Company would be the first quarter ending January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. As the Company has historically presented other comprehensive income as part of the statement of shareholders' equity, the Company will have to retroactively restate its financial statements for this change upon adoption of this accounting standard.
In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements with GAAP and International Financial Reporting Standards ("IFRS"). This guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This amendment is effective for a reporting entity's interim and annual periods beginning after December 15, 2011. We adopted the guidance of the fair value accounting standard as required by this amendment, and it did not have a material impact on our disclosures, financial position or results of operations for the period then ended.

Note 3—Asset Impairment and Restructuring Charges

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market.

Impairment recoveries of $1,202 were recorded during the first nine months of fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility of $690, which was impaired in fiscal 2010, and from the Company's Liverpool Stamping Facility of $507, which was impaired in fiscal 2009, with the remaining $5 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $230 were recorded during the first nine months of fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio. During the third quarter of fiscal 2012, the Company reduced the restructuring charges by $30 as a result of certain employees not meeting the requirements for obtaining severance payments.

An analysis of restructuring charges and related reserves of the Company for fiscal 2012 is as follows:

	Restructuring Reserves at October 31, 2011	Restructuring Charges	Cash Payments	Restructuring Reserves at July 31, 2012
Restructuring - Severance and benefits	$279	$(30)	$(249)	$—

Note 4—Inventories
Inventories consist of the following:

	July 31, 2012	October 31, 2011
Raw materials	$16,273	$14,433
Work-in-process	6,866	5,612
Finished goods	10,215	8,575
Total material	33,354	28,620
Tooling	11,303	5,356
Total inventory	$44,657	$33,976

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $874 and $566 at July 31, 2012 and October 31, 2011, respectively.

The increase in production inventory of approximately $4,700 is the result of increased sales volumes along with increased sales with steel ownership.

The increase in tooling inventories of approximately $5,900 is for customer reimbursed production tooling related to new program awards that go into production in the fourth quarter of fiscal 2012 and throughout fiscal 2013.

Note 5—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2012	October 31, 2011
Land and improvements	$8,317	$9,671
Buildings and improvements	99,481	109,293
Machinery and equipment	345,312	342,557
Furniture and fixtures	11,763	11,450
Construction in progress	13,335	8,744
Total, at cost	478,208	481,715
Less: Accumulated depreciation	363,567	360,248
Property, plant and equipment, net	$114,641	$121,467

Assets held for sale consist of the following:

	July 31, 2012	October 31, 2011
Land and improvements	$1,364	$—
Buildings and improvements	10,249	—
Total, at cost	11,613	—
Less: Accumulated depreciation	10,213	—
Assets held for sale, net	$1,400	$—

Note 6—Financing Arrangements
Debt consists of the following:

	July 31, 2012	October 31, 2011
Credit Agreement —interest at 2.79% for both periods ending July 31, 2012 and October 31, 2011	$26,700	$25,700
Insurance broker financing agreement	669	428
Total debt	27,369	26,128
Less: Current debt	669	428
Total long-term debt	$26,700	$25,700

The weighted average interest rate of all debt was 2.81% and 3.01% for the nine months ended July 31, 2012 and July 31, 2011, respectively.
On April 19, 2011, the Company entered into an amended and restated Credit and Security Agreement (the “Agreement”) with a syndicate of lenders led by The Privatebank and Trust Company, as co-lead arranger, sole book runner and administrative agent and PNC Capital Markets, LLC, as co-lead arranger, and PNC Bank, National Association, as syndication agent. The Agreement amends and restates in its entirety the Company’s Credit Agreement, dated as of August 1, 2008.
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
Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At July 31, 2012, the interest rate for the credit facility was 2.75% for Eurodollar rate loans and 4.25% for base rate loans.
The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios, The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of July 31, 2012.
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
On January 31, 2012, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Agreement.

The First Amendment continues the Company's revolving line of credit up to $80 million through April 2016 with a modification to the calculation of the fixed charge coverage ratio to allow for payment of a special dividend declared on February 1, 2012 and other modifications to allow the Company to participate in certain customer-sponsored financing arrangements allowing for early, discounted payment of Company invoices.
After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $51,552 at July 31, 2012.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of July 31, 2012, $669 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

Note 7—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Service cost	$—	$35	$—	$2
Interest cost	921	955	11	8
Expected return on plan assets	(813)	(705)	—	—
Recognized net actuarial loss	260	311	14	15
Net periodic benefit cost	$368	$596	$25	$25

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Service cost	$—	$105	$—	$5
Interest cost	2,762	2,866	33	23
Expected return on plan assets	(2,438)	(2,116)	—	—
Recognized net actuarial loss	780	933	41	45
Net periodic benefit cost	$1,104	$1,788	$74	$73

The Company made contributions of $4,766 to the defined benefit pension plans during the nine months ended July 31, 2012. The Company expects contributions to be $1,142 for the remainder of fiscal 2012.

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
1993 Key Employee Stock Incentive Plan
The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (as amended and restated December 12, 2002 and December 10, 2009) (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 2,700,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance pursuant to the Incentive Plan. An individual’s award of stock options is limited to 500,000 shares in a five-year period.

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

2012
Risk-free interest	1.20%
Dividend yield	0.00%
Volatility factor—market	88.26%
Expected life of options—years	6.00

Activity in the Company’s stock option plan for the nine months ended July 31, 2012 and 2011 was as follows:

	Fiscal 2012				Fiscal 2011
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	520,185	$8.54			683,692	$6.13
Options:
Granted	56,500	8.10			154,000	12.10
Exercised	(99,075)	3.19			(198,108)	3.53
Canceled	(49,587)	10.98			(103,568)	7.77
Options outstanding at July 31	428,023	$9.36	6.71	$2.36	536,016	$8.55	6.96	$3.24
Exercisable at July 31	199,168	$10.40	5.51	$2.05	122,783	$13.71	3.68	$0.47

At July 31, 2012 and 2011, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

For the three and nine months ended July 31, 2012, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $203 and $616, respectively. For the three and nine months ended July 31, 2011, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes and net income by $213 and $586, respectively. For the three months ended July 31, 2012 and July 31, 2011, the impact on earnings per share was a reduction of $0.02 and $0.01 per share basic and diluted, respectively. For the nine months ended July 31, 2012 and July 31, 2011, the impact on earnings per share was a reduction of $0.01 and $0.02 per share basic and diluted, respectively. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $734 over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine month periods ended July 31, 2012, 100,904 and 145,536, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended July 31, 2011, stock options of 94,824 and 73,913 were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Net income available to common stockholders	$2,416	$1,691	$9,899	$5,646
Basic weighted average shares	16,856	16,753	16,821	16,702
Effect of dilutive securities:
Stock options	71	110	82	156
Diluted weighted average shares	16,927	16,863	16,903	16,858
Basic income per share	$0.14	$0.10	$0.59	$0.34
Diluted income per share	$0.14	$0.10	$0.59	$0.33

Comprehensive Income
Comprehensive income for the three and nine months ended July 31, 2012 was $2,416 and $9,899, respectively, and comprehensive income for the three and nine months ended July 31, 2011 was $1,691 and $5,646, respectively. In addition to the reported amounts of net income for the nine months ended July 31, 2012 and 2011, comprehensive income includes the effect of tax adjustments of $0 and $(114), respectively, to adjust the estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

Note 11—Subsequent Events

On August 17, 2012 the Company entered into an agreement to sell the real property and building associated with the Mansfield Blanking facility for $1.4 million, with an expected closing date of no later than October 20, 2012. If completed the sale of the Mansfield Blanking facility would generate $1.4 million in cash in the fourth quarter of fiscal 2012 and will stop on-going costs associated with maintaining an idle building.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for the first nine months of fiscal 2012 increased by 11.7% and total North American car and light truck production for the first nine months of fiscal 2012 increased by 21.4%, in each case compared with production for the first nine months of fiscal 2011. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At July 31, 2012, the Company’s facilities were operating at approximately 56.0%, compared to 46.5% capacity at July 31, 2011. The Company defines capacity as 20 working hours per day and five days per week (i.e. 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2012 in North America according to industry forecasts (published by IHS Automotive), is currently predicted to increase to approximately 14,950,000 units, which reflects an improvement of 16.8% over fiscal year 2011’s vehicle production of approximately 12,800,000 units. The increased production volume predicted for fiscal year 2012 has returned to the industry average production for the years 2005 to 2008 of 14,928,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand. However, the automotive industry’s recovery over the past several quarters remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending and could adversely impact consumer demand for vehicles.

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

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market.

Impairment recoveries of $1,202 were recorded during the first nine months of fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility of $690, which was impaired in fiscal 2010, and from the Company's Liverpool Stamping Facility of $507, which was impaired in fiscal 2009, with the remaining $5 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $230 were recorded during the first nine months of fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio. During the third quarter of 2012, the Company reduced the restructuring charges by $30 as a result of certain employees not meeting the requirements for obtaining severance payments.
The steps described above demonstrate the Company’s intent to stay focused on efficient cost management, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with the First Amendment.

Critical Accounting Policies
Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s preceding financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on then current facts, the Company recorded an impairment charge of $1,944 related to long-lived assets in the third quarter of fiscal 2012. See Note 3 to the condensed consolidated financial statements for a discussion of the impairment charge recorded in fiscal 2012. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At July 31, 2012 and 2011, the amount accrued for group insurance and workers’ compensation claims was $2,501 and $2,217, respectively. The insurance reserves established accruals are a result of improved safety statistics, changes in employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

Results of Operations
Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

REVENUES. Sales for the third quarter of fiscal 2012 were $142,021, an increase of $13,830 from last year’s third quarter sales of $128,191, or 10.8%. During the third quarter of fiscal 2012, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the third quarter of fiscal 2012 increased 24.9% from production levels of the third quarter of fiscal 2011 led by an 80% recovery by the traditional Japanese manufacturers, as they rebounded from the March 2011 earthquake and tsunami. For traditional domestic manufacturers, the production increase in the third quarter of fiscal 2012 was 7.7% compared to the prior year third quarter period. Sales were slightly impacted by a reduction in demand for the heavy truck industry that the Company also serves.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2012 was $12,160 compared to gross profit of $9,249 in the third quarter of fiscal 2011, an increase of $2,911. Gross profit as a percentage of sales was 8.6% in the third quarter of fiscal 2012 and 7.2% in the third quarter of fiscal 2011. Gross profit in the third quarter of fiscal 2012 was favorably impacted by approximately $3,750 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs net of revenue realized from the sales of engineered scrap during the third quarter of fiscal 2012 compared to the third quarter of 2011 resulting in a net material increase of approximately $1,810. In addition, manufacturing expenses were reduced by approximately $970 in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Personnel and personnel related expenses increased by approximately $370 as the Company’s workforce was increased in anticipation of improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies were reduced by approximately $340 in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Expenses for depreciation and utilities were reduced by approximately $1,000 in the third quarter of fiscal 2012 compared to the prior year third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $6,892 in the third quarter of fiscal 2012 were $1,082 more than selling, general and administrative expenses of $5,810 in the same period of the prior year. As a percentage of sales, these expenses were 4.9% of sales in the third quarter of fiscal 2012 and 4.5% in the third quarter of fiscal 2011. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $720 as result of an increase in the Company's workforce and an increase of approximately $360 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. Impairment recovery of $579 was recorded during the third quarter of fiscal 2012. The recoveries recorded in the third quarter of fiscal 2012 were for cash received upon sales of assets from the Company's Mansfield Blanking facility of $200, which was impaired in fiscal 2010, and from the Company's Liverpool Stamping facility of $379, which was impaired in fiscal 2009.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement for approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio. During the third quarter of fiscal 2012, the Company reduced the restructuring charges by $30 as a result of certain employees not meeting the requirements for obtaining severance payments. Impairment recovery of $88 was recorded during the third quarter of fiscal 2011 for cash received upon the sale of assets that were previously impaired. The assets that were sold in the third quarter of 2011 related to the Company’s Liverpool Stamping facility that was impaired in fiscal 2009.

OTHER. Interest expense for the third quarter of fiscal 2012 was $371, compared to interest expense of $307 during the third quarter of fiscal 2011. Interest expense increased from the prior year third quarter due to lower amount being capitalized with equipment purchases. Borrowed funds averaged $31,135 during the third quarter of fiscal 2012 and the weighted average interest rate was 2.81%. In the third quarter of fiscal 2011, borrowed funds averaged $31,868 while the weighted average interest rate was 2.82%.

Other income, net was $4 for the third quarter of fiscal 2012 compared to a net expense of $3 in the third quarter of fiscal 2011. Other income in fiscal 2012 is the result of currency transaction gains and other expense in fiscal 2011 is the result of currency transaction losses both realized by the Company's Mexican subsidiary.

The provision for income taxes in the third quarter of fiscal 2012 was an expense of $1,150 on income before taxes of $3,566 for an effective tax rate of 32.2%. The provision for income taxes in the third quarter of fiscal 2011 was an expense of $1,177 on income before taxes of $2,868 for an effective tax rate of 41.0%. The estimated effective tax rate for the third quarter of fiscal 2012 has decreased compared to the third quarter of fiscal 2011 primarily from a Michigan tax law change that was enacted in Shiloh's 2011 third quarter.

NET INCOME. The net income for the third quarter of fiscal 2012 was $2,416, or $0.14 per share, diluted. Net income for the third quarter of fiscal 2011 was $1,691, or $0.10 per share, diluted.

Nine Months Ended July 31, 2012 Compared to Nine Months Ended July 31, 2011

REVENUES. Sales for the first nine months of fiscal 2012 were $437,223, an increase of $63,195 from last year’s first nine months sales of $374,028, or 16.9%. For the first nine months of fiscal 2012, sales increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company's major customers. According to industry statistics, North American car and light truck production for the first nine months of fiscal 2012 increased 21.5% from production levels for the first nine months of fiscal 2011 led by a recovery by the traditional Japanese manufacturers, as they rebounded from the March 2011 earthquake and tsunami. For traditional domestic manufacturers, the production increase in the first nine months of fiscal 2012 was 12.0% compared to the first nine months of the prior year. Sales were slightly impacted by a reduction in demand for the heavy truck industry that the Company also serves.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2012 was $38,278 compared to $27,191 in the first nine months of fiscal 2011, an increase of $11,087. Gross profit as a percentage of sales was 8.8% in the first nine months of fiscal 2012 compared to 7.3% for the same period a year ago. Gross profit in the first nine months of fiscal 2012 was favorably impacted by approximately $15,400 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increased material costs, net of revenue realized from the sale of engineered scrap during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 resulting in a net material increase of approximately $4,920. In addition, manufacturing expenses were reduced by approximately $600 in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Personnel and personnel related expenses increased by approximately $1,700 as the Company's workforce was increased in anticipation of improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance supplies increased by approximately $620. These increases were offset by a reduction in depreciation and utilities of approximately $2,920.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $20,749, or 4.7% of sales in the first nine months of fiscal 2012, compared to $16,849, or 4.5% of sales in the same period of the prior year. The increase in selling, general, and administrative expenses reflects higher personnel and personnel related expenses of approximately $2,800 as a result of an increase in the Company's workforce and an increase of approximately $1,100 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. Impairment recovery of $1,202 was recorded during the first nine months of fiscal 2012. The recoveries recorded in the first nine months of fiscal 2012 were for cash received upon sales of assets from the Company's Mansfield Blanking facility of $689, which was impaired in fiscal 2010, and the Company's Liverpool Stamping facility of $508, which was impaired in fiscal, with the remaining $5 of recoveries coming from other assets impaired in prior periods.

During the third quarter of fiscal 2011, the Company recorded a restructuring charge of $352 based on a negotiated settlement for approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio. During the third quarter of fiscal 2012, the Company reduced the restructuring charges by $30 as a result of certain employees not meeting the requirements for obtaining severance payments. Impairment recovery of $230 were recorded during the first nine months of fiscal 2011. The assets that were sold in the first nine months of fiscal 2011 related to the Company’s Liverpool Stamping facility that was impaired in fiscal 2009.

OTHER. For the first nine months of fiscal 2012, interest expense was $1,182, a decrease of $89 from interest expense of $1,271 in the first nine months of fiscal 2011. Interest expense decreased from the prior year first nine months as a result of the impact of the amended and restated Credit and Security Agreement, which lowered the weighted average interest rate in the first nine months of fiscal 2012 compared to the prior year. Borrowed funds averaged $29,153 during the first nine months of fiscal 2012 and the weighted average interest rate was 2.81%. For the first nine months of fiscal 2011, borrowed funds averaged $29,158 while the weighted average interest rate was 3.01%.

Other income, net was $26 for the first nine months of fiscal 2012 compared to other income, net of $108 for the first nine months of fiscal 2011. Other income in fiscal 2012 consisted of currency transaction gains realized by the Company's Mexican subsidiary. Other income in fiscal 2011 consisted of $131 generated from the sale of stock received in the second quarter in connection with the settlement of a customer bankruptcy and netted against an expense of $23 for currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes for the first nine months of fiscal 2012 was an expense of $5,762 on income before taxes of $15,661 for an effective tax rate of 36.8%. The provision for income taxes for the first nine months of fiscal 2011 was an expense of $3,414 on income before taxes of $9,060 for an effective tax rate of 37.7%. The estimated effective tax rate for the first nine months of fiscal 2012 has decreased compared to the first nine months of fiscal 2011 primarily from changes in estimates of prior year tax accruals which included a Michigan tax law change.

NET INCOME. The net income for the first nine months of fiscal 2012 was $9,899, or $0.59 per share, diluted. The net income for the first nine months of fiscal 2011 was $5,646, or $0.33 per share, diluted.

Liquidity and Capital Resources

On April 19, 2011, the Company entered into an amended and restated Credit and Security Agreement (the “Agreement”) with a syndicate of lenders led by The Privatebank and Trust Company, as co-lead arranger, sole book runner and administrative agent and PNC Capital Markets, LLC, as co-lead arranger, and PNC Bank, National Association, as syndication agent. The Agreement amends and restates in its entirety the Company’s Credit Agreement, dated as of August 1, 2008.

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

Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At July 31, 2012, the interest rate for the credit facility was 2.75% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as July 31, 2012.

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

After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $51,552 at July 31, 2012.

In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of July 31, 2012, $669 remained outstanding under this agreement and were classified as current debt in the Company’s condensed consolidated balance sheets.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Credit Agreement	Other Debt	Total
2013	$—	$669	$669
2014	—	—	—
2015	—	—	—
2016 and thereafter	26,700	—	26,700
Total	$26,700	$669	$27,369

At July 31, 2012, total debt was $27,369 and total equity was $110,085, resulting in a capitalization rate of 19.9% debt, 80.1% equity. Current assets were $122,829 and current liabilities were $81,864 resulting in positive working capital of $40,965.
For the nine months ended July 31, 2012, operations generated $26,213 of cash flow compared to $24,391 in the first nine months of 2011.
Working capital changes since October 31, 2011 were a use of funds of $9,725. During the first nine months of fiscal 2012, accounts receivable have decreased by $5,250 and inventory increased by $10,681 since the end of fiscal 2011.

The increase in production inventory of approximately $4,700 is the result of increased sales volumes along with increased sales with steel ownership.

The increase in tooling inventories of approximately $5,900 is for customer reimbursed production tooling related to new program awards that go into production in the fourth quarter of fiscal 2012 and throughout fiscal 2013.

Cash capital expenditures in the first nine months of fiscal 2012 were $10,849. The Company had unpaid capital expenditures of approximately $339 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remainder of fiscal 2012 are $3,000, subject to change based on business conditions.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of July 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012.

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.        Other Information

On August 17, 2012 the Company entered into an agreement to sell the real property and building associated with the Mansfield Blanking facility for $1.4 million, with an expected closing date of no later than October 20, 2012. If completed the sale of the Mansfield Blanking facility would generate $1.4 million in cash in the fourth quarter of fiscal 2012 and will stop on-going costs associated with maintaining an idle building. In connection with the sale, it was determined that the property was impaired and as a result the Company took an impairment charge of $1.9 million. We do not expect that the sale will result in material future cash operating expenditures.

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
Date: August 23, 2012

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.