Form 10-K
period 2012-10-31
SHILOH INDUSTRIES INC
filed 2012-12-21
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012	Commission file no. 0-21964
Shiloh Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $9.19 per share as reported by the Nasdaq Global Market, was approximately $51,756,196. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of December 21, 2012 was 16,904,255
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I— FINANCIAL INFORMATION

SHILOH INDUSTRIES, INC.
PART I

Item 1.	Business
General
Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company's principal executive offices are located at 880 Steel Drive, Valley City, Ohio 44280 and its telephone number is (330) 558-2600. The Company's website is located at http://www.shiloh.com. On its website, you can obtain a copy of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission. A copy of these filings is available to all interested parties upon written request to Thomas M. Dugan, Vice President of Finance and Treasurer, at the Company's corporate offices. The Company does not incorporate its website into this Form 10-K, and information on the website is not and should not be considered part of this document.
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
Shiloh is a leading supplier providing light weighting and noise, vibration and harshness (NVH) solutions to automotive, commercial vehicle and other industrial markets. Shiloh delivers these solutions through design engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings and modular assemblies. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking, welded blank and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company's blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior and structural components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. Engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness or coating that are welded together utilizing both mash seam resistance and laser welding.
The Company's complex stampings and modular assemblies include components used in the structural and powertrain systems of a vehicle. Structural systems include body-in-white applications and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans and transmission pans. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fourteen wholly owned subsidiaries at locations in Georgia, Kentucky, Michigan, Ohio, Tennessee and Mexico.
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

In November 1999, the Company acquired the automotive division of MTD Products Inc (“MTD Automotive”). MTD Holdings Inc (the parent of MTD Products Inc) and the MTD Products Inc Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products are owners of the Company's outstanding shares of Common Stock, making MTD a related party of the Company.

Products and Manufacturing Processes
Revenues derived from the Company's products were as follows:

	Years Ended October 31,
	2012	2011
	(dollars in thousands)
Engineered welded blanks	$287,604	$246,255
Complex stampings and modular assemblies	157,531	123,949
Blanking	92,387	97,908
Steel processing, tools, dies, scrap and other	48,552	49,631
Total	$586,074	$517,743

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
The Company's complex stamping operations produce engineered stampings and modular assemblies. Stamping is a process in which steel is passed through dies in a stamping press in order to form the steel into three-dimensional parts. The Company produces complex stamped parts using precision single stage, progressive, deep draw and transfer dies, which the Company either designs and manufactures or sources from third parties. Some stamping operations also provide value-added processes such as welding, assembly and painting capabilities. The Company's complex stampings and modular assemblies are principally used as components for body-in-white, powertrain, seat frames and other structural body components for automobiles.
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
In fiscal 2012, General Motors and Chrysler accounted for approximately 24.5% and 19.0%, respectively of the Company's revenues. No other individual customer accounted for more than 10% of the Company's revenues in fiscal 2012. At October 31, 2012 and 2011, General Motors accounted for 23.4% and 31.4% of the Company's accounts receivable, respectively and Chrysler accounted for 23.2% and 18.7% of the Company's accounts receivable, respectively.
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

Competition
Competition for sales of steel blanks and engineered welded blanks is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of OEMs, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competitors for engineered welded blanks include TWB Company, LLC, ArcelorMittal Tailored Blanks Americas, Delaco AMTB,and Worthington Specialty Processing. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assembly business are L&W Inc., Flex-n-Gate, Midway Products Group., Narmco Group and Van -Rob. The methods of competition with these companies in blanks, engineered welded blanks and automotive stampings and assemblies are product quality, price, delivery, location and engineering capabilities. Shiloh is the only supplier of engineered welded blanks that is not affiliated with a steel company.
Employees
As of November 30, 2012, the Company had approximately 1,430 employees. A total of approximately 40 employees at one of the Company's subsidiaries are covered by a collective bargaining agreement that is due to expire in November 2017.
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

Revenues from the Company's foreign subsidiary in Mexico were $36,647 and $29,740 for fiscal years 2012 and 2011, respectively. These revenues represent 6.3% of total revenues for fiscal 2012 and 5.7% of total revenues for fiscal year 2011. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company's foreign subsidiary totaled $14,302 and $14,708 at October 31, 2012 and 2011, respectively. The consolidated long-lived assets of the Company totaled $121,263 and $123,971 at October 31, 2012 and 2011, respectively.

Item 1B.	Unresolved Staff Comments
None.

Item 2.    Properties
The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current operational needs. The Company's facilities, all of which are owned are as follows:

Subsidiary	Facility Name	Location	Square Footage	Year Occupied	Description of Use
Medina Blanking, Inc.	Medina Blanking	Valley City, Ohio	255,000	1986	Blanking/Engineered Welded Blanks/Engineering and Development

Medina Blanking, Inc.	Ohio Welded Blank	Valley City, Ohio	254,000	2000	Engineered Welded Blanks

Medina Blanking, Inc.	Bowling Green Manufacturing	Bowling Green, Kentucky	83,000	2011	Blanking/Tool and Die Production/ Complex Stamping and Modular Assembly

VCS Properties, LLC		Valley City, Ohio	260,000	1977	(Closed)

Liverpool Coil Processing, Incorporated	LCPI	Valley City, Ohio	244,000	1990	Steel Processing Services/Complex Stamping and Modular Assembly/Administration

Shiloh Automotive, Inc.	Liverpool Manufacturing	Valley City, Ohio	260,000	1999	(Closed)

Sectional Stamping, Inc.	Wellington Stamping	Wellington, Ohio	235,000	1987	Complex Stamping and Modular Assembly

Greenfield Die & Manufacturing Corp.	Canton Manufacturing	Canton, Michigan	170,000	1996	Engineered Welded Blanks/Complex Stamping and Modular Assembly/ Sales and Marketing/ Engineering and Development

Jefferson Blanking Inc.	Jefferson Blanking	Pendergrass, Georgia	185,500	1998	Blanking/Engineered Welded Blanks/ Complex Stamping and Modular Assembly

Shiloh Industries, Inc., Dickson Manufacturing Division	Dickson Manufacturing	Dickson, Tennessee	242,000	2000	Complex Stamping and Modular Assembly

Shiloh de Mexico S. A. de C.V.	Saltillo Welded Blank	Saltillo, Mexico	153,000	2000	Engineered Welded Blanks/Complex Stamping and Modular Assembly

Item 3.	Legal Proceedings
The Company is involved in various lawsuits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures
Not Applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's Common Stock is traded on the Nasdaq Global Market under the symbol “SHLO.” On December 20, 2012, the closing price for the Company's Common Stock was $10.75 per share.
The Company's Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 2012 and 2011.

	2012		2011
Quarter	High	Low	High	Low
1st	$8.85	$7.11	$13.75	$10.09
2nd	$10.77	$7.84	$13.67	$10.56
3rd	$11.50	$8.93	$11.57	$9.73
4th	$11.50	$9.04	$12.34	$7.87
As of the close of business on December 20, 2012, there were 86 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 400. The Company did not repurchase any of the Company's equity securities during fiscal 2012.
Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

General

Shiloh is a supplier of numerous parts to both automobile original equipment manufactures (“OEMs”) and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The parts that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics, traditional domestic manufacturer production for fiscal 2012 increased by 11.0% and total North American car and light truck production for fiscal 2012 increased by 19.3%, in each case compared with production for fiscal 2011. The continued viability of the traditional domestic manufacturers is critical to the profitability of the Company.

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At October 31, 2012, the Company’s facilities were operating at approximately 56.0%, compared to 46.8% capacity at October 31, 2011. The Company defines capacity as 20 working hours per day and five days per week (i.e. 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through customers’ steel programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, these customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been rising on increased demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2012 in North America according to industry forecasts (published by IHS Automotive), was approximately 15,270,000 units, which reflects an improvement of 19.3% over fiscal year 2011’s vehicle production of approximately 12,800,000 units. The increased production units for fiscal year 2012 has surpassed the pre-crisis industry average production for the years 2005 to 2008 of 14,928,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand. However, the automotive industry's recovery over the past several quarters remain susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending and could adversely impact consumer demand for vehicles.

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

With the conclusion of fiscal 2012, the Company continues to exercise caution as the next fiscal year has begun. The same disciplined approach that was followed in fiscal years 2012 and earlier remains in place. According to industry forecasts, car and light truck production is predicted to increase to approximately 15,520,000 units, which represents a 1.7% improvement over fiscal year 2012's production levels. The Company's approach to monitoring customer release volumes and the adjustment of the Company's cost structure, as described above, remains appropriate to aid the Company in controlling costs and maintaining or improving profitability. The Company therefore intends to adjust manning levels and discretionary spending in support of operations as necessary in relation to customer releases as the releases are updated. In addition, these steps demonstrate the Company’s intent to stay focused on efficient cost management, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with its amended and restated Credit and

Security Agreement dated April 19, 2011.

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and limited value in the used equipment market. During the fourth quarter of fiscal 2012, the Company sold the real property and building for $1,400 in cash.

Impairment recoveries of $2,778 were recorded during fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility of $1,551, which was impaired in fiscal 2010, and from the Company's Liverpool Stamping Facility of $1,159, which was impaired in fiscal 2009, with the remaining $68 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $230 were recorded during fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on the current facts, the Company recorded an impairment charge related to long-lived assets of $1,944 in the third quarter of fiscal 2012 and $324 in the fourth quarter of fiscal 2011. See Note 2 to the consolidated financial statements for a discussion of the impairment charges recorded in fiscal 2012 and fiscal 2011. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At October 31, 2012 and 2011, the amount accrued for group insurance and workers’ compensation claims was $2,597 and $2,233, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2012, the resulting discount rate from the use of the Principal Curve was 3.75%, a decrease of 1.25% from a year earlier that resulted in an increase of the benefit obligation of approximately $13,728. A change of 25 basis points in the discount rate at October 31, 2012 would increase or decrease expense on an annual basis by approximately $4.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $124.

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

For the twelve months ended October 31, 2012, the actual return on pension plans’ assets for all of the Company’s plans approximated 10.41% to 10.46%, which is above the expected rate of return on plan assets of 7.50% used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will decrease in fiscal 2013, and that pension expense will decrease in fiscal 2013.

Results of Operations
Year Ended October 31, 2012 Compared to Year Ended October 31, 2011

REVENUES. Sales for fiscal 2012 were $586,074, an increase of $68,331 over fiscal 2011 of $517,743, or 13.2%. Sales increased during fiscal 2012 as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production for fiscal 2012 increased 19.3% from production levels of fiscal 2011 led by a recovery by the traditional Japanese manufacturers, as they rebounded from the March 2011 earthquake and tsunami. For traditional domestic manufacturer, the production increase for fiscal 2011 was 11.0% compared with production levels in fiscal 2011. Sales were slightly impacted by a reduction in demand for the heavy truck industry that the Company also serves.

GROSS PROFIT. Gross profit for fiscal 2012 was $50,735 compared to gross profit of $38,936 in fiscal 2011, an increase of $11,799, or 30.3%. Gross profit as a percentage of sales was 8.7% for fiscal 2012 and 7.5% fiscal 2011. Gross profit in fiscal 2012 was favorably impacted by approximately $16,900 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs, net of revenue realized from the sales of engineered scrap during fiscal 2012 compared to fiscal 2011, resulting in a net material increase of approximately $6,300. In addition, manufacturing expenses were reduced by approximately $1,200 during fiscal 2012 compared to fiscal 2011. Personnel and personnel related expenses, increased by approximately $2,900 as the Company’s workforce was increased in anticipation of improved production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $500. These increases were offset by a reduction in depreciation and utilities of approximately $4,600.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $27,519 for fiscal 2012 were $3,861 more than selling, general and administrative expenses of $23,658 for the prior year. As a percentage of sales, these expenses were 4.7% of sales for fiscal 2012 and 4.6% for fiscal 2011. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $2,800 as a result of an increase in the Company's workforce and an increase of approximately $1,050 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and limited value in the used equipment market. During the fourth quarter of fiscal 2012, the Company sold the real property and building for $1,400 in cash.

Impairment recoveries of $2,778 were recorded during fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility of $1,551, which was impaired in fiscal 2010, and from the Company's Liverpool Stamping Facility of $1,159, which was impaired in fiscal 2009, with the remaining $68 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $230 were recorded during fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility.

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

OTHER. Interest expense for fiscal 2012 was $1,525, compared to interest expense of $1,714 for fiscal 2011. Interest expense decreased from the prior year as a result of a reduced level of average borrowed funds and the impact of the amended and restated Credit and Security Agreement, which lowered the weighted average interest rate during fiscal 2012 compared to the prior year. Borrowed funds averaged $27,622 during fiscal 2012 and the weighted average interest rate was 2.82%. In fiscal 2011, borrowed funds averaged $28,552 while the weighted average interest rate was 3.03%.

Other expense, net was $48 for fiscal 2012 compared to a net expense of $40 for fiscal 2011. Other expense in both fiscal 2012 and 2011 is the result of currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes in fiscal 2012 was an expense of $8,981 on income before taxes of $22,507 for an effective tax rate of 39.9%. In fiscal year 2011 the provision for income taxes was $5,236 on income before taxes of $13,081 for an effective tax rate of 40.0%. The effective tax rate for fiscal 2012 and 2011 included the losses of the Company's Mexican subsidiary, for which no tax benefit could be recorded. The effective tax rate for fiscal 2012 has decreased 0.1 percentage points compared to fiscal 2011 primarily from a decrease in Shiloh's uncertain tax positions with an offsetting increase in the valuation allowance for foreign tax credits utilized in the United States.

NET INCOME. The net income for fiscal 2012 was $13,526, or $0.80 per share, diluted compared to net income in fiscal year 2011 of $7,845 or $0.47 per share, diluted.

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

Borrowings under the Agreement bear interest, at the Company’s option, at the LIBOR or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At October 31, 2012, the interest rate for the credit facility was 2.71% for Eurodollar rate loans and 4.25% for base rate loans.

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as October 31, 2012 and 2011.

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

After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $57,102 at October 31, 2012.

In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of October 31, 2012, $447 remained outstanding under this agreement and were classified as current debt in the Company’s consolidated balance sheets.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Amended Credit Agreement	Other Debt	Total
2013	$—	$447	$447
2014	—	—	—
2015	—	—	—
2016	21,150	—	21,150
Total	$21,150	$447	$21,597

At October 31, 2012, total debt was $21,597 and total equity was $107,403, resulting in a capitalization rate of 16.7% debt, 83.3% equity. Current assets were $127,839 and current liabilities were $85,475 resulting in positive working capital of $42,364.

For fiscal year ended October 31, 2012, operations generated $34,367 of cash flow compared to $33,519 in fiscal year 2011, before changes in working capital.

Working capital changes since October 31, 2011 were a use of funds of $13,686. During fiscal 2012, accounts receivable have increased by $1,026 in connection with the increased sales volume experienced in fiscal 2012. Inventory increased by $10,711 since the end of fiscal 2011. Considering the increase in overdraft balances of $4,843, accounts payable, net have increased $6,419.

The increase in production inventory of approximately $3,834 is the result of increased sales volume along with increased sales with steel ownership.

The increase in tooling inventories of approximately $6,877 is for customer reimbursed tooling related to new program awards that go into production throughout fiscal 2013.

Proceeds from the sale of assets during fiscal 2012 were $4,370 resulting from the sale of the Mansfield Blanking real property and building and the sale of previously impaired machinery and equipment assets primarily from the Company's Mansfield Blanking and Liverpool Stamping facilities.

In the second quarter of fiscal 2012, the Board of Directors of the Company declared a special dividend of $0.50 per share that was paid on February 21, 2012 resulting a use of cash of $8,422.

Cash capital expenditures in fiscal 2012 were $17,095. The Company had unpaid capital expenditures of approximately $802 at the end of fiscal 2012 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations of the amended and restated Credit and Security Agreement through maturity of the agreement in April 2016, as well as pension contributions of $5,321 during fiscal 2013, capital expenditures for fiscal 2013 and repayment of the other debt of $447.

As of October 31, 2012, the Company has $1,860 of commitments for capital expenditures and $6,120 of commitments under non-cancelable operating leases. These capital expenditures in 2013 are for the support of current and new business, expected increases in existing business and enhancements of production processes.

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
In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements with GAAP and International Financial Reporting Standards ("IFRS"). This guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This amendment is effective for a reporting entity's interim and annual periods beginning after December 15, 2011. We adopted the guidance of the fair value accounting standard as required by this amendment, and it did not have a material impact on our disclosures, financial position or results of operations for the year ended October 31, 2012.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets at October 31, 2012 and 2011	24
Consolidated Statements of Income for the two years ended October 31, 2012	25
Consolidated Statements of Cash Flows for the two years ended October 31, 2012	26
Consolidated Statements of Stockholders' Equity for the two years ended October 31, 2012	27
Notes to Consolidated Financial Statements	28

The following Financial Statement Schedule for the two years ended October 31, 2012 is included in
Item 15 of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves	53

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
December 21, 2012

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$174	$20
Accounts receivable, net	77,556	76,632
Related-party accounts receivable	536	434
Income tax receivable	1,201	1,688
Inventories, net	44,687	33,976
Deferred income taxes	2,153	2,228
Prepaid expenses	1,532	1,725
Total current assets	127,839	116,703
Property, plant and equipment, net	117,101	121,467
Deferred income taxes	3,294	918
Other assets	868	1,586
Total assets	$249,102	$240,674
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$447	$428
Accounts payable	63,633	57,214
Other accrued expenses	21,395	23,733
Total current liabilities	85,475	81,375
Long-term debt	21,150	25,700
Long-term benefit liabilities	32,819	24,019
Other liabilities	2,255	1,928
Total liabilities	141,699	133,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2012 and October 31, 2011, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,902,755 and 16,762,428 shares issued and outstanding at October 31, 2012 and October 31, 2011, respectively	169	168
Paid-in capital	65,120	63,950
Retained earnings	73,425	68,321
Accumulated other comprehensive loss: Pension related liability, net	(31,311)	(24,787)
Total stockholders’ equity	107,403	107,652
Total liabilities and stockholders’ equity	$249,102	$240,674

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	October 31,
	2012	2011
Revenues	$586,074	$517,743
Cost of sales	535,339	478,807
Gross profit	50,735	38,936
Selling, general and administrative expenses	27,519	23,658
Asset impairment (recovery), net	(834)	94
Restructuring charges (recovery)	(30)	352
Operating income	24,080	14,832
Interest expense	1,525	1,714
Interest income	—	3
Other (expense), net	(48)	(40)
Income before income taxes	22,507	13,081
Provision for income taxes	8,981	5,236
Net income	$13,526	$7,845
Earnings per share:
Basic earnings per share	$0.80	$0.47
Basic weighted average number of common shares	16,813	16,716
Diluted earnings per share	$0.80	$0.47
Diluted weighted average number of common shares	16,904	16,859

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,526	$7,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,793	22,367
Amortization of deferred financing costs	325	513
Asset impairment (recovery)	(834)	94
Recovery of restructuring charge	(30)	—
Deferred income taxes	1,898	1,920
Stock-based compensation expense	754	799
Gain on sale of assets	(65)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(1,026)	(4,006)
Inventories	(10,711)	(13,057)
Prepaids and other assets	676	399
Payables and other liabilities	(3,116)	3,698
Accrued income taxes	491	(262)
Net cash provided by operating activities	20,681	20,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,095)	(18,452)
Proceeds from sale of assets	4,370	248
Net cash used in investing activities	(12,725)	(18,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(8,422)	(2,004)
Decrease in overdraft balances	4,843	1,436
Proceeds from long-term borrowings	24,700	28,750
Repayments of long-term borrowings	(29,250)	(29,950)
Payment of deferred financing costs	(90)	(906)
Proceeds from exercise of stock options	417	573
Net cash used in financing activities	(7,802)	(2,101)
Net increase (decrease) in cash and cash equivalents	154	(14)
Cash and cash equivalents at beginning of period	20	34
Cash and cash equivalents at end of period	$174	$20
Supplemental Cash Flow Information:
Cash paid for interest	$1,237	$1,316
Cash paid for income taxes	$6,306	$3,202

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
November 1, 2010	$166	$62,317	$62,480	$(22,784)	$102,179
Net income	—	—	7,845	—	7,845
Pension liability, net of tax benefit of $1,003	—	—	—	(2,003)	(2,003)
Comprehensive income	—	—	—	—	5,842
Payment of dividends	—	—	(2,004)	—	(2,004)
Exercise of stock options	2	571	—	—	573
Stock-based compensation cost	—	799	—	—	799
Tax benefit on stock options	—	263	—	—	263
October 31, 2011	$168	$63,950	$68,321	$(24,787)	$107,652
Net income	—	—	13,526	—	13,526
Pension liability, net of tax effect of $4,199	—	—	—	(6,524)	(6,524)
Comprehensive income	—	—	—	—	7,002
Payment of dividends	—	—	(8,422)	—	(8,422)
Exercise of stock options	1	416	—	—	417
Stock-based compensation cost	—	754	—	—	754
Tax benefit on stock options	—	—	—	—	—
October 31, 2012	$169	$65,120	$73,425	$(31,311)	$107,403

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
The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has fourteen wholly-owned subsidiaries at locations in Georgia, Kentucky, Michigan, Ohio, Tennessee and Mexico.
MTD Holdings Inc (the parent of MTD Products Inc) and the MTD Products Inc Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products are owners of approximately 50% of the Company's outstanding shares of Common Stock, making MTD a related party of the Company.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Employee Benefit Plans
The Company accrues the cost of defined benefit pension plans, in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 715 “Compensation - Retirement Benefits.” The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 24 former employees.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
As of October 31, 2012, the Company had approximately 1,430 employees. A total of approximately 40 employees at one of the Company's subsidiaries are covered by a collective bargaining agreement that is due to expire in November 2017.
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
Derivative Financial Instruments
The Company does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company's risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of income. As of October 31, 2012 and 2011, there were no foreign currency forward exchange contracts outstanding.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

statements for this change upon adoption of this accounting standard.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements with GAAP and International Financial Reporting Standards ("IFRS"). This guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This amendment is effective for a reporting entity's interim and annual periods beginning after December 15, 2011. We adopted the guidance of the fair value accounting standard as required by this amendment, and it did not have a material impact on our disclosures, financial position or results of operations for the year ended October 31, 2012.

Note 2—Asset Impairment and Restructuring Charges

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and limited value in the used equipment market. During the fourth quarter of fiscal 2012, the Company sold the real property and building for $1,400 in cash.

Impairment recoveries of $2,778 were recorded during fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility of $1,551, which was impaired in fiscal 2010, and from the Company's Liverpool Stamping Facility of $1,159, which was impaired in fiscal 2009, with the remaining $68 of recoveries coming from other assets impaired in prior periods. Impairment recoveries of $230 were recorded during fiscal 2011 for cash received upon sales of assets from the Company's Liverpool Stamping facility.

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

A summary of the charges included in the accompanying consolidated statements of income for fiscal 2012 and 2011, is below.

	2012	2011
Asset impairment, net	$(834)	$94

Restructuring charges (recovery)	$(30)	$352

An analysis of restructuring charges and related reserves of the Company for fiscal 2012 is as follows:

	Restructuring Reserves at October 31, 2011	Reversal of Restructuring Charges	Cash Payments	Restructuring Reserves at October 31, 2012
Restructuring - Severance and benefits	$279	$(30)	$(249)	$—

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $482 and $568 at October 31, 2012 and 2011, respectively. The Company recognized net bad debt expense (credit) of $(164) and $425 during fiscal 2012 and 2011, respectively, in the consolidated statements of operations.
The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 4—Inventories
Inventories consist of the following:

	October 31,
	2012	2011
Raw materials	$17,705	$14,433
Work-in-process	6,236	5,612
Finished goods	8,513	8,575
Total material	32,454	28,620
Tooling	12,233	5,356
Total inventories	$44,687	$33,976

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $55 and $566 at October 31, 2012 and 2011, respectively.

The increase in production inventory of approximately $3,834 is the result of increased sales volume along with increased sales with steel ownership.

The increase in tooling inventories of approximately $6,877 is for customer reimbursed tooling related to new program awards that go into production throughout fiscal 2013.

Note 5-Other Assets

	October 31,
	2012	2011
Other assets consist of the following:
Deferred financing costs, net	$685	$920
Other	183	666

Total	$868	$1,586

Deferred financing costs are amortized over the term of the debt. During fiscal 2012 and 2011, amortization of these costs amounted to $325 and $513, respectively. Accumulated amortization was $2,142 and $1,847 as of October 31, 2012 and 2011, respectively. In January 2012, the Company completed the amended and restated Credit and Security Agreement and capitalized $90 of new costs.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	October 31, 2012	October 31, 2011
Land and improvements	$8,408	$9,671
Buildings and improvements	99,855	109,293
Machinery and equipment	341,568	342,557
Furniture and fixtures	11,372	11,450
Construction in progress	13,636	8,744
Total, at cost	474,839	481,715
Less: Accumulated depreciation	357,738	360,248
Property, plant and equipment, net	117,101	121,467
Depreciation expense was $18,793 and $22,367 in fiscal 2012 and 2011, respectively.
During the years ended October 31, 2012 and 2011, interest capitalized as part of property, plant and equipment was $34 and $204, respectively. The Company had unpaid capital expenditures of approximately $802 and $614 at October 31, 2012 and 2011, respectively, and such amounts are included in accounts payable at those dates and excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2012 and 2011. The Company has commitments for capital expenditures of $1,860 at October 31, 2012 that will be incurred in 2013.

Note 7—Financing Arrangements
Debt consists of the following:

	October 31, 2012	October 31, 2011
Credit Agreement —interest at 2.87% and 2.79% at October 31, 2012 and October 31, 2011, respectively	$21,150	$25,700
Insurance broker financing agreement	447	428
Total debt	21,597	26,128
Less: Current debt	447	428
Total long-term debt	$21,150	$25,700

The weighted average interest rate of all debt was 2.82% and 3.03% for fiscal years 2012 and 2011, respectively.
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
The Agreement has a five-year term and provides for an $80 million secured revolving line of credit (which may be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase). The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.Borrowings under the Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin set forth in a matrix based on the Company’s leverage ratio. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.375% - 0.750% based on the Company’s daily revolving exposure. At October 31, 2012 and 2011, the interest rate for the credit facility was 2.71% and 2.75%, respectively for Eurodollar rate loans and 4.25% for base rate loans.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and fixed charge coverage ratios. The Agreement specifies that the leverage ratio shall not exceed 2.25 to 1.00 to the conclusion of the Agreement. Also, the Agreement specifies that the fixed charge ratio shall not be less than 2.50 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of October 31, 2012 and 2011.
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
After considering letters of credit of $1,748 that the Company has issued, available funds under the Credit Agreement were $57,102 at October 31, 2012.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of October 31, 2012, $447 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.
Scheduled repayments under the terms of the Amended Credit Agreement plus repayments of other debt for the next five years are listed below:

	Amended
Year	Credit Agreement	Other Debt	Total
2013	$—	$447	$447
2014	—	—	—
2015	—	—	—
2016	21,150	—	21,150
Total	$21,150	$447	$21,597

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
The longest lease term of the Company's current leases extends to June, 2017. Rent expense under operating leases for fiscal years 2012 and 2011 was $2,634 and $2,382, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2012:

2013	$2,624
2014	561
2015	183
2016	91
2017	27

Note 9-Employee Benefit Plans
The Company maintains pension plans covering its employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 24 retirees and their dependents. The measurement date for the Company's employee benefit plans coincides with its fiscal year end, October 31.

Obligations and Funded Status
At October 31

	Pension Benefits		Other Post Retirement Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$(75,292)	$(70,912)	$(935)	$(590)
Service cost	—	(140)	—	(7)
Interest cost	(3,683)	(3,821)	(45)	(30)
Amendments and settlements	—	—	—	98
Actuarial gain (loss)	(13,186)	(3,913)	18	(445)
Benefits paid	3,496	3,494	22	39

Benefit obligation at end of year	(88,665)	(75,292)	(940)	(935)
Change in plan assets:
Fair value of plan assets at beginning of year	46,218	42,488	—	—
Actual return on plan assets	4,601	2,769	—	—
Employer contributions	5,907	4,455	22	39
Benefits paid	(3,496)	(3,494)	(22)	(39)

Fair value of plan assets at end of year	53,230	46,218	—	—

Funded status, benefit obligations in excess of plan assets	$(35,435)	$(29,074)	$(940)	$(935)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2012	2011	2012	2011
Other accrued expenses	$(3,480)	$(5,910)	$(92)	$(82)
Long-term benefit liabilities	(31,955)	(23,164)	(848)	(853)

Total	$(35,435)	$(29,074)	$(940)	$(935)

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Post Retirement Benefits
	2012	2011	2012	2011
Service cost	$—	$140	$—	$7
Interest cost	3,683	3,821	45	30
Expected return on plan assets	(3,251)	(2,821)	—	—
Amortization of net actuarial loss	1,040	1,245	54	61
Net periodic benefit cost	$1,472	$2,385	$99	$98
The Company expects to recognize in the consolidated statement of operations the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2013.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,392	$48

The Company has recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

	Pension Benefits		Other Post Retirement Benefits
	2012	2011	2012	2011

Net actuarial loss	$49,415	$38,619	$772	$844

Accumulated other comprehensive income	$49,415	$38,619	$772	$844

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2012	2011	2012	2011
Increase (decrease) in minimum liability included in other comprehensive income	$(10,796)	$(2,721)	$72	$(286)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2012	2011	2012	2011
Discount rate	3.75%	5.00%	3.75%	5.00%

	Pension Benefits		Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2012	2011	2012	2011
Discount rate	5.00%	5.50%	5.00%	5.50%
Expected long-term return on plan assets	7.50%	7.50%	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2012, the assumptions used to determine net periodic benefit costs were established at October 31, 2011, while the assumptions used to determine the benefit obligations were established at October 31, 2012.

The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2012 the discount rate from the use of the Principal Curve was 3.75%, a decrease of 1.25% from a year ago that resulted in an increase of the benefit obligation of approximately $13,728.
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

Assumed health care trend rates at October 31	2012	2011
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	7.5%	7.5%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company's trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2012:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on post retirement obligation	$47	$(42)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Plan Assets
The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company's pension plan weighted-average asset allocations at October 31, 2012 and 2011, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2012	2011
Asset Category
Equity securities	0-70%	56%	68%
Debt securities	0-70%	38%	27%
Real estate	0-10%	6%	5%

Total		100%	100%

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Investments totaling $53,230 at October 31, 2012 and $46,218 at October 31, 2011 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at October 31, 2012 Using			at October 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)			Significant Unobservable Inputs (Level 3)

Investments
Equity
Large U.S. Equity	$7,805	$10,027	$—	$8,237	$10,495	$—
Small/Mid U.S. Equity	2,632	3,710	—	2,510	4,446	—
International Equity	5,347	—	—	5,677	0	—
Fixed Income
Government	—	281	—	—	285	—
Corporate	10,775	9,414	—	6,376	5,669	—
Real Estate (Primarily Commercial)	—	—	3,239	—	—	2,523
Total Investments	$26,559	$23,432	$3,239	$22,800	$20,895	$2,523

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below presents a reconciliation of all investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended October 31, 2012 and 2011, including the reporting classifications for the applicable gains and losses.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)
Pooled Separate Account-Real Estate

Balance, November 1, 2010	$2,029
Total unrealized gains or losses included in change in net assets available for benefits of the plans:
Net unrealized appreciation relating to assets held at end of year	494
Balance, October 31, 2011	2,523
Total unrealized gains or losses included in change in net assets available for benefits of the plans:
Net unrealized appreciation relating to assets held at end of year	716
Balance, October 31, 2012	$3,239
Cash Flows
Contributions
The Company expects to contribute $5,321 to its pension plans in fiscal 2013, compared to $5,907 funded in fiscal 2012.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2013	$3,480	$92
2014	3,630	86
2015	3,900	82
2016	3,960	81
2017	4,230	74
2018-2022	23,300	308

Defined Contribution Plans

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. During fiscal 2007, the Company began automatically enrolling new employees in the defined contribution plan as well as automatically increasing employee contributions by 1% annually, unless the employee opts out of the enrollment or contribution increases. Additionally, the Company increased the match of employee contributions to 100% of the first 3% of employee deferrals, and to contribute an additional 50% of deferrals of 4-5% of employee contributions. The Company recorded an expense related to the matching program of $1,620 during fiscal 2012, compared to an expense of $1,278 during fiscal 2011.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10-Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company's Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2012 and 2011, approximately 337,000 and 240,000 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Years Ended October 31,
	2012	2011
	(Amounts in thousands, except per share data)
Net income available to common stockholders	$13,526	$7,845

Basic weighted average shares	16,813	16,716
Effect of dilutive securities:
Stock options	91	143

Diluted weighted average shares	16,904	16,859

Basic earnings per share	$0.80	$0.47

Diluted earnings per share	$0.80	$0.47

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at an exercise price at least equal to market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. In December 2011 options to purchase 56,500 shares were awarded to several officers and employees at an exercise price of $8.10 for stock options that are intended to qualify as incentive stock options. A summary of option activity under the plans is as follows:

	Number of Shares Under Option	Weighted Average Option Price

Outstanding at November 1, 2010	683,692	$6.13
Granted	154,000	12.10
Exercised	(208,107)	$3.62
Canceled	(109,400)	$8.15
Outstanding at October 31, 2011	520,185	$8.54
Granted	56,500	$8.10
Exercised	(158,513)	$4.01
Canceled	(56,087)	$10.96
Outstanding at October 31, 2012	362,085	$9.99

There were 225,585 options exercisable as of October 31, 2012 with a weighted average exercise price of $9.71. At October 31, 2012 options outstanding had an intrinsic value of $838 and options exercisable had an intrinsic value of $653. Options that have an exercise price greater than the market price on October 31, 2012 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2012 and 2011 was $1,167 and $901, respectively.
The following table provides additional information regarding options outstanding as of October 31, 2012:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$8.96	2,000	$8.96	2,000	1.97
$13.06	15,000	$13.06	15,000	2.99
$14.74	65,649	$14.74	65,649	4.29
$8.83	2,670	$8.83	2,670	5.32
$2.11	10,000	$2.11	10,000	6.12
$5.30	90,266	$5.30	90,266	6.78
$12.04	111,695	$12.04	37,232	8.11
$13.24	8,305	$13.24	2,768	3.11
$8.10	56,500	$8.10	—	9.15

Totals	362,085		225,585

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In September 2012, 80,257 shares of restricted stock were granted to the newly appointed chief executive officer as part of his compensation package.
For the fiscal years ended October 31, 2012 and 2011, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing pretax income by $730 and $799, respectively. The impact on earnings per share for each of the fiscal years ended October 31, 2012 and 2011 was a reduction of $0.03 per share basic and diluted. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2012 and 2011 is a total of $620 and $1,191, respectively, which will be recognized over the next four fiscal years. The total compensation cost related to the restricted stock currently vesting is $24 and for the non-vesting restricted stock is $793.

The fair values of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal year 2012:

2012
Risk-free interest	1.20%
Dividend yield	—%
Volatility factor—market	88.26%
Expected life of options—years	6.00

Based upon the preceding assumptions, the weighted average fair value of stock options granted during fiscal year 2012 was $8.10 per share.
Executive Incentive Bonus Plans
The Company maintains a Senior Management Bonus Plan (the “Management Plan”) to provide the Chief Executive Officer and certain eligible executive officers incentives for superior performance. The Management Plan, which was reapproved by the stockholders of the Company and is administered by the Compensation Committee of the Board of Directors, entitles the executives to be paid a cash bonus based upon the attainment of objective performance criteria established annually by the Compensation Committee. In accordance with the Plan, the Compensation Committee has typically established performance goals. For fiscal years 2012 and 2011, the Compensation Committee established goals based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), entitling these executives to be paid a bonus based upon varying percentages of their respective base salaries and the level of achievement of EBITDA in relation to the target established by the Compensation Committee. For fiscal 2012, these executives are entitled to receive an aggregate of $1,277 under the Management Plan. For fiscal 2011, these executives were entitled to receive an aggregate of $719 under the Management Plan, which was paid in the first quarter of fiscal 2012.
The Company maintains a Short-Term Incentive Plan (the “Bonus Plan”), which provides annual incentive bonuses to its eligible employees (other than those employees that participate in the Management Plan). The measurement criteria for the Bonus Plan, including eligible employees, is determined annually by the Compensation Committee and approved by the Board of Directors. Payments are made to participants of the Bonus Plan based upon the achievement of defined objectives. In the case of corporate executives eligible for the Bonus Plan, 100% of the incentive depends upon meeting the goals for Company performance including specific individual goals as established by the Chief Executive Officer. Finally, in the case of the remaining employees eligible for the Bonus Plan, 50% of the incentive depends upon meeting the operating targets and metrics of the employees' operating unit including specific individual goals as established by the Chief Executive Officer and 50% is based upon attaining the corporate goals for Company performance.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 12-Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2012	2011
Domestic	$23,139	$13,719
Foreign	(632)	(638)

Total	$22,507	$13,081

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2012	2011
Current:
Federal	$5,733	$2,336
State and local	1,114	794
Foreign	150	69

Total current	6,997	3,199
Deferred:
Federal	1,885	1,784
State and local	97	188
Foreign	2	65

Total deferred	1,984	2,037

	$8,981	$5,236

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2012	2011
Deferred tax assets:
Accrued compensation and benefits	$936	$783
Inventory	558	569
State income credits and loss carryforwards	1,115	1,080
Pension obligations and post retirement benefits	12,365	9,555
Foreign net operating loss	2,033	2,246
Tax credits in foreign countries	677	786
Other accruals and reserves	2,206	2,308

	19,890	17,327
Less: Valuation allowance	(4,401)	(4,263)

Total deferred tax assets	15,489	13,064
Deferred tax liabilities:
Fixed assets	(9,690)	(9,551)
Prepaid expenses and other	(352)	(367)

Net deferred tax asset	$5,447	$3,146

Change in net deferred tax asset:
	$(1,984)	$(2,037)
	86	117
Components of other comprehensive income:
Pension and post retirement benefits	4,199	1,003
Total change in net deferred tax asset	$2,301	$(917)

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

Activities and balances of unrecognized tax benefits for 2012 and 2011 are summarized below:

	Years Ended October 31,
	2012	2011
Balance at beginning of year	$1,069	$851
Additions based on tax positions related to the current year	126	63
Additions for tax positions of prior years	89	120
Reductions for tax positions of prior years	(13)	(7)
Reductions as result of lapse of applicable statute of limitations	(24)	42

Balance at end of year	$1,247	$1,069

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $820 at October 31, 2012 and $695 at October 31, 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $148 and $173 of expense in 2012 and 2011 for interest and penalties. The Company had accrued $1,008 at October 31, 2012 and $860 at October 31, 2011, for the payment of interest and penalties.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2009 and no longer subject to non-U.S. income tax examinations for calendar years ending prior to December 31, 2007. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

During October 2007, the Mexican Congress passed the Initiative to Amend the Tax Coordination Law and Income Tax Law. Effective January 1, 2008, a flat tax supplements the regular income tax. In conjunction with this law change, a deferred tax asset for Mexican tax credits in the amount of $1,037 was recorded as of October 31, 2008. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that the tax credits will not be realized. Therefore, a valuation allowance in the amount of $1,037 was recorded in fiscal 2008. The comparable amount in fiscal 2012 and 2011 was $677 and $786, respectively.
A valuation allowance of approximately $4,401 remains at October 31, 2012 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2011 was $4,263. The net decrease in the valuation allowance of $138 relates to an increase of $259 for the future utilization of foreign tax credits in the United States, a decrease of $109 for flat tax credits associated with foreign jurisdictions, an increase of $46 related to other foreign deferred tax assets and a decrease of $58 related to state and local operating loss carryforwards.

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
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2012	2011
Federal income tax at statutory rate	34.9%	34.0%
State and local income taxes, net of federal benefit	3.0	4.1
Valuation allowance change	0.4	(0.4)
Net operating loss benefit and reversal of contingencies	0.3	(0.1)
Domestic production activities deduction	(2.7)	(2.4)
Foreign operations	1.6	2.2
Stock option expense	0.8	1.4
Adjustment of uncertain tax positions	1.0	2.1
Adjustments of previous tax filings	0.5	(0.1)
Other	0.1	(0.8)

Effective income tax rate	39.9%	40.0%

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At October 31, 2012, the Company had foreign operating loss carryforward benefits of approximately $2,032 with a valuation allowance to the extent of their net deferred tax assets, which will expire between 2017 and 2020. At October 31, 2011, the Company had foreign operating loss carryforward benefits of approximately $2,246 with a valuation allowance to the extent of their net deferred tax assets. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2012 and 2011, the Company had state and local net operating loss carryforward benefits of $870 and $929, respectively with a full valuation allowance, which will expire between 2012 and 2031.
The Company paid income taxes, net of refunds, of $6,306 and $3,202 in 2012 and 2011, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2012, there was $704 of undistributed foreign subsidiary earnings.

Note 13—Related Party Transactions
The Company had sales to MTD Products Inc and its affiliates of $6,590 and $8,308 for fiscal years 2012 and 2011, respectively. At October 31, 2012 and 2011, the Company had receivable balances of $536 and $434, respectively, due from MTD Products Inc and its affiliates, and no amounts were due to MTD Products Inc, at those dates.

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
Revenues from the Company's Mexican subsidiary were $36,647 and $29,740 for fiscal 2012 and 2011, respectively. These revenues represent 6.3% and 5.7% of total revenues for fiscal years 2012 and 2011, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company's foreign subsidiary totaled $14,302 and $14,708 at October 31, 2012 and 2011, respectively. The Company's Mexican subsidiary incurred foreign currency transaction losses of $49 in fiscal 2012 and $72 in fiscal 2011. The consolidated long-lived assets of the Company totaled $121,263 and $123,971 at October 31, 2012 and 2011, respectively.
In fiscal 2012, General Motors and Chrysler accounted for approximately 24.5% and 19.0%, respectively of the Company's revenues. No other individual customer accounted for more than 10% of the Company's revenues in fiscal 2012. At October 31, 2012 and 2011, General Motors accounted for 23.4% and 31.4% of the Company's accounts receivable, respectively, and Chrysler accounted for 23.2% and 18.7% of the Company's accounts receivable, respectively.
Revenues derived from the Company's products were as follows:

	Years Ended October 31,
	2012	2011
Engineered welded blanks	$287,604	$246,255
Complex stampings and modular assemblies	157,531	123,949
Blanking	92,387	97,908
Steel processing, tools, dies, scrap and other	48,552	49,631

Total	$586,074	$517,743

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15-Quarterly Results of Operations (Unaudited)

October 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$132,371	$162,831	$142,021	$148,851
Gross profit	9,662	16,457	12,160	12,456
Operating income	3,079	9,806	3,933	7,262
Net income	1,579	5,905	2,416	3,626
Net income per share basic	0.09	0.35	0.14	0.22
Net income per share diluted	0.09	0.35	0.14	0.21
Weighted average number of shares:
Basic	16,765	16,844	16,856	16,857
Diluted	16,856	16,903	16,927	16,934

October 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$108,790	$137,046	$128,191	$143,716
Gross profit	6,345	11,596	9,249	11,746
Operating income	1,268	5,777	3,175	4,612
Net income (loss)	507	3,449	1,691	2,198
Net income (loss) per share basic	0.03	0.21	0.10	0.13
Net income (loss) per share diluted	0.03	0.20	0.10	0.13
Weighted average number of shares:
Basic	16,634	16,729	16,753	16,760
Diluted	16,847	16,868	16,863	16,842
In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Not considering the asset impairment and restructuring charges recorded in the fourth quarter of fiscal 2011, during the fourth quarter of fiscal 2012 and 2011, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded net unfavorable adjustments of $80 in the fourth quarter of 2012 and favorable adjustments of $288 in the fourth quarter of 2011, both net of tax. For fiscal 2012 and 2011, these adjustments were normal recurring adjustments of accrued estimates and adjustments related to sales discounts, inventory valuation, pension and contingencies.

Note 16-Commitments and Contingencies

The Company is a party to several lawsuits and claims arising in the normal course of its business with customers, vendors, employees and other third parties. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

Note 17-Subsequent Events
The Company announced on December 7, 2012, that the Board of Directors declared a special dividend of $0.25 per share to be paid on December 28, 2012 to shareholders of record as of December 20, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of October 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.

Changes in Internal Control Over Financial Reporting
In September 2012, Ramzi Hermiz was appointed by the Board of Directors of the Company as President and Chief Executive Officer. The Board will also nominate Mr. Hermiz for election as a member of the Board at the next annual meeting of the stockholders of the Company. Mr. Hermiz succeeds Theodore K. Zampetis, who previously announced his plan to retire on December 31, 2012. Mr. Zampetis will retire from the Company effective December 31, 2012, but will remain a director following his retirement. The Company has concluded that these changes will not materially affect, or are reasonably likely not to materially affect, the Company's internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, the Company assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on the evaluation of internal control over financial reporting management has concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2012.
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
Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of Sherwin Williams Company and AGCO Corporation. Mr. Moll is 73 years old.
Ramzi Hermiz, President and Chief Executive Officer.    In September 2012, Mr. Hermiz was appointed by the Board of Directors of the Company as President and Chief Executive Officer. Mr. Hermiz has extensive senior management experience in the automotive parts industry. Prior to joining the Company, Mr. Hermiz served since 2009 as Senior Vice President, Vehicle Safety and Protection of Federal-Mogul Corporation (“Federal-Mogul”), a publicly held company that designs, engineers, manufactures and distributes technologies to improve fuel economy, reduce emissions and enhance vehicle safety, was a member of Federal-Mogul's strategy board since 2005, and a corporate officer since 2001. He served as Senior Vice President, Aftermarket Products and Services from 2007 to 2009 and Senior Vice President of Sealing Systems from 2005 to 2007. Mr. Hermiz held various Senior Management positions after joining Federal-Mogul in 1998 in connection with its acquisition of Fel-Pro, Inc. Mr. Hermiz is 47 years old.
Thomas M. Dugan, Vice President of Finance and Treasurer.    Mr. Dugan was promoted to the position of Vice President Finance and Treasurer on January 31, 2011. Mr. Dugan has been with the Company since December 1999. He served as Director of Finance until January 2001 when he was promoted to the position of Treasurer. Mr. Dugan is 48 years old.
Anthony M. Parente, Vice President and Chief Technology Officer.    Mr. Parente was promoted to Vice President and Chief Technology Officer on January 1, 2011 He was named Vice President of Manufacturing Operations in October 2006. He started his career at MTD Automotive as an electrical apprentice in 1979, and he joined the Company through its acquisition of MTD Automotive in 1999. He has progressed steadily through the Company through different technical assignments. Mr. Parente is 51 years old.

Tres Kline, Vice President Sales and Business Development.    Mr. Kline was named Vice President Sales and Business Development on July 1, 2011. Formerly, Mr. Kline started his own business consulting practice in 2010 before leaving General Motors Corporation after 30 years. Mr. Kline held several different capacities during his tenure at General Motors Corporation including global director of purchasing, global director of manufacturing engineering and director of manufacturing engineering. Mr. Kline is 57 years old.

Elie Azzi, Vice President, Quality Assurance and Program Management. Mr. Azzi was named Vice President, Quality Assurance and Program Management on April 1, 2011. Formerly, Mr. Azzi was with Robert Bosch LLC for 17 years. Mr. Azzi's tenure with Bosch included leadership roles developing strategy and tactics in Quality Assurance and Program Management. Mr. Azzi is 50 years old.

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

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2012.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	362,085	$9.99	912,976
Equity compensation plans not approved by security holders	—	$0.00	—

Total	362,085	$0.01	912,976

For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 11 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2012 and 2011.
Consolidated Statements of Income for the two years ended October 31, 2012.
Consolidated Statements of Cash Flows for the two years ended October 31, 2012.
Consolidated Statements of Stockholders' Equity for the two years ended October 31, 2012.
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent accountant thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

SCHEDULE II
SHILOH INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended	October 31, 2012	$568	$(119)	$(33)	$482
Year ended	October 31, 2011	$209	$425	$66	$568
Valuation allowance for deferred tax assets
Year ended	October 31, 2012	$4,263	$305	$167	$4,401
Year ended	October 31, 2011	$4,499	$35	$271	$4,263
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

Date: December 21, 2012

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer (Principal Executive Officer)
Ramzi Hermiz		December 21, 2012

/s/ THOMAS M. DUGAN	Vice President of Finance and Treasurer (Principal Accounting and Principal Financial Officer)	December 21, 2012
Thomas M. Dugan

*	Chairman and Director	December 21, 2012
Curtis E. Moll

*	Director	December 21, 2012
Cloyd Abruzzo

*	Director	December 21, 2012
George G. Goodrich
George G. Goodrich
*	Director	December 21, 2012
David J. Hessler

*	Director	December 21, 2012
Gary A. Oatey

*	Director	December 21, 2012
John J. Tanis

*	Director	December 21, 2012
Dieter Kaesgen

*	Director	December 21, 2012
Robert J. King, Jr.

*	Director	December 21, 2012
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

10.17
Change in Control Severance Agreement between Owen F. Kline and Shiloh Industries, Inc., dated August 25, 2011, is incorporated herein by reference to Exhibit 10.17 of the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012

Exhibit No.	Exhibit No.

10.18
Change in Control Severance Agreement between Elie Azzi and Shiloh Industries, Inc., dated August 25, 2011, is incorporated herein by reference to Exhibit 10.18 of the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012

10.19
Appointment of Ramzi Hermiz as President and Chief Executive Officer of Shiloh Industries, Inc., dated August 23 , 2012 is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on August 29, 2012 (Commission File No. 0-21964).

10.20
Letter regarding Separation Agreement between Paul Harland and Shiloh Industries, Inc. effective December 13, 2012, is incorporated herein by reference to Exhibit 10.20 on the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012

10.21
First Amendment to Change in Control Agreement between Thomas M. Dugan and Shiloh Industries, Inc., dated December 19, 2012, is incorporated herein by reference to Exhibit 10.21 of the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012.

10.22
First Amendment to Change in Control Agreement between Owen F. Kline and Shiloh Industries, Inc., dated December 19, 2012, is incorporated herein by reference to Exhibit 10.22 of the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012.

10.23
First Amendment to Change in Control Agreement between Elie Azzi and Shiloh Industries, Inc., dated December 19, 2012, is incorporated herein by reference to Exhibit 10.23 of the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012.

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