Form 10-Q
period 2013-01-31
SHILOH INDUSTRIES INC
filed 2013-03-01
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 1, 2013 was 16,997,179.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 31, 2013	October 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$140	$174
Accounts receivable, net of allowance for doubtful accounts of $421 and $482 at January 31, 2013 and October 31, 2012, respectively	78,160	77,556
Related-party accounts receivable	2,202	536
Income tax receivable	392	1,201
Inventories, net	47,592	44,687
Deferred income taxes	2,205	2,153
Prepaid expenses	3,773	1,532
Total current assets	134,464	127,839
Property, plant and equipment, net	153,503	117,101
Goodwill	7,220	—
Intangible assets, net	11,412	—
Deferred income taxes	4,539	3,294
Other assets	1,100	868
Total assets	$312,238	$249,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$224	$447
Accounts payable	55,085	63,633
Other accrued expenses	20,813	21,395
Total current liabilities	76,122	85,475
Long-term debt	95,700	21,150
Long-term benefit liabilities	31,927	32,819
Other liabilities	2,330	2,255
Total liabilities	206,079	141,699
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 16,997,179 and 16,983,012 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	169	169
Paid-in capital	65,539	65,120
Retained earnings	71,762	73,425
Accumulated other comprehensive loss: Pension related liability, net	(31,311)	(31,311)
Total stockholders’ equity	106,159	107,403
Total liabilities and stockholders’ equity	$312,238	$249,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2013	2012
Revenues	$145,383	$132,371
Cost of sales	133,622	122,709
Gross profit	11,761	9,662
Selling, general and administrative expenses	7,637	6,648
Asset recovery	(7)	(65)
Operating income	4,131	3,079
Interest expense	430	285
Interest income	6	—
Other income (expense), net	(23)	47
Income before income taxes	3,684	2,841
Provision for income taxes	1,101	1,262
Net income	$2,583	$1,579
Earnings per share:
Basic earnings per share	$0.15	$0.09
Basic weighted average number of common shares	16,988	16,765
Diluted earnings per share	$0.15	$0.09
Diluted weighted average number of common shares	17,040	16,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2013	2012
Net income	$2,583	$1,579
Other comprehensive income (loss), net of tax:
Defined benefit pension plans & other postretirement benefits	—	—
Comprehensive income, net	$2,583	$1,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,583	$1,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,252	5,054
Asset recovery	(7)	—
Recovery of restructuring charge	—	(65)
Amortization of deferred financing costs	75	87
Deferred income taxes	5	(14)
Stock-based compensation expense	187	209
Gain on sale of assets	—	18
Changes in operating assets and liabilities:
Accounts receivable	6,908	(3,057)
Inventories	1,265	(2,805)
Prepaids and other assets	(283)	305
Payables and other liabilities	(17,477)	(2,640)
Accrued income taxes	808	1,100
Net cash used for operating activities	(1,684)	(229)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,769)	(1,983)
Acquisitions, net of cash acquired	(62,684)	—
Proceeds from sale of assets	7	137
Net cash used for investing activities	(68,446)	(1,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(4,226)	—
Proceeds from long-term borrowings	78,850	4,900
Repayments of long-term borrowings	(4,300)	(2,600)
Payment of deferred financing costs	(307)	(40)
Proceeds from exercise of stock options	79	17
Net cash provided by financing activities	70,096	2,277
Net increase (decrease) in cash and cash equivalents	(34)	202
Cash and cash equivalents at beginning of period	174	20
Cash and cash equivalents at end of period	$140	$222
Supplemental Cash Flow Information:
Cash paid for interest	$331	$289
Cash paid for income taxes	$61	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 1—Basis of Presentation
The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.
Revenues and operating results for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—New Accounting Standards
The new accounting standard, "Comprehensive Income", becomes effective for fiscal years beginning after December 15, 2011, which for the Company was the first quarter ending January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. The Company has adopted this new guidance with no restatement required for prior periods.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company anticipates the adoption of this guidance will not materially impact its current disclosures.

Note 3—Acquisitions

Albany-Chicago Company LLC

On December 28, 2012, the Company, through a wholly-owned subsidiary, entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement, dated December 28, 2012 (the "Purchase Agreement"), among the subsidiary and all of the equity owners of Albany-Chicago Company LLC ("Pleasant Prairie"), a producer of aluminum die cast and machined parts for the motor vehicle industry.

The Company acquired Pleasant Prairie in order to further our investment in light weighting technologies and expand the diversity of our customer base, product offering and geographic footprint. Pleasant Prairie's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $56,792 ($56,337 net of cash acquired), which was settled in cash on the date of acquisition. Of this amount, $3,000 in cash was placed into escrow, and will serve as security for any indemnification claims made by the Company under the Purchase Agreement.

The acquisition of Pleasant Prairie has been accounted for using the acquisition method in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$455
Accounts receivable	9,179
Inventory	3,012
Prepaid assets and other	1,851
Property, plant and equipment	28,688
Intangible assets	11,524
Other non-current assets	67
Deferred tax asset	1,235
Goodwill	7,220
Accounts payable and other	(6,439)
Net assets acquired	$56,792

The purchase price allocation is provisional, pending completion of the valuation of acquired intangible assets, property, plant and equipment, and inventories. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely property, plant and equipment and intangible assets. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergies expected after the Company's acquisition of Pleasant Prairie. All of the goodwill was allocated to the Company's Pleasant Prairie subsidiary. The total amount of goodwill expected to be deductible for tax purposes is $5,205 and is estimated to be deductible over approximately 15 years.

Of the $11,524 of acquired intangible assets, $8,906 was assigned to customers that have a useful life of approximately 15 years and $1,877 was assigned to trade names with an estimated useful life of approximately 15 years, and $741 was assigned to non-competition agreements with an estimated useful life of approximately 2 years. The fair values assigned to identifiable intangible assets acquired has been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The amounts assigned to intangible assets were based on management's preliminary estimate of the fair value.

The amounts of revenue and net income of Pleasant Prairie included in the Company's consolidated statements of operations from the acquisition date to the period ending January 31, 2013 are as follows:

Pleasant Prairie Results of Operations	From December 28, 2012 - January 31, 2013
Revenue	$5,528
Net income	$12

Atlantic Tool & Die - Alabama, Inc.

On December 13, 2012, the Company acquired certain assets of Atlantic Tool & Die - Alabama, Inc. (“Anniston”), a metal stamping, welding and value added assembly company. The Company acquired Anniston in order to expand the diversity of our customer base and the availability of desired assets. The results of operations for Anniston are included in the Company's condensed consolidated financial statements and the Jefferson Blanking Inc. subsidiary from the date of acquisition. The Company has performed a preliminary allocation of the purchase price and preliminarily assigned fair value of the identifiable assets acquired less liabilities assumed of $6,347, which allocation was materially equal to the fair value of the purchase price of the business. As a result, the Company recognized no goodwill or bargain gain associated with the acquisition in the first quarter of 2013. The

Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company's condensed consolidated statements of balance sheets at their estimated fair values as of the date of the acquisition. The Company acquired typical working capital items of inventories and other assets, net of certain employee benefit liabilities assumed, of $1,214, and property, plant and equipment of $5,133.

Pro Forma Consolidated Results

The following supplemental pro forma information presents the financial results for the three months ended January 31, 2013 as if the acquisition of Pleasant Prairie had occurred on November 1, 2012, and for the three months ended January 31, 2012 as if the acquisition had occurred on November 1, 2011. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Pleasant Prairie. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of approximately $162 and $242 for the three month periods ended January 31, 2013 and January 31, 2012, respectively. Pro forma information related to the Atlantic Tool & Die acquisition is not included in the table below as its financial results were not considered to be significant to the Company's operating results for the periods presented.

Pro forma consolidated results	Quarter ended
(in thousands, except for per share data):	January 31, 2013	January 31, 2012
Revenue	$155,633	$151,393
Net income	$2,437	$1,861
Basic earnings per share	$0.14	$0.11
Diluted earnings per share	$0.14	$0.11

Note 4—Asset Impairment and Restructuring Charges

Impairment recoveries of $7 were recorded during the first three months of fiscal 2013 for cash received upon the sale of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

Impairment recoveries of $65 were recorded during the first three months of fiscal 2012 for cash received upon sales of assets from the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009.

Note 5—Inventories
Inventories consist of the following:

	January 31, 2013	October 31, 2012
Raw materials	$15,462	$17,705
Work-in-process	7,808	6,236
Finished goods	10,697	8,513
Total material	33,967	32,454
Tooling	13,625	12,233
Total inventory	$47,592	$44,687

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $211 and $566 at January 31, 2013 and October 31, 2012, respectively.

Customer reimbursed tooling inventories totaling $13,625 increased $1,392 for tooling related to new program awards that go into production throughout the remainder of fiscal 2013 and into fiscal 2014.

Note 6—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2013	October 31, 2012
Land and improvements	$8,408	$8,408
Buildings and improvements	101,332	99,855
Machinery and equipment	372,289	341,568
Furniture and fixtures	12,304	11,372
Construction in progress	20,978	13,636
Total, at cost	515,311	474,839
Less: Accumulated depreciation	361,808	357,738
Property, plant and equipment, net	$153,503	$117,101

Note 7—Intangible Assets
Intangible assets acquired with the acquisitions described at Note 3 consist of the following:

January 31, 2013
	Cost	Accumulated Amortization	Net
Trade name	$1,877	$(20)	$1,857
Non-compete	741	(31)	710
Customer Relationships	8,906	(61)	8,845
	$11,524	$(112)	$11,412
Total amortization expense for the period ending January 31, 2013 was $112. Amortization expense related to intangible assets for the following fiscal years ended is estimated to be as follows:

2013	$984
2014	1,181
2015	872
2016	810
2017	810
Thereafter	6,867
$11,524

Note 8—Financing Arrangements
Debt consists of the following:

	January 31, 2013	October 31, 2012
Credit Agreement —interest at 1.76% and 2.87% at January 31, 2013 and October 31, 2012, respectively	$95,700	$21,150
Insurance broker financing agreement	224	447
Total debt	95,924	21,597
Less: Current debt	224	447
Total long-term debt	$95,700	$21,150

The weighted average interest rate of all debt was 1.91% and 2.82% for the three months ended January 31, 2013 and January 31, 2012, respectively.
On April 19, 2011, the Company entered into an amended and restated Credit and Security Agreement (the “Agreement”) with a syndicate of lenders led by The Privatebank and Trust Company, as co-lead arranger, sole book runner and administrative agent, and PNC Capital Markets, LLC, as co-lead arranger, and PNC Bank, National Association, as syndication agent. The Agreement amends and restates in its entirety the Company’s Credit Agreement, dated as of August 1, 2008.
The Agreement has a five-year term and provides for an $80 million secured revolving line of credit, which may be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase. The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.
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

On December 26, 2012, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Agreement.The Second Amendment extends the commitment period to December 25, 2017 and increases the Company's revolving line of credit to $120 million, which may be increased to up to $200 million subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

Borrowings under the Agreement, as amended, bear interest, at the Company's option, at the London Interbank Offered Rate ("LIBOR") or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin. The Second Amendment reduces the interest rate margin on LIBOR loans from 2.5% to 1.5% and maintains a 0% rate margin on base rate loans through March 31, 2013. Thereafter, the interest rate margin on LIBOR loans will be 1.5% to 2.5% and on base rate loans will be 0% to 1.0%, depending on the Company's leverage ratio.

The Second Amendment also amends the maximum leverage and fixed charge coverage ratios. The Second Amendment has increased the permitted leverage ratio from 2.25 to 2.85 and specifies that the leverage ratio shall not exceed 2.85 to 1.00 to the conclusion of the Agreement. Further, the Second Amendment reduces the fixed charge coverage ratio from 2.50 to 2.00 and specifies that the fixed charge coverage ratio shall not be less than 2.00 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of January 31, 2013.
After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $22,552 at January 31, 2013.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of January 31, 2013, $224 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Agreement	Other Debt	Total
2014	$—	$224	$224
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	95,700	—	95,700
Total	$95,700	$224	$95,924

Note 9—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2013 and 2012 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended January 31,		Three Months Ended January 31,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	815	921	8	11
Expected return on plan assets	(934)	(813)	—	—
Recognized net actuarial loss	348	260	12	14
Net periodic benefit cost	$229	$368	$20	$25

The Company made contributions of $1,087 to the defined benefit pension plans during the three months ended January 31, 2013. The Company expects contributions to be $4,063 for the remainder of fiscal 2013.

Note 10—Equity Matters
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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. In December 2011, options to purchase 56,500 shares were awarded to several officers and employees at an exercise price of $8.10. These stock options are intended to qualify as incentive stock options. The fair values of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal year 2012:

2012
Risk-free interest	1.20%
Dividend yield	0.00%
Volatility factor—market	88.26%
Expected life of options—years	6.00

Activity in the Company’s stock option plan for the three months ended January 31, 2013 and 2012 was as follows:

	Fiscal 2013				Fiscal 2012
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	362,085	$9.99			520,185	$8.54
Options:
Granted	—	—			56,500	$8.10
Exercised	(13,667)	$5.58			(6,964)	$2.38
Canceled	(6,500)	$7.45			(14,402)	$6.04
Options outstanding at January 31	341,918	$10.21	6.54	$734	555,319	$8.63	6.71	$975
Exercisable at January 31	267,585	$10.20	6.09	$621	320,020	$8.72	5.51	$706

At January 31, 2013 and 2012, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.

In September 2012, 80,257 shares of restricted stock were granted to the newly appointed chief executive officer as part of his compensation package.

For the three months ended January 31, 2013 and 2012, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $114 and $209, respectively. The impact on earnings per share for both the three months ended January 31, 2013 and January 31, 2012 was a reduction of $0.01 per share basic and dilutive. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $506 over the next three fiscal years. The total compensation cost related to the restricted stock currently vesting is $73 and for the non-vesting restricted stock is $720.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2013 and January 31, 2012, 329,906 and 233,411, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended January 31,
	2013	2012
Net income available to common stockholders	$2,583	$1,579
Basic weighted average shares	16,988	16,765
Effect of dilutive securities:
Stock options	52	91
Diluted weighted average shares	17,040	16,856
Basic income per share	$0.15	$0.09
Diluted income per share	$0.15	$0.09

Comprehensive Income
Comprehensive income for the three months ended January 31, 2013 and 2012 was $2,583 and $1,579, respectively. As the pension plan is remeasured on an annual basis during the fourth quarter, comprehensive income does not include any effect of tax adjustments to adjust the estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

Note 13—Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh Industries, Inc. (the "Company") is a leading supplier providing light weighting and noise, vibration and harshness (NVH) solutions to automotive, commercial vehicle and other industrial markets. Shiloh delivers these solutions through design engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum die casting and machined components. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking, welded blank, stamping and die casting operations and for sale to original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. The products that the Company produces supply many models of vehicles manufactured by nearly all vehicle manufacturers that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks, particularly production of traditional domestic manufacturers, such as General Motors, Chrysler and Ford. According to industry statistics (published by IHS Automotive), traditional domestic manufacturer production for the first three months of fiscal 2013 increased by 4.4%, the Asian OEM's (defined as Toyota, Honda, Renault/Nissan, Hyundai and Subaru) production for the first three months of fiscal 2013 increased by 7.9% and total North American car and light truck production for the first three months of fiscal 2013 increased by 6.8%, in each case compared with production for the first three months of fiscal 2012. In general, our financial results are more closely correlated to the production by the traditional domestic manufacturers given our higher sales content to them compared to the Asian OEM's.

Another significant factor affecting the Company’s revenues is the Company’s ability to successfully bid on and win the production and supply of parts for models that will be newly introduced to the market by the OEMs. These new model introductions typically go through a start of production phase with build levels that are higher than normal because the consumer supply network is filled to ensure adequate supply to the market, resulting in an increase in the Company’s revenues for related parts at the beginning of the cycle.

The Company operates in an extremely competitive industry, driven by global vehicle production volumes. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to demand periodic cost reductions that require the Company to assess, redefine and improve operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet challenges of the industry and to achieve its strategy for sustainable global profitable growth.

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At January 31, 2013, the Company’s facilities were operating at approximately 60.4%, capacity compared to 46.5% capacity at January 31, 2012. The Company defines capacity as 20 working hours per day and five days per week (i.e.; 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been flat over the most recent quarters based on open capacity with the steel producers with nominal increases in demand. Finally, the Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not. For the Company's aluminum die casting business, the cost of aluminum is handled in one of two ways. The primary method used by the Company is to secure quarterly aluminum purchase commitments based on customer releases and then passes the quarterly price changes to those customers utilizing published metal indexes. The second method is that prices are adjusted monthly and are based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

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

Company’s Response to Current Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2013 in North America according to industry forecasts (published by IHS Automotive), is currently predicted to increase to approximately 15,910,000 units, which reflects an improvement of 4.1% over fiscal year 2012’s vehicle production of approximately 15,280,000 units. The increased production volume predicted for fiscal year 2013 has surpassed the pre-crisis industry average production for the years 2005 to 2008 of 14,928,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand. However, the automotive industry remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending and could adversely impact consumer demand for vehicles.

The Company continues its approach of monitoring closely the customer release volumes as the overall outlook for the global economy is reflecting signs of improvement but remains susceptible amid concerns of continued high levels of unemployment and geopolitical unrest.

The Company continues to follow its previously implemented action plans to respond to changes in customer production volumes. These include:

•
Challenging customer releases. The Company’s production scheduling is based on releases that are received weekly for thirteen week periods. The releases drive manning levels and inventory purchases. The Company’s operations personnel review the releases frequently to ensure that the releases are not overly optimistic, a problem that seems to impact Tier I customers and not OEM manufacturing plants.

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

These activities are factored into forecasts for each plant for the balance of the fiscal year. The plant forecasts are consolidated to provide forecasts of operating results on a weekly and monthly basis, updated weekly to reflect the latest developments in terms of customer intelligence and new awards of business. This process is intended to address the cash needs of the Company considering capital asset and tooling needs related to new business as well as ongoing cash requirements for operations, payroll, pension contributions, debt repayment requirements, contingencies and other matters.

All of the above actions are intended to ensure that controllable variable spending is in line with the forecast of sales as indicated by the customer releases against open purchase orders. Actions are also initiated to monitor selling, general and administrative costs as well.

The Company also assesses the level of working capital risk with each customer by monitoring accounts receivable and payable levels to ensure that net balances are either equal or in favor of the Company. Additionally, the Company reviews compliance of the Company’s customers with terms and conditions of their purchase orders and gathers market intelligence on customers to assist the Company in assessing any risk in the collection process.

Impairment recoveries of $7 were recorded during the first three months of fiscal 2013 for cash received upon the sale of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

Impairment recoveries of $65 were recorded during the first three months of fiscal 2012 for cash received upon sales of assets from the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009.
The steps described above demonstrate the Company’s intent to stay focused on efficient cost management, to generate cash with a focus on working capital management and capital investment efficiency and to maintain liquidity and covenant compliance with the Second Amendment.

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

Revenue Recognition. The Company recognizes revenue both for sales from toll processing and sales of products made with Company-owned steel and aluminum when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues are recognized in the period when management believes that such amounts become probable, based on management’s estimates.

Allowance for Doubtful Accounts. The Company evaluates the collectability of accounts receivable based on several factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, a general allowance for doubtful accounts is estimated based on historical experience of write-offs and the current financial condition of customers. The financial condition of the Company’s customers is dependent on, among other things, the general economic environment, which may substantially change, thereby affecting the recoverability of amounts due to the Company from its customers.

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

Business Combinations. The Company includes the results of operations of the businesses that it acquires as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the tangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair values of these identifiable assets and liabilities is recorded as goodwill.

Impairment of Long-lived Assets Including Goodwill and Other Acquired Intangible Assets. The Company has historically performed an annual impairment analysis of long-lived assets, which only included property, plant and equipment since the Company has only recently acquired intangible assets and goodwill from the acquisitions described at Note 3. However, when significant events, that meet the definition of a “triggering event” in the context of assessing asset impairments occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook includes the consideration of known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by IHS Automotive), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of the Company's annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

Intangible assets with definitive lives are amortized over their estimated useful lives. The Company amortizes its acquired intangible assets with definitive lives on a straight-line basis over periods ranging from two to fifteen years. See Note 7 to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense. Amortization of trade names, non-compete agreements and customer relationships is included within selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. See Note 4 to the condensed consolidated financial statements for a discussion of the impairment recoveries recorded in fiscal years 2013 and 2012. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Group Insurance and Workers’ Compensation Accruals. The Company is primarily self-insured for group insurance and workers’ compensation claims and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company also is fully insured for workers' compensation at two of its locations. For the self insured plans, the Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At January 31, 2013 and 2012, the amount accrued for group insurance and workers’ compensation claims was $2,501 and $2,572, respectively. The insurance reserves established accruals are a result of improved safety statistics, changes in employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between one to four years.

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

The restricted stock was valued based upon the closing date of the grant of the stock. In addition, the Company has estimated a 0% forfeiture rate since the restricted stock was granted to the President and Chief Executive Officer.

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

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets at October 31, 2012 would increase or decrease pension assets by approximately $124.

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

Results of Operations
Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

REVENUES. Sales for the first quarter of fiscal 2013 were $145,383, an increase of $13,012 from last year’s first quarter sales of $132,371, or 9.8%. Of the increased sales, $6,741 were from the two acquisitions completed in the first quarter of 2013. During the first quarter of fiscal 2013, sales also increased as a result of increased production volumes of the North American car and light truck manufacturers, especially the traditional domestic manufacturers, the Company’s major customers. According to industry statistics, North American car and light truck production in the first quarter of fiscal 2013 increased 6.8% from production levels of the first quarter of fiscal 2012. For traditional domestic manufacturers, their production increase in the first quarter of fiscal 2013 was 4.4% compared to the prior year first quarter period. Sales were slightly impacted by a reduction in demand for the heavy truck industry that the Company also serves.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2013 was $11,761 compared to gross profit of $9,662 in the first quarter of fiscal 2012, an increase of $2,099. Gross profit as a percentage of sales was 8.1% in the first quarter of fiscal 2013 and 7.3% in the first quarter of fiscal 2012. Gross profit in the first quarter of fiscal 2013 was favorably impacted by approximately $1,820 from the increased sales volume. Gross profit margin was unfavorably affected by a change in sales mix to increased sales with steel ownership and increasing material costs net of revenue realized from the sales of engineered scrap during the first quarter of fiscal 2013 compared to the first quarter of 2012, resulting in a net material increase of approximately $290. In addition, manufacturing expenses were reduced by approximately $470 in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Personnel and personnel related expenses increased by approximately $1,250 as the Company’s workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies were reduced by approximately $370 in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Expenses for depreciation and utilities were reduced by approximately $1,350 in the first quarter of fiscal 2013 compared to the prior year first quarter. Gross profit was favorably impacted by approximately $100 from the two acquisitions that were completed in the first quarter of 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $7,637 in the first quarter of fiscal 2013 were $989 more than selling, general and administrative expenses of $6,648 in the same period of the prior year. As a percentage of sales, these expenses were 5.3% of sales in the first quarter of fiscal 2013 and 5.0% in the first quarter of fiscal 2012. The increase in selling, general and administrative expenses reflects higher personnel and personnel related expenses of approximately $140 as result of an increase in the Company's workforce and an increase of approximately $540 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by $310, consisting of $140 from personnel and personnel related expenses, $111 from the amortization of intangible assets acquired and approximately $60 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recoveries of $7 were recorded during the first three months of fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010. Impairment recoveries of $65 were recorded during the first three months of fiscal 2012 for cash received upon sales of assets from the Company's Liverpool Stamping facility, which was impaired in fiscal 2009.

OTHER. Interest expense for the first quarter of fiscal 2013 was $430, compared to interest expense of $285 during the first quarter of fiscal 2012. Interest expense increased from the prior year first quarter due to the borrowing of funds for the Pleasant Prairie acquisition, Anniston asset purchase and payment of a special dividend. Borrowed funds averaged $58,600 during the first quarter of fiscal 2013 and the weighted average interest rate was 1.91%. In the first quarter of fiscal 2012, borrowed funds averaged $27,172 and the weighted average interest rate was 2.79%.

Other expense, net was $23 for the first quarter of fiscal 2013 compared to other income of $47 in the first quarter of fiscal 2012. Other expense in fiscal 2013 is the result of currency transaction losses and other income in fiscal 2012 is the result of currency transaction gains, both realized by the Company's Mexican subsidiary.

The provision for income taxes in the first quarter of fiscal 2013 was an expense of $1,101 on income before taxes of $3,684 for an effective tax rate of 29.9%. The provision for income taxes in the first quarter of fiscal 2012 was an expense of $1,262 on income before taxes of $2,841 for an effective tax rate of 44.4%. The estimated effective tax rate for the first quarter of fiscal 2013 has decreased compared to the first quarter of fiscal 2012 primarily because our foreign operations were profitable, a change in tax law extending the research credit for two years and favorable prior period tax adjustments that occurred in the first quarter of fiscal 2013.

NET INCOME. The net income for the first quarter of fiscal 2013 was $2,583, or $0.15 per share, diluted. Net income for first the quarter of fiscal 2012 was $1,579, or $0.09 per share, diluted.

Liquidity and Capital Resources

On April 19, 2011, the Company entered into an amended and restated Credit and Security Agreement (the “Agreement”) with a syndicate of lenders led by The Privatebank and Trust Company, as co-lead arranger, sole book runner and administrative agent, and PNC Capital Markets, LLC, as co-lead arranger, and PNC Bank, National Association, as syndication agent. The Agreement amends and restates in its entirety the Company’s Credit Agreement, dated as of August 1, 2008.

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

On December 26, 2012, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Agreement.The Second Amendment extends the commitment period to December 25, 2017 and increases the Company's revolving line of credit to $120 million, which may be increased to up to $200 million subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

Borrowings under the Agreement, as amended, bear interest, at the Company's option, at LIBOR or the prime rate established from time to time by the administrative agent, in each case plus an applicable margin. The Second Amendment reduces the interest rate margin on LIBOR loans from 2.5% to 1.5% and maintains a 0% rate margin on base rate loans through March 31, 2013. Thereafter, the interest rate margin on LIBOR loans will be 1.5% to 2.5% and on base rate loans will be 0% to 1.0%, depending on the Company's leverage ratio.

The Second Amendment also amends the maximum leverage and fixed charge coverage ratios. The Second Amendment has increased the permitted leverage ratio from 2.25 to 2.85 and specifies that the leverage ratio shall not exceed 2.85 to 1.00 to the conclusion of the Agreement. Further, the Second Amendment reduces the fixed charge coverage ratio reducing it from 2.50 to 2.00 and specifies that the fixed charge coverage ratio shall not be less than 2.00 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of January 31, 2013.

After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $22,552 at January 31, 2013.

In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of January 31, 2013, $224 remained outstanding under this agreement and were classified as current debt in the Company’s condensed consolidated balance sheets.

Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Agreement	Other Debt	Total
2014	$—	$224	$224
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	95,700	—	95,700
Total	$95,700	$224	$95,924

At January 31, 2013, total debt was $95,924 and total equity was $106,159, resulting in a capitalization rate of 47.5% debt, 52.5% equity. Current assets were $134,464 and current liabilities were $76,122 resulting in positive working capital of $58,342.

For the three months ended January 31, 2013, operations generated $7,095 of cash flow compared to $6,868 in the first three months of 2012.

Changes in operating assets and liabilities since October 31, 2012 were a use of funds of $8,779. During the first three months of fiscal 2013, accounts receivable and inventory have increased by $2,270 and $2,905 and accounts payable has decreased $8,548.

Cash capital expenditures in the first three months of fiscal 2013 were $5,769. The Company had unpaid capital expenditures of approximately $955 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remainder of fiscal 2013 are approximately $18,000, subject to change based on business conditions.

The Company used cash of $63,139 ($62,684 net of cash acquired) during the three months ended January 31, 2013 for acquisitions discussed in Note 3 to the condensed consolidated financial statements. The Company utilized available funds from the Agreement to fund the acquisition activities.

On December 28, 2012, the Company paid aggregate dividends of $4,226 resulting from the special dividend of $0.25 per share that the Board of Directors approved and the Company announced on December 7, 2012.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The
Company anticipates that funds from operations will be adequate to meet the obligations under the Agreement through maturity of the Agreement in December 2017, as well as pension contributions totaling $5,151 during fiscal 2013 and capital expenditures for fiscal 2013.

Effect of Inflation, Deflation

Generally, inflation effects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Inflation has not had a material effect on the Company’s financial results.

In periods of decreasing prices, deflation occurs and may also effect the Company’s results of operations. With respect to steel purchases, the Company’s purchases of steel through customers’ resale steel programs protects recovery of the cost of steel through the selling price of the Company’s products. For non-resale steel purchases, the Company coordinates the cost of steel purchases with the related selling price of the product.

FORWARD-LOOKING STATEMENTS
Certain statements made by the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all of the risks, include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; the Company's ability to successfully integrate acquired businesses; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of January 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013.

During the first quarter ended January 31, 2013, the following occurred:

On December 28, 2012, the Company acquired the business and related assets of Albany-Chicago Company LLC and on December 13, 2012, the Company acquired the business and certain assets of Atlantic Tool & Die - Alabama, Inc., both of which operated under its own set of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company's own control environment. The Company expects to be substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2013.

There were no other changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.        Other Information

Item 6.	Exhibits

10.1
Second Amendment to the Credit and Security Agreement, dated as of December 26, 2012, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, the Huntington National Bank, as co-documentation agent, and RBS Citizens, as co-documentation agent is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 26, 2012 (Commission File No. 0-21964).

10.2	Membership Interest Purchase Agreement, dated December 28, 2012, among Shiloh Die Cast LLC and all the equity owners of Albany-Chicago Company LLC.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer
Date: March 1, 2013

EXHIBIT INDEX

10.1
Second Amendment to the Credit and Security Agreement, dated as of December 26, 2012, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, the Huntington National Bank, as co-documentation agent, and RBS Citizens, as co-documentation agent is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 26, 2012 (Commission File No. 0-21964).

10.2	Membership Interest Purchase Agreement, dated December 28, 2012, among Shiloh Die Cast LLC and all the equity owners of Albany-Chicago Company LLC.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.