Form 10-Q
period 2013-04-30
SHILOH INDUSTRIES INC
filed 2013-05-23
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of May 23, 2013 was 17,004,679.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	April 30, 2013	October 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$143	$174
Accounts receivable, net of allowance for doubtful accounts of $364 and $482 at April 30, 2013 and October 31, 2012, respectively	101,719	77,556
Related-party accounts receivable	3,581	536
Income tax receivable	—	1,201
Inventories, net	42,612	44,687
Deferred income taxes	2,205	2,153
Prepaid expenses	3,011	1,532
Total current assets	153,271	127,839
Property, plant and equipment, net	155,634	117,101
Goodwill	9,137	—
Intangible assets, net	11,104	—
Deferred income taxes	3,273	3,294
Other assets	1,067	868
Total assets	$333,486	$249,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$—	$447
Accounts payable	72,036	63,633
Other accrued expenses	25,717	21,395
Total current liabilities	97,753	85,475
Long-term debt	88,700	21,150
Long-term benefit liabilities	31,190	32,819
Other liabilities	2,217	2,255
Total liabilities	219,860	141,699
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,001,679 and 16,983,012 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	170	169
Paid-in capital	65,756	65,120
Retained earnings	79,011	73,425
Accumulated other comprehensive loss: Pension related liability, net	(31,311)	(31,311)
Total stockholders’ equity	113,626	107,403
Total liabilities and stockholders’ equity	$333,486	$249,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Revenues	$182,146	$162,831	$327,529	$295,202
Cost of sales	161,759	146,374	295,380	269,083
Gross profit	20,387	16,457	32,149	26,119
Selling, general and administrative expenses	8,879	7,209	16,516	13,857
Asset recovery	—	(558)	(7)	(623)
Operating income	11,508	9,806	15,640	12,885
Interest expense	564	525	994	811
Interest income	13	—	19	—
Other income (expense), net	(22)	(25)	(46)	22
Income before income taxes	10,935	9,256	14,619	12,096
Provision for income taxes	3,686	3,351	4,787	4,612
Net income	$7,249	$5,905	$9,832	$7,484
Earnings per share:
Basic earnings per share	$0.43	$0.35	$0.58	$0.45
Basic weighted average number of common shares	16,998	16,844	16,993	16,804
Diluted earnings per share	$0.43	$0.35	$0.58	$0.44
Diluted weighted average number of common shares	17,043	16,903	17,041	16,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Net income	$7,249	$5,905	$9,832	$7,484
Other comprehensive income, net of tax:
Defined benefit pension plans & other postretirement benefits	—	—	—	—
Comprehensive income, net	$7,249	$5,905	$9,832	$7,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,832	$7,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,392	9,802
Asset recovery	(7)	(623)
Amortization of deferred financing costs	150	163
Deferred income taxes	36	(11)
Stock-based compensation expense	374	413
Gain on sale of assets	—	(98)
Changes in operating assets and liabilities:
Accounts receivable	(18,029)	(18,412)
Inventories	5,945	(7,969)
Prepaids and other assets	479	648
Payables and other liabilities	920	9,642
Accrued income taxes	3,300	2,907
Net cash provided by operating activities	12,392	3,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,449)	(5,749)
Acquisitions, net of cash acquired	(63,066)	—
Proceeds from sale of assets	7	847
Net cash used for investing activities	(75,508)	(4,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(4,226)	(8,422)
Proceeds from long-term borrowings	81,750	17,900
Repayments of long-term borrowings	(14,200)	(8,700)
Payment of deferred financing costs	(349)	(40)
Proceeds from exercise of stock options	110	268
Net cash provided by financing activities	63,085	1,006
Net increase (decrease) in cash and cash equivalents	(31)	50
Cash and cash equivalents at beginning of period	174	20
Cash and cash equivalents at end of period	$143	$70
Supplemental Cash Flow Information:
Cash paid for interest	$789	$605
Cash paid for income taxes	$1,341	$1,616

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

Revenues and operating results for the six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $57,173, including $56,792 ($56,337 net of cash acquired) in cash on the date of acquisition and $381 of working capital adjustments settled on April 15, 2013. Of this amount, $3,000 in cash was placed into escrow, and will serve as security for any indemnification claims made by the Company under the Purchase Agreement.

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

Cash and cash equivalents	$455
Accounts receivable	9,179
Inventory	2,711
Prepaid assets and other	1,851
Property, plant and equipment	28,688
Intangible assets	11,524
Other non-current assets	67
Goodwill	9,137
Accounts payable and other	(6,439)
Net assets acquired	$57,173

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Pleasant Prairie. All of the goodwill was allocated to the Company's Pleasant Prairie subsidiary. The total amount of goodwill expected to be deductible for tax purposes is $20,711 and is estimated to be deductible over approximately 15 years.

Of the $11,524 of acquired intangible assets, $8,906 was assigned to customers that have a useful life of approximately 13 years and $1,877 was assigned to trade names with an estimated useful life of approximately 15 years, and $741 was assigned to non-competition agreements with an estimated useful life of approximately 2 years. The fair values assigned to identifiable intangible assets acquired has been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The amounts assigned to intangible assets were based on management's preliminary estimate of the fair value. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $11,524 and is estimated to be deductible over approximately 15 years.

The amounts of revenue and net income of Pleasant Prairie included in the Company's consolidated statements of income for the three months ended April 30, 2013 and from the acquisition date to the period ending April 30, 2013 are as follows:

Pleasant Prairie Results of Operations	For the three months ended April 30, 2013	From December 28, 2012 - April 30, 2013
Revenue	$17,181	$22,709
Net income	$367	$379

Atlantic Tool & Die - Alabama, Inc.

On December 13, 2012, the Company acquired certain assets of Atlantic Tool & Die - Alabama, Inc. (“Anniston”), a metal stamping, welding and value added assembly company. The Company acquired Anniston in order to expand the diversity of our customer base and the availability of desired assets. The results of operations for Anniston are included in the Company's condensed consolidated financial statements from the date of acquisition. The Company has performed a preliminary allocation of the purchase price and preliminarily assigned fair value of the identifiable assets acquired less liabilities assumed of $6,347, which allocation was materially equal to the fair value of the purchase price of the business. As a result, the Company recognized no goodwill or bargain gain associated with the acquisition during the first six months of fiscal 2013. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company's condensed consolidated balance sheets at their estimated fair values as of the date of the acquisition. The Company acquired typical working capital items of inventories and other assets, net of certain employee benefit liabilities assumed, of $1,214, and property, plant and equipment of $5,133.

Pro Forma Consolidated Results

The following supplemental pro forma information presents the financial results for the three months ended April 30, 2013 as if the acquisition of Pleasant Prairie had occurred on November 1, 2012, and for the three months ended April 30, 2012 as if the acquisition had occurred on November 1, 2011. In addition, the following supplemental pro forma information presents the financial results for the six months ended April 30, 2013 as if the acquisition of Pleasant Prairie had occurred on November 1, 2012, and for the six months ended April 30, 2012 as if the acquisition had occurred on November 1, 2011. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Pleasant Prairie. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of approximately $308 and $242 for the three month periods ended April 30, 2013 and April 30, 2012, respectively, and $582 and $484 for the six month periods ended April 30, 2013 and April 30, 2012, respectively. Pro forma information related to the Anniston acquisition is not included in the table below as its financial results were not considered to be significant to the Company's operating results for the periods presented.

Pro forma consolidated results	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except for per share data):	2013	2012	2013	2012
Revenue	$182,146	$183,066	$337,779	$334,460
Net income	$7,249	$6,609	$9,488	$8,242
Basic earnings per share	$0.43	$0.39	$0.56	$0.49
Diluted earnings per share	$0.43	$0.39	$0.56	$0.49

Note 4—Asset Impairment and Recoveries

Impairment recoveries of $7 were recorded during the first six months of fiscal 2013 for cash received upon the sale of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

Impairment recoveries of $623 were recorded during the first six months of fiscal 2012 for cash received upon sales of assets, including $489 from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010, and $129 from the Company's Liverpool Stamping facility, which was impaired in fiscal 2009, with the remaining $5 of recoveries coming from other assets impaired in prior periods.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended April 30, 2013 and October 31, 2012 of $3,581 and $536, respectively, due from MTD Products Inc and its affiliates. The increase in the related party receivable balance for the period ended April 30, 2013 is higher due to the seasonality of the business of MTD Products Inc and its affiliates with the majority of the Company's sales occurring during its second and third quarters.

Note 6—Inventories
Inventories consist of the following:

	April 30, 2013	October 31, 2012
Raw materials	$16,152	$17,705
Work-in-process	7,027	6,236
Finished goods	8,792	8,513
Total material	31,971	32,454
Tooling	10,641	12,233
Total inventory	$42,612	$44,687

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $793 and $566 at April 30, 2013 and October 31, 2012, respectively.

Customer reimbursed tooling inventories totaling $10,641 decreased $1,592 for tooling related to new program awards that go into production throughout the remainder of fiscal 2013 and into fiscal 2014.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2013	October 31, 2012
Land and improvements	$8,473	$8,408
Buildings and improvements	101,281	99,855
Machinery and equipment	375,394	341,568
Furniture and fixtures	12,383	11,372
Construction in progress	24,743	13,636
Total, at cost	522,274	474,839
Less: Accumulated depreciation	366,640	357,738
Property, plant and equipment, net	$155,634	$117,101

Note 8—Intangible Assets
Intangible assets acquired with the acquisitions described at Note 3 consist of the following:

April 30, 2013
	Useful Life	Cost	Accumulated Amortization	Net
Trade name	15 years	$1,877	$(42)	$1,835
Non-compete	2 years	741	(123)	618
Customer Relationships	13 years	8,906	(255)	8,651
		$11,524	$(420)	$11,104

Total amortization expense for the three and six months ending April 30, 2013 was $308 and $420, respectively. Amortization expense related to intangible assets for the following fiscal years ending is estimated to be as follows:

2013	$984
2014	1,181
2015	872
2016	810
2017	810
Thereafter	6,867
$11,524

Note 9—Financing Arrangements
Debt consists of the following:

	April 30, 2013	October 31, 2012
Credit Agreement —interest at 2.08% and 2.87% at April 30, 2013 and October 31, 2012, respectively	$88,700	$21,150
Insurance broker financing agreement	—	447
Total debt	88,700	21,597
Less: Current debt	—	447
Total long-term debt	$88,700	$21,150

The weighted average interest rate of all debt was 1.90% and 2.80% for the six months ended April 30, 2013 and April 30, 2012, respectively.
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
The Agreement had a five-year term and provided for an $80 million secured revolving line of credit, which could be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase. The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.
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
On January 31, 2012, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Agreement.

The First Amendment continued the Company's revolving line of credit up to $80 million through April 2016 with a modification to the calculation of the fixed charge coverage ratio to allow for payment of a special dividend declared on February 1, 2012 and other modifications to allow the Company to participate in certain customer-sponsored financing arrangements allowing for early, discounted payment of Company invoices.

On December 26, 2012, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Agreement. The Second Amendment extends the commitment period to December 25, 2017 and increases the Company's revolving line of credit to $120 million, which may be increased to up to $200 million subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

Borrowings under the Agreement, as amended, bear interest, at the Company's option, at the London Interbank Offered Rate ("LIBOR") or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin. The Second Amendment reduced the interest rate margin on LIBOR loans from 2.5% to 1.5% and maintained a 0% rate margin on base rate loans through March 31, 2013. Thereafter, the interest rate margin on LIBOR loans will be 1.5% to 2.5% and on base rate loans will be 0% to 1.0%, depending on the Company's leverage ratio.

The Second Amendment also amends the maximum leverage and fixed charge coverage ratios. The Second Amendment increased the permitted leverage ratio from 2.25 to 2.85 and specifies that the leverage ratio shall not exceed 2.85 to 1.00 to the conclusion of the Agreement. Further, the Second Amendment reduced the fixed charge coverage ratio from 2.50 to 2.00 and specifies that the fixed charge coverage ratio shall not be less than 2.00 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of April 30, 2013.
After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $29,552 at April 30, 2013.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of April 30, 2013, $0 remained outstanding under this agreement.
Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Agreement	Other Debt	Total
2014	$—	$—	$—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	88,700	—	88,700
Total	$88,700	$—	$88,700

Note 10—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2013 and 2012 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	815	921	8	11
Expected return on plan assets	(934)	(813)	—	—
Recognized net actuarial loss	348	260	12	14
Net periodic benefit cost	$229	$368	$20	$25

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	1,630	1,841	17	22
Expected return on plan assets	(1,867)	(1,625)	—	—
Recognized net actuarial loss	696	520	24	27
Net periodic benefit cost	$459	$736	$41	$49

The Company made contributions of $2,039 to the defined benefit pension plans during the six months ended April 30, 2013. The Company expects contributions to be $3,111 for the remainder of fiscal 2013.

Note 11—Equity Matters
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

2012
Risk-free interest	1.20%
Dividend yield	0.00%
Volatility factor—market	88.26%
Expected life of options—years	6.00

Activity in the Company’s stock option plan for the six months ended April 30, 2013 and 2012 was as follows:

	Fiscal 2013				Fiscal 2012
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	362,085	$9.99			520,185	$8.54
Options:
Granted	—	$0.00			56,500	$8.10
Exercised	(18,167)	$5.90			(87,239)	$3.01
Canceled	(75,149)	$12.47			(34,753)	$11.13
Outstanding at April 30	268,769	$9.57	6.53	$486	454,693	$9.28	6.98	$789
Options exercisable at April 30	207,771	$9.44	6.05	$432	219,394	$10.10	5.86	$374

At April 30, 2013 and 2012, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
In September 2012, 80,257 shares of restricted stock were granted to the newly appointed chief executive officer as part of his compensation package.

For the three and six months ended April 30, 2013, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $114 and $228, respectively. For the three and six months ending April 30, 2012, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $204 and $413, respectively. The impact on earnings per share was a reduction of $0.01 per share basic and diluted in the second quarter of both fiscal 2013 and 2012. For the six months ended April 30, 2013, the impact on earnings per share was a reduction of $0.01 per share basic and diluted and for the six months ended April 30, 2012, the impact on earnings per share was a reduction of $0.02 per share basic and diluted. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $393 over the next two fiscal years. For the three and six months ended April 30, 2013, the total compensation cost related to the restricted stock currently vested is $73 and $146, respectively. The total estimated compensation cost related to the non-vested restricted stock is $647 over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and six months ended April 30, 2013, 72,535 and 67,793, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended April 30, 2012, 161,677 and 182,948, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Net income available to common stockholders	$7,249	$5,905	$9,832	$7,484
Basic weighted average shares	16,998	16,844	16,993	16,804
Effect of dilutive securities:
Stock options	45	59	48	79
Diluted weighted average shares	17,043	16,903	17,041	16,883
Basic income per share	$0.43	$0.35	$0.58	$0.45
Diluted income per share	$0.43	$0.35	$0.58	$0.44

Comprehensive Income
Comprehensive income for the six months ended April 30, 2013 and 2012 was $9,832 and $7,484, respectively. As the pension plan is remeasured on an annual basis during the fourth quarter, comprehensive income does not include any effect of adjustments to estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

Note 12—Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade receivables and payables approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Note 13—Commitments and Contingencies
The Company is a party to certain lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

Note 14—Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

Shiloh Industries, Inc. (the "Company") provides lightweighting and noise and vibration solutions to automotive, commercial vehicle and other industrial markets through its imaginative thinking and advanced capabilities. Shiloh delivers these solutions through design engineering and manufacturing of high-pressure die castings, first operation precision blanks, engineered welded blanks, complex stampings, modular assemblies and its patented AcroStik™ acoustic laminate metal solution. In addition, Shiloh is a designer and engineer of precision tools and dies, welding and assembly equipment for use in its blanking, welded blank, stamping and die casting operations and for sale to original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs.

The products that the Company produces supply many models of vehicles manufactured by nearly all OEM's that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks of both the traditional domestic manufacturers, such as General Motors, Chrysler and Ford, the Asian OEM's (defined as Toyota, Honda, Renault/Nissan, Hyundai and Subaru) and BMW, Daimler, Tesla and Volkswagen. According to industry statistics (published by IHS Automotive), production volumes for the three months and six months ended April 30 were as follows:

	Three Months Ended April 30,
	2013	2012	Increase	% Increase
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	2,227	2,197	30	1.4%
Asian OEM's	1,550	1,473	77	5.2%
Other OEM's	352	332	20	6.0%
Total	4,129	4,002	127	3.2%

	Six Months Ended April 30,
	2013	2012	Increase	% Increase
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	4,219	4,105	114	2.8%
Asian OEM's	2,909	2,725	184	6.8%
Other OEM's	652	582	70	12.0%
Total	7,780	7,412	368	5.0%

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At April 30, 2013, the Company’s facilities were operating at approximately 62.5% capacity, compared to 56.6% capacity at April 30, 2012. The Company defines capacity as 20 working hours per day and five days per week (i.e.; 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ resale steel programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been flat over the most recent quarters based on open capacity with the steel producers with nominal increases in demand. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Toll processing operations result in lower revenues but higher gross margins than operations where the Company takes ownership of the steel. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

For the Company's aluminum die casting business, the cost of aluminum is handled in one of two ways. The primary method used by the Company is to secure quarterly aluminum purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method is that prices are adjusted monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

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

Recent Trends and General Economic Conditions Affecting the Automotive Industry

The production of cars and light trucks for fiscal year 2013 in North America according to industry forecasts (published by IHS Automotive in May 2013), is currently predicted to increase to approximately 16,080,000 units, which reflects an improvement of 5.3% over fiscal year 2012’s vehicle production of approximately 15,280,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand. However, the automotive industry remains susceptible to the impacts that consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability have on consumer spending and could adversely impact consumer demand for vehicles.

The Company continues its approach of monitoring closely the customer release volumes as the overall outlook for the global economy is reflecting signs of improvement, but remains susceptible amid concerns of continued high levels of unemployment and geopolitical unrest.

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

Impairment of Long-lived Assets Including Goodwill and Other Acquired Intangible Assets. The Company has historically performed an annual impairment analysis of long-lived assets, which only included property, plant and equipment since the Company has only recently acquired intangible assets and goodwill from the acquisitions described at Note 3. However, when significant events, that meet the definition of a “triggering event” in the context of assessing asset impairments occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook includes the consideration of known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by IHS Automotive), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of the Company's annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows.

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

Group Insurance and Workers’ Compensation Accruals. The Company is primarily self-insured for group insurance and workers’ compensation claims and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company is fully insured for workers' compensation at two of its locations. For the self insured plans, the Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At April 30, 2013 and 2012, the amount accrued for group insurance and workers’ compensation claims was $2,743 and $2,605, respectively. The insurance reserves established accruals are a result of improved safety statistics, changes in employment levels, reduced number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

Results of Operations
Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012

REVENUES. Sales for the second quarter of fiscal 2013 were $182,146, an increase of $19,315 from last year’s second quarter sales of $162,831, or 11.9%. Of the increased sales, approximately $2,490 came from an increase in the production volumes of the North American car and light truck manufacturers. According to industry statistics, North American car and light truck production in the second quarter of fiscal 2013 increased 3.2% from production levels in the second quarter of fiscal 2012 volume. The volume increases were offset by approximately $2,810 reduction in sales of engineered scrap from reduced scrap prices and from a reduction in sales for the heavy truck industry that the Company also serves. Sales from the two strategic acquisitions completed in the first quarter of 2013 increased sales by approximately $19,630 for the second quarter of fiscal 2013.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2013 was $20,387 compared to gross profit of $16,457 in the second quarter of fiscal 2012, an increase of $3,930. Gross profit as a percentage of sales was 11.2% in the second quarter of fiscal 2013 and 10.1% in the second quarter of fiscal 2012. Gross profit in the second quarter of fiscal 2013 was favorably impacted by approximately $570 from the increased sales volume. Gross profit margin was affected by a favorable change in sales mix net against an unfavorable impact realized from the sales of engineered scrap during the second quarter of fiscal 2013 compared to the second quarter of 2012, resulting in a net material increase of approximately $730. In addition, manufacturing expenses were reduced by approximately $1,970 in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Personnel and personnel related expenses increased by approximately $250 as the Company’s workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies were reduced by approximately $680 in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Expenses for depreciation and utilities were reduced by approximately $1,540 in the second quarter of fiscal 2013 compared to the prior year second quarter. Gross profit was favorably impacted by approximately $2,120 from the two acquisitions that were completed in the first quarter of 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $8,879 in the second quarter of fiscal 2013 were $1,670 more than expenses of $7,209 in the same period of the prior year. As a percentage of sales, these expenses were 4.9% of sales in the second quarter of fiscal 2013 and 4.4% in the second quarter of fiscal 2012. The increase reflects our investment in additional personnel and personnel related expenses of approximately $430, an increase of approximately $560 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $680, consisting of $230 from personnel and personnel related expenses, $310 from the amortization of intangible assets acquired and approximately $140 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recovery of $558 was recorded during the second quarter of fiscal 2012 for cash received upon sales of assets, including $424 from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010, and $129 from the Company's Liverpool Stamping facility, which was impaired in fiscal 2009, with the remaining $5 of recoveries coming from other assets impaired in prior periods.

OTHER. Interest expense for the second quarter of fiscal 2013 was $564, compared to interest expense of $525 during the second quarter of fiscal 2012. Even though average borrowings were higher due to the borrowing of funds for the Pleasant Prairie acquisition, Anniston asset purchase and payment of a special dividend, interest expense remained similar as a result of the 100 basis points reduction in our borrowing rate, which was achieved in the Second Amendment. Borrowed funds averaged $92,200 during the second quarter of fiscal 2013 and the weighted average interest rate was 1.88%. In the second quarter of fiscal 2012, borrowed funds averaged $31,588 and the weighted average interest rate was 2.82%.

Other expense, net was $22 for the second quarter of fiscal 2013 compared to other expense of $25 in the second quarter of fiscal 2012, both the result of currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes in the second quarter of fiscal 2013 was an expense of $3,686 on income before taxes of $10,935 for an effective tax rate of 33.7%. The provision for income taxes in the second quarter of fiscal 2012 was an expense of $3,351 on income before taxes of $9,256 for an effective tax rate of 36.2%. The estimated effective tax rate for the second quarter of fiscal 2013 has decreased compared to the second quarter of fiscal 2012 primarily from a reduction in state and local taxes and a change in tax law extending the research credit for two years.

NET INCOME. The net income for the second quarter of fiscal 2013, improved 22.8% compared to the second quarter of 2012 and was $7,249, or $0.43 per share, diluted. Net income for second the quarter of fiscal 2012 was $5,905, or $0.35 per share, diluted.

Results of Operations
Six Months Ended April 30, 2013 Compared to Six Months Ended April 30, 2012

REVENUES. Sales for the first six months of fiscal 2013 were $327,529, an increase of $32,327 from last year’s first six months sales of $295,202, or 11.0%. Of the increased sales, approximately $10,290 came from an increase in the production volumes of the North American car and light truck manufacturers. According to industry statistics, North American car and light truck production for the first six months of fiscal 2013 increased by 5.0% from production levels for the first six months of fiscal 2012. The volume increases were partially offset by an approximately $4,340 reduction in sales of engineered scrap from reduced scrap prices and from a reduction in sales for the heavy truck industry that the Company also serves. Sales from the two strategic acquisitions completed in the first quarter of 2013 increased sales by approximately $26,370 for the first six months of fiscal 2013.

GROSS PROFIT. Gross profit for the first six months of fiscal 2013 was $32,149 compared to gross profit of $26,119 in the first six months of fiscal 2012, an increase of $6,030. Gross profit as a percentage of sales was 9.8% in the first six months of fiscal 2013 and 8.8% in the first six months of fiscal 2012. Gross profit in the first six months of fiscal 2013 was favorably impacted by approximately $2,380 from the increased sales volume. Gross profit margin was affected by a favorable change in sales mix net against an unfavorable impact realized from the sales of engineered scrap during the first six months of fiscal 2013 compared to the first six months of 2012, resulting in a net material increase of approximately $1,000. In addition, manufacturing expenses were reduced by approximately $2,430 in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Personnel and personnel related expenses increased by approximately $1,500 as the Company’s workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies were reduced by approximately $1,050 in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Expenses for depreciation and utilities were reduced by approximately $2,880 in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Gross profit was favorably impacted by approximately $2,220 from the two acquisitions that were completed in the first quarter of 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $16,516 in the first six months of fiscal 2013 were $2,659 more than expenses of $13,857 in the first six months of fiscal 2012. As a percentage of sales, these expenses were 5.0% of sales in the first six months of fiscal 2013 and 4.7% of sales in the first six months of fiscal 2012. The increase reflects our investment in additional personnel and personnel related expenses of approximately $570, an increase of approximately $1,100 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $990, consisting of $370 from personnel and personnel related expenses, $420 from the amortization of intangible assets acquired and approximately $200 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recoveries of $7 were recorded during the first six months of fiscal 2013 for cash received upon the sale of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.     Impairment recoveries of $623 were recorded during the first six months of fiscal 2012 for cash received upon sales of assets, including $489 from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010, and $129 from the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009, with the remaining $5 of recoveries coming from other assets impaired in prior periods.

OTHER. Interest expense for the first six months of fiscal 2013 was $994, compared to interest expense of $811 during the first six months of fiscal 2012. Even though average borrowings were higher due to the borrowing of funds for the Pleasant Prairie acquisition, Anniston asset purchase and payment of a special dividend, interest expense increased only $183 as a result of the 100 basis points reduction in our borrowing rate, which was achieved in the Second Amendment. Borrowed funds averaged $68,633 during the first six months of fiscal 2013 and the weighted average interest rate was 1.90%. In the first six months of fiscal 2012, borrowed funds averaged $29,748 while the weighted average interest rate was 2.80%.

Other expense, net was $46 for the first six months of fiscal 2013 compared to other income, net of $22 in the first six months of fiscal 2012. Other expense, net in the first six months of fiscal 2013 was the result of currency transaction gains realized by the Company's Mexican subsidiary. Other income, net in the first six months of fiscal 2012 also was the result of currency transaction gains.

The provision for income taxes for the first six months of fiscal 2013 was an expense of $4,787 on income before taxes of $14,619 for an effective tax rate of 32.7%. The provision for income taxes for the first six months of fiscal 2012 was an expense of $4,612 on income before taxes of $12,096 for an effective tax rate of 38.1%. The estimated effective tax rate for the first six months of fiscal 2013 has decreased compared to the first six months of fiscal 2012 primarily because our foreign operations were profitable and favorable prior period tax adjustments occurred in the first six months of fiscal 2013.

NET INCOME. Net income for the first six months of fiscal 2013 improved 31.4% compared to the first six months of 2012 and was $9,832, or $0.58 per share, diluted. Net income for the first six months of fiscal 2012 was $7,484 or $0.44 per share, diluted.

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

The Agreement had a five-year term and provided for an $80 million secured revolving line of credit which could be increased up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase. The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.

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
On January 31, 2012, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Agreement.

The First Amendment continued the Company's revolving line of credit up to $80 million through April 2016 with a modification to the calculation of the fixed charge coverage ratio to allow for payment of a special dividend declared on February 1, 2012 and other modifications to allow the Company to participate in certain customer-sponsored financing arrangements allowing for early, discounted payment of Company invoices.

On December 26, 2012, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Agreement. The Second Amendment extends the commitment period to December 25, 2017 and increases the Company's revolving line of credit to $120 million, which may be increased to up to $200 million subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

Borrowings under the Agreement, as amended, bear interest, at the Company's option, at LIBOR or the prime rate established from time to time by the administrative agent, in each case plus an applicable margin. The Second Amendment reduced the interest rate margin on LIBOR loans from 2.5% to 1.5% and maintained a 0% rate margin on base rate loans through March 31, 2013. Thereafter, the interest rate margin on LIBOR loans will be 1.5% to 2.5% and on base rate loans will be 0% to 1.0%, depending on the Company's leverage ratio.

The Second Amendment also amends the maximum leverage and fixed charge coverage ratios. The Second Amendment increased the permitted leverage ratio from 2.25 to 2.85 and specifies that the leverage ratio shall not exceed 2.85 to 1.00 to the conclusion of the Agreement. Further, the Second Amendment reduced the fixed charge coverage ratio reducing it from 2.50 to 2.00 and specifies that the fixed charge coverage ratio shall not be less than 2.00 to 1.00 to the conclusion of the Agreement. The Company was in compliance with the financial covenants as of April 30, 2013.

After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $29,552 at April 30, 2013.

In July 2012, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.53% and requires monthly payments of $75 through April 2013. As of April 30, 2013, $0 remained outstanding under this agreement.

Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended April 30,	Agreement	Other Debt	Total
2014	$—	$—	$—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	88,700	—	88,700
Total	$88,700	$—	$88,700

At April 30, 2013, total debt was $88,700 and total equity was $113,626, resulting in a capitalization rate of 43.8% debt, 56.2% equity. Current assets were $153,271 and current liabilities were $97,753 resulting in positive working capital of $55,518.

For the six months ended April 30, 2013, operations generated $19,777 of cash flow compared to $17,130 in the first six months of 2012.

Changes in operating assets and liabilities since October 31, 2012 were a use of funds of $7,385. During the first six months of fiscal 2013, accounts receivable and related party receivables have increased by $27,208, inventory decreased by $2,075 and accounts payable increased by $8,403.

Cash capital expenditures in the first six months of fiscal 2013 were $12,449. The Company had unpaid capital expenditures of approximately $1,237, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the fiscal 2013 are approximately $22,000, subject to change based on business conditions.

The Company used cash of $63,520 ($63,066 net of cash acquired) during the first six months of fiscal 2013 for acquisitions discussed in Note 3 to the condensed consolidated financial statements. The Company utilized available funds from the Agreement to fund the acquisition activities.

On December 28, 2012, the Company paid aggregate dividends of $4,226, resulting from the special dividend of $0.25 per share that the Board of Directors approved and the Company announced on December 7, 2012.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The
Company anticipates that funds from operations will be adequate to meet the obligations under the Agreement through maturity of the Agreement in December 2017, as well as pension contributions totaling $5,152 during fiscal 2013 and capital expenditures for fiscal 2013.

Effect of Inflation, Deflation

Generally, inflation affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Inflation has not had a material effect on the Company’s financial results.

In periods of decreasing prices, deflation occurs and may also affect the Company’s results of operations. With respect to steel purchases, the Company’s purchases of steel through customers’ resale steel programs protects recovery of the cost of steel through the selling price of the Company’s products. For non-resale steel purchases, the Company coordinates the cost of steel purchases with the related selling price of the product. For the Company's aluminum die casting business, the Company coordinates the cost of aluminum purchases with the related selling price of the product.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of April 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013.

During the first quarter ended January 31, 2013, the following occurred:

On December 28, 2012, the Company acquired the business and related assets of Albany-Chicago Company LLC and on December 13, 2012, the Company acquired the business and certain assets of Atlantic Tool & Die - Alabama, Inc., both of which operated under their own set of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company's own control environment. The Company expects to be substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2013.

There were no other changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.        Other Information

None

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
Date: May 23, 2013

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.