Form 10-Q
period 2013-07-31
SHILOH INDUSTRIES INC
filed 2013-08-30
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of August 30, 2013 was 17,011,846.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 31, 2013	October 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$638	$174
Accounts receivable, net of allowance for doubtful accounts of $328 and $482 at July 31, 2013 and October 31, 2012, respectively	86,942	77,556
Related-party accounts receivable	542	536
Income tax receivable	171	1,201
Inventories, net	41,724	44,687
Deferred income taxes	1,803	2,153
Prepaid expenses	3,095	1,532
Total current assets	134,915	127,839
Property, plant and equipment, net	157,719	117,101
Goodwill	8,354	—
Intangible assets, net	10,836	—
Deferred income taxes	3,239	3,294
Other assets	6,764	868
Total assets	$321,827	$249,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$860	$447
Accounts payable	64,344	63,633
Other accrued expenses	22,541	21,395
Total current liabilities	87,745	85,475
Long-term debt	83,000	21,150
Long-term benefit liabilities	29,719	32,819
Other liabilities	2,214	2,255
Total liabilities	202,678	141,699
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,011,846 and 16,983,012 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	170	169
Paid-in capital	65,997	65,120
Retained earnings	84,293	73,425
Accumulated other comprehensive loss: Pension related liability, net	(31,311)	(31,311)
Total stockholders’ equity	119,149	107,403
Total liabilities and stockholders’ equity	$321,827	$249,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Revenues	$166,059	$142,021	$493,588	$437,223
Cost of sales	148,598	129,861	443,978	398,945
Gross profit	17,461	12,160	49,610	38,278
Selling, general and administrative expenses	9,384	6,892	25,901	20,749
Asset impairment (recovery)	(110)	1,365	(117)	742
Restructuring charges (recovery)	—	(30)	—	(30)
Operating income	8,187	3,933	23,826	16,817
Interest expense	671	371	1,665	1,182
Interest income	8	—	27	—
Other income (expense), net	(29)	4	(74)	26
Income before income taxes	7,495	3,566	22,114	15,661
Provision for income taxes	2,213	1,150	6,999	5,762
Net income	$5,282	$2,416	$15,115	$9,899
Earnings per share:
Basic earnings per share	$0.31	$0.14	$0.89	$0.59
Basic weighted average number of common shares	17,007	16,856	16,998	16,821
Diluted earnings per share	$0.31	$0.14	$0.89	$0.59
Diluted weighted average number of common shares	17,051	16,927	17,045	16,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Net income	$5,282	$2,416	$15,115	$9,899
Other comprehensive income, net of tax:
Defined benefit pension plans & other postretirement benefits	—	—	—	—
Comprehensive income, net	$5,282	$2,416	$15,115	$9,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,115	$9,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,363	14,545
Asset impairment (recovery)	(117)	742
Recovery of restructuring charge	—	(30)
Amortization of deferred financing costs	225	244
Deferred income taxes	472	295
Stock-based compensation expense	561	616
Gain on sale of assets	(3)	(98)
Changes in operating assets and liabilities:
Accounts receivable	(212)	5,250
Inventories	6,833	(10,681)
Prepaids and other assets	239	(190)
Payables and other liabilities	(9,114)	(4,828)
Accrued income taxes	1,028	934
Net cash provided by operating activities	29,390	16,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,584)	(10,849)
Acquisitions, net of cash acquired	(67,723)	—
Proceeds from sale of assets	119	1,426
Net cash used for investing activities	(86,188)	(9,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(4,226)	(8,422)
Proceeds from long-term borrowings	81,750	18,900
Repayments of long-term borrowings	(19,900)	(17,900)
Payment of deferred financing costs	(526)	(90)
Proceeds from exercise of stock options	164	340
Net cash provided by (used for) financing activities	57,262	(7,172)
Net increase in cash and cash equivalents	464	103
Cash and cash equivalents at beginning of period	174	20
Cash and cash equivalents at end of period	$638	$123
Supplemental Cash Flow Information:
Cash paid for interest	$1,455	$916
Cash paid for income taxes	$5,449	$4,399

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

Revenues and operating results for the nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—New Accounting Standards
The new accounting standard, "Comprehensive Income", became effective for fiscal years beginning after December 15, 2011, which for the Company was the first quarter ended January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. The Company has adopted this new guidance and it does not have a material impact on the condensed consolidated financial statements.
In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities". This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company has adopted this new guidance and it did not have a material impact on the condensed consolidated financial statements or its related disclosures.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. Effective February 1, 2013, the Company adopted ASU No. 2013-02. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition.

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

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $56,390, including $56,792 ($56,337 net of cash acquired) in cash on the date of acquisition, $381 of working capital adjustments paid during the second quarter to the seller, a reduction in purchase price of $850 as a result of a settlement agreement on asset valuation for tax purposes during the third quarter and a working capital adjustment of $67 paid to the seller during the third quarter. Of this amount, $3,000 in cash was placed into escrow, and will serve as security for any indemnification claims made by the Company under the Purchase Agreement.

The acquisition of Pleasant Prairie has been accounted for using the acquisition method in accordance with the FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$455
Accounts receivable	9,179
Inventory	2,711
Prepaid assets and other	1,851
Property, plant and equipment	28,688
Intangible assets	11,524
Other non-current assets	67
Goodwill	8,354
Accounts payable and other	(6,439)
Net assets acquired	$56,390

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

Of the $11,524 of acquired intangible assets, $8,906 was assigned to customers that have a useful life of approximately 13 years, $1,877 was assigned to trade names with an estimated useful life of approximately 15 years, and $741 was assigned to non-competition agreements with an estimated useful life of approximately 2 years. The fair values assigned to identifiable intangible assets acquired has been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The amounts assigned to intangible assets were based on management's preliminary estimate of the fair value. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $11,524 and is estimated to be deductible over approximately 15 years.

The amounts of revenue and net income of Pleasant Prairie included in the Company's consolidated statements of income for the three months ended July 31, 2013 and from the acquisition date to the period ending July 31, 2013 are as follows:

Pleasant Prairie Results of Operations	For the three months ended July 31, 2013	From December 28, 2012 - July 31, 2013
Revenue	$16,817	$39,526
Net income	$910	$1,266

Atlantic Tool & Die - Alabama, Inc.

On December 13, 2012, the Company acquired certain assets of Atlantic Tool & Die - Alabama, Inc. (“Anniston”), a metal stamping, welding and value added assembly company. The Company acquired Anniston in order to expand the diversity of our customer base and the availability of desired assets. The results of operations for Anniston are included in the Company's condensed consolidated financial statements from the date of acquisition. The Company has performed a preliminary allocation of the purchase price and preliminarily assigned a fair value of the identifiable assets acquired less liabilities assumed of $6,347, which allocation was materially equal to the fair value of the purchase price of the business. As a result, the Company recognized no goodwill or bargain gain associated with the acquisition during the first nine months of fiscal 2013. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company's condensed consolidated balance sheets at their estimated fair values as of the date of the acquisition. The Company acquired typical working capital items of inventories and other assets, net of certain employee benefit liabilities assumed, of $1,214, and property, plant and equipment of $5,133.

Contech Castings, LLC

On June 11, 2013, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “ Contech Agreement”), with Contech Castings, LLC (“Contech”) and its subsidiary Contech Casting Real Estate Holdings, LLC (“Contech Real Estate” and together with Contech, “Contech Sellers”). Contech is engaged in the business of die casting and machining motor vehicle parts and further producing engineered high pressure aluminum die cast and machined parts for the motor vehicle industry, and Contech Real Estate owns the real property used by Contech in its business.

Under the terms of the Agreement, the subsidiary had agreed to acquire the assets of the business located at the purchased facilities (the “Contech Assets”) from the Contech Sellers for $54,400 in cash, subject to adjustment based upon changes in working capital, plus the assumption of certain specified liabilities. The subsidiary had deposited 10% of the purchase price into escrow, which will, subject to a working capital escrow, be credited to the purchase price on the completion of the acquisition of the Contech Assets. The escrow deposit of $5,440 is included as a component of other assets in the condensed consolidated balance sheet. See Note 14 - Subsequent Events.

Pro Forma Consolidated Results

The following supplemental pro forma information presents the financial results for the three months ended July 31, 2013 as if the acquisition of Pleasant Prairie had occurred on November 1, 2012, and for the three months ended July 31, 2012 as if the acquisition had occurred on November 1, 2011. In addition, the following supplemental pro forma information presents the financial results for the nine months ended July 31, 2013 as if the acquisition of Pleasant Prairie had occurred on November 1, 2012, and for the nine months ended July 31, 2012 as if the acquisition had occurred on November 1, 2011. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of Pleasant Prairie. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of approximately $269 and $242 for the three month periods ended July 31, 2013 and July 31, 2012, respectively, and $850 and $727 for the nine month periods ended July 31, 2013 and July 31, 2012, respectively. Pro forma information related to the Anniston acquisition is not included in the table below as its financial results were not considered to be significant to the Company's operating results for the periods presented.

Pro forma consolidated results	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except for per share data):	2013	2012	2013	2012
Revenue	$166,059	$158,407	$503,838	$492,866
Net income	$5,282	$2,211	$14,766	$10,481
Basic earnings per share	$0.31	$0.13	$0.87	$0.62
Diluted earnings per share	$0.31	$0.13	$0.87	$0.62

Note 4—Asset Impairment and Recoveries

Impairment recoveries of $117 were recorded during the first nine months of fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. Impairment recovery of $1,202 was recorded during the first nine months of fiscal 2012. The recoveries recorded in the first nine months of fiscal 2012 were for cash received upon sales of assets from the Company's Mansfield Blanking facility of $689, which was impaired in fiscal 2010, and the Company's Liverpool Stamping facility of $508, which was impaired in fiscal 2009, with the remaining $5 of recoveries coming from other assets impaired in prior periods. In addition, during the third quarter of fiscal 2012, the Company reduced a restructuring charge by $30 as a result of certain employees not meeting the requirements for obtaining severance payments associated with the restructuring charge of $352 that the Company recorded in the third quarter of fiscal 2011, relating to a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended July 31, 2013 and October 31, 2012 of $542 and $536, respectively, due from MTD Products Inc and its affiliates.

Note 6—Inventories
Inventories consist of the following:

	July 31, 2013	October 31, 2012
Raw materials	$14,441	$17,705
Work-in-process	6,719	6,236
Finished goods	10,467	8,513
Total material	31,627	32,454
Tooling	10,097	12,233
Total inventory	$41,724	$44,687

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $1,204 and $566 at July 31, 2013 and October 31, 2012, respectively.

Customer reimbursed tooling inventories totaling $10,097 decreased $2,136 from October 31, 2012, for tooling related to new program awards that go into production throughout the remainder of fiscal 2013 and into fiscal 2014.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2013	October 31, 2012
Land and improvements	$8,473	$8,408
Buildings and improvements	101,365	99,855
Machinery and equipment	376,703	341,568
Furniture and fixtures	11,603	11,372
Construction in progress	29,696	13,636
Total, at cost	527,840	474,839
Less: Accumulated depreciation	370,121	357,738
Property, plant and equipment, net	$157,719	$117,101

Note 8—Intangible Assets
Intangible assets acquired with the acquisitions described at Note 3 consist of the following:

July 31, 2013
	Useful Life	Cost	Accumulated Amortization	Net
Trade name	15 years	$1,877	$(73)	$1,804
Non-compete	2 years	741	(216)	525
Customer Relationships	13 years	8,906	(399)	8,507
		$11,524	$(688)	$10,836
Total amortization expense for the three and nine months ending July 31, 2013 was $268 and $688, respectively. Amortization expense related to intangible assets for the following fiscal years ending is estimated to be as follows:

2013	$984
2014	1,181
2015	872
2016	810
2017	810
Thereafter	6,867
$11,524

Note 9—Financing Arrangements
Debt consists of the following:

	July 31, 2013	October 31, 2012
Credit Agreement —interest at 2.23% and 2.87% at July 31, 2013 and October 31, 2012, respectively	$83,000	$21,150
Insurance broker financing agreement	860	447
Total debt	83,860	21,597
Less: Current debt	860	447
Total long-term debt	$83,000	$21,150

The weighted average interest rate of all debt was 2.03% and 2.81% for the nine months ended July 31, 2013 and July 31, 2012, respectively.
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
The Agreement had a five-year term and provided for an $80 million secured revolving line of credit, which could be increased to up to $120 million subject to the Company’s pro forma compliance with financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase. The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.
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

On June 4, 2013, the Company entered into a Third Amendment Agreement (the "Third Amendment") to the Agreement. The Third Amendment increases the Company's revolving line of credit to $175 million, which may be increased to up to $255 million subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase. The Company was in compliance with the financial covenants as of July 31, 2013.

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
After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $90,252 at July 31, 2013.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% requiring an initial down payment of $186 due with the first monthly payment of $68. The monthly payments extend through April 2014. As of July 31, 2013, $860 remained outstanding under this agreement.
Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Agreement	Other Debt	Total
2014	$—	$860	$860
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	83,000	—	83,000
Total	$83,000	$860	$83,860

Note 10—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2013 and 2012 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012
Interest cost	$815	$921	$8	$11
Expected return on plan assets	(934)	(813)	—	—
Recognized net actuarial loss	348	260	12	14
Settlement Charge	500	—	—	—
Net periodic benefit cost	$729	368	$20	$25

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Interest cost	$2,445	$2,762	$25	$33
Expected return on plan assets	(2,801)	(2,438)	—	—
Recognized net actuarial loss	1,044	780	36	41
Settlement Charge	500	—	—	—
Net periodic benefit cost	$1,188	$1,104	$61	$74

As part of a strategy to remove pension liability risk and reduce premium payments to the Pension Benefit Guaranty Corporation, the Company has elected to allow lump sum distributions from the defined benefit pension plans, of which approximately 200 former employees elected and received distributions during the first nine months of fiscal year 2013, removing approximately $2,200 in liability from the plan. The FASB requires a special accounting charge for settling pension obligations in this manner. During the third quarter of of fiscal 2013, the Company has incurred $500 in expense as an estimate for this settlement charge. The Company intends to record an additional estimated $600 in expense related to this settlement charge during the fourth quarter of fiscal 2013, subject to change based on additional lump sum payments and the discount rate in effect at October 31, 2013.

The Company made contributions of $4,194 to the defined benefit pension plans during the nine months ended July 31, 2013. The Company expects contributions to be $952 for the remainder of fiscal 2013.

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

2012
Risk-free interest	1.20%
Dividend yield	0.00%
Volatility factor—market	88.26%
Expected life of options—years	6.00

Activity in the Company’s stock option plan for the nine months ended July 31, 2013 and 2012 was as follows:

	Fiscal 2013				Fiscal 2012
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1	362,085	$9.99			520,185	$8.54
Options:
Granted	—	$0.00			56,500	$8.10
Exercised	(28,334)	$5.69			(99,075)	$3.19
Canceled	(78,149)	$12.45			(49,587)	$10.98
Outstanding at July 31	255,602	$9.71	6.27	$863	428,023	$9.36	6.71	$1,010
Options exercisable at July 31	198,937	$9.62	5.77	$694	199,168	$10.40	5.51	$408

At July 31, 2013 and 2012, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
In September 2012, 80,257 shares of restricted stock were granted to the newly appointed chief executive officer as part of his compensation package.

For the three and nine months ended July 31, 2013, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $114 and $342, respectively. For the three and nine months ending July 31, 2012, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $203 and $616, respectively. The impact on earnings per share was a reduction of $0.01 per share basic and diluted in the third quarter of both fiscal 2013 and 2012. The impact on earnings per share was a reduction of $0.02 for the nine months ended July 31, 2013 and July 31, 2012. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $279 over the next two fiscal years. For the three and nine months ended July 31, 2013, the total compensation cost related to the restricted stock currently vested is $73 and $219, respectively. The total estimated compensation cost related to the non-vested restricted stock is $574 over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine months ended July 31, 2013, 51,123 and 58,260, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended July 31, 2012, 100,904 and 145,536, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Net income available to common stockholders	$5,282	$2,416	$15,115	$9,899
Basic weighted average shares	17,007	16,856	16,998	16,821
Effect of dilutive securities:
Stock options	44	71	47	82
Diluted weighted average shares	17,051	16,927	17,045	16,903
Basic income per share	$0.31	$0.14	$0.89	$0.59
Diluted income per share	$0.31	$0.14	$0.89	$0.59

Comprehensive Income
Comprehensive income for the nine months ended July 31, 2013 and 2012 was $15,115 and $9,899, respectively. As the pension plan is remeasured on an annual basis during the fourth quarter, comprehensive income does not include any effect of adjustments to estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

Note 14—Subsequent Events

On August 2, 2013, a wholly-owned subsidiary of the Company acquired the Contech Assets pursuant to the Contech Agreement.

Under the terms of the Contech Agreement, the subsidiary acquired the assets of the business located at the purchased facilities from the Sellers for $54,400 ($41,952 net of working capital adjustments, certain assumed liabilities and amounts of capital expenditures).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The Company provides lightweighting and noise, vibration and harshness (NVH) solutions to automotive, commercial vehicle and other industrial markets through its imaginative thinking and advanced capabilities. Shiloh delivers these solutions through the design, engineering and manufacturing of first operation precision blanks, engineered welded blanks, complex stampings, modular assemblies, highly engineered aluminum die casting and machined components and its patented ShilohCore™ acoustic laminate metal solution. In addition, Shiloh is a designer and engineer of precision tools and dies, welding and assembly equipment for use in its blanking, welded blank, stamping and die casting operations and for sale to original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs.

The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks of both the traditional domestic manufacturers, such as General Motors, Chrysler and Ford, the Asian OEMs (defined as Toyota, Honda, Renault/Nissan, Hyundai and Subaru) and BMW, Daimler, Tesla and Volkswagen. According to industry statistics (published by IHS Automotive), production volumes for the three months and nine months ended July 31 were as follows:

	Three Months Ended July 31,
	2013	2012	Increase	% Increase
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	2,102	2,054	48	2.3%
Asian OEM's	1,468	1,382	86	6.2%
Other OEM's	322	314	8	2.5%
Total	3,892	3,750	142	3.8%

	Nine Months Ended July 31,
	2013	2012	Increase	% Increase
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	6,323	6,159	164	2.7%
Asian OEM's	4,390	4,107	283	6.9%
Other OEM's	973	896	77	8.6%
Total	11,686	11,162	524	4.7%

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At July 31, 2013, the Company’s facilities were operating at approximately 61.0% capacity, compared to 56.0% capacity at July 31, 2012. The Company defines capacity as 20 working hours per day and five days per week (i.e.; 3-shift operation).

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

For the Company's aluminum die casting business, the cost of aluminum is handled in one of two ways. The primary method used by the Company is to secure quarterly aluminum purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method used by the Company is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

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

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American automotive industry, which tends to be driven by macro-economic factors that impact consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers, and perceptions about global economic stability. The automotive industry remains susceptible to these factors that effect consumer spending habits and could adversely impact consumer demand for vehicles.

The production of cars and light trucks for fiscal year 2013 in North America according to industry forecasts (published by IHS Automotive in August 2013) is currently predicted to increase to approximately 16,150,000 units, which reflects an improvement of 5.7% over fiscal year 2012’s vehicle production of approximately 15,280,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America.

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

The property, plant and equipment included in the analysis for each plant represents factory facilities devoted to the Company’s manufacturing processes and the related equipment within each plant needed to perform and support those processes. The property, plant and equipment of each plant form each plant’s asset group and typically certain key assets in the group form the primary processes at that plant that generate revenue and cash flow for that facility. Certain key assets have a life of ten to twelve years and the remainder of the assets in the asset group are shorter-lived assets that support the key processes. When the analysis indicates that estimated future undiscounted cash flows of a plant are less than the net carrying value of the long-lived assets of such plant, to the extent that the assets cannot be redeployed to another plant to generate positive cash flow, the Company will record an impairment charge, reducing the net carrying value of the fixed assets (exclusive of land and buildings, the fair value of which would be assessed through appraisals) to zero. Alternative courses of action to recover the carrying amount of the long-lived asset group are typically not considered due to the limited-use nature of the equipment and the full utilization of their useful life. The depreciable lives of the Company’s fixed assets are generally consistent between years unless the assets are devoted to the manufacture of a customized automotive part and the equipment has limited reapplication opportunities. If the production of a part concludes earlier than expected, the asset life is shortened to fully amortize its remaining value over the shortened production period.

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

Group Insurance and Workers’ Compensation Accruals. The Company is primarily self-insured for group insurance and workers’ compensation claims and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company is fully insured for workers' compensation at oneof its locations. For the self insured plans, the Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At July 31, 2013 and 2012, the amount accrued for group insurance and workers’ compensation claims was $2,692 and $2,501, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Contributions to and pension expense for the Company’s defined benefit plans could increase or decrease in future years.

Results of Operations
Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012

REVENUES. Sales for the third quarter of fiscal 2013 were $166,059, an increase of $24,038 from last year’s third quarter sales of $142,021, or 16.9%. Of the increased sales, approximately $6,920 came from an increase in the production volumes of the North American car and light truck manufacturers. According to industry statistics, North American car and light truck production in the third quarter of fiscal 2013 increased 3.8% from production levels in the third quarter of fiscal 2012 volume. Sales of engineered scrap from improved scrap prices resulted in increased sales of approximately $120. Sales by the two strategic acquisitions completed in the first quarter of 2013 increased sales by approximately $17,000 for the third quarter of fiscal 2013.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2013 was $17,461 compared to gross profit of $12,160 in the third quarter of fiscal 2012, an increase of $5,301. Gross profit as a percentage of sales was 10.5% in the third quarter of fiscal 2013 and 8.6% in the third quarter of fiscal 2012. Gross profit in the third quarter of fiscal 2013 was favorably impacted by approximately $1,630 from the increased sales volume. A favorable change in sales mix along with a favorable impact realized from the sales of engineered scrap during the third quarter of fiscal 2013 compared to the third quarter of 2012 resulted in a gross margin increase of approximately $1,850. Manufacturing expenses increased approximately $750 in line with the increase in revenues for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Personnel and personnel related expenses increased by approximately $2,060 as the Company’s workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Included in the personnel related expenses was a $500 increase in pension expense for an estimated settlement charge for lump sum pension distribution to approximately 200 former employees during the current fiscal year as a strategy to remove future pension liability risk and reduce premium payments to the Pension Benefit Guaranty Corporation. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $40 in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Expenses for depreciation and other fixed costs were reduced by approximately $1,350 in the third quarter of fiscal 2013 compared to the prior year third quarter. Gross profit was favorably impacted by approximately $2,570 by the two businesses acquired in the first quarter of 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $9,384 in the third quarter of fiscal 2013 were $2,492 more than expenses of $6,892 in the same period of the prior year. As a percentage of sales, these expenses were 5.7% of sales in the third quarter of fiscal 2013 and 4.9% in the third quarter of fiscal 2012. The increase reflects our investment in additional personnel and personnel related expenses of approximately $910, an increase of approximately $960 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $620, consisting of $200 from personnel and personnel related expenses, $270 from the amortization of intangible assets acquired and approximately $150 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recoveries of $110 were recorded during the third quarter of fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. Impairment recovery of $579 was recorded during the third quarter of fiscal 2012. The recoveries recorded in the third quarter of fiscal 2012 were for cash received upon sales of assets from the Company's Mansfield Blanking facility of $200, which was impaired in fiscal 2010, and from the Company's Liverpool Stamping facility of $379, which was impaired in fiscal 2009. In addition, during the third quarter of fiscal 2012, the Company reduced a restructuring charge by $30 as a result of certain employees not meeting the requirements for obtaining severance payments associated with the restructuring charge of $352 that the Company recorded in the third quarter of fiscal 2011, relating to a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

OTHER. Interest expense for the third quarter of fiscal 2013 was $671, compared to interest expense of $371 during the third quarter of fiscal 2012. The increase in interest expense was the result of higher average borrowings due to the borrowing of funds for the Pleasant Prairie acquisition, Anniston asset purchase, Contech acquisition escrow deposit and payment of a special dividend, partially offset by a 100 basis point reduction in our borrowing rate, which was achieved in the Second Amendment. Borrowed funds averaged $86,280 during the third quarter of fiscal 2013 and the weighted average interest rate was 2.26%. In the third quarter of fiscal 2012, borrowed funds averaged $31,135 and the weighted average interest rate was 2.81%.

Other expense, net was $29 for the third quarter of fiscal 2013 compared to other income, net of $4 in the third quarter of fiscal 2012. Other expense in fiscal 2013 is the result of currency transaction losses and other income in fiscal 2012 is the result of currency transaction gains both realized by the Company's Mexican subsidiary.

The provision for income taxes in the third quarter of fiscal 2013 was an expense of $2,213 on income before taxes of $7,495 for an effective tax rate of 29.5%. The provision for income taxes in the third quarter of fiscal 2012 was an expense of $1,150 on income before taxes of $3,566 for an effective tax rate of 32.2%. The estimated effective tax rate for the third quarter of fiscal 2013 has decreased compared to the third quarter of fiscal 2012 primarily from favorable prior period tax adjustments.

NET INCOME. The net income for the third quarter of fiscal 2013, improved 118.6% compared to the second quarter of 2012 and was $5,282, or $0.31 per share, diluted. Net income for third the quarter of fiscal 2012 was $2,416, or $0.14 per share, diluted.

Results of Operations
Nine Months Ended July 31, 2013 Compared to Nine Months Ended July 31, 2012

REVENUES. Sales for the first nine months of fiscal 2013 were $493,588, an increase of $56,365 from last year’s first nine months sales of $437,223, or 12.9%. Of the increased sales, approximately $17,210 came from an increase in the production volumes of the North American car and light truck manufacturers. According to industry statistics, North American car and light truck production for the first nine months of fiscal 2013 increased by 4.7% from production levels for the first nine months of fiscal 2012. The volume increases were partially offset by an approximately $4,220 reduction in sales of engineered scrap from reduced scrap prices and from a reduction in sales for the heavy truck industry that the Company also serves. Sales by the two strategic acquisitions completed in the first quarter of 2013 increased sales by approximately $43,370 for the first nine months of fiscal 2013.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2013 was $49,610 compared to gross profit of $38,278 in the first nine months of fiscal 2012, an increase of $11,332. Gross profit as a percentage of sales was 10.1% in the first nine months of fiscal 2013 and 8.8% in the first nine months of fiscal 2012. Gross profit in the first nine months of fiscal 2013 was favorably impacted by approximately $4,000 from the increased sales volume. Gross profit margin was affected by a favorable change in sales mix net against an unfavorable impact realized from the sales of engineered scrap during the first nine months of fiscal 2013 compared to the first nine months of 2012, resulting in a net gross margin increase of approximately $850. Manufacturing expenses were reduced by approximately $1,690 in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Personnel and personnel related expenses increased in line with the increased revenues by approximately $3,560 as the Company’s workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Included in the personnel related expenses was a $500 increase in pension expense for an estimated settlement charge for lump sum pension distribution to approximately 200 former employees during the current fiscal year as a strategy to remove future pension liability risk and reduce premium payments to the Pension Benefit Guaranty Corporation. Expenses for repairs and maintenance and manufacturing supplies were reduced by approximately $1,010 in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Expenses for depreciation and utilities were reduced by approximately $4,240 in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Gross profit was favorably impacted by approximately $4,790 from the two businesses acquired in the first quarter of 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $25,901 in the first nine months of fiscal 2013 were $5,152 more than expenses of $20,749 in the first nine months of fiscal 2012. As a percentage of sales, these expenses were 5.2% of sales in the first nine months of fiscal 2013 and 4.7% of sales in the first nine months of fiscal 2012. The increase reflects our investment in additional personnel and personnel related expenses of approximately $1,480, an increase of approximately $2,060 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $1,610, consisting of $570 from personnel and personnel related expenses, $690 from the amortization of intangible assets acquired and approximately $350 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment recoveries of $117 were recorded during the first nine months of fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value of $1,400 based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and they have limited use and limited value in the used equipment market. Impairment recovery of $1,202 was recorded during the first nine months of fiscal 2012. The recoveries recorded in the first nine months of fiscal 2012 were for cash received upon sales of assets from the Company's Mansfield Blanking facility of $689, which was impaired in fiscal 2010, and the Company's Liverpool Stamping facility of $508, which was impaired in fiscal 2009, with the remaining $5 of recoveries coming from other assets impaired in prior periods. In addition, during the third quarter of fiscal 2012, the Company reduced a restructuring charge by $30 as a result of certain employees not meeting the requirements for obtaining severance payments associated with the restructuring charge of $352 that the Company recorded in the third quarter of fiscal 2011, relating to a negotiated settlement with approximately 90 employees for severance and health insurance related to the previously announced planned closure of the Company's plant in Mansfield, Ohio.

OTHER. Interest expense for the first nine months of fiscal 2013 was $1,665, compared to interest expense of $1,182 during the first nine months of fiscal 2012. The increase in interest expense was the result of higher average borrowings due to the borrowing of funds for the Pleasant Prairie acquisition, Anniston asset purchase, Contech acquisition escrow deposit and payment of a special dividend, partially offset by a 100 basis point reduction in our borrowing rate, which was achieved in the Second Amendment. Borrowed funds averaged $72,440 during the first nine months of fiscal 2013 and the weighted average interest rate was 2.03%. In the first nine months of fiscal 2012, borrowed funds averaged $29,153 while the weighted average interest rate was 2.81%.

Other expense, net was $74 for the first nine months of fiscal 2013 compared to other income, net of $26 in the first nine months of fiscal 2012. Other expense, net in the first nine months of fiscal 2013 was the result of currency transaction losses realized by the Company's Mexican subsidiary. Other income, net in the first nine months of fiscal 2012 was the result of currency transaction gains.

The provision for income taxes for the first nine months of fiscal 2013 was an expense of $6,999 on income before taxes of $22,114 for an effective tax rate of 31.6%. The provision for income taxes for the first nine months of fiscal 2012 was an expense of $5,762 on income before taxes of $15,661 for an effective tax rate of 36.8%. The estimated effective tax rate for the first nine months of fiscal 2013 has decreased compared to the first nine months of fiscal 2012 primarily because our foreign operations were profitable and favorable prior period tax adjustments occurred in the first nine months of fiscal 2013.

NET INCOME. Net income for the first nine months of fiscal 2013 improved 52.7% compared to the first nine months of 2012 and was $15,115, or $0.89 per share, diluted. Net income for the first nine months of fiscal 2012 was $9,899 or $0.59 per share, diluted.

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

On June 4, 2013, the Company entered into a Third Amendment Agreement (the "Third Amendment") to the Agreement. The Third Amendment increases the Company's revolving line of credit to $175 million, which may be increased to up to $255 million subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase. The Company was in compliance with the financial covenants as of July 31, 2013.

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

After considering letters of credit of $1,748 that the Company has issued, available funds under the Agreement were $90,252 at July 31, 2013.

In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% requiring an initial down payment of $186 due with the first monthly payment of $68. The monthly payments extend through April 2014. As of July 31, 2013, $860 remained outstanding under this agreement.

Scheduled repayments under the terms of the Agreement plus repayments of other debt for the next five years are listed below:

Twelve Months ended July 31,	Agreement	Other Debt	Total
2014	$—	$860	$860
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	83,000	—	83,000
Total	$83,000	$860	$83,860

At July 31, 2013, total debt was $83,860 and total equity was $119,149, resulting in a capitalization rate of 41.3% debt, 58.7% equity. Current assets were $134,915 and current liabilities were $87,745 resulting in positive working capital of $47,170.

For the nine months ended July 31, 2013, operations generated $30,616 of cash flow compared to $26,213 in the first nine months of 2012.

Changes in operating assets and liabilities since October 31, 2012 were a use of funds of $1,226. During the first nine months of fiscal 2013, accounts receivable and related party receivables have increased by $9,392, inventory decreased by $2,963 and accounts payable increased by $711.

Cash capital expenditures in the first nine months of fiscal 2013 were $18,584. The Company had unpaid capital expenditures of approximately $1,889, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for fiscal 2013 are approximately $25,000, subject to change based on business conditions.

The Company used cash of $68,178 ($67,723 net of cash acquired) during the first nine months of fiscal 2013 for acquisitions discussed in Note 3 to the condensed consolidated financial statements. The Company utilized available funds from the Agreement to fund the acquisition activities.

On December 28, 2012, the Company paid aggregate dividends of $4,226, resulting from the special dividend of $0.25 per share that the Board of Directors approved and the Company announced on December 7, 2012.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Agreement through maturity of the Agreement in December 2017, as well as pension contributions totaling $5,146 during fiscal 2013 and capital expenditures for fiscal 2013.

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

FORWARD-LOOKING STATEMENTS
Certain statements made by the Company in this Quarterly Report on Form 10-Q regarding earnings or general belief in the Company’s expectations of future operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements are statements that relate to the Company’s operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook, or other non-historical matters, or that relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company’s expectations of future operating results. The forward-looking statements are made on the basis of management’s assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all, of the risks include the ability of the Company to accomplish its strategic objectives with respect to implementing its sustainable business model; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company’s ability to realize cost savings expected to offset price concessions; the Company's ability to successfully integrate acquired businesses; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company’s facilities and that of the Company’s customers; the Company’s dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company’s customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, the Company’s primary raw material, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Agreement; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company’s other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management’s analysis only as of the date of the filing of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of July 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013.

During the first quarter ended January 31, 2013, the following occurred:

On December 28, 2012, the Company acquired the business and related assets of Albany-Chicago Company LLC and on December 13, 2012, the Company acquired the business and certain assets of Atlantic Tool & Die - Alabama, Inc., both of which operated under their own set of systems and internal controls. The business and related assets of the Atlantic Tool & Die - Alabama acquisition have been integrated into the Jefferson Blanking facility and incorporated into its existing control environment. The Company is maintaining the existing internal control environment of the Albany-Chicago Company LLC and has begun to incorporate the acquired processes into the Company's own control environment. The Company expects to be substantially complete with the incorporation of the acquired operations of Albany-Chicago Company LLC as they relate to systems and internal controls, into its control environment during fiscal 2013.

There were no other changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: August 30, 2013

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.