Form 10-K
period 2013-10-31
SHILOH INDUSTRIES INC
filed 2013-12-23
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013	Commission file no. 0-21964
Shiloh Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $9.85 per share as reported by the Nasdaq Global Market, was approximately $60,073.948. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of December 20, 2013 was 17,043,950.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I— FINANCIAL INFORMATION

SHILOH INDUSTRIES, INC.
PART I

Item 1.	Business.
General
Shiloh Industries, Inc. is a Delaware corporation organized in 1993. Unless otherwise indicated, all references to the “Company” or “Shiloh” refer to Shiloh Industries, Inc. and its consolidated subsidiaries. The Company's principal executive offices are located at 880 Steel Drive, Valley City, Ohio 44280 and its telephone number is (330) 558-2600. The Company's website is located at http://www.shiloh.com. On its website, you can obtain a copy of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission. A copy of these filings is available to all interested parties upon email request to investor@shiloh.com. The Company does not incorporate its website into this Form 10-K, and information on the website is not and should not be considered part of this document.
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
Shiloh is a leading supplier, providing light weighting and noise, vibration and harshness (NVH) solutions to automotive, commercial vehicle and other industrial markets. Shiloh delivers these solutions through design engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies, and highly engineered aluminum die casting and machining components and its patented ShilohCore™ acoustic laminate metal solution serving the body-in-white, emission, powertrain, structural and seating needs of OEM and Tier 1 customers. In addition, Shiloh is a designer and engineer of precision tools and dies and welding and assembly equipment for use in its blanking, welded blank and stamping operations and for sale to original equipment manufacturers (“OEMs”), Tier I automotive suppliers and other industrial customers. The Company's blanks, which are engineered two dimensional shapes cut from flat-rolled steel, are principally sold to automotive and truck OEMs and are used for exterior and structural components, such as fenders, hoods and doors. These blanks include first operation exposed and unexposed blanks and more advanced engineered welded blanks. Engineered welded blanks generally consist of two or more sheets of steel of the same or different material grade, thickness or coating that are welded together utilizing both mash seam resistance and laser welding.
The Company's complex stampings and modular assemblies include components used in the structural and powertrain systems of a vehicle. Structural systems include body-in-white applications and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans and transmission pans. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company's highly engineered aluminum die casting and machined components include thin casting technology as well as thick-walled squeeze casting processing to offer innovative aluminum lightweighting solutions to vehicle systems. As the auto industry moves to address the Corporate Average Fuel Economy "CAFE" requirements, these technologies are central to vehicle mpg targets and mass reduction.
The Company has fourteen wholly owned subsidiaries at locations in Georgia, Indiana, Kentucky, Michigan, Ohio, Tennessee, Wisconsin and Mexico.
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

In December 2012, the Company, through a wholly-owned subsidiary, entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement, among the subsidiary and all of the equity owners of Albany-Chicago Company LLC ("Pleasant Prairie"), a producer of aluminum die cast and machined parts for the motor vehicle industry.

In December 2012, the Company, through a wholly-owned subsidiary, acquired certain assets of Atlantic Tool & Die - Alabama, Inc. ("Anniston"), a metal stamping, welding and value added assembly company.

In August 2013, the Company, through a wholly-owned subsidiary, acquired certain assets pursuant to its Asset Purchase Agreement with Contech Castings, LLC ("Contech") and its subsidiary Contech Casting Real Estate Holdings, LLC ("Contech Real Estate"). Contech is engaged in the business of die casting and machining motor vehicle parts and further producing engineered high pressure aluminum die cast and machined parts for the motor vehicle industry.
Products and Manufacturing Processes
Revenues derived from the Company's products were as follows:

	Years Ended October 31,
	2013	2012
	(dollars in thousands)
Engineered welded blanks	$280,209	$287,604
Complex stampings and modular assemblies	215,869	157,531
Blanking	80,412	92,387
Highly engineered aluminum die casting and machining	71,677	—
Steel processing, tools, dies, scrap and other	52,019	48,552
Total	$700,186	$586,074

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
The Company produces complex machined aluminum castings for the automotive and commercial vehicle sector using the high pressure or squeeze cast technology. Both of these processes are performed in injection molding type machines that support body structural members, transmission components, drivetrain housings, steering, axle carriers, and engine castings. These casting are engineered to produce safety critical properties for vehicles by using special alloys, proprietary manufacturing techniques, heat treatment and close tolerance machining. These are becoming a critical factor in the ongoing lightweighting of vehicles.
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
Customers
The Company produces blanked and stamped parts, highly engineered aluminum and machines components, and processed flat-rolled steel for a variety of industrial customers. The Company supplies steel blanks, stampings and modular assemblies and castings primarily to North American automotive manufacturers and stampings to Tier I automotive suppliers. The Company also supplies castings, blanks and stampings to manufacturers in the lawn and garden and heavy duty truck and trailer industries. Finally, the Company processes flat-rolled steel for a number of primary steel producers.
The Company's largest customer is General Motors Company (“General Motors”). The Company has been working with General Motors for more than 25 years supplying blanks, engineered welded blanks and highly engineered aluminum casting and machined parts. The Company also does business with Chrysler Group LLC (“Chrysler”), and supplies Chrysler with engineered welded blanks, blanks, and deep draw stampings. In addition, the Company also supplies complex stampings and modular assemblies to Nissan USA ("Nissan") and select Tier 1 customers including Faurecia and Magna affiliated companies.
In fiscal 2013, General Motors and Chrysler accounted for approximately 20.9% and 15.6%, respectively of the Company's revenues. No other individual customer accounted for more than 10% of the Company's revenues in fiscal 2013. At October 31, 2013 and 2012, General Motors accounted for 20.0% and 23.4% of the Company's accounts receivable, respectively and Chrysler accounted for 18.2% and 23.2% of the Company's accounts receivable, respectively.
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

Operations and Engineering
The Company operates twelve manufacturing facilities in the United States and one manufacturing facility in Mexico, along with technical centers in Canton, Michigan and Valley City, Ohio that coordinate advanced product and process development and applications with its customers and its manufacturing facilities. The Company's manufacturing facilities and technical centers are strategically located close to its customers' engineering organizations and fabricating-assembly plants. Each facility of the Company is focused on meeting the business strategy of the Company by optimizing its performance in quality, cost and delivery.
Raw Materials
The basic materials required for the Company's operations are hot-rolled, cold-rolled, coated steel and aluminum ingot. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers' steel buying programs. Under these programs, the Company purchases steel at the steel price that its customers negotiated with the steel suppliers. These suppliers include AK Steel, AreclorMittal, Severstal and U.S. Steel. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the steel processing products and services is provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.
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

Competition
Competition for sales of steel blanks and engineered welded blanks is intense, coming from numerous companies, including independent domestic and international suppliers, and from internal divisions of OEMs, as well as independent domestic and international Tier I and Tier II suppliers, some of which have blanking facilities. Competitors for engineered welded blanks include TWB Company, LLC, ArcelorMittal Tailored Blanks Americas, Delaco, and Worthington Specialty Processing. Competition for sales of automotive stamping and assemblies is also intense. Primary competitors in North America for the engineered stamping and assembly business are L&W Inc., Flex-n-Gate, Midway Products Group, Narmco Group and Van-Rob. The methods of competition with these companies in blanks, engineered welded blanks and automotive stampings and assemblies are product quality, price, delivery, location and engineering capabilities. Shiloh is the only supplier of engineered welded blanks that is not affiliated with a steel company.

Competition for casting and machining is also brisk with major manufacturers like Nemak, Cosma Promatek (a Magna Company), Auma Bocar, Gibbs Die Casting, Pace Industries, and Madison Kipp Die Casting competing for a growing number of automotive projects. Shiloh is positioned very well as a leader in the Structural Casting and close-tolerance machining market much in demand for the upcoming lightweight vehicle designs.

Employees
As of November 30, 2013, the Company had approximately 1,824 employees. A total of approximately 40 employees at one of the Company's subsidiaries are covered by a collective bargaining agreement that is due to expire in November 2017.
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
ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System (“EMS”) necessary for an organization to effectively manage its effect on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions. All of the Company's facilities are ISO 14001 certified. The Company has completed the certification process at each of its thirteen manufacturing facilities for the latest and highest international quality standard for the automotive industry, ISO/TS 16949:2002. The Company believes this certification is a market requirement for doing business in the automotive industry.
Segment and Geographic Information (Dollars in thousands)
The Company conducts its business and reports its information as one operating segment-Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker because he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of first operation precision blanks, engineered welded blanks, complex stampings, modular assemblies, highly engineered aluminum die casting and machined components and its patented ShilohCore™ acoustic laminate metal solution predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of steel and the processing of the steel for use in the automotive industry.

Revenues from the Company's foreign subsidiary in Mexico were $42,418 and $36,647 for fiscal years 2013 and 2012, respectively. These revenues represent 6.1% of total revenues for fiscal 2013 and 6.3% of total revenues for fiscal year 2012. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company's foreign subsidiary totaled $16,403 and $14,302 at October 31, 2013 and 2012, respectively. The consolidated long-lived assets of the Company totaled $225,174 and $121,263 at October 31, 2013 and 2012, respectively.

Item 2.	Properties.
The Company owns its principal executive offices, which are located at 880 Steel Drive, Valley City, Ohio 44280.
The Company's operations includes sixteen owned facilities and two leased facilities, which includes manufacturing, research and development, and offices located in Alabama, Georgia, Indiana, Kentucky, Michigan, Ohio, Tennessee, and Wisconsin and Mexico.
We believe that substantially all of our facilities are well maintained and in good operating condition. They are considered adequate for present needs and are expected to remain adequate for the near future.

Item 3.	Legal Proceedings.
The Company is involved in various lawsuits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is traded on the Nasdaq Global Market under the symbol “SHLO.” On December 20, 2013, the closing price for the Company's Common Stock was $23.27 per share.
The Company's Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 2013 and 2012.

	2013		2012
Quarter	High	Low	High	Low
1st	$11.48	$9.80	$8.85	$7.11
2nd	$11.00	$9.25	$10.77	$7.84
3rd	$13.28	$9.59	$11.50	$8.93
4th	$16.42	$11.08	$11.50	$9.04
As of the close of business on December 20, 2013, there were 103 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 1,900. The Company did not repurchase any of the Company's equity securities during fiscal 2013.
Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in North America. As a result, the Company’s revenues are heavily dependent upon the North American production of automobiles and light trucks of both the traditional domestic manufacturers, such as General Motors, Chrysler and Ford, the Asian OEMs (defined as Toyota, Honda, Renault/Nissan, Hyundai and Subaru) and BMW, Daimler, Tesla and Volkswagen. According to industry statistics (published by IHS Automotive), production volumes for the years ended October 31, 2013 and October 31, 2012 were as follows:

	Year Ended October 31,
	2013	2012	Increase	% Increase
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	8,780	8,405	375	4.5%
Asian OEM's	6,018	5,603	415	7.4%
Other OEM's	1,288	1,270	18	1.4%
Total	16,086	15,278	808	5.3%

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

Plant utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. At October 31, 2013, the Company’s facilities were operating at approximately 57.2% capacity, compared to 56.0% capacity at October 31, 2012. The Company defines full capacity as 20 working hours per day and five days per week (i.e., 3-shift operation). Utilization of capacity is dependent upon the releases against customer purchase orders that are used to establish production schedules and manpower and equipment requirements for each month and quarterly period of the fiscal year.

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

Engineered scrap metal is a planned by-product of the Company’s processing operations and part of our quoted cost to each customer. Net proceeds from the disposition of scrap metal contribute to gross margin by offsetting the increases in the cost of metal and the attendant costs of quality and availability. Changes in the price of metal impact the Company’s results of operations because raw material costs are by far the largest component of cost of sales in processing directly owned metal. The Company actively manages its exposure to changes in the price of metal, and, in most instances, passes along the rising price of metal to its customers.

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

The production of cars and light trucks for fiscal year 2014 in North America according to industry forecasts (published by IHS Automotive in November 2013) is currently predicted to increase to approximately 16,850,000 units, which reflects an improvement of 4.8% over fiscal year 2013’s vehicle production of approximately 16,086,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America.

The Company continues its approach of monitoring closely the customer release volumes as the overall economic environment in North America reflects improvement and there is evidence that the U.S. economy and its recovery is strengthening. However, concerns over the U.S. government fiscal policy issues could impact levels of unemployment and consumer confidence that could adversely impact consumer demand for vehicles.

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

Revenue Recognition. The Company recognizes revenue both for sales from toll processing and sales of products made with Company owned metal when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues are recognized in the period when management believes that such amounts become probable, based on management’s estimates.

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

Impairment of Long-lived Assets. The Company has historically performed an annual impairment analysis of long-lived assets. However, when significant events, which meet the definition of a “triggering event” in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by IHS Automotive), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on the current facts, the Company recorded an impairment charge related to long-lived assets of $483 in the fourth quarter of fiscal 2013 and $1,944 in the third quarter of fiscal 2012. See Note 3 to the consolidated financial statements for a discussion of the impairment charges recorded in fiscal 2013 and fiscal 2012. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Intangible Assets. Intangible assets with definitive lives are amortized over their estimated useful lives. The Company amortizes its acquired intangible assets with definitive lives on a straight-line basis over periods ranging from 3 months to fifteen years. See Note 9 to the consolidated financial statements for a description of the current intangible assets and their estimated amortization expense. Amortization of trade names, trademarks, developed technologies, customer relationships and non-compete agreements is included within selling, general, and administrative expenses in the accompanying Consolidated Statements of Income.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $6,768 as of October 31, 2013, or 2% of our total assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the liklihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, we will perform quantitative impairment testing at the reporting unit level.

To quantitatively test goodwill for impairment, we estimate the fair value of a reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margins assumptions included in the plans are based in the current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

Group Insurance and Workers’ Compensation Accruals. The Company is primarily self-insured for group insurance and workers’ compensation claims and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company is fully insured for workers' compensation at one of its locations. For the self insured plans, the Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At October 31, 2013 and 2012, the amount accrued for group insurance and workers’ compensation claims was $3,625 and $2,597, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2013, the resulting discount rate from the use of the Principal Curve was 4.50%, an increase of 0.75% from a year earlier that resulted in a decrease of the benefit obligation of approximately $4,470. A change of 25 basis points in the discount rate at October 31, 2013 would increase or decrease expense on an annual basis by approximately $3.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $154.

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

For the twelve months ended October 31, 2013, the actual return on pension plans’ assets for all of the Company’s plans approximated 16.66%, which is above the expected rate of return on plan assets of 7.50% used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will decrease in fiscal 2014, and that pension expense will decrease in fiscal 2014.

Results of Operations
Year Ended October 31, 2013 Compared to Year Ended October 31, 2012

REVENUES. Sales for fiscal 2013 were $700,186, an increase of $114,112 over fiscal 2012 of $586,074, or 19.5%. Of the increased sales, approximately $39,730 came from an increase in the production volumes of the North American car and light truck manufacturers along with the sales from new program awards launched during the fiscal year. According to industry statistics, North American car and light truck production for fiscal 2013 increased by 5.3% from production levels of fiscal 2012. These volume increases were partially offset by an approximately $2,620 reduction in sales of engineered scrap from reduced scrap prices and from a reduction in engineered scrap volumes resulting from production design improvements reducing offal scrap. Sales from the strategic acquisitions completed in fiscal 2013 increased sales by approximately $77,000 during fiscal 2013.

GROSS PROFIT. Gross profit for fiscal 2013 was $71,695 compared to gross profit of $50,735 in fiscal 2012, an increase of $20,960, or 41.3%. Gross profit as a percentage of sales was 10.2% for fiscal 2013 and 8.7% fiscal 2012. Gross profit in fiscal 2013 was favorably impacted by approximately $9,260 from the increased sales volume. Gross profit margin was affected by a favorable change in sales mix net against an unfavorable impact realized from the sales of engineered scrap during fiscal 2013 compared to fiscal 2012, resulting in a net gross margin increase of approximatively $2,810. Manufacturing expenses increased by approximately $120 during fiscal 2013 compared to fiscal 2012. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $5,600 as the Company's workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Included in the personnel related expenses was an approximately $1,100 increase in pension expense for a settlement charge for lump sum pension distribution to approximately 200 former employees during the fiscal year to remove future pension liability risk and reduce premium payments to the Pension Benefit Guaranty Corporation. Expenses for repairs and maintenance and manufacturing supplies were reduced by approximately $530 during fiscal 2013 compared to fiscal 2012. Expenses for depreciation and other fixed costs were reduced by approximately $4,950 during fiscal 2013 compared to fiscal 2012. Gross profit was favorably impacted by approximately $9,010 from the acquired businesses during fiscal 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $37,073 for fiscal 2013 were $9,554 more than selling, general and administrative expenses of $27,519 for the prior year. As a percentage of sales, these expenses were 5.3% of sales for fiscal 2013 and 4.7% for fiscal 2012. The increase reflects our investment in additional personnel and personnel related expenses of approximately $2,720, an increase of approximately $3,980 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximatley $2,860 , consisting of $920 from personnel and personnel related expenses, $1,350 from the amortization of intangible assets acquired and $590 in other administrative expenses.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. Impairment charges, net of $18 were recorded during fiscal 2013. Impairment recoveries of $96 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010. Impairment recoveries of $369 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Liverpool Stamping facility, which was impaired in fiscal 2009.

During the fourth quarter of fiscal 2013, the Company recorded an asset impairment charge of $483 to reduce the real property of the Company's Anniston facility to a fair value based on on independent assessment that considered recent sales of similar properties, changes in market conditions and an income-based valuation approach.

Impairment recoveries, net of $834 were recorded during fiscal 2012. Impairment recoveries of $1,551 were recorded during fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010. Impairment recoveries of $1,159 were recorded during fiscal 2012 for cash received upon sales of assets from the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009. The remaining $68 of recoveries were for cash received upon sales of assets from other assets impaired in prior periods.

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and limited value in the used equipment market. During the fourth quarter of fiscal 2012, the Company sold the real property and building for $1,400 in cash.

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

OTHER. Interest expense for fiscal 2013 was $2,600, compared to interest expense of $1,525 for fiscal 2012. The increase in interest expense was the result of higher average borrowing of funds for funding the acquisition activities and the payment of a special dividend, partially offset by an improvement in our credit spread and our borrowing rate. Borrowed funds averaged $82,005 during fiscal 2013 and the weighted average interest rate was 2.06%. In fiscal 2012, borrowed funds averaged $27,622 while the weighted average interest rate was 2.82%.

The Company realized a bargain purchase gain of $228 in fiscal 2013 on the Atlantic Tool & Die -Alabama acquisition.

Other expense, net was $89 for fiscal 2013 compared to a net expense of $48 for fiscal 2012. Other expense in both fiscal 2013 and 2012 is the result of currency transaction losses realized by the Company's Mexican subsidiary.

The provision for income taxes in fiscal 2013 was an expense of $10,605 on income before taxes of $32,175 for an effective tax rate of 33.0%. In fiscal year 2012 the provision for income taxes was $8,981 on income before taxes of $22,507 for an effective tax rate of 39.9%. The effective tax rate for fiscal 2013 has decreased 6.9% percentage points compared to fiscal 2012 primarily from the Company's Mexican subsidiary generating profits during fiscal 2013 compared to a loss during fiscal year 2012, favorable revisions to prior period estimated income tax calculations, a decrease in Shiloh's uncertain tax positions and a decrease in the valuation allowance for foreign tax credits utilized in the United States compared to fiscal year 2012.

NET INCOME. The net income for fiscal 2013 was $21,570, or $1.27 per share, diluted compared to net income in fiscal year 2012 of $13,526 or $0.80 per share, diluted.

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

On October 25, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto. The Company's domestic subsidiaries have guaranteed certain of the Company's obligations under the Agreement.

The Credit Agreement has a five-year term and provides for a $300 million secured revolving line of credit (which may be increased up to an additional $100 million subject to the Company’s compliance with the Credit Agreement and pro forma compliance with financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase). Funds borrowed from the Credit Agreement were used to payoff borrowed funds under the Third Amendment.

Borrowings under the Credit Agreement bear interest, at LIBOR plus the applicable rate as referenced in the Credit Agreement or at the option of the Company the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate or (c) the Eurocurrency Rate plus 1.00%. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.20% - 0.35% based on the Company’s daily revolving exposure.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2013.

Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

After considering letters of credit of $2,441 that the Company has issued, available funds under the Credit Agreement were $180,159 at October 31, 2013.

In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% and requires monthly payments of $68 through April 2014. As of October 31, 2013, $405 remained outstanding under this agreement and were classified as current debt in the Company’s consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2013, $2,461 remained outstanding under this agreement and $477 was classified as current debt and $1,984 was classified as long-term debt in the Company’s condensed consolidated balance sheets.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

Year	Credit Agreement	Equipment Security Note	Other Debt	Total
2014	$—	$477	$405	$882
2015	—	489	—	489
2016	—	501	—	501
2017	—	513	—	513
2018	117,400	481	—	117,881
Total	$117,400	$2,461	$405	$120,266

At October 31, 2013, total debt was $120,266 and total equity was $131,149, resulting in a capitalization rate of 47.8% debt, 52.2% equity. Current assets were $166,779 and current liabilities were $116,941 resulting in positive working capital of $49,838.

For fiscal year ended October 31, 2013, operations generated $43,902 of cash flow compared to $34,367 in fiscal year 2012, before changes in working capital.

Working capital changes, excluding working capital added from acquisitions, since October 31, 2012 were a use of funds of $5,089. During fiscal 2013, accounts receivable have increased by $28,098 in connection with the increased sales volume experienced in fiscal 2013. Inventory increased by $7,162 since the end of fiscal 2012. Considering the increase in overdraft balances of $4,843, accounts payable, net have increased $12,802.

The increase in production inventory of $1,688 is the result of increased sales volumes and acquisitions, net of improvements in our supply chain logistics.

The reduction in tooling inventories due to collections of cash for customer reimbursed tooling was $3,451. The balance of tooling inventories of $8,782 is related to new program awards that go into production throughout fiscal 2014.

Proceeds from the sale of assets during fiscal 2013 were $518 resulting from the sale of previously impaired machinery and equipment assets primarily from the Company's Mansfield Blanking and Liverpool Stamping facilities.

On December 28, 2012, the Company paid aggregate dividends of $4,246, resulting from the special dividend of $0.25 per share that the Board of Directors approved and the Company announced on December 7, 2012.

Cash capital expenditures in fiscal 2013 were $27,441. The Company had unpaid capital expenditures of approximately $1,978 at the end of fiscal 2013 and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

The Company continues to closely monitor business conditions that are currently affecting the automotive industry and therefore, to closely monitor the Company's working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations of the Credit Agreement through maturity of the agreement in October 2018, as well as pension contributions of $4,352 during fiscal 2014, capital expenditures for fiscal 2014 and scheduled payments for the equipment security note and repayment of the other debt of $405.

As of October 31, 2013, the Company has $3,871 of commitments for capital expenditures and $8,287 of commitments under non-cancelable operating leases. These capital expenditures in 2014 are for the support of current and new business, expected increases in existing business and enhancements of production processes.

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
The new accounting standard, "Comprehensive Income", became effective for fiscal years beginning after December 15, 2011 which for the Company would be the first quarter ending January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. As the Company has historically presented other comprehensive income as part of the statement of shareholders' equity, the Company retroactively restated its financial statements for this change upon adoption of this accounting standard.
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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	25
Consolidated Balance Sheets at October 31, 2013 and 2012	26
Consolidated Statements of Income for the years ended October 31, 2013 and 2012	27
Consolidated Statements of Other Comprehensive Income for the years ended October 31, 2013 and 2012	27
Consolidated Statements of Cash Flows for the two years ended October 31, 2013 and 2012	29
Consolidated Statements of Stockholders' Equity for the years ended October 31, 2013 and 2012	30
Notes to Consolidated Financial Statements	30

The following Financial Statement Schedule for the years ended October 31, 2013 and 2012 is included in
Item 15 of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves	62

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of income, other comprehensive income, stockholders' equity, and cash flows for each of the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
December 23, 2013

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$398	$174
Accounts receivable, net	116,837	77,556
Related-party accounts receivable	673	536
Income tax receivable	—	1,201
Inventories, net	42,924	44,687
Deferred income taxes	2,829	2,153
Prepaid expenses	3,095	1,532
Other assets	23	—
Total current assets	166,779	127,839
Property, plant and equipment, net	197,874	117,101
Goodwill	6,768	—
Intangible assets, net	17,605	—
Deferred income taxes	—	3,294
Other assets	2,927	868
Total assets	$391,953	$249,102
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$882	$447
Accounts payable	87,977	63,633
Other accrued expenses	26,416	21,395
Accrued income taxes	1,666	—
Total current liabilities	116,941	85,475
Long-term debt	119,384	21,150
Long-term benefit liabilities	21,287	32,819
Deferred income taxes	969	—
Other liabilities	2,223	2,255
Total liabilities	260,804	141,699
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2013 and October 31, 2012, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,031,316 and 16,983,012 shares issued and outstanding at October 31, 2013 and October 31, 2012, respectively	170	169
Paid-in capital	66,312	65,120
Retained earnings	90,749	73,425
Accumulated other comprehensive loss: Pension related liability, net	(26,082)	(31,311)
Total stockholders’ equity	131,149	107,403
Total liabilities and stockholders’ equity	$391,953	$249,102

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	October 31,
	2013	2012
Revenues	$700,186	$586,074
Cost of sales	628,491	535,339
Gross profit	71,695	50,735
Selling, general and administrative expenses	37,073	27,519
Asset impairment (recovery), net	18	(834)
Restructuring charges (recovery)	—	(30)
Operating income	34,604	24,080
Interest expense	2,600	1,525
Interest income	32	—
Gain on bargain purchase	228	—
Other expense, net	(89)	(48)
Income before income taxes	32,175	22,507
Provision for income taxes	10,605	8,981
Net income	$21,570	$13,526
Earnings per share:
Basic earnings per share	$1.27	$0.80
Basic weighted average number of common shares	16,982	16,813
Diluted earnings per share	$1.27	$0.80
Diluted weighted average number of common shares	17,030	16,904

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended
	October 31,
	2013	2012
Net income	$21,570	$13,526
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Net gain/ (loss)	5,684	(11,818)
Amortization of net actuarial loss	1,441	1,095
Settlement	1,102	—
Income taxes	(2,998)	4,199
Total defined benefit pension plans & other post retirement benefits, net of tax	5,229	(6,524)
Comprehensive income, net	$26,799	$7,002

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,570	$13,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,878	18,793
Amortization of deferred financing costs	338	325
Asset impairment (recovery)	18	(834)
Recovery of restructuring charge	—	(30)
Bargain purchase gain	(228)	—
Deferred income taxes	589	1,898
Stock-based compensation expense	738	754
Gain on sale of assets	(1)	(65)
Changes in operating assets and liabilities:
Accounts receivable	(28,098)	(1,026)
Inventories	7,162	(10,711)
Prepaids and other assets	110	676
Payables and other liabilities	12,802	1,727
Accrued income taxes	2,935	491
Net cash provided by operating activities	38,813	25,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,441)	(17,095)
Acquisitions, net of cash acquired	(104,470)	—
Proceeds from sale of assets	518	4,370
Net cash used in investing activities	(131,393)	(12,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(4,246)	(8,422)
Proceeds from long-term borrowings	123,250	24,700
Repayments of long-term borrowings	(24,539)	(29,250)
Payment of deferred financing costs	(1,963)	(90)
Proceeds from exercise of stock options	302	417
Net cash provided by (used) in financing activities	92,804	(12,645)
Net increase in cash and cash equivalents	224	154
Cash and cash equivalents at beginning of period	174	20
Cash and cash equivalents at end of period	$398	$174
Supplemental Cash Flow Information:
Cash paid for interest	$2,237	$1,237
Cash paid for income taxes	$7,111	$6,306

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
November 1, 2011	$168	$63,950	$68,321	$(24,787)	$107,652
Net income	—	—	13,526	—	13,526
Pension liability, net of tax effect of $4,199	—	—	—	(6,524)	(6,524)
Comprehensive income					7,002
Payment of dividends	—	—	(8,422)	—	(8,422)
Exercise of stock options	1	416	—	—	417
Stock-based compensation cost	—	754	—	—	754
Tax benefit on stock options	—	—	—	—	—
October 31, 2012	$169	$65,120	$73,425	$(31,311)	$107,403
Net income	—	—	21,570	—	21,570
Pension liability, net of tax effect of $2,998	—	—	—	5,229	5,229
Comprehensive income					26,799
Payment of dividends	—	—	(4,246)	—	(4,246)
Exercise of stock options	1	301	—	—	302
Stock-based compensation cost	—	738	—	—	738
Tax benefit on stock options	—	153	—	—	153
October 31, 2013	$170	$66,312	$90,749	$(26,082)	$131,149

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies
General

Shiloh Industries, Inc. and its subsidiaries (“the Company”) provides lightweighting and noise, vibration and harshness (NVH) solutions to automotive, commercial vehicle and other industrial markets through its imaginative thinking and advanced capabilities. Shiloh delivers these solutions through the design, engineering and manufacturing of first operation precision blanks, engineered welded blanks, complex stampings, modular assemblies, highly engineered aluminum die casting and machined components and its patented ShilohCore™ acoustic laminate metal solution. In addition, Shiloh is a designer and engineer of precision tools and dies, welding and assembly equipment for use in its blanking, welded blank, stamping and die casting operations and for sale to original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs.
The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans and valve covers. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has seventeen wholly-owned subsidiaries at locations in Georgia, Indiana, Kentucky, Michigan, Ohio, Tennessee, Wisconsin and Mexico.
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
Revenue Recognition
The Company recognizes revenue both for sales from toll processing and sales of products made with Company owned metal when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues are recognized in the period when management believes that such amounts become probable, based on management's estimates.

Allowance for Doubtful Accounts

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Shipping and Handling Costs
The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue and the costs incurred by the Company for shipping and handling are classified as costs of sales.

Inventories
Inventories are valued at the lower of cost or market, using the first-in first-out (“FIFO”) method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost or at fair market value for plant, property and equipment acquired through acquisitions. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, while major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from three to twelve years for furniture and fixtures and machinery and equipment, or if the assets are dedicated to a customer program, over the estimated life of that program, ten to twenty years for land improvements and twenty to forty years for buildings and their related improvements. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.
Employee Benefit Plans
The Company accrues the cost of defined benefit pension plans, in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 715 “Compensation - Retirement Benefits.” The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. The majority of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 22 former employees.
Stock-Based Compensation
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
Impairment of Long-Lived and Intangible Assets.
The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could cause an impairment include significant underperformance relative to the historical or projected future operating results, significant changes in the manner of the use of the assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable or the useful life has changed.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $6,768 as of October 31, 2013, or 2% of our total assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the liklihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, we will perform quantitative impairment testing at the reporting unit level.

To quantitatively test goodwill for impairment, we estimate the fair value of a reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margins assumptions included in the plans are based in the current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.
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

As of October 31, 2013, the Company had approximately 2,047 employees. A total of approximately 44 employees at one of the Company's subsidiaries are covered by a collective bargaining agreement that is due to expire in November 2017.

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
Derivative Financial Instruments
The Company currently does not engage in derivatives trading, market-making or other speculative activities. The intent of any contracts entered by the Company is to reduce exposure to currency movements affecting foreign currency purchase commitments. The Company's risks related to foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. These contracts are marked-to-market and the resulting gain or loss is recorded in the consolidated statements of income. As of October 31, 2013 and 2012, there were no foreign currency forward exchange contracts outstanding.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
The new accounting standard, "Comprehensive Income", became effective for fiscal years beginning after December 15, 2011 which for the Company was be the first quarter ended January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of stockholders' equity. As the Company has historically presented other comprehensive income as part of the statement of stockholders' equity, the Company has retroactively restated its financial statements for this change upon adoption of this accounting standard.
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

Note 2-Acquisitions

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

The Company acquired Pleasant Prairie in order to further our investment in light weighting technologies and expand the diversity of our customer base, product offering and geographic footprint. Pleasant Prairie's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $56,390, including $56,792 ($56,337 net of cash acquired) in cash on the date of acquisition. Of this amount, $3,000 in cash was placed into escrow, and will serve as security for any indemnification claims made by the Company under the Purchase Agreement. Subsequent to the acquisition date, $381 of working capital adjustments were paid during the second quarter to the seller, a reduction in purchase price of $850 as a result of a settlement agreement on asset valuation for tax purposes occurred during the third quarter, which was taken out of the escrow balance and a working capital adjustment of $67 paid to the seller during the third quarter.

The acquisition of Pleasant Prairie has been accounted for using the acquisition method in accordance with the FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The purchase price allocation was as follows:

Cash and cash equivalents	$455
Accounts receivable	9,195
Inventory	2,711
Prepaid assets and other	1,851
Property, plant and equipment	26,100
Intangible assets	16,056
Other non-current assets	67
Goodwill	5,492
Accounts payable and other	(5,537)
Net assets acquired	$56,390

The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely property, plant and equipment and intangible assets.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Pleasant Prairie. All of the goodwill was allocated to the Company's Pleasant Prairie subsidiary. The total amount of goodwill expected to be deductible for tax purposes is $14,291 and is estimated to be deductible over approximately 15 years.

Of the $16,056 of acquired intangible assets, $13,462 was assigned to customers that have a useful life of approximately 13 years, $1,850 was assigned to trade names with an estimated useful life of approximately 15 years, and $744 was assigned to non-competition agreements with an estimated useful life of approximately 2 years. The fair values assigned to identifiable intangible assets acquired has been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company utilized a third party to assist in assigning a fair value to acquired intangible assets. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $16,056 and is estimated to be deductible over approximately 15 years.

The amounts of revenue and net income of Pleasant Prairie included in the Company's consolidated statements of income from the acquisition date to the year ended October 31, 2013 are as follows:

Pleasant Prairie Results of Operations	From December 28, 2012 - October 31, 2013
Revenue	$57,661
Net income	$1,695

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Atlantic Tool & Die - Alabama, Inc.

On December 13, 2012, the Company, through a wholly owned subsidiary of the Company, acquired certain assets of Atlantic Tool & Die - Alabama, Inc. (“Anniston”), a metal stamping, welding and value added assembly company. The fair value of consideration paid for the acquired assets was $6,347. The Company acquired Anniston in order to expand the diversity of our customer base and the availability of desired assets. The results of operations for Anniston are included in the Company's consolidated financial statements from the date of acquisition.

The acquisition of Anniston has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed.

The Company utilized a third party to assist the the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company acquired typical working capital items of inventories and other assets, net of certain employee benefit liabilities assumed, of $1,214, and property, plant and equipment of $5,361, resulting in a bargain purchase gain of $228. The Company was able to realize a gain on the acquisition as a result of the Company's ability to favorably negotiate the settlement of certain assumed liabilities.

Contech Castings, LLC

On June 11, 2013, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “ Contech Agreement”), with Contech Castings, LLC (“Contech”) and its subsidiary Contech Casting Real Estate Holdings, LLC (“Contech Real Estate” and together with Contech, “Contech Sellers”). Contech is engaged in the business of die casting and machining motor vehicle parts and further producing engineered high pressure aluminum die cast and machined parts for the motor vehicle industry, and Contech Real Estate owned the real property used by Contech in its business. The acquisition closed on August 2, 2013. Under the terms of the Contech Agreement, the Company acquired the assets of the business located at the purchased facilities and assumed certain specified liabilities from the Contech Sellers for $42,187, after adjustments in working capital, certain assumed liabilities and amounts of capital expenditures. Of this amount, $3,825 in cash was placed into escrow, and will serve as security for any indemnification claims made by the Company under the Contech Agreement.

The Company acquired Contech's businesses in order to further our investment in light weighting technologies, expand our capabilities in aluminum die casting machining, expand the diversity of our customer base, product offering and geographic footprint. Contech's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

The acquisition of Contech has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The preliminary purchase price allocation was as follows:

Accounts receivable	$2,126
Inventory	1,529
Prepaid assets and other	170
Property, plant and equipment	39,956
Intangible assets	2,898
Goodwill	1,276
Accounts payable and other	(5,768)
Net assets acquired	$42,187

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Contech. The total amount of goodwill expected to be deductible for tax purposes is $1,276 and is estimated to be deductible over approximately 15 years.

Of the $2,898 of acquired intangible assets, $25 was assigned to trade names with an estimated useful life of approximately 3 months, $166 was assigned to trademarks with an estimated useful life of approximately 10 years, and $2,707 was assigned to developed technologies with an estimated useful life of 5 years. The Company utilized a third party to assist in assigning a fair value to acquired intangible assets. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $2,898 and is estimated to be deductible over approximately 15 years.

Pro Forma Consolidated Results (unaudited)

The following supplemental pro forma information presents the financial results for the year ended October 31, 2013 as if the acquisition of Pleasant Prairie had occurred on November 1, 2012, and for the year ended October 31, 2012 as if the acquisition had occurred on November 1, 2011. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of Pleasant Prairie. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of approximately $1,404 and $1,164 for the years ended October 31, 2013 and October 31, 2012, respectively. Pro forma information related to the Anniston and Contech acquisitions are not included in the table below as their financial results were not considered to be significant to the Company's operating results for the periods presented.

Pro forma consolidated results	Years Ended October 31,
(in thousands, except for per share data):	2013	2012
Revenue	$710,436	$641,717
Net income	$21,110	$14,222
Basic earnings per share	$1.24	$0.85
Diluted earnings per share	$1.24	$0.85

Note 3—Asset Impairment and Restructuring Charges

Impairment charges, net of $18 were recorded during fiscal 2013. Impairment recoveries of $96 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010. Impairment recoveries of $369 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Liverpool Stamping facility, which was impaired in fiscal 2009.

During the fourth quarter of fiscal 2013, the Company recorded an asset impairment charge of $483 to reduce the real property of the Company's Anniston facility to a fair value based on on independent assessment that considered recent sales of similar properties, changes in market conditions and an income based valuation approach.

Impairment recoveries, net of $834 were recorded during fiscal 2012. Impairment recoveries of $1,551 were recorded during fiscal 2012 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010. Impairment recoveries of $1,159 were recorded during fiscal 2012 for cash received upon sales of assets from the Company's Liverpool Stamping Facility, which was impaired in fiscal 2009. The remaining $68 of recoveries were for cash received upon sales of assets from other assets impaired in prior periods.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the third quarter of fiscal 2012, the Company entered into negotiations to sell its Mansfield Blanking facility, which ceased operations in December 2011. As a result, the Company recorded an asset impairment charge of $1,552 to reduce the Mansfield real property to an estimated fair value based on an independent assessment that considered recent sales of similar properties and a submitted offer to acquire the real property. In addition, during the third quarter of fiscal 2012, the Company recorded an impairment charge of $392 to reduce the value of long lived assets to their estimated fair value. The fair value of machinery and equipment, as determined using level 3 inputs, was zero as the items were worn equipment for which the Company had no further use and limited value in the used equipment market. During the fourth quarter of fiscal 2012, the Company sold the real property and building for $1,400 in cash.

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

Note 4—Accounts Receivable
Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $341 and $482 at October 31, 2013 and 2012, respectively. The Company recognized net bad debt expense (credit) of $98 and $164 during fiscal 2013 and 2012, respectively, in the consolidated statements of income.
The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 5—Inventories
Inventories consist of the following:

	October 31,
	2013	2012
Raw materials	$16,827	$17,705
Work-in-process	7,742	6,236
Finished goods	9,573	8,513
Total material	34,142	32,454
Tooling	8,782	12,233
Total inventories	$42,924	$44,687

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $853 and $55 at October 31, 2013 and 2012, respectively.

The increase in production inventory of $1,688 is the result of increased sales volumes and acquisitions, net of improvements in our supply chain logistics.

The reduction in tooling inventories due to collections of cash for customer reimbursed tooling was $3,451. The balance of tooling inventories of $8,782 is related to new program awards that go into production throughout fiscal 2014.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6—Other Assets

	October 31,
	2013	2012
Other assets consist of the following:
Deferred financing costs, net	$2,311	$685
Other	616	183

Total	$2,927	$868

    Deferred financing costs are amortized over the term of the debt. During fiscal 2013 and 2012, amortization of these costs amounted to $338 and $325, respectively. Accumulated amortization was $2,467 and $2,142 as of October 31, 2013 and 2012, respectively. In October 2013, the Company entered into a new Credit Agreement and capitalized $1,435 of the costs.

Note 7—Property, Plant and Equipment
    Property, plant and equipment consist of the following:

	October 31,
	2013	2012
Land and improvements	$11,050	$8,408
Buildings and improvements	109,977	99,855
Machinery and equipment	411,847	341,568
Furniture and fixtures	11,568	11,372
Construction in progress	28,982	13,636
Total, at cost	573,424	474,839
Less: Accumulated depreciation	375,550	357,738
Property, plant and equipment, net	$197,874	$117,101
Depreciation expense was $19,529 and $18,793 in fiscal 2013 and 2012, respectively.
    During the years ended October 31, 2013 and 2012, interest capitalized as part of property, plant and equipment was $112 and $34, respectively. The Company had unpaid capital expenditures of approximately $1,978 and $802 at October 31, 2013 and 2012, respectively, and such amounts are included in accounts payable at those dates and excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2013 and 2012. The Company has commitments for capital expenditures of $3,871 at October 31, 2013 that will be incurred in 2014.

Note 8—Financing Arrangements
Debt consists of the following:

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	October 31,
	2013	2012
Credit Agreement —interest at 1.95% and 2.87% at October 31, 2013 and October 31, 2012, respectively	$117,400	$21,150
Equipment security note	2,461	—
Insurance broker financing agreement	405	447
Total debt	120,266	21,597
Less: Current debt	882	447
Total long-term debt	$119,384	$21,150

The weighted average interest rate of all debt was 2.06% and 2.82% for fiscal years 2013 and 2012, respectively.
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
The Agreement has a five-year term and provides for an $80 million secured revolving line of credit, which may be increased up to $120 million subject to the Company’s pro forma compliance with certain financial covenants, the administrative agent’s approval and the Company obtaining commitments for such increase. The Company is permitted to prepay the borrowings under the revolving credit facility without penalty.
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
On January 31, 2012, the Company entered into a First Amendment Agreement (the “First Amendment”) amending the Agreement.
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

On December 26, 2012, the Company entered into a Second Amendment Agreement (the "Second Amendment") amending the Agreement. The Second Amendment extends the commitment period to December 25, 2017 and increases the Company's revolving line of credit to $120 million, which may be increased to up to $200 million subject to the Company's pro forma compliance with certain financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

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

On June 4, 2013, the Company entered into a Third Amendment Agreement (the "Third Amendment") amending the Agreement. The Third Amendment increases the Company's revolving line of credit to $175 million, which may be increased to

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

up to $255 million subject to the Company's pro forma compliance with certain financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

On October 25, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto. The Company's domestic subsidiaries have guaranteed certain of the Company's obligations under the Agreement.

The Credit Agreement has a five-year term and provides for a $300 million secured revolving line of credit (which may be increased up to an additional $100 million subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase). Funds borrowed from the Credit Agreement were used to payoff borrowed funds under the Third Amendment.

Borrowings under the Credit Agreement bear interest, at LIBOR plus the applicable rate as referenced in the Credit Agreement or at the option of the Company the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate or (c) the Eurocurrency Rate plus 1.00%. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.20% - 0.35% based on the Company’s daily revolving exposure.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2013.

After considering letters of credit of $2,441 that the Company has issued, available funds under the Credit Agreement were $180,159 at October 31, 2013.

Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% and requires monthly payments of $68 through April 2014. As of October 31, 2013, $405 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2013, $2,461 remained outstanding under this agreement and $477 was classified as current debt and $1,984 was classified as long term debt in the Company’s condensed consolidated balance sheets.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt for the next five years are listed below:

		Equipment
Year	Credit Agreement	Security Note	Other Debt	Total
2014	$—	$477	$405	$882
2015	—	489	—	489
2016	—	501	—	501
2017	—	513	—	513
2018	117,400	481	—	117,881
Total	$117,400	$2,461	$405	$120,266

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9—Intangible Assets

Intangible assets acquired with the acquisitions described in Note 3 consist of the following:

	October 31, 2013
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany Chicago)	15 years	$1,850	$(103)	$1,747
Non-compete (Albany-Chicago)	2 years	744	(310)	434
Customer Relationships (Albany-Chicago)	13 years	13,462	(771)	12,691
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(4)	162
Developed Technology (Contech)	5 years	2,707	(136)	2,571
		$18,954	$(1,349)	$17,605
Total amortization expense for the year ending October 31, 2013 was $1,349. Amortization expense related to intangible assets for the following fiscal years ending is estimated to be as follows:

2014	$2,180
2015	1,779
2016	1,717
2017	1,717
2018	1,582
Thereafter	8,630
$17,605

Note 10—Operating Leases
The Company leases buildings, material handling, manufacturing and office equipment under operating leases with terms that range from three to ten years at inception. The leases do not include step rent provisions, escalation clauses, capital improvement funding or other lease concessions that qualify the leases as a contingent rental. Also, the leases do not include a variable related to a published index. The Company's operating leases are charged to expense over the lease term, on a straight-line basis.
The longest lease term of the Company's current leases extends to June, 2020. Rent expense under operating leases for fiscal years 2013 and 2012 was $2,203 and $2,634, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2013:

2014	$1,931
2015	1,560
2016	1,158
2017	1,045
2018 and thereafter	$2,593

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Employee Benefit Plans
The Company maintains pension plans covering its eligible employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 22 retirees and their dependents. The measurement date for the Company's employee benefit plans coincides with its fiscal year end, October 31.

Obligations and Funded Status
At October 31

	Pension Benefits		Other Post Retirement Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$(88,665)	$(75,292)	$(940)	$(935)
Interest cost	(3,260)	(3,683)	(34)	(45)
Settlements	2,271	—	—	—
Actuarial gain (loss)	835	(13,186)	45	18
Benefits paid	3,691	3,496	35	22

Benefit obligation at end of year	(85,128)	(88,665)	(894)	(940)
Change in plan assets:
Fair value of plan assets at beginning of year	53,230	46,218	—	—
Actual return on plan assets	8,542	4,601	—	—
Employer contributions	5,146	5,907	35	22
Settlement	(2,271)	—	—	—
Benefits paid	(3,691)	(3,496)	(35)	(22)

Fair value of plan assets at end of year	60,956	53,230	—	—

Funded status, benefit obligations in excess of plan assets	$(24,172)	$(35,435)	$(894)	$(940)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2013	2012	2013	2012
Other accrued expenses	$(3,650)	$(3,480)	$(99)	$(92)
Long-term benefit liabilities	(20,522)	(31,955)	(795)	(848)

Total	$(24,172)	$(35,435)	$(894)	$(940)

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Post Retirement Benefits
	2013	2012	2013	2012
Interest cost	$3,260	$3,683	$34	$45
Expected return on plan assets	(3,735)	(3,251)	—	—
Settlement	1,102	—	—	—
Amortization of net actuarial loss	1,392	1,040	48	54
Net periodic benefit cost	$2,019	$1,472	$82	$99

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As part of a strategy to remove liability risk and reduce payments to the Pension Benefit Guaranty Corporation, the Company elected to allow lump sum distributions from the defined benefit pension plans, of which approximately 200 former employees elected and received distributions during fiscal 2013, removing $2,271 in liability from the plan. The FASB requires a special accounting charge for settling pension obligations in this manner. During fiscal year 2013, the Company incurred $1,102 in expense for this settlement charge.
The Company expects to recognize in the consolidated statement of income the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2014.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,074	$41

The Company has recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

	Pension Benefits		Other Post Retirement Benefits
	2013	2012	2013	2012

Net actuarial loss	$41,280	$49,415	$679	$772

Accumulated other comprehensive income	$41,280	$49,415	$679	$772

Additional Information

	Pension Benefits		Other Post Retirement Benefits
	2013	2012	2013	2012
Increase (decrease) in minimum liability included in other comprehensive income	$8,135	$(10,796)	$93	$72

Assumptions

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2013	2012	2013	2012
Discount rate	4.50%	3.75%	4.50%	3.75%

	Pension Benefits		Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2013	2012	2013	2012
Discount rate	3.75%	5.00%	3.75%	5.00%
Expected long-term return on plan assets	7.50%	7.50%	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2013, the assumptions used to determine net periodic benefit costs were

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

established at October 31, 2012, while the assumptions used to determine the benefit obligations were established at October 31, 2013.

The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2013 the discount rate from the use of the Principal Curve was 4.50%, an increase of 0.75% from a year ago that resulted in a decrease of the benefit obligation of approximately $4,470.
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

Assumed health care trend rates at October 31	2013	2012
Health care cost trend rate assumed for next year	7.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.5%	7.5%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company's trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2013:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on post retirement obligation	$45	$(40)

Plan Assets
The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company's pension plan weighted-average asset allocations at October 31, 2013 and 2012, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2013	2012
Asset Category
Equity securities	0-70%	60%	56%
Debt securities	0-70%	34%	38%
Real estate	0-10%	6%	6%

Total		100%	100%

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments totaling $60,956 at October 31, 2013 and $53,230 at October 31, 2012 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at October 31, 2013 Using			at October 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)			Significant Unobservable Inputs (Level 3)

Investments
Equity
Large U.S. Equity	$9,289	$12,344	$—	$7,805	$10,027	$—
Small/Mid U.S. Equity	5,488	2,437	—	2,632	3,710	—
International Equity	7,316	—	—	5,347	—	—
Fixed Income
Government	—	278	—	—	281	—
Corporate	13,933	6,270	—	10,775	9,414	—
Real Estate (Primarily Commercial)	—	3,600	—	—	—	3,239
Total Investments	$36,026	$24,929	$—	$26,559	$23,432	$3,239

The table below presents a reconciliation of all investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended October 31, 2013 and 2012, including the reporting classifications for the applicable gains and losses.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)
Pooled Separate Account-Real Estate

November 1, 2011	$2,523
Total unrealized gains or losses included in change in net assets available for benefits of the plans:
Net unrealized appreciation relating to assets held at end of year	716
October 31, 2012	3,239
Total unrealized gains or losses included in change in net assets available for benefits of the plans:
Transfers out of Level 3	(3,239)
October 31, 2013	$0

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash Flows
Contributions
The Company expects to contribute $4,352 to its pension plans in fiscal 2014, compared to $5,146 funded in fiscal 2013.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2014	$3,650	$99
2015	3,880	92
2016	3,970	88
2017	4,240	78
2018	4,110	71
2019-2023	24,060	303

Defined Contribution Plans

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. During fiscal 2007, the Company began automatically enrolling new employees in the defined contribution plan as well as automatically increasing employee contributions by 1% annually, unless the employee opts out of the enrollment or contribution increases. Additionally, the Company increased the match of employee contributions to 100% of the first 3% of employee deferrals, and to contribute an additional 50% of deferrals of 4-5% of employee contributions. The Company recorded an expense related to the matching program of $2,195 during fiscal 2013, compared to an expense of $1,620 during fiscal 2012.
Note 12—Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Company's Amended and Restated 1993 Key Employee Stock Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2013 and 2012, approximately 225,000 and 337,000 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Years Ended October 31,
	2013	2012
	(Amounts in thousands, except per share data)
Net income available to common stockholders	$21,570	$13,526

Basic weighted average shares	16,982	16,813
Effect of dilutive securities:
Stock options	48	91

Diluted weighted average shares	17,030	16,904

Basic earnings per share	$1.27	$0.80

Diluted earnings per share	$1.27	$0.80

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 13—Stock Options and Incentive Compensation
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

Non-qualified stock options and incentive stock options have been granted to date and all options have been granted at an exercise price at least equal to market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. In December 2011, options to purchase 56,500 shares were awarded to several officers and employees at an exercise price of $8.10 for stock options that are intended to qualify as incentive stock options. No non-qualified stock options have been awarded since December 2011.

In September 2012, 80,257 shares of restricted stock were granted to the newly appointed chief executive officer as part of his compensation package.

A summary of option activity under the plans is as follows:

		Number of Shares Under Option	Weighted Average Option Price

Outstanding at	November 1, 2011	520,185	$8.54
	Granted	56,500	8.10
	Exercised	(158,513)	$4.01
	Canceled	(56,087)	$10.96
Outstanding at	October 31, 2012	362,085	$9.99
	Granted	—	$0.00
	Exercised	(47,804)	$6.28
	Canceled	(78,147)	$12.45
Outstanding at	October 31, 2013	236,134	$9.93

There were 176,134 options exercisable as of October 31, 2013 with a weighted average exercise price of $9.90. At October 31, 2013 options outstanding had an intrinsic value of $1,534 and options exercisable had an intrinsic value of $1,149. Options that have an exercise price greater than the market price on October 31, 2013 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2013 and 2012 was $485 and $1,167, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides additional information regarding options outstanding as of October 31, 2013:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$13.06	15,000	$13.06	15,000	1.99
$14.74	34,000	$14.74	34,000	3.54
$2.11	9,000	$2.11	9,000	5.12
$5.30	53,634	$5.30	53,634	5.78
$12.04	85,000	$12.04	56,000	7.11
$8.10	39,500	$8.10	8,500	8.15

Totals	236,134		176,134

There were 56,671 options not exercisable as of October 31, 2013 with a weighted average exercise price of $10.12. No options were granted during the year ended October 31, 2013.

A summary of non-vested options as of and for the year ended October 31, 2013 is as follows:

Non-vested Options		Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at beginning of period		136,500	$10.46
Granted		—	$0.00
Vested		(58,828)	$10.84
Forfeited		(21,001)	$10.32
Non-vested at	October 31, 2013	56,671	$10.12

For the fiscal years ended October 31, 2013 and 2012, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing pretax income by $456 and $730, respectively. The impact on earnings per share for each of the fiscal years ended October 31, 2013 and 2012 was a reduction of $0.02 per share basic and diluted. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2013 and 2012 is a total of $165 and $620, respectively, which will be recognized over the next three fiscal years. The total compensation cost related to the restricted stock currently vesting is $282 and for the non-vesting restricted stock is $510.

The fair values of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during fiscal year 2012:

2012
Risk-free interest	1.20%
Dividend yield	—%
Volatility factor—market	88.26%
Expected life of options—years	6.00 years

Based upon the preceding assumptions, the weighted average fair value of stock options granted during fiscal year 2012 was $8.10 per share

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Bonus Plans
The Company maintains a Management Incentive Plan ("MIP") to provide the Chief Executive Officer and certain eligible employees ("participants") incentives for superior performance. The MIP is administered by the Compensation Committee of the Board of Directors and entitles the participants to be paid a cash bonus based upon varying percentages of their respective salaries, the level of achievement of the corporate goals established by the Compensation Committee and specific individual goals as established by the Chief Executive Officer (for employees other than the CEO). For fiscal years 2013 and 2012, the Compensation Committee established goals for corporate office personnel based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and return on invested capital ("ROIC"). For the remaining participants, 50% of the incentive depends upon meeting the operating targets and metrics of the participant's operating unit and 50% is based upon attaining the corporate goals for the Company's performance. For fiscal 2013, participants in the MIP are entitled to receive an aggregate of $3,293 under the MIP. For fiscal 2012, participants in the MIP received an aggregate bonus of $3,176 under the MIP, which was paid in the first quarter of fiscal 2013.

Note 14—Income Taxes
Income before income taxes consists of the following:

	Years Ended October 31,
	2013	2012
Domestic	$30,814	$23,139
Foreign	1,361	(632)

Total	$32,175	$22,507

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2013	2012
Current:
Federal	$8,427	$5,733
State and local	1,338	1,114
Foreign	261	150

Total current	10,026	6,997
Deferred:
Federal	427	1,885
State and local	152	97
Foreign	—	2

Total deferred	579	1,984

Provision	$10,605	$8,981

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2013	2012
Deferred tax assets:
Accrued compensation and benefits	$1,255	$936
Inventory	662	558
State income credits and loss carryforwards	1,266	1,115
Pension obligations and post retirement benefits	8,255	12,365
Foreign net operating loss	1,153	2,033
Tax credits in foreign countries	573	677
Other accruals and reserves	2,806	2,206
Goodwill and intangible amortization	3,304	0

Total deferred tax assets	19,274	19,890
Less: Valuation allowance	(4,014)	(4,401)

Total deferred tax assets	15,260	15,489
Deferred tax liabilities:
Fixed assets	(12,828)	(9,690)
Prepaid expenses and other	(572)	(352)

Net deferred tax asset	$1,860	$5,447

Change in net deferred tax asset:
Provision for deferred taxes	$(579)	$(1,984)
Other	(10)	86
Components of other comprehensive income:
Pension and post retirement benefits	(2,998)	4,199
Total change in net deferred tax asset	$(3,587)	$2,301

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

Activities and balances of unrecognized tax benefits for 2013 and 2012 are summarized below:

	Years Ended October 31,
	2013	2012
Balance at beginning of year	$1,247	$1,069
Additions based on tax positions related to the current year	54	126
Additions for tax positions of prior years	—	89
Reductions for tax positions of prior years	(61)	(13)
Reductions as result of lapse of applicable statute of limitations	(57)	(24)

Balance at end of year	$1,183	$1,247

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $777 at October 31, 2013 and $820 at October 31, 2012. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $21 and $148 of expense in 2013 and 2012 for interest and penalties. The Company had accrued $1,029 at October 31, 2013 and $1,008 at October 31, 2012, for the payment of interest and penalties.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2011 and no longer subject to non-U.S. income tax examinations for calendar years ending prior to December 31, 2008. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014. Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company's financial statements.

During October 2007, the Mexican Congress passed the Initiative to Amend the Tax Coordination Law and Income Tax Law. Effective January 1, 2008, a flat tax supplements the regular income tax. In conjunction with this law change, a deferred tax asset for Mexican tax credits in the amount of $1,037 was recorded as of October 31, 2008. While future projections for taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, the Company believes that it is more likely than not that the tax credits will not be realized. Therefore, a valuation allowance in the amount of $1,037 was recorded in fiscal 2008. The comparable amount in fiscal 2013 and 2012 was $572 and $677, respectively.

A valuation allowance of $4,014 remains as of October 31, 2013 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2012 was $4,401. The net decrease in the valuation allowance of $387 relates to an increase of $26 for the future utilization of foreign tax credits in the United States, a decrease of $104 for flat tax credits associated with foreign jurisdictions, a decrease of $424 related to other foreign deferred tax assets and an increase of $115 related to state and local operating loss carryforwards.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2013	2012
Federal income tax at statutory rate	35.0%	34.9%
State and local income taxes, net of federal benefit	3.5	3.0
Valuation allowance change	(1.7)	0.4
Domestic tax credits	(0.8)	0.3
Domestic production activities deduction	(2.9)	(2.7)
Foreign operations	0.9	1.6
Stock option expense	0.2	0.8
Adjustment of uncertain tax positions	(0.1)	1.0
Revisions to prior period estimated income tax calculations	(1.4)	0.5
Other	0.3	0.1

Effective income tax rate	33.0%	39.9%
At October 31, 2013, the Company had foreign operating loss carryforward benefits of approximately $1,153 with a valuation allowance to the extent of their net deferred tax assets, which will expire between 2017 and 2019. At October 31, 2012, the Company had foreign operating loss carryforward benefits of approximately $2,032 with a valuation allowance to the extent of their net deferred tax assets. The Company has various state and local net operating loss and tax credit carryforward benefits. As of October 31, 2013 and 2012, the Company had state and local net operating loss carryforward benefits of $985 and $870, respectively with a full valuation allowance, which will expire between 2014 and 2033.
The Company paid income taxes, net of refunds, of $7,111 and $6,306 in 2013 and 2012, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2013, there was $849 of undistributed foreign subsidiary earnings.

Note 15—Related Party Transactions
The Company had sales to MTD Products Inc and its affiliates of $7,645 and $6,590 for fiscal years 2013 and 2012, respectively. At October 31, 2013 and 2012, the Company had receivable balances of $673 and $536, respectively, due from MTD Products Inc and its affiliates, and no amounts were due to MTD Products Inc, at those dates.

Note 16—Business Segment Information
The Company conducts its business and reports its information as one operating segment-Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker because he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of first operation precision blanks, engineered welded blanks, complex stampings, modular assemblies, highly engineered aluminum die casting and machined components and its patented ShilohCore™ acoustic laminate metal solution predominately for the automotive and heavy truck markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of metal and the processing of the metal for use in the automotive industry.
Revenues from the Company's Mexican subsidiary were $42,418 and $36,647 for fiscal 2013 and 2012, respectively. These revenues represent 6.1% and 6.3% of total revenues for fiscal years 2013 and 2012, respectively. Long-lived assets consist primarily of net property, plant and equipment. Long-lived assets of the Company's foreign subsidiary totaled $16,403 and $14,302 at October 31, 2013 and 2012, respectively. The Company's Mexican subsidiary incurred a foreign currency transaction gain of

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

$141 in fiscal 2013 and a foreign currency loss of $49 in fiscal 2012. The consolidated long-lived assets of the Company totaled $225,174 and $121,263 at 2013 and 2012, respectively.
In fiscal 2013, General Motors and Chrysler accounted for approximately 20.9% and 15.6%, respectively of the Company's revenues. No other individual customer accounted for more than 10% of the Company's revenues in fiscal 2013. At October 31, 2013 and 2012, General Motors accounted for 20.0% and 18.2% of the Company's accounts receivable, respectively, and Chrysler accounted for 23.4% and 23.2% of the Company's accounts receivable, respectively.
Revenues derived from the Company's products were as follows:

	Years Ended October 31,
	2013	2012
Engineered welded blanks	$280,209	$287,604
Complex stampings and modular assemblies	215,869	157,531
Blanking	80,412	92,387
Highly engineered aluminum die casting and machining	71,677	—
Other/scrap	52,019	48,552

Total	$700,186	$586,074

Revenues of geographic regions are attributed to external customers based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 17—Quarterly Results of Operations (Unaudited)

For the Year Ended October 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,383	$182,146	$166,059	$206,598
Gross profit	11,761	20,387	17,461	22,086
Operating income	4,131	11,508	8,187	10,778
Provision for income taxes	1,101	3,686	2,213	3,605
Net income	$2,583	$7,249	$5,282	$6,456
Net income per share basic	$0.15	$0.43	$0.31	$0.38
Net income per share diluted	$0.15	$0.43	$0.31	$0.38
Weighted average number of shares:
Basic	16,988	16,998	17,007	16,999
Diluted	17,040	17,043	17,051	17,052

For the Year Ended October 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$132,371	$162,831	$142,021	$148,851
Gross profit	9,662	16,457	12,160	12,456
Operating income	3,079	9,806	3,933	7,262
Provision for income taxes	1,262	3,351	1,150	3,218
Net income	$1,579	$5,905	$2,416	$3,626
Net income per share basic	$0.09	$0.35	$0.14	$0.22
Net income per share diluted	$0.09	$0.35	$0.14	$0.21
Weighted average number of shares:
Basic	16,765	16,844	16,856	16,857
Diluted	16,856	16,903	16,927	16,934
In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management has made assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Not considering the asset impairment charge recorded in the fourth quarter of fiscal 2013, the Company refined its estimates and assumptions for several asset and liability accounts. As a result, the Company recorded net favorable adjustments of $307 in the fourth quarter of 2013 and unfavorable adjustments of $80 in the fourth quarter of 2012, both net of tax. For fiscal 2013 and 2012, these adjustments were normal recurring adjustments of accrued estimates and adjustments related to sales discounts, inventory valuation, and contingencies.

Note 18—Commitments and Contingencies

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
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations. As of October 31, 2013, an evaluation was performed under the supervision, and with the participation, of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013.

Changes in Internal Control Over Financial Reporting

During fiscal 2013, the following occurred:

On December 28, 2012, the Company acquired the business and related assets of Albany-Chicago Company, LLC and on December 13, 2012, the Company acquired the business and certain assets of Atlantic Tool & Die - Alabama, Inc., both of which operated under their own set of systems and internal controls. The business and related assets of the Atlantic Tool & Die - Alabama acquisition have been integrated into the Pendergrass facility and incorporated into its existing control environment. The Company is substantially complete with the incorporation of the acquired operations of Albany-Chicago, LLC as they relate to internal controls, into its control environment.

On August 2, 2013, the Company acquired the business and related assets of Contech Castings, LLC, which operated under its own set of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company's own control environment. The Company expects to be substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2014.

There were no other changes in the Company’s internal control over financial reporting during fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Under the supervision and with the participation of the Company's management, including the PEO and PFO, the Company assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on the evaluation of internal control over financial reporting management has concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2013.
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

Item 9B.	Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Assurance.
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
Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of The Sherwin-Williams Company and AGCO Corporation. Mr. Moll is 74 years old.
Ramzi Hermiz, President and Chief Executive Officer.    In September 2012, Mr. Hermiz was appointed by the Board of Directors of the Company as President and Chief Executive Officer. Mr. Hermiz has extensive senior management experience in the automotive parts industry. Prior to joining the Company, Mr. Hermiz served as Senior Vice President, Vehicle Safety and Protection of Federal-Mogul Corporation (“Federal-Mogul”), a publicly held company that designs, engineers, manufactures and distributes technologies to improve fuel economy, reduce emissions and enhance vehicle safety, was a member of Federal-Mogul's strategy board since 2005, and a corporate officer since 2001. He served as Senior Vice President, Aftermarket Products and Services from 2007 to 2009 and Senior Vice President of Sealing Systems from 2005 to 2007. Mr. Hermiz held various Senior Management positions after joining Federal-Mogul in 1998 in connection with its acquisition of Fel-Pro, Inc. Mr. Hermiz is 48 years old.
Thomas M. Dugan, Vice President of Finance and Treasurer.    Mr. Dugan was promoted to the position of Vice President Finance and Treasurer on January 31, 2011. Mr. Dugan has been with the Company since December 1999. He served as Director of Finance until January 2001 when he was promoted to the position of Treasurer. Mr. Dugan is 49 years old.
Anthony M. Parente, Vice President Manufacturing Operations.    Mr. Parente has progressed steadily through the Company through different technical positions. Mr. Parente is Vice President Manufacturing Operations of the Company. Previously, he held the position of Engineering and Chief Technology Officer for the Company. Within the organization, Mr. Parente has served as group general manager and plant manager of the Ohio Welded Blank division. He began his career at MTD Automotive as an electrical apprentice in 1979 and he joined the Company through its acquisition of MTD Automotive in 1999. Mr. Parente is 52 years old.
David W. Jaeger, Vice President Sales and Business Development, Managing Director of Casting and Machining. Mr. Jaeger was named Vice President Sales and Business Development, Managing Director of Casting and Machinig of the Company in October 2013. In addition, he will continue his role as managing director of casting and machining. He has more than 30 years of automotive industry experience and came to the Company through the acquisition of Contech Castings, where he was the president and chief operating officer. In his current role, he is responsible for directing the Company’s sales and marketing, which will be critical in expanding business opportunities for all of the Company's product lines. He also has responsibility over the Company’s casting and machining business. Mr. Jaeger is 53 years old.

Item 11.	Executive Compensation.

Information with respect to executive compensation is set forth in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference.

Summary of Equity Compensation Plans

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2013.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	236,134	$9.93	991,125
Equity compensation plans not approved by security holders	—	—	—

Total	236,134	$9.93	991,125

For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 13 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions.
Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2013 and 2012.
Consolidated Statements of Income for the two years ended October 31, 2013 and 2012.
Consolidated Statements of Other Comprehensive Income for the two years ended October 31, 2013 and 2012.
Consolidated Statements of Cash Flows for the two years ended October 31, 2013 and 2012.
Consolidated Statements of Stockholders' Equity for the two years ended October 31, 2013 and 2012.
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

SCHEDULE II
SHILOH INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended	October 31, 2013	$482	$104	$245	$341
Year ended	October 31, 2012	$568	$(119)	$(33)	$482
Valuation allowance for deferred tax assets
Year ended	October 31, 2013	$4,401	$141	$528	$4,014
Year ended	October 31, 2012	$4,263	$305	$167	$4,401
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

Date: December 23, 2013

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer and Director (Principal Executive Officer)
Ramzi Hermiz		December 23, 2013

/s/ THOMAS M. DUGAN	Vice President of Finance and Treasurer (Principal Accounting and Principal Financial Officer)	December 23, 2013
Thomas M. Dugan

*	Chairman and Director	December 23, 2013
Curtis E. Moll

*	Director	December 23, 2013
Cloyd Abruzzo

*	Director	December 23, 2013
George G. Goodrich
George G. Goodrich
*	Director	December 23, 2013
David J. Hessler

*	Director	December 23, 2013
Dieter Kaesgen

*	Director	December 23, 2013
John J. Tanis

*	Director	December 23, 2013
Robert J. King, Jr.

*	Director	December 23, 2013
Jean Brunol

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

10.24
First Amendment Agreement, dated as of January 31, 2012, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 2, 2012 (Commission File No. 0-21964).

10.25
Second Amendment Agreement, dated as of December 26, 2012, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 31, 2012 (Commission File No. 0-21964).

10.26
On December 28, 2012, the Company, through a wholly-owned subsidiary, entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement, dated December 28, 2012 (the “Purchase Agreement”), among the subsidiary and all of the equity owners of Albany-Chicago Company LLC (“Albany-Chicago”), a producer of aluminum die cast and machined parts for the motor vehicle industry, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 31, 2012 (Commission File No. 0-21964).

10.27
Membership Interest Purchase Agreement, dated December 28, 2012, among Shiloh Die Cast LLC and all the equity owners of Albany-Chicago Company LLC, is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q filed with the Commission on March, 1, 2013 (Commission File No. 0-21964)

10.28
Third Amendment Agreement, dated as of June 4, 2013, among Shiloh Industries, Inc., the other lenders party thereto, The Privatebank and Trust Company as co-lead arranger, sole book runner and administrative agent, PNC Capital Markets, LLC as co-lead arranger and PNC Bank, National Association as syndication agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 11, 2013 (Commission File No. 0-21964).

10.29	Membership Interest Purchase Agreement, dated August 2, 2012, among Shiloh Die Cast LLC and all the equity owners of Albany-Chicago Company LLC,

10.3
 Credit Agreement (the “Credit Agreement”) dated as of October 25, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K filed with the Commission on October 25, 2013 (Commission File No. 0-21964).

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