Form 10-Q
period 2014-01-31
SHILOH INDUSTRIES INC
filed 2014-02-26
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of February 25, 2014 was 17,136,784.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 31, 2014	October 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,023	$398
Accounts receivable, net of allowance for doubtful accounts of $294 and $341 at January 31, 2014 and October 31, 2013, respectively	98,977	116,837
Related-party accounts receivable	2,060	673
Inventories, net	48,645	42,924
Deferred income taxes	2,828	2,829
Prepaid expenses	3,804	3,095
Other assets	23	23
Total current assets	157,360	166,779
Property, plant and equipment, net	197,835	197,874
Goodwill	6,768	6,768
Intangible assets, net	17,060	17,605
Deferred income taxes	328	—
Other assets	2,708	2,927
Total assets	$382,059	$391,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$771	$882
Accounts payable	77,736	87,977
Accrued income taxes	1,530	1,666
Other accrued expenses	24,407	26,416
Total current liabilities	104,444	116,941
Long-term debt	116,726	119,384
Long-term benefit liabilities	21,331	21,287
Deferred income taxes	1,048	969
Other liabilities	2,286	2,223
Total liabilities	245,835	260,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,131,784 and 17,031,316 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	171	170
Paid-in capital	66,855	66,312
Retained earnings	95,688	90,749
Accumulated other comprehensive loss: Pension related liability, net	(26,490)	(26,082)
Total stockholders’ equity	136,224	131,149
Total liabilities and stockholders’ equity	$382,059	$391,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2014	2013
Revenues	$183,539	$145,383
Cost of sales	165,693	134,645
Gross profit	17,846	10,738
Selling, general and administrative expenses	10,945	6,614
Asset recovery, net of impairments	(1,120)	(7)
Operating income	8,021	4,131
Interest expense	886	430
Interest income	3	6
Other expense	18	23
Income before income taxes	7,120	3,684
Provision for income taxes	2,181	1,101
Net income	$4,939	$2,583
Earnings per share:
Basic earnings per share	$0.29	$0.15
Basic weighted average number of common shares	17,113	16,988
Diluted earnings per share	$0.29	$0.15
Diluted weighted average number of common shares	17,208	17,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2014	2013
Net income	$4,939	$2,583
Other comprehensive income, net of tax:
Defined benefit pension plans & other postretirement benefits
Actuarial net loss	(540)	—
Asset net loss	(386)	—
Recognized gain	269	—
Income tax - benefit	249	—
Total defined benefit pension plans & other post retirement benefits, net of tax	(408)	—
Comprehensive income, net	$4,531	$2,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,939	$2,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,419	4,252
Asset recovery, net of impairments	(1,120)	(7)
Amortization of deferred financing costs	261	75
Deferred income taxes	—	5
Stock-based compensation expense	150	187
Gain on sale of assets	(127)	—
Changes in operating assets and liabilities:
Accounts receivable	16,473	6,908
Inventories	(5,721)	1,265
Prepaids and other assets	(734)	(283)
Payables and other liabilities	(14,508)	(17,477)
Accrued income taxes	(136)	808
Net cash provided by (used for) operating activities	5,896	(1,684)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,781)	(5,769)
Acquisitions, net of cash acquired	—	(62,684)
Proceeds from sale of assets	1,253	7
Net cash used for investing activities	(2,528)	(68,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(4,226)
Payment of capital lease	(16)	—
Proceeds from long-term borrowings	2,600	78,850
Repayments of long-term borrowings	(5,618)	(4,300)
Payment of deferred financing costs	(16)	(307)
Proceeds from exercise of stock options	307	79
Net cash provided by (used for) financing activities	(2,743)	70,096
Net increase (decrease) in cash and cash equivalents	625	(34)
Cash and cash equivalents at beginning of period	398	174
Cash and cash equivalents at end of period	$1,023	$140
Supplemental Cash Flow Information:
Cash paid for interest	$772	$331
Cash paid for income taxes	$2,168	$61

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$467	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1—Basis of Presentation
The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Revenues and operating results for the three months ended January 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—New Accounting Standards
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220) - "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. Effective February 1, 2013, the Company adopted ASU No. 2013-02. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition.
The new accounting standard, "Comprehensive Income", became effective for fiscal years beginning after December 15, 2011, which for the Company was the first quarter ended January 31, 2013. This standard requires that other comprehensive income be presented as either a separate statement, or as an addition to the statement of income and prohibits the presentation of other comprehensive income in the statement of shareholders' equity. The Company has adopted this new guidance and it did not have a material impact on the condensed consolidated financial statements.
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

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $56,390, consisting of $56,792, ($56,337 net of cash acquired) in cash on the date of acquisition. Of this amount, $3,000 in cash was placed into escrow, and serves as security for any indemnification claims made by the Company under the Purchase Agreement. Subsequent to the acquisition date, $381 of working capital adjustments were paid during the second quarter of fiscal 2013 to the seller, a reduction in purchase price of $850 as a result of a settlement agreement on asset valuation for tax purposes occurred during the third quarter of fiscal 2013, which was taken out of the escrow balance, and a working capital adjustment of $67 paid to the seller during the third quarter of fiscal 2013. During the first quarter of fiscal 2014, certain settlements occurred resulting in $1,000 in escrow funds being returned to the Company for settlement of excess tooling expenses and was included in the Company's operating results and $200 in escrow funds being released to the sellers for volumes on certain programs exceeding agreed levels, leaving a remaining escrow balance of $950.

The acquisition of Pleasant Prairie has been accounted for using the acquisition method in accordance with the FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The final purchase price allocation was as follows:

Cash and cash equivalents	$455
Accounts receivable	9,195
Inventory	2,711
Prepaid assets and other	1,851
Property, plant and equipment	26,100
Goodwill	5,492
Intangible assets	16,056
Other non-current assets	67
Accounts payable and other	(5,537)
Net assets acquired	$56,390

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

Atlantic Tool & Die - Alabama, Inc.

On December 13, 2012, the Company, through a wholly owned subsidiary, acquired certain assets of Atlantic Tool & Die - Alabama, Inc. (“Anniston”), a metal stamping, welding and value added assembly company. The fair value of consideration paid for the acquired assets was $6,347. The Company acquired Anniston in order to expand the diversity of our customer base and the availability of desired assets. The results of operations for Anniston are included in the Company's condensed consolidated financial statements from the date of acquisition.

The acquisition of Anniston has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed.

The Company utilized a third party to assist in the fair value determination of certain components of the final purchase price allocation, namely fixed assets and intangible assets. The Company acquired typical working capital items of inventories and other assets, net of certain employee benefit liabilities assumed, of $1,214, and property, plant and equipment of $5,361, resulting in a bargain purchase gain of $228. The Company was able to realize a gain on the acquisition as a result of the Company's ability to favorably negotiate the settlement of certain assumed liabilities, which was recognized in the fourth quarter of fiscal year 2013.

Contech Castings, LLC

On June 11, 2013, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Contech Agreement”), with Contech Castings, LLC (“Contech”) and its subsidiary Contech Casting Real Estate Holdings, LLC (“Contech Real Estate” and together with Contech, “Contech Sellers”). Contech is engaged in the business of die casting and machining motor vehicle parts and further producing engineered high pressure aluminum die cast and machined parts for the motor vehicle industry, and Contech Real Estate owned the real property used by Contech in its business. The acquisition closed on August 2, 2013. Under the terms of the Contech Agreement, the Company acquired the assets of the business located at the purchased facilities and assumed certain specified liabilities from the Contech Sellers for $42,187, after adjustments in working capital, certain assumed liabilities and amounts of capital expenditures. Of this amount, $3,825 in cash was placed into escrow, and serves as security for any indemnification claims made by the Company under the Contech Agreement.

The Company acquired Contech's businesses in order to further our investment in light weighting technologies, expand our capabilities in aluminum die casting machining and expand the diversity of our customer base, product offering and geographic footprint. Contech's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

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

Accounts receivable	$2,126
Inventory	1,529
Prepaid assets and other	170
Property, plant and equipment	39,956
Goodwill	1,276
Intangible assets	2,898
Accounts payable and other	(5,768)
Net assets acquired	$42,187

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

Pro Forma Consolidated Results

The following supplemental pro forma information presents the actual financial results for the three months ended January 31, 2014, and pro forma financial results for the three months ended January 31, 2013 as if the Pleasant Prairie acquisition had occurred on November 1, 2012. The pro forma results do not include any anticipated cost synergies, costs or other effects of the integration of Pleasant Prairie. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of approximately $383 for the three months ended January 31, 2013. Pro forma information related to the Anniston and Contech acquisitions are not included in the table below as their financial results were not considered to be significant to the Company's operating results for the periods presented.

Pro forma consolidated results	Three Months Ended January 31,
(in thousands, except for per share data):	2014	2013
Revenue	$183,539	$155,633
Net income	$4,939	$2,310
Basic earnings per share	$0.29	$0.14
Diluted earnings per share	$0.29	$0.14

Note 4—Asset Impairment and Recoveries

Asset recoveries of $1,120 were recorded during the first three months of fiscal 2014 and impairment recoveries of $7 were recorded during the first three months of fiscal 2013 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended January 31, 2014 and October 31, 2013 of $2,060 and $673, respectively, due from MTD Products Inc. and its affiliates.

Note 6—Inventories
Inventories consist of the following:

	January 31, 2014	October 31, 2013
Raw materials	$18,457	$16,827
Work-in-process	9,952	7,742
Finished goods	10,844	9,573
Total material	39,253	34,142
Tooling	9,392	8,782
Total inventory	$48,645	$42,924

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $100 and $853 at January 31, 2014 and October 31, 2013, respectively.

Customer reimbursed tooling inventories totaling $9,392 increased $610 from October 31, 2013, for tooling related to new program awards that go into production over the next two years.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2014	October 31, 2013
Land and improvements	$11,229	$11,050
Buildings and improvements	110,800	109,977
Machinery and equipment	415,477	411,847
Furniture and fixtures	11,722	11,568
Construction in progress	27,211	28,982
Total, at cost	576,439	573,424
Less: Accumulated depreciation	378,604	375,550
Property, plant and equipment, net	$197,835	$197,874

Depreciation expense was $5,874 and $4,140 for the periods ended January 31, 2014 and January 31, 2013, respectively.

Note 8—Goodwill and Intangible Assets

Goodwill

The following table reflects the carrying value of goodwill for the respective periods:

	January 31, 2014	October 31, 2013
Goodwill	$6,768	$6,768

Intangible Assets
The following table reflects intangible assets and related accumulated amortization:

	January 31, 2014
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(134)	$1,716
Non-compete (Albany-Chicago)	2 years	744	(403)	341
Customer Relationships (Albany-Chicago)	13 years	13,462	(1,053)	12,409
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(8)	158
Developed Technology (Contech)	5 years	2,707	(271)	2,436
		$18,954	$(1,894)	$17,060

	October 31, 2013
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(103)	$1,747
Non-compete (Albany-Chicago)	2 years	744	(310)	434
Customer Relationships (Albany-Chicago)	13 years	13,462	(771)	12,691
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(4)	162
Developed Technology (Contech)	5 years	2,707	(136)	2,571
		$18,954	$(1,349)	$17,605

Total amortization expense was $545 and $112 for the periods ended January 31, 2014 and January 31, 2013, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Remainder of 2014	$1,635
2015	1,779
2016	1,717
2017	1,717
2018	1,582
Thereafter	8,630
$17,060

Note 9—Financing Arrangements
Debt consists of the following:

	January 31, 2014	October 31, 2013
Credit Agreement —interest rate at 1.89% and 1.95% at January 31, 2014 and October 31, 2013, respectively	$114,500	$117,400
Equipment security note	2,343	2,461
Capital lease obligation	451	—
Insurance broker financing agreement	203	405
Total debt	117,497	120,266
Less: Current debt	771	882
Total long-term debt	$116,726	$119,384

The weighted average interest rate of all debt was 1.95% and 1.91% for the three months ended January 31, 2014 and January 31, 2013, respectively.

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

The Credit Agreement has a five-year term and provides for a $300 million secured revolving line of credit, which may be increased up to an additional $100 million subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase. Funds borrowed from the Credit Agreement were used to payoff borrowed funds under the Company's prior credit agreement.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2014, and October 31, 2013.

On December 30, 2013, the Company entered into a First Amendment Agreement (the “First Amendment”) amending the Agreement.

The First Amendment permits the incurrence of state or local Governmental Authority bonds as part of a government tax incentive program, the proceeds of which are used to finance or refinance the acquisition, construction, equipping or improvement of facilities or property used by the Company, subject to a cap of $30 million and certain other terms and conditions, and was executed in connection with the issuance of certain Development Authority of Jefferson, Georgia Taxable Industrial Development Revenue Bonds (Jefferson Blanking Inc.) Series 2013 with a principal amount not exceeding $8 million.

After considering letters of credit of $2,441 that the Company has issued, available funds under the Agreement were $183,059 at January 31, 2014.
Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% requiring an initial down payment of $186 due with the first monthly payment of $68. The monthly payments extend through April 2014. As of January 31, 2014, $203 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2014, $2,343 remained outstanding under this agreement and $480 was classified as current debt and $1,863 was classified as long term debt in the Company’s condensed consolidated balance sheets.

On December 27, 2013, the Company entered into a master lease agreement with The Huntington National Bank for machinery and equipment. The lease bears interest at a fixed rate of 3.054% and requires monthly payments of $8 through November 2018. As of January 31, 2014, $451 remained outstanding under this agreement and $88 was classified as current debt and $363 was classified as long term debt in the Company's condensed consolidated balance sheets.
Scheduled repayments under the terms of the Agreement including repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligation	Other Debt	Total
2014	$—	$480	$88	$203	$771
2015	—	492	91	—	583
2016	—	504	94	—	598
2017	—	516	97	—	613
2018	114,500	351	81	—	114,932
Total	$114,500	$2,343	$451	$203	$117,497

Note 10—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three months ended January 31, 2014 and 2013 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended January 31,		Three Months Ended January 31,
	2014	2013	2014	2013
Interest cost	$937	$815	$10	$8
Expected return on plan assets	(1,070)	(934)	—	—
Recognized net actuarial loss	269	348	10	12
Net periodic benefit cost	$136	$229	$20	$20

As part of a strategy to remove pension liability risk and reduce premium payments to the Pension Benefit Guaranty Corporation, the Company elected to allow lump sum distributions from the defined benefit pension plans. The FASB requires a special accounting charge for settling pension obligations in this manner. The Company records an estimated settlement charge at the time of the lump sun payments based on the discount rate in effect at the time.

The Company made contributions of $952 to the defined benefit pension plans during the three months ended January 31, 2014. The Company expects contributions to be $3,425 for the remainder of fiscal 2014.

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
1993 Key Employee Stock Incentive Plan
The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (as amended and restated December 12, 2002 and December 10, 2009) (the “Incentive Plan”), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 2,700,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of stock options is limited to 500,000 shares in a five-year period.

Non-qualified stock options, incentive stock options and restricted stock awards have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. Restricted stock awards vest ratably over a four year period. Incentive stock options have not been granted in fiscal 2013 or during the first quarter of 2014. On December 19, 2013, 67,000 shares of restricted stock were granted to several employees determined by the chief executive officer as incentives for future performance. The market value of the Company's stock on the date of award was $20.64.

Activity in the Company’s stock option plan for the three months ended January 31, 2014 and 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1, 2012	362,085	$9.99
Options:
Granted	—	$0.00
Exercised	(13,667)	$5.58
Canceled	(6,500)	$7.45
Outstanding at January 31, 2013	341,918	$10.21	6.54	$734
Options exercisable at January 31, 2013	267,585	$10.20	6.09	$621

Options outstanding at November 1, 2013	236,134	$9.93
Options:
Granted	—	$0.00
Exercised	(33,468)	$9.18
Canceled	(8,333)	$8.10
Outstanding at January 31, 2014	194,333	$10.13	5.68	$962
Options exercisable at January 31, 2014	184,666	$10.24	5.56	$894

At January 31, 2014 the exercise price of all of the Company's stock option grants was higher than the market value of the Company's stock and at January 31, 2013, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. These grants are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
For the three months ended January 31, 2014 and 2013, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $83 and $114, respectively. For the first quarter of fiscal 2014, there was no impact on earnings per share and for the first quarter of fiscal 2013 the impact on earnings per share was a reduction of $0.01 per share basic and diluted. The total compensation cost related to unvested awards not yet recognized is expected to be a combined total of $67 over the next two fiscal years. For the three months ended January 31, 2014 and 2013, the total compensation cost related to the restricted stock currently vested was $67 and $73, respectively. The total estimated compensation cost related to the non-vested restricted stock is $339 over the next two fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2014, 118,572 stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three months ended January 31, 2013, 329,906 stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended January 31,
	2014	2013
Net income available to common stockholders	$4,939	$2,583
Basic weighted average shares	17,113	16,988
Effect of dilutive securities:
Stock options	95	52
Diluted weighted average shares	17,208	17,040
Basic income per share	$0.29	$0.15
Diluted income per share	$0.29	$0.15

Comprehensive Income
Comprehensive income for the three months ended January 31, 2014 and 2013 was $4,531 and $2,583, respectively. Beginning with the first quarter of fiscal year 2014, the pension plan will be remeasured on a quarterly basis. Comprehensive income includes an adjustment of $249 to estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income.

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

Note 13—Commitments and Contingencies
The Company is from time to time involved in legal proceedings, claims or investigations. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

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
The Company also builds modular assemblies, which include components used in the structural and powertrain systems of a vehicle. Structural systems include bumper beams, door impact beams, steering column supports, chassis components and structural underbody modules. Powertrain systems consist of deep draw components, such as oil pans, transmission pans, valve covers and casting transmission components. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has seventeen wholly-owned subsidiaries at locations in Alabama, Georgia, Indiana, Kentucky, Michigan, Ohio, Tennessee, Wisconsin, and Mexico.

The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in North America. As a result, the Company’s revenues are dependent upon the North American production of automobiles and light trucks of the traditional domestic manufacturers, such as Chrysler, Ford, and General Motors and the Asian OEMs (defined as Honda, Hyundai, Renault/Nissan, Subaru, and Toyota) and BMW, Daimler, Tesla and Volkswagen. According to industry statistics (published by IHS Automotive), production volumes for the three months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended January 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	2,085	1,992	93	4.7%
Asian OEM's	1,424	1,360	64	4.7%
Other OEM's	270	296	(26)	(8.8)%
Total	3,779	3,648	131	3.6%

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

Capacity utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. We continue to adapt our capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. We deploy new technologies to differentiate our products from our competitors' and to achieve higher quality and productivity. The Company believes that it has sufficient capacity to meet its current and expected manufacturing needs.

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

For the Company's aluminum die casting operations, the cost of aluminum may be handled in two ways. The primary method used by the Company is to secure quarterly aluminum purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method used by the Company is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

Engineered scrap metal is a planned by-product of the Company’s processing operations and is accounted for in our quoted cost to each customer. Net proceeds from the disposition of scrap metal contribute to gross margin by offsetting the increases in the cost of metal and the attendant costs of quality and availability. Changes in the price of metal may impact the Company’s results of operations because raw material costs are the largest component of cost of sales in processing directly owned metal. The Company actively manages its exposure to changes in the price of metal and, in most instances, can pass along the price fluctuations of metal to its customers.

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American automotive industry, which is driven by the macro-economic factors that impact consumer income and confidence levels, housing sales, gasoline prices, automobile discount and incentive offers and perceptions about global economic stability. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

The production of cars and light trucks for fiscal year 2014 in North America according to industry forecasts (published by IHS Automotive in February 2014) is currently predicted to increase to approximately 16,758,000 units, which reflects an improvement of 4.2% over fiscal year 2013’s vehicle production of approximately 16,086,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America.

The Company closely monitors the customer release volumes as the overall economic environment in North America reflects improvement and there is evidence that the U.S. economy is strengthening. However, the U.S. government fiscal policy could impact levels of unemployment and consumer confidence, which could adversely impact consumer demand for vehicles.

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

Revenue Recognition. The Company recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues are recognized in the period when management believes that such amounts become probable, based on management’s estimates.

Allowance for Doubtful Accounts. The Company evaluates the collectability of accounts receivable based on several factors. In circumstances when the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, a general allowance for doubtful accounts is estimated based on historical write-offs and the current financial condition of customers. The financial condition of the Company’s customers is dependent on, among other things, the general economic environment, which may substantially change. This variability may affect the recoverability of amounts due to the Company from its customers.

The Company carefully assesses the risks posed by each of its customers and considers compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and its net account receivable / account payable position with customers, if applicable, in establishing the allowance.

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

Impairment of Long-lived Assets. The Company has historically performed an annual impairment analysis of long-lived assets. However, when significant events, which meet the definition of a “triggering event” in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the Company overall. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American car builds (published by IHS Automotive), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. See Note 4 to the condensed consolidated financial statements for a discussion of the impairment recoveries recorded in fiscal years 2014 and 2013. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Intangible Assets. Intangible assets with definitive lives are amortized over their estimated useful lives. The Company amortizes its acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to fifteen years. See Note 8 to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense. Amortization of trade names, trademarks, developed technologies, customer relationships and non-compete agreements is included within selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $6,768 as of January 31, 2014, or 2% of our total assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, we will perform quantitative impairment testing at the reporting unit level.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At January 31, 2014 and October 31, 2013, the amount accrued for group insurance and workers’ compensation claims was $3,931 and $3,625, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2013, the resulting discount rate from the use of the Principal Curve was 4.50%, a increase of 0.75% from a year earlier that resulted in an increase of the benefit obligation of approximately $4,470. A change of 25 basis points in the discount rate at October 31, 2013 would increase or decrease expense on an annual basis by approximately $3.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets at October 31, 2013 would increase or decrease pension assets by approximately $154.

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

Results of Operations
Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

REVENUES. Sales for the first quarter of fiscal 2014 were $183,539, an increase of $38,156 from last year’s first quarter sales of $145,383, or 26.2%. Of the increased sales, approximately $12,000 came from an increase in the production volumes of the North American car and light truck manufacturers along with sales from new program launches. According to industry statistics, North American car and light truck production in the first quarter of fiscal 2014 increased 3.6% from production levels in the first quarter of fiscal 2013. Sales of engineered scrap driven by increased production volumes along with improved scrap prices resulted in increased sales of approximately $2,030. Sales from the strategic acquisitions completed in fiscal 2013 increased sales by approximately $24,120 during the three months ended January 31, 2014.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2014 was $17,846 compared to gross profit of $10,738 in the first quarter of fiscal 2013, an increase of $7,108. Gross profit as a percentage of sales was 9.7% in the first quarter of fiscal 2014 and 7.4% in the first quarter of fiscal 2013. Gross profit in the first quarter of fiscal 2014 was favorably impacted by approximately $3,070 from the increased sales volume, and includes the $1,000 benefit from the Pleasant Prairie escrow settlement related to tooling expenses. A favorable change in sales mix during the first quarter of fiscal 2014 compared to the first quarter of 2013 resulted in a gross margin increase of approximately $3,510. Manufacturing expenses increased by approximately $2,830 in the first quarter of 2014 compared to the first quarter of 2013. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $2,120 as the Company's workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $950 in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Expenses for depreciation and other fixed costs were reduced by approximately $240 in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Gross profit was favorably impacted by approximately $3,360 by the businesses acquired during 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $10,945 in the first quarter of fiscal 2014 were $4,331 more than expenses of $6,614 in the same period of the prior year. As a percentage of sales, these expenses were 6.0% of sales in the first quarter of fiscal 2014 and 4.5% in the first quarter of fiscal 2013. The increase reflects our investment in additional personnel and related expenses, including personnel from the businesses acquired, of approximately $2,300, an increase of approximately $1,480 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $550, consisting of approximately $410 from the amortization of intangible assets acquired and approximately $140 in other administrative expenses.

ASSET RECOVERIES. Asset recoveries of $1,120 were recorded during the first three months of fiscal 2014 and impairment recoveries of $7 were recorded during the first three months of fiscal 2013 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2014 was $886, compared to interest expense of $430 during the first quarter of fiscal 2013. The increase in interest expense was the result of higher average borrowing of funds for funding acquisition activities. Borrowed funds averaged $118,881 during the first quarter of fiscal 2014 and the weighted average interest rate was 1.95%. In the first quarter of fiscal 2013, borrowed funds averaged $58,600 and the weighted average interest rate of debt was 1.91%.

OTHER EXPENSE. Other expense, net was $18 for the first quarter of fiscal 2014 and $23 in the first quarter of fiscal 2013. Both are the result of currency transaction losses realized by the Company's Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes in the first quarter of fiscal 2014 was an expense of $2,181 on income before taxes of $7,120 for an effective tax rate of 30.6%. The provision for income taxes in the first quarter of fiscal 2013 was an expense of $1,101 on income before taxes of $3,684 for an effective tax rate of 29.9%. The estimated effective tax rate for the first quarter of fiscal 2014 has slightly increased compared to the first quarter of fiscal 2013 primarily because the research credit, which expired at the end of 2013, and was offset by the Company’s Mexican subsidiary generating larger profits in first quarter of fiscal 2014 compared to first quarter of fiscal 2013. Effective January 1, 2014, Mexico passed certain tax law changes which management has reviewed and determined that there would be no material effect.

NET INCOME. Net income for the first quarter of fiscal 2014, improved 91.2% compared to the first quarter of 2013 and was $4,939, or $0.29 per share, diluted. Net income for first the quarter of fiscal 2013 was $2,583, or $0.15 per share, diluted.

Liquidity and Capital Resources

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

The Credit Agreement has a five-year term and provides for a $300 million secured revolving line of credit, which may be increased up to an additional $100 million subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase. Funds borrowed from the Credit Agreement were used to payoff borrowed funds under the Company's prior credit agreement.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2014, and October 31, 2013.

On December 30, 2013, the Company entered into a First Amendment Agreement (the “First Amendment”) amending the Agreement.

The First Amendment permits the incurrence of state or local Governmental Authority bonds as part of a government tax incentive program, the proceeds of which are used to finance or refinance the acquisition, construction, equipping or improvement of facilities or property used by the Company, subject to a cap of $30 million and certain other terms and conditions, and was executed in connection with the issuance of certain Development Authority of Jefferson, Georgia Taxable Industrial Development Revenue Bonds (Jefferson Blanking Inc.) Series 2013 with a principal amount not exceeding $8 million.

After considering letters of credit of $2,441 that the Company has issued, available funds under the Agreement were $183,059 at January 31, 2014.

In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% requiring an initial down payment of $186 due with the first monthly payment of $68. The monthly payments extend through April 2014. As of January 31, 2014, $203 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2014, $2,343 remained outstanding under this agreement and $480 was classified as current debt and $1,863 was classified as long term debt in the Company’s condensed consolidated balance sheets.

On December 27, 2013, the Company entered into a master lease agreement with The Huntington National Bank for machinery and equipment. The lease bears interest at a fixed rate of 3.054% and requires monthly payments of $8 through November 2018. As of January 31, 2014, $451 remained outstanding under this agreement and $88 was classified as current debt and $363 was classified as long term debt in the Company's condensed consolidated balance sheets.

Scheduled repayments under the terms of the Agreement including repayments of other debt for the next five years are listed below:

Twelve Months ended January 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligation	Other Debt	Total
2014	$—	$480	$88	$203	$771
2015	—	492	91	—	583
2016	—	504	94	—	598
2017	—	516	97	—	613
2018	114,500	351	81	—	114,932
Total	$114,500	$2,343	$451	$203	$117,497

At January 31, 2014, total debt was $117,497 and total equity was $136,224, resulting in a capitalization rate of 46.3% debt, 53.7% equity. Current assets were $157,360 and current liabilities were $104,444 resulting in positive working capital of $52,916.

For the three months ended January 31, 2014, operations generated $10,522 of cash flow compared to $7,095 in the first quarter of 2013.

Changes in operating assets and liabilities since October 31, 2013 were a use of funds of $4,626. During the first quarter of fiscal 2014, accounts receivable and related party receivables increased by $16,473, inventory increased by $5,721 and accounts payable decreased by $10,241.

Cash capital expenditures in the first three months of fiscal 2014 were $3,781. The Company had unpaid capital expenditures of approximately $1,593, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for fiscal 2014 are approximately $37,000, subject to change based on business conditions.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Agreement through maturity of the Agreement in October 2018, as well as pension contributions totaling $4,377 during fiscal 2014, capital expenditures for fiscal 2014 and scheduled payments for the equipment security note, capital lease and repayment of the other other debt of $203.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of January 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014.

On December 28, 2012, the Company acquired the business and related assets of Albany-Chicago Company, LLC, which operated under its own set of systems and internal controls. The Company is substantially complete with the incorporation of the acquired operations as they relate to internal controls as of the end of the first quarter of fiscal 2014. The Company anticipates completing the incorporation of the acquired operations as they relate to internal controls, into its control environment during the second quarter of fiscal 2014.

On August 2, 2013, the Company acquired the business and related assets of Contech Castings, LLC, which operated under its own set of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company's own control environment. The Company expects to be complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during the second quarter of fiscal 2014.

There were no other changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.        Other Information

None

Item 6.	Exhibits

10.1
First Amendment to the Credit Agreement, dated December 30, 2013, among Shiloh Industries, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.

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
Date: February 26, 2014

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.