Form 10-Q
period 2014-04-30
SHILOH INDUSTRIES INC
filed 2014-05-23
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of May 22, 2014 was 17,194,784.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	April 30, 2014	October 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$579	$398
Investment in marketable securities	1,631	—
Accounts receivable, net of allowance for doubtful accounts of $379 and $341 at April 30, 2014 and October 31, 2013, respectively	120,638	116,837
Related-party accounts receivable	3,032	673
Inventories, net	53,907	42,924
Deferred income taxes	2,828	2,829
Prepaid expenses	5,862	3,095
Other assets	—	23
Total current assets	188,477	166,779
Property, plant and equipment, net	198,556	197,874
Goodwill	10,098	6,768
Intangible assets, net	16,516	17,605
Other assets	2,879	2,927
Total assets	$416,526	$391,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$798	$882
Accounts payable	99,557	87,977
Accrued income taxes	1,876	1,666
Other accrued expenses	27,526	26,416
Total current liabilities	129,757	116,941
Long-term debt	118,550	119,384
Long-term benefit liabilities	19,904	21,287
Deferred income taxes	644	969
Interest rate swap agreement	903	—
Other liabilities	1,921	2,223
Total liabilities	271,679	260,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,194,784 and 17,031,316 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	172	170
Paid-in capital	67,605	66,312
Retained earnings	103,817	90,749
Accumulated other comprehensive loss, net	(26,747)	(26,082)
Total stockholders’ equity	144,847	131,149
Total liabilities and stockholders’ equity	$416,526	$391,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Net revenues	$208,972	$182,146	$392,511	$327,529
Cost of sales	187,971	162,810	353,663	297,456
Gross profit	21,001	19,336	38,848	30,073
Selling, general and administrative expenses	11,208	7,828	22,153	14,440
Asset recovery	(2,906)	—	(4,026)	(7)
Operating income	12,699	11,508	20,721	15,640
Interest expense	927	564	1,813	994
Interest income	2	13	5	19
Other expense	25	22	44	46
Income before income taxes	11,749	10,935	18,869	14,619
Provision for income taxes	3,620	3,686	5,801	4,787
Net income	$8,129	$7,249	$13,068	$9,832
Earnings per share:
Basic earnings per share	$0.48	$0.43	$0.77	$0.58
Basic weighted average number of common shares	17,081	16,998	17,063	16,993
Diluted earnings per share	$0.47	$0.43	$0.76	$0.58
Diluted weighted average number of common shares	17,158	17,043	17,148	17,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Net income	$8,129	$7,249	$13,068	$9,832
Other comprehensive income, net of tax:
Defined benefit pension plans & other postretirement benefits
Actuarial net gain	269	—	538	—
Asset net loss	(606)	—	(1,145)	—
Recognized gain	717	—	331	—
Income tax - (expense) benefit	(144)	—	105	—
Total defined benefit pension plans & other post retirement benefits, net of tax	236	—	(171)	—
Marketable securities:
Unrealized gain on marketable securities	104	—	104	—
Income taxes on marketable securities	(37)	—	(37)	—
Unrealized gain on marketable securities, net of tax	67	—	67	—
Derivatives and hedging:
Unrealized loss on interest rate swap agreements	(903)	—	(903)	—
Income taxes on interest rate swap agreements	342	—	342	—
Change in fair value of derivative instruments, net of tax	(561)	—	(561)	—
Comprehensive income, net	$7,871	$7,249	$12,403	$9,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,068	$9,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,885	9,392
Asset recovery	(4,026)	(7)
Amortization of deferred financing costs	465	150
Deferred income taxes	86	36
Stock-based compensation expense	289	374
Gain on sale of assets	(131)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,986)	(18,029)
Inventories	(10,983)	5,945
Prepaids and other assets	(3,143)	479
Payables and other liabilities	8,173	920
Accrued income taxes	210	3,300
Net cash provided by operating activities	10,907	12,392
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,549)	(12,449)
Investment in marketable securities	(1,527)	—
Acquisitions, net of cash acquired	(349)	(63,066)
Proceeds from sale of assets	4,163	7
Net cash used for investing activities	(9,262)	(75,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(4,226)
Payment of capital leases	(56)	—
Proceeds from long-term borrowings	8,600	81,750
Repayments of long-term borrowings	(10,737)	(14,200)
Payment of deferred financing costs	(16)	(349)
Proceeds from exercise of stock options	745	110
Net cash provided by (used for) financing activities	(1,464)	63,085
Net increase (decrease) in cash and cash equivalents	181	(31)
Cash and cash equivalents at beginning of period	398	174
Cash and cash equivalents at end of period	$579	$143

Supplemental Cash Flow Information:
Cash paid for interest	$1,522	$789
Cash paid for income taxes	$5,713	$1,341

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$1,679	$—

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

Revenues and operating results for the six months ended April 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—New Accounting Standards
There were no new accounting pronouncements adopted or issued during the six month period ended April 30, 2014 that have had or are expected to have a material impact on our financial statements.

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

The Company acquired Pleasant Prairie in order to further our investment in lightweighting technologies and expand the diversity of our customer base, product offering and geographic footprint. Pleasant Prairie's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $56,390, consisting of $56,792 ($56,337 net of cash acquired), in cash on the date of acquisition. Of this amount, $3,000 in cash was placed into escrow, and serves as security for any indemnification claims made by the Company under the Purchase Agreement. Subsequent to the acquisition date, $381 of working capital adjustments were paid during the second quarter of fiscal 2013 to the seller, a reduction in purchase price of $850 as a result of a settlement agreement on asset valuation for tax purposes occurred during the third quarter of fiscal 2013, which was taken out of the escrow balance, and a working capital adjustment of $67 paid to the seller during the third quarter of fiscal 2013. During the first quarter of fiscal 2014, certain settlements occurred resulting in $1,000 in escrow funds being returned to the Company for settlement of excess tooling expenses and was included in the Company's operating results and $200 in escrow funds being released to the sellers for volumes on certain programs exceeding agreed levels, leaving a remaining escrow balance of $950.

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

Contech Castings, LLC

On June 11, 2013, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Contech Agreement”), with Contech Castings, LLC (“Contech”) and its subsidiary Contech Casting Real Estate Holdings, LLC (“Contech Real Estate” and together with Contech, “Contech Sellers”). Contech is engaged in the business of die casting and machining motor vehicle parts and further producing engineered high pressure aluminum die cast and machined parts for the motor vehicle industry, and Contech Real Estate owned the real property used by Contech in its business. The acquisition closed on August 2, 2013. Under the terms of the Contech Agreement, the Company acquired the assets of the business located at the purchased facilities and assumed certain specified liabilities from the Contech Sellers for $42,536, consisting of $42,187 in cash on the date of the acquisition after adjustments in working capital, certain assumed liabilities and amounts of capital expenditures. Of this amount, $3,825 in cash was placed into escrow, and serves as security for any indemnification claims made by the Company under the Contech Agreement. Subsequent to the acquisition date, $349 of settlements were paid to the seller net of certain closing costs refunded to the Company during the second quarter of fiscal 2014

The Company acquired Contech's businesses in order to further enhance our investment in lightweighting technologies, expand our capabilities in aluminum die casting machining and expand the diversity of our customer base, product offering and geographic footprint. Contech's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

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

Accounts receivable	$2,126
Inventory	1,529
Prepaid assets and other	170
Property, plant and equipment	36,976
Goodwill	4,605
Intangible assets	2,898
Accounts payable and other	(5,768)
Net assets acquired	$42,536

The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely property, plant and equipment and intangible assets. As a result of the valuation completed during the quarter ended April 30, 2014, the assigned value to property, plant and equipment was revised to $36,976, which is a reduction of $2,981 from the previous estimate, and resulted in an increase to goodwill and a decrease to property, plant and equipment by the corresponding amount.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Contech. The total amount of goodwill expected to be deductible for tax purposes is $4,605 and is estimated to be deductible over approximately 15 years.

Of the $2,898 of acquired intangible assets, $25 was assigned to trade names with an estimated useful life of approximately 0.25 years, $166 was assigned to trademarks with an estimated useful life of approximately 10 years, and $2,707 was assigned to developed technologies with an estimated useful life of 5 years. The Company utilized a third party to assist in assigning a fair value to acquired intangible assets. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $2,898 and is estimated to be deductible over approximately 15 years.

Pro Forma Consolidated Results

The following supplemental pro forma information presents the actual financial results for the three and six months ended April 30, 2014 and pro forma financial results for the three months and six months ended April 30, 2013 as if the Pleasant Prairie acquisition had occurred on November 1, 2012. The pro forma results do not include any anticipated cost synergies, costs or other effects of the integration of Pleasant Prairie. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of $406 and $308 for the three months ended April 30, 2014 and April 30, 2013, respectively, and $811 and $691 six months ended April 30, 2014 and April 30, 2013, respectively. Pro forma information related to the Anniston and Contech acquisitions are not included in the table below as their financial results were not considered to be significant to the Company's operating results for the periods presented.

Pro forma consolidated results	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except for per share data):	2014	2013	2014	2013
Revenue	$208,972	$182,146	$392,511	$337,779
Net income	$8,129	$7,249	$13,068	$9,570
Basic earnings per share	$0.47	$0.43	$0.76	$0.56
Diluted earnings per share	$0.47	$0.43	$0.76	$0.56

Note 4—Asset Recoveries

Asset recoveries of $2,906 were recorded during the second quarter of fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

Asset recoveries of $4,026 were recorded during the first six months of fiscal 2014 and impairment recoveries of $7 were recorded during the first six months of fiscal 2013 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended April 30, 2014 and October 31, 2013 of $3,032 and $673, respectively, due from MTD Products Inc. and its affiliates.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc (LSE:VLS). As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473 which is being amortized over the remaining life of the related supplier agreement. The Company remeasures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative market-to-market favorable adjustment of $67, net of tax, was recordedas a gain to other comprehensive income for the six months ended April 30, 2014.

Note 6—Inventories
Inventories consist of the following:

	April 30, 2014	October 31, 2013
Raw materials	$21,729	$16,827
Work-in-process	9,322	7,742
Finished goods	9,253	9,573
Total material	40,304	34,142
Tooling	13,603	8,782
Total inventory	$53,907	$42,924

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $162 and $853 at April 30, 2014 and October 31, 2013, respectively.

Customer reimbursed tooling inventories totaling $13,603 as of April 30, 2014 increased $4,821 from October 31, 2013, for tooling related to new program awards that go into production over the next two years.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2014	October 31, 2013
Land and improvements	$11,259	$11,050
Buildings and improvements	111,081	109,977
Machinery and equipment	413,305	411,847
Furniture and fixtures	11,713	11,568
Construction in progress	33,784	28,982
Total, at cost	581,142	573,424
Less: Accumulated depreciation	382,586	375,550
Property, plant and equipment, net	$198,556	$197,874

Depreciation expense was $11,795 and $8,972 for the six months ended April 30, 2014 and April 30, 2013, respectively.

Note 8—Goodwill and Intangible Assets

Goodwill

The table below reflects the changes in the carrying value of goodwill for the six month period ending April 30, 2014:

	October 31, 2013	Fair Value Valuation	April 30, 2014
Goodwill	$6,768	$3,330	$10,098

The increase in goodwill of $3,330 is the result of the completion of the fair value valuation of acquired intangible assets and property, plant and equipment and other purchase price adjustments related to the Contech acquisition during the second quarter of 2014, that are detailed in Note 3.

Intangible Assets
The following table reflects intangible assets and related accumulated amortization:

	April 30, 2014
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(164)	$1,686
Non-compete (Albany-Chicago)	2 years	744	(496)	248
Customer Relationships (Albany-Chicago)	13 years	13,462	(1,335)	12,127
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(12)	154
Developed Technology (Contech)	5 years	2,707	(406)	2,301
		$18,954	$(2,438)	$16,516

	October 31, 2013
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(103)	$1,747
Non-compete (Albany-Chicago)	2 years	744	(310)	434
Customer Relationships (Albany-Chicago)	13 years	13,462	(771)	12,691
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(4)	162
Developed Technology (Contech)	5 years	2,707	(136)	2,571
		$18,954	$(1,349)	$17,605
Total amortization expense was $1,090 and $420 for the six months ended April 30, 2014 and April 30, 2013, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Remainder of 2014	$1,090
2015	1,779
2016	1,717
2017	1,717
2018	1,582
Thereafter	8,631
$16,516

Note 9—Financing Arrangements
Debt consists of the following:

	April 30, 2014	October 31, 2013
Credit Agreement —interest rate at 1.89% and 1.95% at April 30, 2014 and October 31, 2013, respectively	$115,500	$117,400
Equipment security note	2,224	2,461
Capital lease obligations	1,624	—
Insurance broker financing agreement	—	405
Total debt	119,348	120,266
Less: Current debt	798	882
Total long-term debt	$118,550	$119,384

The weighted average interest rate of all debt was 1.92% and 1.90% for the six months ended April 30, 2014 and April 30, 2013, respectively.

On October 25, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto. The Company's domestic subsidiaries have guaranteed certain of the Company's obligations under the Credit Agreement.

The Credit Agreement has a five-year term and provides for a $300,000 secured revolving line of credit, which may be increased up to an additional $100,000 subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase. Funds borrowed from the Credit Agreement were used to payoff borrowed funds under the Company's prior credit agreement.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2014, and October 31, 2013.

On December 30, 2013, the Company entered into a First Amendment Agreement (the “First Amendment”) amending the Credit Agreement.

The First Amendment permits the incurrence of state or local Governmental Authority bonds as part of a government tax incentive program, the proceeds of which are used to finance or refinance the acquisition, construction, equipping or improvement of facilities or property used by the Company, subject to a cap of $30,000 and certain other terms and conditions, and was executed in connection with the issuance of certain Development Authority of Jefferson, Georgia Taxable Industrial Development Revenue Bonds (Jefferson Blanking Inc.) Series 2013 with a principal amount not exceeding $8,000. As of April 30, 2014 , there were no borrowings under this agreement.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Credit Agreement were $182,320 at April 30, 2014.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% requiring an initial down payment of $186 due with the first monthly payment of $68. The monthly payments extended through April 2014. As of April 30, 2014, $0 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2014, $2,224 remained outstanding under this agreement and $483 was classified as current debt and $1,741 was classified as long term debt in the Company’s condensed consolidated balance sheets.

On December 27, 2013, the Company entered into a master lease agreement with The Huntington National Bank for machinery and equipment. The lease bears interest at a fixed rate of 3.05% and requires monthly payments of $8 through November 2018. As of April 30, 2014, $429 remained outstanding under this agreement and $89 was classified as current debt and $340 was classified as long term debt in the Company's condensed consolidated balance sheets.

On March 24, 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for machinery and equipment. The lease bears interest at a fixed rate of 3.55% and requires monthly payments of $22 through March 2019. As of April 30, 2014, $1,195 remained outstanding under this agreement and $226 was classified as current debt and $969 was classified as long term debt in the Company's condensed consolidated balance sheets.

On February 25, 2014, the Company entered into aninterest rate swap with an aggregate notional amount of $75,000 designated as fair value hedges of a portion of the Company's $300,000 secured revolving line of credit dated October 25, 2013 to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on a notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2015, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity which mature on February 28, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap is entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On April 30, 2014, the Company determined the mark-to-market adjustment for the interest rate swap to be a liability of $561, net of tax which is reflected in other comprehensive income.
Scheduled repayments under the terms of the Agreement including repayments of other debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2015	$—	$483	$315	$798
2016	—	495	326	821
2017	—	507	338	845
2018	—	520	349	869
2019	115,500	219	296	116,015
Total	$115,500	$2,224	$1,624	$119,348

Note 10—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and six months ended April 30, 2014 and 2013 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2014	2013	2014	2013
Interest cost	$937	$815	$9	$8
Expected return on plan assets	(1,070)	(934)	—	—
Recognized net actuarial loss	268	348	10	12
Net periodic benefit cost	$135	$229	$19	$20

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Interest cost	$1,874	$1,630	$19	$17
Expected return on plan assets	(2,141)	(1,867)	—	—
Recognized net actuarial loss	537	696	21	24
Net periodic benefit cost	$270	$459	$40	$41

The Company made contributions of $920 and $1,872 to the defined benefit pension plans during the three and six months ended April 30, 2014 respectively. The Company expects contributions to be $2,505 for the remainder of fiscal 2014.

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

Non-qualified stock options, incentive stock options and restricted stock awards have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. Restricted stock awards vest ratably over a four year period. Incentive stock options were not granted in fiscal 2013 or during the first six months of 2014. During the first six months of fiscal 2014, 77,000 shares of restricted stock were granted to several employees as incentives for future performance. The market value of the Company's stock on the date of awards ranged between $14.97 and $20.64.

Activity in the Company’s incentive plan for the six months ended April 30, 2014 and 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1, 2012	362,085	$9.99
Options:
Granted	—	$0.00
Exercised	(18,167)	$5.90
Canceled	(75,149)	$12.47
Outstanding at April 30, 2013	268,769	$9.57	6.53	$486
Options exercisable at April 30, 2013	207,771	$9.44	6.05	$432

Options outstanding at November 1, 2013	236,134	$9.93
Options:
Granted	—	$0.00
Exercised	(86,468)	$9.92
Canceled	(12,333)	$7.19
Outstanding at April 30, 2014	137,333	$9.73	5.76	$1,374
Options exercisable at April 30, 2014	127,666	$9.86	5.61	$1,262

At April 30, 2014, the exercise price of all of the Company's stock option grants were lower than the market value of the Company's stock. At April 30, 2013, the exercise price of some of the Company’s stock option grants were higher than the market value of the Company’s stock. The stock option grants whose exercise price is higher that the market value of the Company's stock are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
For the three and six months ended April 30, 2014 the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $22 and $106, respectively. For the three and six months ended April 30, 2013, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $114 and $228, respectively. For the three and six months ended April 30, 2014, there was no impact on earnings per share and for the three and six months ended April 30, 2013 the impact on earnings per share was a reduction of $0.01 per share basic and diluted. The total compensation cost related to unvested stock options not yet recognized is expected to be a combined total of $45 over the next two fiscal years. For the six months ended April 30, 2014 and 2013, the total compensation cost related to the restricted stock currently vested was $183 and $146, respectively. The total estimated compensation cost related to the non-vested restricted stock is $243 over the next two fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the six months ended April 30, 2014, 257 stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. There were no anti-dilutive stock options excludable from the computation of diluted earnings per share for the three months ended April 30, 2014. For the three and six months ended April 30, 2013, 72,535 and 67,793, respectively, stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Net income available to common stockholders	$8,129	$7,249	$13,068	$9,832
Basic weighted average shares	17,081	16,998	17,063	16,993
Effect of dilutive securities:
Stock options	77	45	85	48
Diluted weighted average shares	17,158	17,043	17,148	17,041
Basic income per share	$0.48	$0.43	$0.77	$0.58
Diluted income per share	$0.47	$0.43	$0.76	$0.58

Comprehensive Income
Comprehensive income for the six months ended April 30, 2014 and 2013 was $12,403 and $9,832, respectively. Beginning with the first quarter of fiscal year 2014, the pension plan will be remeasured on a quarterly basis. Comprehensive income includes an adjustment of $105 to estimated deferred taxes associated with the pension adjustments included in accumulated other comprehensive income. In addition, comprehensive income includes an unrealized gain, net of tax, on investment in marketable securities of $67 and an unrealized loss of $561, net of tax, on the change in fair value of derivative instruments, net of tax

Note 12—Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1:Observable inputs such as quoted prices in active markets;
Level 2:Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis are the Interest Rate Swap Contracts which is considered by management to be a Level 2 input based on the Income approach valuation technique.

Note 13—Commitments and Contingencies
The Company is from time to time involved in legal proceedings, claims or investigations. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially affect its financial condition, results of operations or cash flow.

Note 14—Subsequent Events

On May 21, 2014, Shiloh Holdings Sweden AB, a wholly-owned subsidiary of Shiloh Industries, Inc. (the “Subsidiary”), entered into a Share Sale and Purchase Agreement with Finnveden Bulten AB (publ.) and Finnveden AB (“Finnveden”), a wholly-owned subsidiary of Finnveden Bulten AB (publ.), pursuant to which the Subsidiary will purchase all of the issued and outstanding shares of Finnveden Metal Structures AB from Finnveden at a purchase price of SEK 372,300 (approximately $56,600 USD based on a SEK to USD foreign currency exchange rate in effect as of May 21, 2014) plus the assumption of indebtedness in the amount of SEK 118,200 ($17,960 USD), as adjusted for certain transfers of value, employee bonus payments and transaction expenses, plus accrued interest at a rate of 2% per annum from March 31, 2014 until the closing date of the transaction.

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

The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in North America. As a result, the Company’s revenues are dependent upon the North American production of automobiles and light trucks of the traditional domestic manufacturers, such as Chrysler, Ford, and General Motors, and the Asian OEMs (defined as Honda, Hyundai, Renault/Nissan, Subaru, and Toyota) and BMW, Daimler, Tesla and Volkswagen. According to industry statistics (published by IHS Automotive), production volumes for the three and six months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	2,356	2,230	126	5.7%
Asian OEM's	1,652	1,563	89	5.7%
Other OEM's	335	352	(17)	(4.8)%
Total	4,343	4,145	198	4.8%

	Six Months Ended April 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	4,435	4,222	213	5.0%
Asian OEM's	3,051	2,923	128	4.4%
Other OEM's	602	648	(46)	(7.1)%
Total	8,088	7,793	295	3.8%

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

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank operations is purchased through the customers’ steel resale programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been flat over the most recent quarters based on open capacity with the steel producers with nominal increases in demand. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

For the Company's aluminum die casting operations, the cost of aluminum may be handled one of two ways. The primary method used by the Company is to secure quarterly aluminum purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method used by the Company is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

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

The production of cars and light trucks for fiscal year 2014 in North America according to industry forecasts (published by IHS Automotive in April 2014) is currently predicted to increase to approximately 16,758,000 units, which reflects an improvement of 4.2% over fiscal year 2013’s vehicle production of approximately 16,086,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America.

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

The Company monitors purchases of inventory to insure that receipts coincide with shipments, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $10,098 as of April 30, 2014, or 2% of our total assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, we will perform quantitative impairment testing at the reporting unit level.

To quantitatively test goodwill for impairment, we estimate the fair value of a reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margin assumptions included in the plans are based in the current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At April 30, 2014 and October 31, 2013, the amount accrued for group insurance and workers’ compensation claims was $3,967 and $3,625, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award ranges from one to four years.

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

Derivative Instruments and Hedging Activities. The Company records derivative instruments in the consolidated balance sheet as either an asset or liability and as a component of other comprehensive income and measured at fair value. Changes in derivative instruments' fair value are recognized currently in earnings, unless the derivative instrument has been designated as a cash flow hedge and specific cash flow hedge accounting criteria are met. Under the cash flow hedge accounting, unrealized gains and losses are reflected in stockholder's equity as accumulated other comprehensive income (AOCI) until the forecasted transaction occurs. If the cash flow hedge is deemed ineffective, the derivative's gains or losses are then recognized in the statement of operations.

Results of Operations
Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013

REVENUES. Sales for the second quarter of fiscal 2014 were $208,972, an increase of $26,826 from last year’s second quarter sales of $182,146, or 14.7%. Of the increased sales, approximately $10,800 came from an increase in the production volumes of the North American car and light truck manufacturers along with sales from new program launches. According to industry statistics, North American car and light truck production in the second quarter of fiscal 2014 increased 4.8% from production levels in the second quarter of fiscal 2013. Sales of engineered scrap driven by increased production volumes increased sales of approximately $1,130. Sales from the strategic acquisitions completed in fiscal 2013 increased sales by approximately $14,900 during the three months ended April 30, 2014.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2014 was $21,001 compared to gross profit of $19,336 in the second quarter of fiscal 2013, an increase of $1,665. Gross profit as a percentage of sales was 10.0% in the second quarter of fiscal 2014 and 10.6% in the second quarter of fiscal 2013. Gross profit in the second quarter of fiscal 2014 was favorably impacted by approximately $3,020 from the increased sales volume. An unfavorable change in sales mix during the second quarter of fiscal 2014 compared to the second quarter of 2013 resulted in a gross margin decrease of approximately $310. Manufacturing expenses increased by approximately $3,180 in the second quarter of 2014 compared to the second quarter of 2013. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $1,190 as the Company's workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $1,210 in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Expenses for depreciation and other fixed costs increased by approximately $780 in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Other fixed costs increased in the second quarter of fiscal 2014 primarily because the Company recorded a favorable resolution from a personal property tax audit of $360 in the second quarter of fiscal 2013. Gross profit was favorably impacted by approximately $2,130 by the businesses acquired during 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $11,208 in the second quarter of fiscal 2014 were $3,380 more than expenses of $7,828 in the same period of the prior year. As a percentage of sales, these expenses were 5.4% of sales in the second quarter of fiscal 2014 and 4.3% in the second quarter of fiscal 2013. The increase reflects our investment in additional personnel and related expenses, including personnel from the businesses acquired, of approximately $1,480, an increase of approximately $1,650 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $250, consisting of approximately $140 from the amortization of intangible assets acquired and approximately $110 in other administrative expenses.

ASSET RECOVERIES. Asset recoveries of $2,906 were recorded during the second quarter of fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2014 was $927, compared to interest expense of $564 during the second quarter of fiscal 2013. The increase in interest expense was the result of higher average borrowing of funds for funding acquisition activities. Borrowed funds averaged $118,422 during the second quarter of fiscal 2014 and the weighted average interest rate was 1.92%. In the second quarter of fiscal 2013, borrowed funds averaged $92,200 and the weighted average interest rate of debt was 1.88%.

OTHER EXPENSE. Other expense, net was $25 for the second quarter of fiscal 2014 and $22 in the second quarter of fiscal 2013. Both are the result of currency transaction losses realized by the Company's Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes in the second quarter of fiscal 2014 was an expense of $3,620 on income before taxes of $11,749 for an effective tax rate of 30.8%. The provision for income taxes in the second quarter of fiscal 2013 was an expense of $3,686 on income before taxes of $10,935 for an effective tax rate of 33.7%. The estimated effective tax rate for the second quarter of fiscal 2014 has decreased compared to the second quarter of fiscal 2013 primarily because the Company’s Mexican subsidiary is generating larger profits in second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and reductions in our state FIN 48 liabilities offset by the research credit and alternative fuel tax credit that expired as of December 31, 2013.

NET INCOME. Net income for the second quarter of fiscal 2014, improved 12.1% compared to the second quarter of 2013 and was $8,129, or $0.47 per share, diluted. For second the quarter of fiscal 2013, net income was $7,249, or $0.43 per share, diluted.

Results of Operations
Six Months Ended April 30, 2014 Compared to Six Months Ended April 30, 2013

REVENUES. Sales for the first six months of fiscal 2014 were $392,511, an increase of $64,982 from last year’s first six months sales of $327,529, or 19.8%. Of the increased sales, approximately $22,790 came from an increase in the production volumes of the North American car and light truck manufacturers. According to industry statistics, North American car and light truck production for the first six months of fiscal 2014 increased by 3.8% from production levels for the first six months of fiscal 2013. Sales of engineered scrap driven by increased production volumes along with improved scrap prices resulted in increased sales of approximately $3,160. Sales by the strategic acquisitions completed in fiscal 2013 increased sales by approximately $39,030 for the first six months of fiscal 2014.

GROSS PROFIT. Gross profit for the first six months of fiscal 2014 was $38,848 compared to gross profit of $30,073 in the first six months of fiscal 2013, an increase of $8,775. Gross profit as a percentage of sales was 9.9% in the first six months of fiscal 2014 and 9.2% in the first six months of fiscal 2013. Gross profit in the first six months of fiscal 2014 was favorably impacted by approximately $6,140 from the increased sales volume, and includes the $1,000 benefit from the Pleasant Prairie escrow settlement in the first quarter of fiscal 2014 related to tooling expenses. A favorable change in sales mix during the first six months of fiscal 2014 compared to the first six months of 2013, resulting in a gross margin increase of approximately $3,150. Manufacturing expenses increased by approximately $6,000 in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $3,310 as the Company’s workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in North American vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $2,160 in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Expenses for depreciation and utilities increased by approximately $530 in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Gross profit was favorably impacted by approximately $5,480 by the businesses acquired during fiscal 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $22,153 in the first six months of fiscal 2014 were $7,713 more than expenses of $14,440 in the first six months of fiscal 2013. As a percentage of sales, these expenses were 5.6% of sales in the first six months of fiscal 2014 and 4.4% of sales in the first six months of fiscal 2013. The increase reflects our investment in additional personnel and personnel related expenses of approximately $3,780, an increase of approximately $3,130 from investments in new technology and increases in other administrative expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $800, consisting of approximately $550 from the amortization of intangible assets acquired and approximately $250 in other administrative expenses.

ASSET RECOVERIES. Asset recoveries of $4,026 were recorded during the first six months of fiscal 2014 and impairment recoveries of $7 were recorded during the first six months of fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2014 was $1,813, compared to interest expense of $994 during the first six months of fiscal 2013. The increase in interest expense was the result of higher average borrowing of funds for funding acquisition activities. Borrowed funds averaged $119,037 during the first six months of fiscal 2014 and the weighted average interest rate was 1.93%. In the first six months of fiscal 2013, borrowed funds averaged $68,633 and the weighted average interest rate of debt was 1.90%.

OTHER EXPENSE. Other expense, net was $44 for the first six months of fiscal 2014 and $46 in the first six months of fiscal 2013. Both are the result of currency transaction losses realized by the Company's Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first six months of fiscal 2014 was an expense of $5,801 on income before taxes of $18,869 for an effective tax rate of 30.7%. The provision for income taxes for the first six months of fiscal 2013 was an expense of $4,787 on income before taxes of $14,619 for an effective tax rate of 32.7%. The estimated effective tax rate for the first six months of fiscal 2014 has decreased compared to the first six months of fiscal 2013 primarily because the Company’s Mexican subsidiary is generating larger profits in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 and reductions in our state FIN 48 liabilities offset by the research credit and alternative fuel tax credit that expired as of December 31, 2013.

NET INCOME. Net income for the first six months of fiscal 2014 improved 32.9% compared to the first six months of 2013 and was $13,068, or $0.76 per share, diluted. Net income for the first six months of fiscal 2013 was $9,832 or $0.58 per share, diluted.

Liquidity and Capital Resources

On October 25, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto. The Company's domestic subsidiaries have guaranteed certain of the Company's obligations under the Credit Agreement.

The Credit Agreement has a five-year term and provides for a $300,000 secured revolving line of credit, which may be increased up to an additional $100,000 subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase. Funds borrowed from the Credit Agreement were used to payoff borrowed funds under the Company's prior credit agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus the applicable rate as referenced in the Credit Agreement or at the option of the Company the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate or (c) the Eurocurrency Rate plus 1.00%. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.20% - 0.35% based on the Company’s daily revolving exposure.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2014, and October 31, 2013.

On December 30, 2013, the Company entered into a First Amendment Agreement (the “First Amendment”) amending the Agreement.

The First Amendment permits the incurrence of state or local Governmental Authority bonds as part of a government tax incentive program, the proceeds of which are used to finance or refinance the acquisition, construction, equipping or improvement of facilities or property used by the Company, subject to a cap of $30,000 and certain other terms and conditions, and was executed in connection with the issuance of certain Development Authority of Jefferson, Georgia Taxable Industrial Development Revenue Bonds (Jefferson Blanking Inc.) Series 2013 with a principal amount not exceeding $8,000. As of April 30, 2014 , there were no borrowings under this agreement.

After considering letters of credit of $2,180 that the Company has issued, available funds under the Credit Agreement were $182,320 at April 30, 2014.

In July 2013, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.15% requiring an initial down payment of $186 due with the first monthly payment of $68. The monthly payments extended through April 2014. As of April 30, 2014, $0 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2014, $2,224 remained outstanding under this agreement and $483 was classified as current debt and $1,741 was classified as long term debt in the Company’s condensed consolidated balance sheets.

On December 27, 2013, the Company entered into a master lease agreement with The Huntington National Bank for machinery and equipment. The lease bears interest at a fixed rate of 3.05% and requires monthly payments of $8 through November 2018. As of April 30, 2014, $429 remained outstanding under this agreement and $89 was classified as current debt and $340 was classified as long term debt in the Company's condensed consolidated balance sheets.

On March 24, 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for machinery and equipment. The lease bears interest at a fixed rate of 3.55% and requires monthly payments of $22 through March 2019. As of April 30, 2014, $1,195 remained outstanding under this agreement and $226 was classified as current debt and $969 was classified as long term debt in the Company's condensed consolidated balance sheets.

On February 25, 2014, the Company entered into aninterest rate swap with an aggregate notional amount of $75,000 designated as fair value hedges of a portion of the Company's $300,000 secured revolving line of credit dated October 25, 2013 to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on a notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2015, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity which mature on February 28, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap is entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On April 30, 2014, the Company determined the mark-to-market adjustment for the interest rate swap to be a liability of $561, net of tax which is reflected in other comprehensive income.

Scheduled repayments under the terms of the Agreement including repayments of other debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2015	$—	$483	$315	$798
2016	—	495	326	821
2017	—	507	338	845
2018	—	520	349	869
2019	115,500	219	296	116,015
Total	$115,500	$2,224	$1,624	$119,348

At April 30, 2014, total debt was $119,348 and total equity was $144,847, resulting in a capitalization rate of 45.2% debt, 54.8% equity. Current assets were $188,477 and current liabilities were $129,757 resulting in positive working capital of $58,720.

For the six months ended April 30, 2014, operations, before changes in assets and liabilities, generated $22,636 of cash flow compared to $19,777 in the first six months of 2013.

Changes in operating assets and liabilities since October 31, 2013 were a use of funds of $11,729. During the first six months of fiscal 2014, accounts receivable and related party receivables increased by $6,160, inventory increased by $10,983 and accounts payable increased by $11,580.

Cash capital expenditures in the first six months of fiscal 2014 were $11,549. The Company had unpaid capital expenditures of approximately $2,238, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for fiscal 2014 are approximately $36,000, subject to change based on business conditions.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in October 2018, as well as pension contributions totaling $4,377 during fiscal 2014, capital expenditures for fiscal 2014 and scheduled payments for the equipment security note, capital lease and repayment of the other other debt of $203.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of April 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014.

On December 28, 2012, the Company acquired the business and related assets of Albany-Chicago Company, LLC, which operated under its own set of systems and internal controls. The Company completed the incorporation of the acquired operations as they relate to internal controls, into its control environment during the second quarter of fiscal 2014.

On August 2, 2013, the Company acquired the business and related assets of Contech Castings, LLC, which operated under its own set of systems and internal controls. The Company completed the incorporation of the acquired operations as they relate to internal controls, into its control environment during the second quarter of fiscal 2014.

There were no other changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: May 23, 2014

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.