Form 10-Q
period 2014-07-31
SHILOH INDUSTRIES INC
filed 2014-09-05
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
+1 (330) 558-2600
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of September 4, 2014 was 17,196,784.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 31, 2014	October 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,120	$398
Investment in marketable securities	1,381	—
Accounts receivable, net of allowance for doubtful accounts of $281 and $341 at July 31, 2014 and October 31, 2013, respectively	133,538	116,837
Related-party accounts receivable	198	673
Income tax receivable	326	—
Inventories, net	88,170	42,924
Deferred income taxes	2,508	2,829
Prepaid expenses	10,849	3,095
Other assets	—	23
Total current assets	248,090	166,779
Property, plant and equipment, net	234,174	197,874
Goodwill	17,541	6,768
Intangible assets, net	39,740	17,605
Deferred income taxes	2,521	—
Other assets	5,531	2,927
Total assets	$547,597	$391,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2,091	$882
Accounts payable	129,874	87,977
Accrued income taxes	—	1,666
Other accrued expenses	34,954	26,416
Total current liabilities	166,919	116,941
Long-term debt	205,841	119,384
Long-term benefit liabilities	19,116	21,287
Deferred income taxes	1,556	969
Interest rate swap agreement	1,360	—
Other liabilities	1,069	2,223
Total liabilities	395,861	260,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,192,179 and 17,031,316 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	172	170
Paid-in capital	67,755	66,312
Retained earnings	112,165	90,749
Accumulated other comprehensive loss, net	(28,356)	(26,082)
Total stockholders’ equity	151,736	131,149
Total liabilities and stockholders’ equity	$547,597	$391,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Net revenues	$216,389	$166,059	$608,900	$493,588
Cost of sales	194,289	149,685	547,952	447,142
Gross profit	22,100	16,374	60,948	46,446
Selling, general and administrative expenses	12,374	8,297	34,528	22,737
Asset recovery	—	(110)	(4,026)	(117)
Operating income	9,726	8,187	30,446	23,826
Interest expense	1,191	671	3,004	1,665
Interest income	(2)	(8)	(7)	(27)
Other (income) expense	(147)	29	(104)	74
Income before income taxes	8,684	7,495	27,553	22,114
Provision for income taxes	335	2,213	6,136	6,999
Net income	$8,349	$5,282	$21,417	$15,115
Earnings per share:
Basic earnings per share	$0.49	$0.31	$1.25	$0.89
Basic weighted average number of common shares	17,118	17,007	17,081	16,998
Diluted earnings per share	$0.49	$0.31	$1.25	$0.89
Diluted weighted average number of common shares	17,175	17,051	17,157	17,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Net income	$8,349	$5,282	$21,417	$15,115
Other comprehensive income, net of tax:
Defined benefit pension plans & other postretirement benefits
Actuarial net gain	268	—	806	—
Asset net loss	(816)	—	(1,962)	—
Recognized gain	318	—	649	—
Income tax - benefit	86	—	191	—
Total defined benefit pension plans & other post retirement benefits, net of tax	(144)	—	(316)	—
Marketable securities:
Unrealized gain on marketable securities	750	—	854	—
Income taxes on unrealized gain on marketable securities	(134)	—	(171)	—
Reclassification adjustments for gain on marketable securities included in net income	(365)	—	(365)	—
Total marketable securities, net of tax	251	—	318	—
Derivatives and hedging:
Unrealized loss on interest rate swap agreements	(457)	—	(1,360)	—
Income taxes on interest rate swap agreements	175	—	517	—
Change in fair value of derivative instruments, net of tax	(282)	—	(843)	—
Foreign currency translation adjustments:
Foreign currency translation loss	(1,433)	—	(1,433)	—
Income taxes on foreign currency translation	—	—	—	—
Unrealized loss on foreign currency translation, net of tax	(1,433)	—	(1,433)	—
Comprehensive income, net	$6,741	$5,282	$19,143	$15,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,417	$15,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,094	14,363
Asset recovery	(4,026)	(117)
Amortization of deferred financing costs	644	225
Deferred income taxes	(1,078)	472
Stock-based compensation expense	430	561
Gain on sale of assets	(429)	(3)
Gain on sale of marketable securities	(332)	—
Changes in operating assets and liabilities:
Accounts receivable	13,175	(212)
Inventories	(18,368)	6,833
Prepaids and other assets	(1,689)	239
Payables and other liabilities	(11,607)	(9,114)
Accrued income taxes	(1,992)	1,028
Net cash provided by operating activities	16,239	29,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,027)	(18,584)
Investment in marketable securities	(1,527)	—
Acquisitions, net of cash acquired	(66,469)	(67,723)
Proceeds from sale of assets	4,746	119
Proceeds from sale of marketable securities	967	—
Net cash used for investing activities	(86,310)	(86,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(4,226)
Payment of capital leases	(170)	—
Proceeds from long-term borrowings	104,100	81,750
Repayments of long-term borrowings	(23,756)	(19,900)
Payment of deferred financing costs	(150)	(526)
Proceeds from exercise of stock options	928	164
Net cash provided by financing activities	80,952	57,262
Effect of foreign currency exchange rate fluctuations on cash	(159)	—
Net increase in cash and cash equivalents	10,722	464
Cash and cash equivalents at beginning of period	398	174
Cash and cash equivalents at end of period	$11,120	$638

Supplemental Cash Flow Information:
Cash paid for interest	$2,294	$1,455
Cash paid for income taxes	$6,815	$5,449

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$1,679	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

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

Revenues and operating results for the nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.

Note 3—Acquisitions

Finnveden Metal Structures

On June 30, 2014, Shiloh Holdings Sweden AB, a wholly-owned subsidiary of the Company (the “Subsidiary”), entered into and consummated the transactions contemplated by a Share Sale and Purchase Agreement dated May 21, 2014 with Finnveden Bulten AB (publ.) and Finnveden AB (“Finnveden”), a wholly-owned subsidiary of Finnveden Bulten AB (publ.), a producer of aluminum and steel stampings and magnesium die cast and machined partsfor the motor vehicle industry.

The Company acquired Finnveden in order to expand its stamping capabilities while adding magnesium die casting to its product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Company adds strategic European locations in Sweden and Poland while diversifying its customers base. Finnveden's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

The aggregate fair value of consideration transferred in connection with the Share Sale and Purchase Agreement was $72,342, ($66,120 net of cash acquired), in cash on the date of acquisition.

The acquisition of Finnveden has been accounted for using the acquisition method in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$6,222
Accounts receivable	29,402
Inventory	26,878
Prepaid expenses	3,637
Property, plant and equipment	29,421
Goodwill	7,443
Intangible assets	23,770
Other non-current assets	5,501
Accounts payable and accrued expenses	(36,072)
Long term liabilities	(23,860)
Net assets acquired	$72,342

The purchase price allocation is provisional, pending completion of the valuation of acquired intangible assets, property, plant and equipment, and inventories. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely inventory, property, plant and equipment and intangible assets. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergies expected after the Company's acquisition of Finnveden. All of the goodwill was allocated to the Company's Finnveden subsidiary. The Company does not expect that the amount of goodwill will be deductible for tax purposes under current Polish or Swedish tax law.

Of the $23,770 of acquired intangible assets, $20,182 was assigned to customers that have a useful life between approximately 9 and 12 years, $3,588 was assigned to developed technology with an estimated useful life of approximately 11 years. The fair values assigned to identifiable intangible assets acquired has been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company is utilizing a third party to assist in assigning a fair value to acquired intangible assets. The Company does not expect that the total amount of identifiable intangible assets will be deductible for tax purposes under current Polish or Swedish tax law.

The amounts of revenue and net income of Finnveden included in the Company's consolidated statements of operations from the acquisition date to the period ending July 31, 2014 are as follows:

Finnveden Results of Operations	From June 30, 2014 - July 31, 2014
Revenue	$9,087
Net Income	$(47)

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

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $56,390, consisting of $56,792 ($56,337 net of cash acquired), in cash on the date of acquisition. Of this amount, $3,000 in cash was placed into escrow, and serves as security for any indemnification claims made by the Company under the Purchase Agreement. Subsequent to the acquisition date, $381 of working capital adjustments were paid during the second quarter of fiscal 2013 to the seller, a reduction in purchase price of $850 as a result of a settlement agreement on asset valuation for tax purposes that occurred during the third quarter of fiscal 2013, which was taken out of the escrow balance, and a working capital adjustment of $67 paid to the seller during the third quarter of fiscal 2013. During the first quarter of fiscal 2014, certain settlements occurred resulting in $1,000 in escrow funds being returned to the Company for settlement of excess tooling expenses and was included in the Company's operating results and $200 in escrow funds being released to the sellers for volumes on certain programs exceeding agreed levels, leaving a remaining escrow balance of $950.

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

Contech Castings, LLC

On June 11, 2013, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Contech Agreement”), with Contech Castings, LLC (“Contech”) and its subsidiary Contech Casting Real Estate Holdings, LLC (“Contech Real Estate” and together with Contech, “Contech Sellers”). Contech is engaged in the business of die casting and machining motor vehicle parts and further producing engineered high pressure aluminum die cast and machined parts for the motor vehicle industry, and Contech Real Estate owned the real property used by Contech in its business. The acquisition closed on August 2, 2013. Under the terms of the Contech Agreement, the Company acquired the assets of the business located at the purchased facilities and assumed certain specified liabilities from the Contech Sellers for $42,536, consisting of $42,187 in cash on the date of the acquisition after adjustments in working capital, certain assumed liabilities and amounts of capital expenditures. Of this amount, $3,825 in cash was placed into escrow, and serves as security for any indemnification claims made by the Company under the Contech Agreement. Subsequent to the acquisition date, $349 of settlements were paid to the Contech Sellers net of certain closing costs refunded to the Company during the second quarter of fiscal 2014. During the third quarter of fiscal 2014, the Company entered into an escrow settlement agreement with the Contech Sellers where $720 of the escrow amount would be released to the Company to satisfy certain claims and $2,280 would be released to the Contech Sellers.

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

Pro Forma Consolidated Results

The following supplemental pro forma information presents the financial results for the three and nine months ended July 31, 2014 as if the acquisition of Finnveden and Pleasant Prairie had occurred on November 1, 2013, and for the three and nine months ended July 31, 2013 as if the acquisitions had occurred on November 1, 2012. The pro forma results do not include any anticipated cost synergies, costs or other effects of the integration of Finnveden or Pleasant Prairie. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined Company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of $1,404 and $1,169 for the three months ended July 31, 2014 and July 31, 2013, respectively, and $2,994 and $2,737 for the nine months ended July 31, 2014 and July 31, 2013, respectively. Pro forma information related to the Contech acquisition is not included in the table below as their financial results were not considered to be significant to the Company's operating results for the periods presented.

Pro forma consolidated results	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except for per share data):	2014	2013	2014	2013
Revenue	$245,504	$203,133	$725,161	$612,678
Net income	$8,761	$4,658	$22,762	$12,503
Basic earnings per share	$0.51	$0.27	$1.33	$0.74
Diluted earnings per share	$0.51	$0.27	$1.33	$0.73

Note 4—Asset Recoveries

Asset recoveries of $4,026 were recorded during the first nine months of fiscal 2014 and impairment recoveries of $117 were recorded during the first nine months of fiscal 2013 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended July 31, 2014 and October 31, 2013 of $198 and $673, respectively, due from MTD Products Inc. and its affiliates.

On March 11, 2014, the Company entered into a supplier agreement with Velocys (LSE:VLS). As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a market allowance paid of $473 that is being amortized over the remaining life of the related supplier agreement. During the third quarter, the Company sold a portion of the Velocys stock and realized a gain of $332. The carrying value of the remaining shares at July 31, 2014 was $892. The Company remeasures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative mark-to-market favorable adjustment of $251 and $318, net of tax, was recorded as a gain to other comprehensive income for the three and nine months ended July 31, 2014.

Note 6—Inventories
Inventories consist of the following:

	July 31, 2014	October 31, 2013
Raw materials	$29,016	$16,827
Work-in-process	17,104	7,742
Finished goods	17,186	9,573
Total material	63,306	34,142
Tooling	24,864	8,782
Total inventory	$88,170	$42,924

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $411 and $853 at July 31, 2014 and October 31, 2013, respectively.

Customer reimbursed tooling inventories totaling $24,864 as of July 31, 2014 increased $16,082 from October 31, 2013, for tooling related to new program awards that go into production over the next two years. Of the increase in tooling, $8,147 is from the Finneveden acquisition.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2014	October 31, 2013
Land and improvements	$11,320	$11,050
Buildings and improvements	112,919	109,977
Machinery and equipment	439,543	411,847
Furniture and fixtures	14,623	11,568
Construction in progress	41,456	28,982
Total, at cost	619,861	573,424
Less: Accumulated depreciation	385,687	375,550
Property, plant and equipment, net	$234,174	$197,874

Depreciation expense was $6,664 and $4,591 for the three months ended July 31, 2014 and July 31, 2013, respectively and was $18,459 and $13,675 for the nine months ended July 31, 2014 and July 31, 2013, respectively.

Capital Leases:

	July 31, 2014	October 31, 2013
Leased Property:
Machinery and equipment	$7,363	$—
Less: Accumulated depreciation	170	—
Leased property, net	$7,193	$—

Future minimum rental payments to be made under capital leases at July 31, 2014 are as follows:

Twelve Months Ending July 31,
2015	$996
2016	996
2017	996
2018	996
2019	839
Thereafter	3,085
7,908
Lease amount representing interest ranging from 3.05% to 3.77%	1,030
Total obligations under capital leases	$6,878

Note 8—Goodwill and Intangible Assets

Goodwill

The table below reflects the changes in the carrying value of goodwill for the nine month period ending July 31, 2014:

	October 31, 2013	Fair Value Valuation	July 31, 2014
Goodwill	$6,768	$10,773	$17,541

The increase in goodwill of $10,773 is the result of the completion of the fair value valuation of acquired intangible assets and property, plant and equipment and other purchase price adjustments related to the Contech acquisition of $3,330, which occurred during the second quarter of 2014 and the initial fair value valuation of acquired intangible assets and property, plant and equipment and other purchase price adjustments related to the Finnveden acquisition of $7,443, which occurred during the third quarter of 2014, that are detailed in Note 3.

Intangible Assets
The following table reflects intangible assets and related accumulated amortization:

	July 31, 2014
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(195)	$1,655
Non-compete (Albany-Chicago)	2 years	744	(589)	155
Customer Relationships (Albany-Chicago)	13 years	13,462	(1,617)	11,845
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(17)	149
Developed Technology (Contech)	5 years	2,707	(541)	2,166
Customer Relationships (FMS)	9 years	13,006	—	13,006
Customer Relationships (FMS)	12 years	7,176	—	7,176
Developed Technology (FMS)	11 years	3,588	—	3,588
		$42,724	$(2,984)	$39,740

	October 31, 2013
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(103)	$1,747
Non-compete (Albany-Chicago)	2 years	744	(310)	434
Customer Relationships (Albany-Chicago)	13 years	13,462	(771)	12,691
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(4)	162
Developed Technology (Contech)	5 years	2,707	(136)	2,571
		18,954	(1,349)	17,605
Total amortization expense was $545 and $268 for the three months ended July 31, 2014 and July 31, 2013, respectively and $1,635 and $688 for the nine months ended July 31, 2014 and July 31, 2013, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Remainder of 2014	$1,335
2015	4,148
2016	4,086
2017	4,086
2018	3,951
Thereafter	22,134
$39,740

Note 9—Financing Arrangements
Debt consists of the following:

	July 31, 2014	October 31, 2013
Credit Agreement —interest rate at 1.88% and 1.95% at July 31, 2014 and October 31, 2013, respectively	$198,100	$117,400
Equipment security note	2,104	2,461
Capital lease obligations	6,878	—
Insurance broker financing agreement	850	405
Total debt	207,932	120,266
Less: Current debt	2,091	882
Total long-term debt	$205,841	$119,384

The weighted average interest rate of all debt was 1.93% and 2.03% for the nine months ended July 31, 2014 and July 31, 2013, respectively.

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

The Credit Agreement has a five-year term and provides for a $300,000 secured revolving line of credit, which may be increased up to an additional $100,000 subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase. Funds borrowed from the Credit Agreement were used to pay off borrowed funds under the Company's prior credit agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus the applicable rate as referenced in the Credit Agreement or at the option of the Company the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. or (c) the Eurocurrency Rate plus 1.00%. In addition to interest charges, the Company will pay in arrears a quarterly commitment fee ranging from 0.20% - 0.35% based on the Company’s daily revolving exposure.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of July 31, 2014, and October 31, 2013.

On December 30, 2013, the Company entered into a First Amendment Agreement (the “First Amendment”) amending the Credit Agreement.

The First Amendment permits the incurrence of state or local Governmental Authority bonds as part of a government tax incentive program, the proceeds of which are used to finance or refinance the acquisition, construction, equipping or improvement of facilities or property used by the Company, subject to a cap of $30,000 and certain other terms and conditions, and was executed in connection with the issuance of certain Development Authority of Jefferson, Georgia Taxable Industrial Development Revenue Bonds (Jefferson Blanking Inc.) Series 2013 with a principal amount not exceeding $8,000. As of July 31, 2014, there were no borrowings under this agreement.

On June 26, 2014, the Company, together with SHILOH HOLDINGS NETHERLANDS B.V., organized under the laws of the Netherlands (the “Dutch Borrower”) entered into into a Second Amendment Agreement (the “Second Amendment”) amending the Credit Agreement.

The Second Amendment adds the Dutch Borrower as a borrower under the Existing Credit Agreement.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $98,920 at July 31, 2014.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% requiring an initial down payment of $254 due with the first monthly payment of $95. The monthly payments extend through April 2015. As of July 31, 2014, $850 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2014, $2,104 remained outstanding under this agreement and $486 was classified as current debt and $1,618 was classified as long term debt in the Company’s condensed consolidated balance sheets.

On December 27, 2013, the Company entered into a master lease agreement with The Huntington National Bank for machinery and equipment. The lease bears interest at a fixed rate of 3.05% and requires monthly payments of $8 through November 2018. As of July 31, 2014, $408 remained outstanding under this agreement and $90 was classified as current debt and $318 was classified as long term debt in the Company's condensed consolidated balance sheets.

On March 24, 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for machinery and equipment. The lease bears interest at a fixed rate of 3.55% and requires monthly payments of $22 through March 2019. As of July 31, 2014, $1,138 remained outstanding under this agreement and $228 was classified as current debt and $910 was classified as long term debt in the Company's condensed consolidated balance sheets.

Included in the acquisition of Finnveden, the Company assumed a master lease agreement with Swedebank for machinery and equipment. The lease bears interest at a fixed rate of 3.77% and requires monthly payments of $53 through October 2020. As of July 31, 2014, $5,332 remained outstanding under this agreement and $437 was classified as current debt and $4,895 was classified as long term debt in the Company's consolidated balance sheets.

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a fair value hedge of a portion of the Company's $300,000 secured revolving line of credit dated October 25, 2013 to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on a notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity which mature on February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On July 31, 2014, the Company determined the mark-to-market adjustment for the interest rate swap to be a liability of $843, net of tax which is reflected in other comprehensive income.

Scheduled repayments under the terms of the Credit Agreement and repayments of other debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2015	$—	$486	$755	$850	$2,091
2016	—	498	783	—	1,281
2017	—	510	811	—	1,321
2018	—	523	841	—	1,364
2019	198,100	87	715	—	198,902
Thereafter	—	—	2,973	—	2,973
Total	$198,100	$2,104	$6,878	$850	$207,932

Note 10—Pension and Other Post-Retirement Benefit Matters

The components of net periodic benefit cost for the three and nine months ended July 31, 2014 and 2013 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2014	2013	2014	2013
Interest cost	$937	$815	$9	$8
Expected return on plan assets	(1,071)	(934)	—	—
Recognized net actuarial loss	269	348	10	12
Settlement Charge	—	500	—	—
Net periodic benefit cost	$135	$729	$19	$20

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Interest cost	$2,811	$2,445	$28	$25
Expected return on plan assets	(3,211)	(2,801)	—	—
Recognized net actuarial loss	806	1,044	31	36
Settlement Charge	—	500	—	—
Net periodic benefit cost	$406	$1,188	$59	$61

The Company made contributions of $1,582 and $3,454 to the defined benefit pension plans during the three and nine months ended July 31, 2014, respectively. The Company expects contributions to be $923 for the remainder of fiscal 2014.

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

Non-qualified stock options, incentive stock options and restricted stock awards have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. Restricted stock awards vest ratably over a four year period. Incentive stock options were not granted in fiscal 2013 or during the first nine months of 2014. During the first nine months of fiscal 2014, 79,500 shares of restricted stock were granted to several employees as incentives for future performance. The market value of the Company's stock on the date of the restricted stock awards ranged between $14.97 and $20.64.

Activity in the Company’s incentive plan for the nine months ended July 31, 2014 and 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1, 2012	362,085	$9.99
Options:
Granted	—	$0.00
Exercised	(28,334)	$5.69
Canceled	(78,149)	$12.45
Outstanding at July 31, 2013	255,602	$9.71	6.27	$863
Options exercisable at July 31, 2013	198,937	$9.62	5.77	$694

Options outstanding at November 1, 2013	236,134	$9.93
Options:
Granted	—	$0.00
Exercised	(88,363)	$9.83
Canceled	(12,333)	$7.19
Outstanding at July 31, 2014	135,438	$9.79	5.51	$976
Options exercisable at July 31, 2014	125,771	$9.93	5.37	$890

At July 31, 2014, the exercise prices of all of the Company's stock option grants were lower than the market value of the Company's stock. At July 31, 2013, the exercise prices of some of the Company’s stock option grants were higher than the market value of the Company’s stock. The stock option grants whose exercise price is higher than the market value of the Company's stock are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
For the three and nine months ended July 31, 2014 the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $21 and $127, respectively. For the three and nine months ended July 31, 2013, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $114 and $342, respectively. For the three months ended July 31, 2014, there was no impact to earnings per share and for the nine months ended July 31, 2014, the impact of stock compensation expense on earnings per share was a reduction of $0.01 per share basic and diluted. For the three months ended July 31, 2013, the impact of stock compensation expense on earnings per share was a reduction of $0.01 per share basic and diluted and for the nine months ended July 31, 2013, the impact of stock compensation expense on earnings per share was a reduction of $0.02 per share basic and diluted. The remaining compensation cost related to unvested stock options not yet recognized is expected to be a combined total of $22 . For the three months ended July 31, 2014 and July 31, 2013, the total compensation cost related to the restricted stock currently vested was $120 and $73, respectively. For the nine months ended July 31, 2014 and 2013, the total compensation cost related to the restricted stock currently vested was $303 and $219, respectively. The total estimated compensation cost related to the non-vested restricted stock is $1,484 over the next four fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options and restricted stock awards outstanding under the Incentive Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine months ended July 31, 2014, 42,953 and 35,369, respectively, stock options and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended July 31, 2013, 51,123 and 58,260, respectively, stock options and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Net income available to common stockholders	$8,349	$5,282	$21,417	$15,115
Basic weighted average shares	17,118	17,007	17,081	16,998
Effect of dilutive securities:
Stock options	57	44	76	47
Diluted weighted average shares	17,175	17,051	17,157	17,045
Basic income per share	$0.49	$0.31	$1.25	$0.89
Diluted income per share	$0.49	$0.31	$1.25	$0.89

Note 12—Income Taxes

The provision for income taxes in the third quarter of fiscal 2014 was an expense of $335 on income before taxes of $8,684 for an effective tax rate of 3.9%. The provision for income taxes in the third quarter of fiscal 2013 was an expense of $2,213 on income before taxes of $7,495 for an effective tax rate of 29.5%. The estimated effective tax rate for the third quarter of fiscal 2014 has decreased compared to the third quarter of fiscal 2013 primarily from additional research and development credits claimed in the aggregate amount of $2,460 on Shiloh’s 2010, 2011, 2012 and 2013 fiscal year United States corporate income tax returns.

Note 13—Fair Value of Financial Instruments
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

Note 14—Commitments and Contingencies
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

(Dollars in thousands, except per share data)

General

The Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and other industrial markets. The Company offers the broadest portfolio of lightweighting solutions in the industry, capable of delivering solutions in steel, steel alloys, aluminum and magnesium. Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components serving the body-in-white, emission, powertrain, structural, and seating needs of original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEM's. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has locations in North America, Europe and Asia.

The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in North America and Europe. Approximately 98% of the Company’s year to date revenues were dependent upon the North American production of automobiles and light trucks of the traditional domestic manufacturers, such as Chrysler, Ford, and General Motors, and the Asian OEMs (defined as Honda, Hyundai, Renault/Nissan, Subaru, and Toyota) and BMW, Daimler, Tesla and Volkswagen. According to industry statistics (published by IHS Automotive), North America production volumes for the three and nine months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,
	2014	2013	Increase	% Increase
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	2,302	2,101	201	9.6%
Asian OEM's	1,581	1,452	129	8.9%
Other OEM's	354	315	39	12.4%
Total	4,237	3,868	369	9.5%

	Nine Months Ended July 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
Traditional domestic manufacturers	6,713	6,323	390	6.2%
Asian OEM's	4,626	4,375	251	5.7%
Other OEM's	959	963	(4)	(0.4)%
Total	12,298	11,661	637	5.5%

Approximately 2% of the Company's year to date revenues were dependent upon the European production of automobiles and light trucks. According to industry statistics (published by IHS Automotive), European production volumes for the three and nine months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,
	2014	2013	Increase	% Increase
	(Number of Vehicles in Thousands)
Central Europe	948	874	74	8.5%
East Europe	885	875	10	1.1%
West Europe	3,518	3,340	178	5.3%
Total	5,351	5,089	262	5.1%

	Nine Months Ended July 31,
	2014	2013	Increase	% Increase
	(Number of Vehicles in Thousands)
Central Europe	2,776	2,500	276	11.0%
East Europe	2,581	2,577	4	0.2%
West Europe	10,218	9,523	695	7.3%
Total	15,575	14,600	975	6.7%

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

Capacity utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. We continue to adapt our capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. We deploy new technologies to differentiate our products from our competitors and to achieve higher quality and productivity. The Company believes that it has sufficient capacity to meet its current and expected manufacturing needs.

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank products is purchased through the customers’ steel resale programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Domestic steel pricing has generally been flat over the most recent quarters based on open capacity with the steel producers with nominal increases in demand. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

For the Company's aluminum and magnesium die casting operations, the cost of aluminum and magnesium may be handled one of two ways. The primary method used by the Company is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method used by the Company is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

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

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American and European automotive industries, which are driven by the macro-economic factors such as gross domestic product growth, consumer income and confidence levels, fluctuating commodity, currency and gasoline prices, automobile discount and incentive offers and perceptions about global economic stability. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

The production of cars and light trucks for fiscal year 2014 in North America according to industry forecasts (published by IHS Automotive in August 2014) is currently predicted to increase to approximately 16,928,000 units, which reflects an improvement of 5.2% over fiscal year 2013’s vehicle production of approximately 16,086,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America. The Company closely monitors the customer release volumes as the overall economic environment in North America reflects improvement and there is evidence that the North American economy is strengthening. However, the North American government fiscal policy could impact levels of unemployment and consumer confidence, which could adversely impact consumer demand for vehicles.

The production of cars and light trucks for fiscal year 2014 in Europe according to industry forecast (published by IHS Automotive in August 2014) is currently predicted to increase to approximately 20,166,000 units which reflects an improvement of 4.6% over fiscal 2013's vehicle production of approximately 19,287,000 units. This region experienced higher production levels, primarily due to increased European consumer demand, as a result of higher consumer confidence and the release of pent-up demand for vehicles. The Company is cautiously optimistic that consumer demand levels will remain steady; however, we will continue to monitor the geopolitical concerns that could impact this region.

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

Impairment of Long-lived Assets. The Company has historically performed an annual impairment analysis of long-lived assets. However, when significant events, which meet the definition of a “triggering event” in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, and cash flow for each of the Company’s manufacturing plants and for the Company overall. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of light vehicle car builds (published by IHS Automotive), and the potential sales that could result from new manufacturing process additions and lastly, strategic geographic localities that are important to servicing the automotive industry. All of this data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

The key assumptions related to the Company’s forecasted operating results could be adversely impacted by, among other things, decreases in estimated light vehicle car builds during the forecast period, the inability of the Company or its major customers to maintain their respective forecasted market share positions, the inability of the Company to achieve the forecasted levels of operating margins on parts produced, and a deterioration in property values associated with manufacturing facilities.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $17,541 as of July 31, 2014, or 3.2% and $6,768 as of October 31, 2013, or 1.7% of our total assets.

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

Group Insurance and Workers’ Compensation Accruals. The Company is primarily self-insured for group insurance and workers’ compensation claims and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company is fully insured for workers' compensation at one of its locations. For the self-insured plans, the Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At July 31, 2014 and October 31, 2013, the amount accrued for group insurance and workers’ compensation claims was $3,967 and $3,625, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

Pension and Other Post-Retirement Costs and Liabilities. The Company has recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations for its U.S. operations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2013, the resulting discount rate from the use of the Principal Curve was 4.50%, an increase of 0.75% from a year earlier that resulted in an increase of the benefit obligation of approximately $4,470. A change of 25 basis points in the discount rate at October 31, 2013 would increase or decrease expense on an annual basis by approximately $3.

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

For the Company's Swedish opertions, the majority of the pension obligations are covered by insurance policies with insurance companies. Certain pension commitments in the Company's Polish operations have not been safeguarded through insurance. The capital value of these comprise the present value of future obligations and is calculated on actuarial grounds.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will decrease in fiscal 2014, and that pension expense will decrease in fiscal 2014.

Derivative Instruments and Hedging Activities. The Company records derivative instruments in the condensed consolidated balance sheet as either an asset or liability and as a component of other comprehensive income and measured at fair value. Changes in derivative instruments' fair value are recognized currently in earnings, unless the derivative instrument has been designated as a cash flow hedge and specific cash flow hedge accounting criteria are met. Under the cash flow hedge accounting, unrealized gains and losses are reflected in stockholder's equity as accumulated other comprehensive income (AOCI) until the forecasted transaction occurs. If the cash flow hedge is deemed ineffective, the derivative's gains or losses are then recognized in the condensed consolidated statement of operations.

Foreign Currency Translation. The Company's Mexican, Netherland and U.S. subsidiaries functional currency is the U.S. dollar and for all other entities their functional currency is. their respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the condensed consolidated statements of operations.

Results of Operations
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

REVENUES. Sales for the third quarter of fiscal 2014 were $216,389, an increase of $50,330 from last year’s third quarter sales of $166,059, or 30.3%. Of the increased sales, approximately $21,360 came from an increase in the production volumes of the North American car and light truck manufacturers along with sales from new program launches. According to industry statistics, North American car and light truck production in the third quarter of fiscal 2014 increased 9.5% from production levels in the third quarter of fiscal 2013. Sales of engineered scrap driven by increased production volumes increased sales by approximately $2,970. Sales by the strategic acquisitions that were not in the prior year quarter increased revenues by approximately $26,000 during the three months ended July 31, 2014.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2014 was $22,100 compared to gross profit of $16,374 in the third quarter of fiscal 2013, an increase of $5,726. Gross profit as a percentage of sales was 10.2% in the third quarter of fiscal 2014, a 3.0% improvement over the 9.9% gross profit percentage in the third quarter of fiscal 2013. Gross profit in the third quarter of fiscal 2014 was favorably impacted by approximately $6,100 from the increased sales volume. An unfavorable change in sales mix during the third quarter of fiscal 2014 compared to the third quarter of 2013 resulted in a gross margin decrease of approximately $420. Manufacturing expenses increased by approximately $3,880 in the third quarter of 2014 compared to the third quarter of 2013. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $1,350 as the Company's workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $1,980 in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Expenses for depreciation and other fixed costs increased by approximately $550 in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Gross profit was favorably impacted by approximately $3,930 by the businesses acquired that were not in the prior year quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $12,374 in the third quarter of fiscal 2014 were $4,077 more than expenses of $8,297 in the same period of the prior year. As a percentage of sales, these expenses were 5.7% of sales in the third quarter of fiscal 2014 and 5.0% in the third quarter of fiscal 2013. The increase reflects our investment in additional personnel and related expenses, including personnel from the businesses acquired, of approximately $1,780, an increase of approximately $1,450 from investments in new technology and increases in other administrative expenses, including acquisition related costs and professional fees in support of a research and development tax credit project. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $850, consisting of approximately $140 from the amortization of intangible assets acquired and approximately $710 in other administrative expenses.

ASSET RECOVERIES. Asset recoveries of $110 were recorded during the third quarter of fiscal 2013 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2014 was $1,191, compared to interest expense of $671 during the third quarter of fiscal 2013. The increase in interest expense was the result of higher average borrowing of funds for funding acquisition activities. Borrowed funds averaged $163,640 during the third quarter of fiscal 2014 and the weighted average interest rate was 1.92%. In the third quarter of fiscal 2013, borrowed funds averaged $86,280 and the weighted average interest rate of debt was 2.26%.

OTHER INCOME / EXPENSE. Other income, net was $147 for the third quarter of fiscal 2014, including a $332 realized gain on the sale of marketable securities and currency transaction losses of $185 realized by the Company's foreign subsidiaries. Other expense, net was $29 in the third quarter of fiscal 2013 and was the result of currency transaction losses realized by the Company's Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes in the third quarter of fiscal 2014 was an expense of $335 on income before taxes of $8,684 for an effective tax rate of 3.9%. The provision for income taxes in the third quarter of fiscal 2013 was an expense of $2,213 on income before taxes of $7,495 for an effective tax rate of 29.5%. The estimated effective tax rate for the third quarter of fiscal 2014 has decreased compared to the third quarter of fiscal 2013 primarily from additional research and development credits claimed in the aggregate amount of $2,460 on Shiloh’s 2010, 2011, 2012 and 2013 fiscal year United States corporate income tax returns.

NET INCOME. Net income for the third quarter of fiscal 2014 improved 58.1% compared to the third quarter of 2013 and was $8,349, or $0.49 per share, diluted. For third the quarter of fiscal 2013, net income was $5,282, or $0.31 per share, diluted.

Results of Operations
Nine Months Ended July 31, 2014 Compared to Nine Months Ended July 31, 2013

REVENUES. Sales for the first nine months of fiscal 2014 were $608,900, an increase of $115,312 from last year’s first nine months sales of $493,588, or 23.4%. Of the increased sales, approximately $44,150 came from an increase in the production volumes of the North American car and light truck manufacturers. According to industry statistics, North American car and light truck production for the first nine months of fiscal 2014 increased by 5.5% from production levels for the first nine months of fiscal 2013. Sales of engineered scrap driven by increased production volumes resulted in increased sales of approximately $6,130. Sales by the strategic acquisitions that were not in the prior year increased revenues by approximately $65,030 for the first nine months of fiscal 2014.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2014 was $60,948 compared to gross profit of $46,446 in the first nine months of fiscal 2013, an increase of $14,502. Gross profit as a percentage of sales was 10.0% in the first nine months of fiscal 2014, a 6.4% improvement over the 9.4% in the first nine months of fiscal 2013. Gross profit in the first nine months of fiscal 2014 was favorably impacted by approximately $12,140 from the increased sales volume. A favorable change in sales mix during the first nine months of fiscal 2014 compared to the first nine months of 2013, resulted in a gross margin increase of approximately $2,830. Manufacturing expenses increased by approximately $9,880 in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $4,660 as the Company’s workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $4,140 in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Expenses for depreciation and utilities increased by approximately $1,080 in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Gross profit was favorably impacted by approximately $9,410 by the businesses acquired that were not in the prior year nine month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $34,528 in the first nine months of fiscal 2014 were $11,791 more than expenses of $22,737 in the first nine months of fiscal 2013. As a percentage of sales, these expenses were 5.7% of sales in the first nine months of fiscal 2014 and 4.6% of sales in the first nine months of fiscal 2013. The increase reflects our investment in additional personnel and personnel related expenses of approximately $5,560, an increase of approximately $4,580 from investments in new technology and increases in other administrative expenses, including acquisition related costs and professional fees in support of a research and development tax credit project. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $1,650, consisting of approximately $690 from the amortization of intangible assets acquired and approximately $960 in other administrative expenses.

ASSET RECOVERIES. Asset recoveries of $4,026 were recorded during the first nine months of fiscal 2014 and asset recoveries of $117 were recorded during the first nine months of fiscal 2013 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which was impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2014 was $3,004, compared to interest expense of $1,665 during the first nine months of fiscal 2013. The increase in interest expense was the result of higher average borrowing of funds for funding acquisition activities. Borrowed funds averaged $141,261 during the first nine months of fiscal 2014 and the weighted average interest rate was 1.93%. In the first nine months of fiscal 2013, borrowed funds averaged $72,440 and the weighted average interest rate of debt was 2.03%.

OTHER INCOME / EXPENSE. Other income, net was -$104 for the first nine months of fiscal 2014, including a $332 realized gain on the sale of marketable securities and currency transaction losses of $228 realized by the Company's foreign subsidiaries. Other expense, net was $74 for the first nine months of fiscal 2013 and was the result of currency transaction losses realized by the Company's Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first nine months of fiscal 2014 was an expense of $6,136 on income before taxes of $27,553 for an effective tax rate of 22.3%. The provision for income taxes for the first nine months of fiscal 2013 was an expense of $6,999 on income before taxes of $22,114 for an effective tax rate of 31.7%. The estimated effective tax rate for the first nine months of fiscal 2014 has decreased compared to the first nine months of fiscal 2013 primarily from additional research and development credits claimed on Shiloh’s 2010, 2011, 2012 and 2013 fiscal year United States corporate income tax returns.

NET INCOME. Net income for the first nine months of fiscal 2014 improved 41.7% compared to the first nine months of 2013 and was $21,417, or $1.25 per share, diluted. Net income for the first nine months of fiscal 2013 was $15,115 or $0.89 per share, diluted.

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

The Credit Agreement has a five-year term and provides for a $300,000 secured revolving line of credit, which may be increased up to an additional $100,000 subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase. Funds borrowed from the Credit Agreement were used to pay off borrowed funds under the Company's prior credit agreement.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of July 31, 2014, and October 31, 2013.

On December 30, 2013, the Company entered into a First Amendment Agreement (the “First Amendment”) amending the Agreement.

The First Amendment permits the incurrence of state or local Governmental Authority bonds as part of a government tax incentive program, the proceeds of which are used to finance or refinance the acquisition, construction, equipping or improvement of facilities or property used by the Company, subject to a cap of $30,000 and certain other terms and conditions, and was executed in connection with the issuance of certain Development Authority of Jefferson, Georgia Taxable Industrial Development Revenue Bonds (Jefferson Blanking Inc.) Series 2013 with a principal amount not exceeding $8,000. As of July 31, 2014, there were no borrowings under this agreement.

On June 26, 2014, the Company, together with SHILOH HOLDINGS NETHERLANDS B.V., organized under the laws of the Netherlands (the “Dutch Borrower”) entered into a Second Amendment Agreement (the “Second Amendment”) amending the Credit Agreement.

The Second Amendment adds the Dutch Borrower as a borrower of the existing Credit Agreement.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $98,920 at July 31, 2014.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% requiring an initial down payment of $254 due with the first monthly payment of $95. The monthly payments extend through April 2015. As of July 31, 2014, $850 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2014, $2,104 remained outstanding under this agreement and $486 was classified as current debt and $1,618 was classified as long term debt in the Company’s condensed consolidated balance sheets.

On December 27, 2013, the Company entered into a master lease agreement with The Huntington National Bank for machinery and equipment. The lease bears interest at a fixed rate of 3.05% and requires monthly payments of $8 through November 2018. As of July 31, 2014, $408 remained outstanding under this agreement and $90 was classified as current debt and $318 was classified as long term debt in the Company's condensed consolidated balance sheets.

On March 24, 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for machinery and equipment. The lease bears interest at a fixed rate of 3.55% and requires monthly payments of $22 through March 2019. As of July 31, 2014, $1,138 remained outstanding under this agreement and $228 was classified as current debt and $910 was classified as long term debt in the Company's condensed consolidated balance sheets.

Included in the acquisition of Finnveden, the Company assumed a master lease agreement with Swedebank for machinery and equipment. The lease bears interest at a fixed rate of 3.77% and requires monthly payments of $53 through October 2020. As of July 31, 2014, $5,332 remained outstanding under this agreement and $437 was classified as current debt and $4,895 was classified as long term debt in the Company's condensed consolidated balance sheets.

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a fair value hedge of a portion of the Company's $300,000 secured revolving line of credit dated October 25, 2013 to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on a notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity which mature on February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On July 31, 2014, the Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $843, net of tax which is reflected in other comprehensive income.

Scheduled repayments under the terms of the Credit Agreement and repayments of other debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2015	$—	$486	$755	$850	$2,091
2016	—	498	783	—	1,281
2017	—	510	811	—	1,321
2018	—	523	841	—	1,364
2019	198,100	87	715	—	198,902
Thereafter	$—	$—	$2,973	$—	$2,973
Total	$198,100	$2,104	$6,878	$850	$207,932

At July 31, 2014, total debt was $207,932 and total equity was $151,736, resulting in a capitalization rate of 57.8% debt, 42.2% equity. Current assets were $248,090 and current liabilities were $166,919 resulting in positive working capital of $81,171.

For the nine months ended July 31, 2014, operations, before changes in assets and liabilities, generated $36,720 of cash flow compared to $30,616 in the first nine months of 2013.

Changes in operating assets and liabilities since October 31, 2013 were a use of funds of $20,481. During the first nine months of fiscal 2014, accounts receivable and related party receivables increased by $16,226, inventory increased by $45,246 and accounts payable increased by $41,897.

Cash capital expenditures in the first nine months of fiscal 2014 were $24,027. The Company had unpaid capital expenditures of approximately $2,904, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for fiscal 2014 are approximately $32,000, subject to change based on business conditions.

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
In periods of decreasing prices, deflation occurs and may also affect the Company's results of operations. With respect to steel purchases, the Company's purchases of steel through customers' resale steel programs protects recovery of the cost of steel through the selling price of the Company's products. For non-resale steel purchases, the Company coordinates the cost of steel purchases with the related selling price of the product. For the Company's aluminum and magnesium die casting business, the cost of aluminum and magnesium is handled in one of two ways. The primary method used by the Company is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method used by the Company is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh Industries, Inc. (the "Company") in this Form 10-Q, regarding the Company's operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company's expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all, of the risks include the ability of the Company to accomplish its strategic objectives; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company's ability to realize cost savings expected to offset price concessions; the Company's ability to successfully integrate acquired businesses, including businesses located outside of the United States; risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company's facilities and that of the Company's customers or suppliers; the Company's dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company's customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, aluminum or magnesium, the Company's primary raw materials, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Company’s outstanding indebtedness or a decrease in customer demand which could cause a covenant default under the Company’s outstanding indebtedness; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company's other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this release.
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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of July 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014.

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

On June 30, 2014, the Company acquired the business and related assets of Finnveden, which operated under its own set of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company's own control environment. The Company expects to be substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2015.

There were no other changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.        Other Information

None

Item 6.	Exhibits

10.1
Share Sale and Purchase Agreement, dated May 21, 2014, among Finnveden AB, a company limited by shares incorporated in Sweden, Shiloh Holdings Sweden AB, company limited by shares incorporated in Sweden, and Finnveden Bulten AV, a company limited by shares incorporated in Sweden.

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
Thomas M. Dugan
Vice President of Finance and Treasurer
Date: September 5, 2014

EXHIBIT INDEX

10.1
Share Sale and Purchase Agreement, dated May 21, 2014, among Finnveden AB, a company limited by shares incorporated in Sweden, Shiloh Holdings Sweden AB, company limited by shares incorporated in Sweden, and Finnveden Bulten AV, a company limited by shares incorporated in Sweden.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.