Form 10-K
period 2014-10-31
SHILOH INDUSTRIES INC
filed 2015-01-13
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014	Commission file no. 0-21964
Shiloh Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐   Smaller Reporting Company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $19.74 per share as reported by the Nasdaq Global Market, was approximately $165,925,636. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses and affiliates have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of January 12, 2015 was 17,220,284.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I— FINANCIAL INFORMATION

SHILOH INDUSTRIES, INC.
PART I

Item 1.	Business.

General
Shiloh Industries, Inc. ("Shiloh", the "Company", "we", "us" or "our") is a Delaware corporation incorporated in 1993. The Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and industrial markets. The Company, headquartered in Valley City, Ohio, has a global network of manufacturing operations and technical centers in Asia, Europe and North America.

The Company offers one of the broadest portfolio of lightweighting solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys. Shiloh delivers these solutions through the design and manufacturing of its BlankLight,™ CastLight™ and StampLight™ brands.

Shiloh delivers solutions in body, chassis and powertrain systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEM's.

Acquisitions

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014 (the "Radar Agreement"), with Radar Industries, Inc., and Radar Mexican Investments, LLC, who produce engineered metal stampings and machined parts for the motor vehicle industry. The final purchase price for the asset acquisition, funded in cash, was $57.9 million.

On June 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Share Sale and Purchase Agreement, dated May 21, 2014 (the "FMS Agreement"), among the subsidiary and Finnveden AB, Shiloh Holdings Sweden AB, and FinnvedenBulten AB, a producer of components and products of steel and magnesium primarily for the motor vehicle industry. The final purchase price for the share sale, funded in cash, was $72.6 million.

Products and Manufacturing Processes

The Company produces components primarily for body, chassis and powertrain systems.

•
Body systems components include: shock towers, instrument panel / cross car beams, torque boxes, tunnel supports, seat supports, seat back frames, hinge pillars, liftgates, door inners, roof supports / roof panels, dashpanels, body sides and B and C pillars.

•
Chassis systems components include: cross members, frame rails, axle carriers, bearing caps, axle covers, axle housings, clutch housings, PTU covers, axle tubes, rack and pinion housings, steering column housings, knuckles, links, wheel hubs, calipers, master cylinders, steering pumps, brake components, wheel blanks and flanges.

•
Powertrain systems components include: planetary carriers, clutch housings, transmission gear housings, engine valve covers, valve bodies, rocker arm spacers, heat shields, exhaust manifolds, cones, baffles, muffler shells, engine oil pans, transmission fluid pans, front covers, and transmission covers.

•
The Company also performs steel processing services, which include: oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services.

Customers
The Company’s customers are primarily in the automotive, commercial vehicle and industrial sectors. It works closely with the world’s leading OEM and Tier 1 suppliers and has over 100 customers globally. The Company’s automotive OEM customers include, without limitation, Audi, Bayerische Motoren Werke AG ("BMW"), Daimler, Fiat Chrysler Automobiles ("Chrysler"), Ford Motor Company ("Ford", General Motors Company ("General Motors"), Nissan Motor Company, Ltd. ("Nissan"), Porsche, Tesla, Toyota, and Volvo Car Company. Tier 1 customers include, without limitation, American Axle Manufacturing, Aisin, Dana, Delphi, Faurecia, IAC, Johnson Controls Inc., Lear, Magna, Tenneco, and ZF Friedrichshafen AG. The Company’s commercial vehicle and industrial customers include, without limitation, Cummins, Hendrickson International, PACCAR, Scania AB, Velocys and Volvo AB.
The following customers accounted for more than 10% of the Company's revenues in fiscal 2014 and 2013 .

	Revenues
Customer	2014	2013
Chrysler	13.9%	15.6%
General Motors	16.4%	20.9%

Raw Materials
The basic materials required for the Company's operations are hot-rolled, cold-rolled and coated steel and aluminum and magnesium ingot. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers' steel buying programs. Under these programs, the Company purchases steel at the price that its customers negotiated with the steel suppliers. The Company's most significant steel suppliers are AK Steel, ArcelorMittal, SSAB Swedish Steel Corporation, Steel Technologies, Tibnor and U.S. Steel. The Company takes ownership of the steel in many instances; however, the customers are responsible for commodity price fluctuations. Most of the steel owned by the Company is purchased locally. A portion of the Company's steel products and processing services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

For the Company's aluminum and magnesium die casting business, the cost is handled in one of two ways. The primary method used by the Company is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method used by the Company is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

Competition

Shiloh is a leader in the laser welding, stamping, die casting and close-tolerance machining markets. Competitors within Shiloh’s main product lines vary. BlankLight™ competitors include numerous metal blanking companies ranging in all sizes, including raw material manufacturers and customers. Welded blank competition in North America is primarily comprised of TWB Company and ArcelorMittal Tailored Blanks. Most laser welded blank competitors are affiliated with raw material or distribution providers. Competition for sales of automotive stamping and assemblies is also intense. Primary StampLight™ competitors are Gestamp, L&W, Inc., Flex-n-Gate, Midway Products Group, Narmco Group and Kirchhoff Automotive Group. CastLight™ competitors include Bocar Group, Cosma International (a Magna Company), Georg Fischer, KSM Casting Group, Madison Kipp Corporation (MKC), Meridian (subsidiary of Wangfeng Auto Holdings Group), Nemak, Pace Industries, RCM Industries and Ryobi whom are all competing for a growing number of automotive projects. In all instances, Shiloh competes through its main strategy of "Lightweighting without compromise®", the ability to provide solutions that do not compromise part integrity such as performance, safety, sound and efficiency. Development and design optimization to lightweight products allow customers to achieve vehicle weight, fuel economy and/or ride and handling targets.

Employees
As of October 31, 2014, the Company had approximately 3,200 employees. Organized labor unions represent approximately 13% of the Company's U.S. hourly employees and approximately 60% of the Company's non-U.S. employees.
The collective bargaining agreements at the Company's unionized manufacturing facilities have their own expiration dates and, as a result, no contract expiration date affects more than one facility.

Backlog

A significant portion of the Company's business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered firm orders. Backlog, therefore, is not a meaningful indicator of future performance.

Seasonality

The Company's business is moderately seasonal because many North American OEM customers close assembly plants for two weeks in July for model year changeovers and for an additional week during the December holiday season. OEM customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the rest of world vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, the Company's sales and operating profits have been strongest in the second quarter. For additional information, refer to the Company's quarterly financial results contained in Note 17 to the Consolidated Financial Statements, included in Item 8 of this report.

Environmental Matters

The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.
The Company is also subject to laws and regulations that can require the remediation of contamination that exists at current or former facilities. In addition, the Company is subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. While the Company believes that at the present time its production facilities are in substantial compliance with environmental laws and regulations, these laws and regulations are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on the Company in the future.
ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System ("EMS") necessary for an organization to effectively manage its effect on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions.  It is the Company's plan to have all facilities certified to the ISO 14001 standard.  The Company has completed the certification process at each of its manufacturing facilities to the ISO/TS 16949 standard, which is the global benchmark for an international quality management system ("QMS") in the automotive industry.  This certification is a market requirement for doing business in the automotive industry.
Segment and Geographic Information (Dollars in thousands)
The Company conducts its business and reports its information as one operating segment - Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker because he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of its business activities, the existence of managers responsible for its operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a full service manufacturer of metal components predominately for the automotive and commercial vehicles markets. Customers and suppliers are substantially the same among operations, and all processes entail the acquisition of metal and the processing of the metal for use in these markets.

The below chart summarizes our geographic mix as a percent of total revenues and long-lived assets (net property, plant and equipment) for fiscal years 2014 and 2013, respectively.

	Revenues		Long-Lived Assets
	2014	2013	2014	2013
Europe	5.6%	—%	13.1%	—%
Mexico	5.2%	5.9%	7.3%	7.3%
United States	89.2%	94.1%	79.5%	92.7%
Total	100.0%	100.0%	NaN	100.0%

Company Web Site and Access to Filed Reports

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

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files with the Securities and Exchange Commission ("SEC") at its Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

Item 2.	Properties.
The Company owns its principal executive offices, which are located at 880 Steel Drive, Valley City, Ohio 44280.
The Company maintains 25 manufacturing facilities and 4 technical and administrative facilities located in Asia, Europe and North America encompassing approximately 4.2 million square feet. Of the 29 facilities, 12 are leased.
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
The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "SHLO." On January 12, 2015, the closing price for the Company's Common Stock was $14.68 per share.
The Company's Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 2014 and 2013.

	2014		2013
Quarter	High	Low	High	Low
1st	$25.34	$14.42	$11.48	$9.80
2nd	$20.96	$14.19	$11.00	$9.25
3rd	$19.95	$15.15	$13.28	$9.59
4th	$19.49	$15.10	$16.42	$11.08
As of the close of business on January 12, 2015, there were 116 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 4,000. The Company did not repurchase any of its equity securities during fiscal 2014.
On December 28, 2012, the Company paid aggregate dividends of $4,246,000, resulting from the special dividend of $0.25 per share that the Board of Directors approved and the Company announced on December 7, 2012. The Company did not pay any dividends in 2014.
Please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for securities authorized for issuance under equity compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except per share data)

General

The Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and other industrial markets. The Company offers one of the broadest portfolios of lightweighting solutions in the automotive, commercial vehicle and industrial industries, capable of delivering solutions in steel, steel alloys, aluminum and magnesium. Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components which serve the automotive, commercial vehicle and other industrial sectors of original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEM's. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has locations in Asia, Europe and North America.

The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in North America and Europe. The Company’s year to date revenues were dependent upon the production of automobiles and light trucks in both Europe and North America of the US traditional manufacturers, such as Chrysler, Ford, and General Motors, the US Asian OEMs (defined as Honda, Hyundai, Renault/Nissan, Subaru, and Toyota) and other US OEMs (defined as BMW, Daimler, Tesla and Volkswagen) and heavy duty and industrial vehicles. According to industry statistics (published by IHS Automotive), Europe and North America production volumes for the fiscal years ended October 31, 2014 and 2013 were as follows:

European Production	Year Ended October 31,
	2014	2013	Increase (decrease)	% Increase (decrease)
	(Number of Vehicles in Thousands)
Central Europe	3,629	3,303	326	9.9%
East Europe	3,292	3,452	(160)	(4.6)%
West Europe	13,211	12,533	678	5.4%
Total	20,132	19,288	844	4.4%

North American Production	Year Ended October 31,
	2014	2013	Increase	% Increase
	(Number of Vehicles in Thousands)
Chrysler, Ford and GM	9,081	8,780	301	3.4%
Asian OEM's	6,402	6,018	384	6.4%
Other OEM's	1,361	1,288	73	5.7%
Total	16,844	16,086	758	4.7%

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

The Company operates in an extremely competitive industry, driven by global vehicle production volumes. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to demand periodic cost reductions that require the Company to assess, redefine and improve operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives designed to meet challenges of the industry and to achieve its strategy for sustainable global profitable growth.

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

The significant majority of the steel purchased by the Company’s stamping and engineered welded blank products is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from local primary steel producers and steel service centers. Steel pricing has generally been flat over the most recent quarters based on open capacity with the steel producers with nominal increases in demand. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

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

Engineered scrap metal is a planned by-product of the Company’s processing operations and is accounted for in our quoted cost to each customer. Net proceeds from the disposition of scrap metal contributes to gross profit by offsetting the increases in the cost of metal and the attendant costs of quality and availability. Changes in the price of metal may impact the Company’s results of operations because raw material costs are the largest component of cost of sales in processing directly owned metal. The Company actively manages its exposure to changes in the price of metal and, in most instances, can pass along the price fluctuations of metal to its customers.

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American and European automotive industries, which are driven by macro-economic factors such as gross domestic product growth, consumer income and confidence levels, fluctuating commodity, currency and gasoline prices, automobile discount and incentive offers and perceptions about global economic stability. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

The production of cars and light trucks for fiscal year 2014 in North America according to industry results (published by IHS Automotive in November 2014) was approximately 16,844,000 units, which reflects an improvement of 4.7% over fiscal year 2013’s vehicle production of approximately 16,086,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America. The Company continues to closely monitor customer release volumes even though the overall economic environment in North America reflects improvement and there is evidence that the North American economy is strengthening. Changes in the North American government fiscal policy could impact levels of unemployment and consumer confidence, which could adversely impact consumer demand for vehicles.

The production of cars and light trucks for fiscal year 2014 in Europe according to industry results (published by IHS Automotive in November 2014) was approximately 20,132,000 units which reflects an improvement of 4.4% over fiscal 2013's vehicle production of approximately 19,288,000 units. This region experienced higher production levels, primarily due to increased European consumer demand, as a result of higher consumer confidence and the release of pent-up demand for vehicles. The Company is cautiously optimistic that consumer demand levels will remain steady; however, we will continue to monitor the geopolitical concerns that could impact this region.

Critical Accounting Policies
Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s following financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

The Company carefully assesses its risk with each of its customers and considers compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and right of offset of its net account receivable / account payable position with customers, if applicable, in establishing the allowance.

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

The Company continues to monitor purchases of inventory to insure our supply chain is optimized, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.

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

Business Combinations. The Company includes the results of operations of the businesses that it acquires as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Impairment of Long-lived Assets. The Company performs an annual impairment analysis of long-lived assets. However, when significant events, which meet the definition of a "triggering event" in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, earnings before interest, taxes and depreciation and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American and European car builds (published by IHS Automotive), the potential sales that could result from new manufacturing process additions and strategic geographic localities that are important to servicing the automotive industry. This data is collected as part of our annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

The property, plant and equipment included in the analysis for each plant represents factory facilities devoted to the Company’s manufacturing processes and the related equipment within each plant needed to perform and support those processes. The property, plant and equipment of each plant form each plant’s asset group and typically certain key assets in the group form the primary processes at that plant that generate revenue and cash flow for that facility. Certain key assets have a life of ten to twelve years and the remainder of the assets in the asset group are shorter-lived assets that support the key processes. When the analysis indicates that estimated future undiscounted cash flows of a plant are less than the net carrying value of the long-lived assets of such plant, to the extent that the assets cannot be redeployed to another plant to generate positive cash flow, the Company will record an impairment charge, reducing the net carrying value of the fixed assets (exclusive of land and buildings, the fair value of which would be assessed through appraisals) to zero. Alternative courses of action to recover the carrying amount of the long-lived asset group are typically not considered due to the limited-use nature of the equipment and the full utilization of their useful life. Therefore, the equipment is of limited value in a used-equipment market. The depreciable lives of the Company’s fixed assets are generally consistent between years unless the assets are devoted to the manufacture of a customized automotive part and the equipment has limited reapplication opportunities for other parts. If the production of that part concludes earlier than expected, the asset life is shortened to fully amortize its remaining value over the shortened production period.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on the current facts, the Company did not record an impairment charge related to long-lived assets during fiscal 2014 and recorded an impairment charge of $483 in the fourth quarter of fiscal 2013. See Note 3 to the consolidated financial statements for a discussion of the impairment charges and recoveries recorded in fiscal 2014 and fiscal 2013. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

The key assumptions related to the Company’s forecasted operating results could be adversely impacted by, among other things, decreases in estimated North American and European car builds during the forecast period, the inability of the Company or its major customers to maintain their respective forecasted market share positions, the inability of the Company to achieve the forecasted levels of operating margins on parts produced, and a deterioration in property values associated with manufacturing facilities.

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

The Company performs an annual impairment analysis of intangible assets in included as a component of the annual impairment of long-lived assets.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $30,887 as of October 31, 2014, or 5% of our total assets, and $6,768 as of October 31, 2013, or 2% of our total assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other, we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, we will perform quantitative impairment testing at the reporting unit level.

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

Group Insurance and Workers’ Compensation Accruals. The Company is primarily self-insured for group insurance and workers’ compensation claims in the United States and reviews these accruals on a monthly basis to adjust the balances as determined necessary. The Company is fully insured for workers' compensation at one of its locations. For the self insured plans, the Company reviews historical claims data and lag analysis as the primary indicators of the accruals.

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At October 31, 2014 and 2013, the amount accrued for group insurance and workers’ compensation claims was $4,094 and $3,625, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, the number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between six months and four years.

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

U.S. Pension and Other Post-retirement Costs and Liabilities. The Company has recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations for its U.S. operations. The pension plans were frozen and therefore contributions are not allowed. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For its U.S. operations, the Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2014, the resulting discount rate from the use of the Principal Curve was 4.00%, a decrease of 0.50% from a year earlier that resulted in an increase of the benefit obligation of approximately $6,076. A change of 25 basis points in the discount rate at October 31, 2014 would increase or decrease expense on an annual basis by approximately $18.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $166.

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

For the twelve months ended October 31, 2014, the actual return on pension plans’ assets for all of the Company’s plans approximated 8.0%, which is above the expected rate of return on plan assets of 7.50% used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations are not material. The liability of these comprise the present value of future obligations and is calculated on an actuarial basis.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will decrease in fiscal 2015, and that pension expense will decrease in fiscal 2015.

Derivative Instruments and Hedging Activities. The Company records derivative instruments in the consolidated balance sheet as either an asset or liability and as a component of other comprehensive income and measured at fair value. Changes in derivative instruments' fair value are recognized currently in earnings, unless the derivative instrument has been designated as a cash flow hedge and specific cash flow hedge accounting criteria are met. Under the cash flow hedge accounting, unrealized gains and losses are reflected in stockholder's equity as accumulated other comprehensive income (AOCI) until the forecasted transaction occurs. If the cash flow hedge is deemed ineffective, the derivative's gains or losses are then recognized in the consolidated statement of income.

Foreign Currency Translation. Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), Netherlands holding company, Swedish holding company, and U.S. subsidiaries functional currency is the U.S. dollar and for all other entities their functional currency is their respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the consolidated statements of income.

Results of Operations
Year Ended October 31, 2014 Compared to Year Ended October 31, 2013

REVENUES. Sales for fiscal 2014 were $878,744, an increase of $178,558 over fiscal 2013 sales of $700,186, or 25.5%. Of the increased sales, approximately $56,240 came from an increase in the production volumes of the North American car and light truck manufacturers along with the sales from new program awards launched during the fiscal year. According to industry statistics, Europe and North American combined light vehicle production growth for fiscal 2014 increased 4.5% from production levels of fiscal 2013. Sales by the strategic acquisitions that were not in the prior year increased revenues by approximately $122,320 for fiscal 2014.

GROSS PROFIT. Gross profit for fiscal 2014 was $79,601 compared to gross profit of $67,152 in fiscal 2013, an increase of $12,449, or 18.5%. Gross profit as a percentage of sales was 9.1% for fiscal 2014 and 9.6% fiscal 2013. Gross profit in fiscal 2014 was favorably impacted by approximately $14,370 from the increased sales volume. An unfavorable change in sales mix net against a favorable impact realized from the sales of engineered scrap during fiscal 2014 compared to fiscal 2013, resulted in net gross margin reduction of approximately $2,430. Manufacturing expenses increased by approximately $13,340 during fiscal 2014 compared to fiscal 2013. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $5,590 as the Company's workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $6,070 during fiscal 2014 compared to fiscal 2013. Expenses for depreciation and other fixed costs increased by approximately $1,680 during fiscal 2014 compared to fiscal 2013. Gross profit was favorably impacted by approximately $15,780 by the businesses acquired that were not included in fiscal 2013. Also, an expense of approximately $1,800 related to the amortization of the gross-up of inventory acquired from the acquisitions unfavorably impacted gross profit, in fiscal 2014 compared to fiscal 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $50,207 for fiscal 2014 were $19,026 more than selling, general and administrative expenses of $31,181 for the prior year. As a percentage of sales, these expenses were 5.7% of sales for fiscal 2014 and 4.5% for fiscal 2013. The increase reflects our investment in additional personnel and personnel related expenses of approximately $6,840, an increase of approximately $7,880 from investments in new technology and increases in other administrative expenses, including an increase of approximately $2,150 in acquisition related expenses. As a result of the acquisitions, selling, general and administrative expenses increased by approximately $4,310, consisting of $2,310 from personnel and personnel related expenses and $2,000 in other administrative expenses.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $2,255 for fiscal 2014 was $906 more than amortization of intangible assets expense of $1,349 for the prior year. Approximately $140 of the increase is related to the intangible assets acquired from the fiscal 2013 acquisitions and approximately $760 of the increase is related to the intangible assets acquired from the fiscal 2014 acquisitions.

ASSET IMPAIRMENT AND RECOVERY CHARGES. Asset recoveries of $4,026 were recorded during fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which was impaired in fiscal 2010.

Asset impairment charges of $18 were recorded during fiscal 2013. Impairment recoveries of $96 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010. Asset recoveries of $369 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Liverpool Stamping facility, which was impaired in fiscal 2009. During the fourth quarter of fiscal 2013, the Company recorded an asset impairment charge of $483 to reduce the real property of the Company's Anniston facility to a fair value based on an independent assessment that considered recent sales of similar properties, changes in market conditions and an income-based valuation approach.

INTEREST EXPENSE. Interest expense for fiscal 2014 was $4,503, compared to interest expense of $2,600 during fiscal 2013. The increase in interest expense was the result of higher average borrowing of funds for funding acquisition activities. Borrowed funds averaged $167,012 during fiscal 2014 and the weighted average interest rate was 2.08%. During fiscal 2013, borrowed funds averaged $82,005 and the weighted average interest rate of debt was 2.06%.

GAIN ON BARGAIN PURCHASE. The Company realized a bargain purchase gain of $228 in fiscal 2013 on the Atlantic Tool & Die-Alabama acquisition.

OTHER INCOME / EXPENSE. Other income, net was $504 for fiscal 2014, including a $332 realized gain on the sale of marketable securities and other non-operating income of $172. Other expense, net was $89 for fiscal 2013 was primarily the result of currency transaction losses realized by certain of the Company's Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 2014 was an expense of $4,747 on income before taxes of $27,191 for an effective tax rate of 17.5%. In fiscal year 2013 the provision for income taxes was $10,605 on income before taxes of $32,175 for an effective tax rate of 33.0%. The effective tax rate for fiscal 2014 has decreased 15.5 percentage points compared to fiscal 2013 primarily from eliminating the valuation allowance for the Company’s Mexican subsidiary, favorable revisions to prior period research and development tax credit calculations, favorable revisions to prior period estimated income tax calculations and various state and local net operating loss and tax credit carryforward benefits.

NET INCOME. The net income for fiscal 2014 was $22,444, or $1.30 per share, diluted compared to net income in fiscal year 2013 of $21,570 or $1.27 per share, diluted.

Liquidity and Capital Resources

Revolving Credit Facility:

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

On September 29, 2014, the Company executed an amendment to the Credit Agreement that extends the commitment period to September 29, 2019 and increases the Company's revolving line of credit to $360,000 which is comprised of two aggregate revolving commitments. Aggregate Revolving A commitments amount to $235,000 and aggregate Revolving B commitments amount to $125,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase. Additionally, this amendment increased the permitted leverage ratio from 3.25 to 3.5 in certain circumstances for a limited period of time following a material acquisition, as defined.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Credit Agreement provides for an interest rate margin on LIBOR loans of 2.0% and a 1.0% on base rate loans through January 31, 2015. Thereafter, the interest rate margin on LIBOR loans will be 1.5% to 2.5% and on base rate loans will be 0.25% to 1.5%, depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2014, and October 31, 2013.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $96,520 at October 31, 2014.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% requiring an initial down payment of $254 due with the first monthly payment of $95. The monthly payments extend through April 2015. As of October 31, 2014, $568 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2014, $1,985 remained outstanding under this agreement and $489 was classified as current debt and $1,496 was classified as long-term debt in the Company’s consolidated balance sheets.

The Company maintains capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2020. As of October 31, 2014, the present value of minimum lease payments under our capital leases amounted to $6,967.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On October 31, 2014, the Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $1,558, net of tax, which is reflected in other comprehensive income. The first base notional amount is set to commence on March 1, 2015 at which time the Company will recognize a gain or loss on the interest rate swap. At this time, the Company does not believe the amount will have a material impact.

Scheduled repayments under the terms of the Credit Agreement and repayments of other debt are listed below:

Twelve Months Ending October 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2015	$—	$489	$861	$568	$1,918
2016	—	501	906	—	1,407
2017	—	513	942	—	1,455
2018	—	482	980	—	1,462
2019	260,500	—	684	—	261,184
Thereafter	—	—	2,594	—	2,594
Total	$260,500	$1,985	$6,967	$568	$270,020

At October 31, 2014, total debt was $270,020 and total equity was $144,519, resulting in a capitalization rate of 65.14% debt, 34.86% equity. Current assets were $293,762 and current liabilities were $189,732, resulting in positive working capital of $104,030.

For the fiscal year ended October 31, 2014, operations, before changes in assets and liabilities, generated $47,369 of cash flow compared to $43,902 in fiscal year 2013. Depreciation and amortization increased by $7,015 in fiscal 2014 compared to fiscal 2013. Asset recoveries in fiscal 2014 were $4,026.

Changes in operating assets and liabilities, excluding operating assets and liabilities added from acquisitions, since October 31, 2013 were a use of funds of $17,786. During fiscal 2014, accounts receivable and related party receivables increased by $10,444, inventory increased by $6,150 and accounts payable increased by $3,327.

Cash capital expenditures in fiscal 2014 were $40,158. The Company had unpaid capital expenditures of approximately $5,415, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

Cash used for acquisitions in fiscal 2014, net of cash acquired were $124,544. Proceeds from the sales of assets generated $5,762 in cash in fiscal 2014.

Cash provided by financing activities in fiscal 2014 were $142,526 and were used to fund acquisition activities and capital expenditure investments.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as pension contributions totaling $4,470 during fiscal 2015, capital expenditures for fiscal 2015 and scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $9,520.

As of October 31, 2014, the Company has $21,000 of commitments for capital expenditures and $36,681 of commitments under non-cancelable operating leases. These capital expenditures in 2015 are for the support of current and new business, expected increases in existing business and enhancements of production processes.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
New Accounting Standards
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company November 1, 2017. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company November 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance is effective for the Company beginning November 1, 2014. The Company is currently evaluating the impact of the standard.
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters", which provides guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning November 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Effect of Inflation, Deflation
Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on the Company's consolidated financial results for the past three years.
In periods of decreasing prices, deflation occurs and may also affect the Company's results of operations. With respect to steel purchases, the Company's purchases of steel through customers' steel buying programs protects recovery of the cost of steel through the selling price of the Company's products. For non-steel buying programs, the Company coordinates the cost of steel purchases with the related selling price of the product. For the Company's aluminum and magnesium die casting business, the cost of the materials is handled in one of two ways. The primary method used by the Company is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method used by the Company is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh in this Form 10-K regarding the Company's operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company's expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all, of the risks include the ability of the Company to accomplish its strategic objectives; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company's ability to realize cost savings expected to offset price concessions; the Company's ability to successfully integrate acquired businesses, including businesses located outside of the United States; risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company's facilities and that of the Company's customers or suppliers; the Company's dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company's customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, aluminum or magnesium, the Company's primary raw materials, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Company’s outstanding indebtedness or a decrease in customer demand which could cause a covenant default under the Company’s outstanding indebtedness; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company's other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this release.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 13, 2015 expressed an unqualified opionion.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
January 13, 2015

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2014	2013
ASSETS:
Cash and cash equivalents	$12,014	$398
Investment in marketable securities	1,045	—
Accounts receivable, net	171,242	116,837
Related-party accounts receivable	533	673
Prepaid income taxes	2,142	—
Inventories, net	91,303	42,924
Deferred income taxes	3,496	2,829
Prepaid expenses	11,987	3,095
Other assets	—	23
Total current assets	293,762	166,779
Property, plant and equipment, net	274,828	197,874
Goodwill	30,887	6,768
Intangible assets, net	21,998	17,605
Deferred income taxes	2,605	—
Other assets	5,445	2,927
Total assets	$629,525	$391,953
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$1,918	$882
Accounts payable	146,478	87,977
Other accrued expenses	41,336	26,416
Accrued income taxes	—	1,666
Total current liabilities	189,732	116,941
Long-term debt	268,102	119,384
Long-term benefit liabilities	19,951	21,287
Deferred income taxes	2,739	969
Interest rate swap agreement	2,510	—
Other liabilities	1,972	2,223
Total liabilities	485,006	260,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,214,284 and 17,031,316 shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively	172	170
Paid-in capital	68,035	66,312
Retained earnings	113,193	90,749
Accumulated other comprehensive loss, net	(36,881)	(26,082)
Total stockholders’ equity	144,519	131,149
Total liabilities and stockholders’ equity	$629,525	$391,953

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	October 31,
	2014	2013
Net revenues	$878,744	$700,186
Cost of sales	799,143	633,034
Gross profit	79,601	67,152
Selling, general and administrative expenses	50,207	31,181
Amortization of intangible assets	2,255	1,349
Asset impairment (recovery), net	(4,026)	18
Operating income	31,165	34,604
Interest expense	4,503	2,600
Interest income	(25)	(32)
Gain on bargain purchase	—	(228)
Other (income) expense, net	(504)	89
Income before income taxes	27,191	32,175
Provision for income taxes	4,747	10,605
Net income	$22,444	$21,570
Earnings per share:
Basic earnings per share	$1.31	$1.27
Basic weighted average number of common shares	17,145	16,982
Diluted earnings per share	$1.30	$1.27
Diluted weighted average number of common shares	17,215	17,030

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended
	October 31,
	2014	2013
Net Income	$22,444	$21,570
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Recognized gain	967	5,684
Actuarial net gain	1,352	1,441
Asset net (loss) gain	(4,391)	1,102
Income taxes	783	(2,998)
Total defined benefit pension plans & other post retirement benefits	(1,289)	5,229
Marketable securities:
Unrealized gain on marketable securities	518	—
Income taxes on marketable securities	(53)	—
Reclassification adjustments for gain on marketable securities included in net income	(365)	—
Total marketable securities, net of tax	100	—
Derivatives and hedging:
Unrealized loss on interest rate swap agreements	(2,510)	—
Income taxes on interest rate swap agreements	952	—
Change in fair value of derivative instruments, net of tax	(1,558)	—
Foreign currency translation adjustments:
Foreign currency translation loss	(8,052)	—
Income taxes on foreign currency translation	—	—
Unrealized loss on foreign currency translation, net of tax	(8,052)	—
Comprehensive income, net	$11,645	$26,799

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,444	$21,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,893	20,878
Amortization of deferred financing costs	807	338
Asset recovery	(4,026)	18
Bargain purchase gain	—	(228)
Deferred income taxes	843	589
Stock-based compensation expense	579	738
Gain on sale of assets	(806)	(1)
Gain on sale of marketable securities	(365)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,444)	(28,098)
Inventories	(6,150)	7,162
Prepaids and other assets	403	110
Payables and other liabilities	3,327	12,802
Accrued income taxes	(4,922)	2,935
Net cash provided by operating activities	29,583	38,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,158)	(27,441)
Investment in marketable securities	(2,000)	—
Acquisitions, net of cash acquired	(124,544)	(104,470)
Proceeds from sale of assets	5,762	518
Proceeds from sale of marketable securities	967	—
Net cash used in investing activities	(159,973)	(131,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(4,246)
Payment of capital leases	(382)	—
Proceeds from long-term borrowings	182,500	123,250
Repayments of long-term borrowings	(39,877)	(24,539)
Payment of deferred financing costs	(776)	(1,963)
Proceeds from exercise of stock options	1,061	302
Net cash provided by financing activities	142,526	92,804
Effect of foreign currency exchange rate fluctuations on cash	(520)	—
Net increase in cash and cash equivalents	11,616	224
Cash and cash equivalents at beginning of period	398	174
Cash and cash equivalents at end of period	$12,014	$398

Supplemental Cash Flow Information:
Cash paid for interest	$3,862	$2,237
Cash paid for income taxes	$7,995	$7,111

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$7,639	$—

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
November 1, 2012	$169	$65,120	$73,425	$(31,311)	$107,403
Net income	—	—	21,570	—	21,570
Other comprehensive income, net of tax	—	—	—	5,229	5,229
Payment of dividends	—	—	(4,246)	—	(4,246)
Exercise of stock options	1	301	—	—	302
Stock-based compensation cost	—	738	—	—	738
Tax benefit on stock options	—	153	—	—	153
October 31, 2013	$170	$66,312	$90,749	$(26,082)	$131,149
Net income	—	—	22,444	—	22,444
Other comprehensive income, net of tax	—	—	—	(10,799)	(10,799)
Exercise of stock options	2	1,059	—	—	1,061
Stock-based compensation cost	—	579	—	—	579
Tax benefit on stock options	—	85	—	—	85
October 31, 2014	$172	$68,035	$113,193	$(36,881)	$144,519

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Summary of Significant Accounting Policies
General

The Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and other industrial markets. The Company offers one of the broadest portfolios of lightweighting solutions in the automotive, commercial vehicle and industrial industries, capable of delivering solutions in steel, steel alloys, aluminum and magnesium. Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components serving the automotive, commercial vehicle and other industrial markets of original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has twenty-eight wholly-owned subsidiaries at locations in Asia, Europe and North America.
MTD Holdings Inc (the parent of MTD Products Inc) and the MTD Products Inc Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products are owners of approximately 49.8% of the Company's outstanding shares of Common Stock, making MTD a related party of the Company.
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

The Company carefully assesses its risk with each of its customers and considers compliance with terms and conditions, aging of the customer accounts, intelligence learned through contact with customer representatives and its right of offset of net account receivable / account payable position with customers, if applicable, in establishing the allowance.
Shipping and Handling Costs
The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue and the costs incurred by the Company for shipping and handling are classified as costs of sales.

Inventories
Inventories are valued at the lower of cost or market, using the first-in first-out ("FIFO") method.

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
Employee Benefit Plans
The Company accrues the cost of U.S. defined benefit pension plans, which was frozen in 2004, in accordance with Statement of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 715 "Compensation - Retirement Benefits." The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. Approximately 70% of employees of the Company also participate in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to approximately 16 former employees.
Stock-Based Compensation
The Company records compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between six months to four years.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and foreign income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and, to a lesser extent because of inherent uncertainty, the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company's tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain income tax positions based on the Company's estimate of whether, and the extent to which, additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes.
Impairment of Long-Lived and Intangible Assets
The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could cause an impairment include significant underperformance relative to the historical or projected future operating results, significant changes in the manner of the use of the assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable or the useful life has changed.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $30,887 as of October 31, 2014, or 4.9% of our total assets and $6,768 as of October 31, 2013 or 1.7% of our total assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other, we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

likelihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, we perform quantitative impairment testing at the reporting unit level.

To quantitatively test goodwill for impairment, we estimate the fair value of a reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margin assumptions included in the plans are based on current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.
Comprehensive Income
Comprehensive income is defined as net income (loss) and changes in stockholders' equity from non-owner sources which, for the Company in the periods presented, consists of foreign currency transactions, interest rate swaps, marketable securities and pension related liability adjustments.
Statement of Cash Flows Information
Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits at October 31, 2014. Cash in foreign subsidiaries totaled $11,921 at October 31, 2014.
Concentration of Risk
    The Company sells products to customers primarily in the automotive, commercial vehicle and industrial markets. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers' financial condition. The allowance for non-collection of accounts receivable is based on the expected collectability of all accounts receivable. Losses have historically been within management's expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 18-Business Segment Information for discussion of concentration of revenues.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade receivables and payables approximate fair value because of the short maturity of those instruments. The carrying value of the Company's debt and derivative instruments are considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.
Derivative Financial Instruments
The Company uses interest rate swaps to manage volatility of underlying exposures. The Company recognizes all of its derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a hedging instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s objective for holding derivatives is to minimize risk using the most effective and cost-efficient methods available.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Translation

Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), Netherlands holding company, Swedish holding company and U.S. subsidiaries' functional currency is the U.S. dollar and for all other entities their functional currency is their respective local currency including the Polish Zloty, Mexican Peso and Swedish Krona. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Comprehensive Income (Loss) . Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments, which is not contemplated at this time. Exchange gains and losses from transactions in a currency other than the local currency of the entity involved, and translation adjustments in countries with highly inflationary economies, are included in net income.

Guarantees
The Company has certain indemnification clauses within its credit facility and certain lease agreements that are considered to be guarantees within the scope of FASB ASC Topic 460, "Guarantees." The Company does not consider these guarantees to be probable, and the Company cannot estimate their maximum exposure. Additionally, the Company's exposure to warranty-related obligations is not material.

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

Prior Year Reclassification and Other Changes
Certain prior year amounts have been reclassified to conform with current year presentation.
Effective November 1, 2013, the Company changed its accounting for certain plant location labor expenses as inventoriable costs as opposed to selling, general and administrative expense, the results of which were considered immaterial.
Other New Accounting Standards
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company November 1, 2017. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company November 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance is effective for the Company beginning November 1, 2014. The Company is currently evaluating the impact of the standard.
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters", which provides guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning November 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2-Acquisitions

Radar Industries, Inc.

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014 (the "Radar Agreement"), with Radar Industries, Inc., and Radar Mexican Investments, LLC who produce engineered metal stampings and machined parts for the motor vehicle industry.

The Company acquired Radar in order to further its investment in stamping technologies and expand the diversity of its customer base, product offering and geographic footprint. Radar's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

The aggregate fair value of consideration transferred in connection with the Purchase Agreement was $57,874 ($57,799 net of cash acquired) in cash on the date of acquisition. Of this amount, $6,500 in cash was placed into escrow, and will serve as security for any indemnification claims made by the Company under the Radar Agreement.

The acquisition of Radar Industries Inc. has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$75
Accounts receivable	14,374
Inventory	15,630
Prepaid assets and other	95
Property, plant and equipment	26,612
Goodwill	13,753
Intangible assets	5,620
Accounts payable and other	(18,285)
Net assets acquired	$57,874

The purchase price allocation is provisional, pending completion of the valuation of acquired assets property, plant and equipment and inventories. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely inventory, property, plant and equipment intangible assets and goodwill. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Radar. All of the goodwill was allocated to a wholly owned subsidiary of the Company. The total amount of goodwill expected to be deductible for tax purposes is $31,136 and is estimated to be deductible over approximately 15 years.

Of the $5,620 of acquired intangible assets, $3,320 was assigned to customers that have a useful life of approximately 14 years, and $2,300 was assigned to developed technologies with an estimated useful life of approximately 10 years. The Company utilized a third party to assist in assigning a fair value to acquired assets. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $5,620 and is estimated to be deductible over approximately 15 years.

The amounts of revenue and net income of Radar included in the Company's consolidated statements of income from the acquisition date to the period ending October 31, 2014 are as follows:

Radar Results of Operations	From October 1, 2014 - October 31, 2014
Revenue	$17,319
Net Income	$1,089

Finnveden Metal Structures

On June 30, 2014, Shiloh Holdings Sweden AB, a wholly-owned subsidiary of the Company, entered into and consummated the transactions contemplated by the Share Sale and Purchase Agreement dated May 21, 2014 with FinnvedenBulten AB and Finnveden AB ("Finnveden"), a wholly-owned subsidiary of FinnvedenBulten AB, a producer of aluminum and steel stampings and magnesium die cast and machined parts for the motor vehicle industry.

The Company acquired Finnveden in order to expand its stamping capabilities while adding magnesium die casting to its product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Company adds strategic European locations in Sweden and Poland while diversifying its customer base. Finnveden's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

The aggregate fair value of consideration transferred in connection with the FMS Agreement was $72,618, ($66,396 net of cash acquired), in cash on the date of acquisition.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The acquisition of Finnveden has been accounted for using the acquisition method in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities were recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$6,222
Accounts receivable	29,744
Inventory	26,858
Prepaid expenses	3,681
Property, plant and equipment	35,408
Goodwill	7,804
Intangible assets	1,136
Other non-current assets	3,830
Accounts payable and other	(36,416)
Long term liabilities	(5,649)
Net assets acquired	$72,618

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergies expected after the Company's acquisition of Finnveden. All of the goodwill was allocated to a wholly owned subsidiary of the Company. The Company does not expect that the amount of goodwill will be deductible for tax purposes under current Polish or Swedish tax law.

The $1,136 of acquired intangible assets was assigned to customers that have a useful life of approximately 10 years. The fair value assigned to identifiable intangible assets acquired have been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company is utilizing a third party to assist in assigning a fair value to acquired intangible assets. The Company does not expect that the total amount of identifiable intangible assets will be deductible for tax purposes under current Polish or Swedish tax law.

The amounts of revenue and net income of Finnveden included in the Company's consolidated statements of income from the acquisition date to the period ending October 31, 2014 are as follows:

Finnveden Results of Operations	From July 1, 2014 - October 31, 2014
Revenue	$49,060
Net loss	$(1,020)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Albany-Chicago Company LLC

On December 28, 2012, the Company, through a wholly-owned subsidiary, entered into and consummated the transactions contemplated by a Membership Interest Purchase Agreement, dated December 28, 2012 (the "Albany-Chicago Agreement"), among the subsidiary and all of the equity owners of Albany-Chicago Company LLC ("Pleasant Prairie"), a producer of aluminum die cast and machined parts for the motor vehicle industry.

The Company acquired Pleasant Prairie in order to further its investment in light weighting technologies and expand the diversity of its customer base, product offering and geographic footprint. Pleasant Prairie's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

The aggregate fair value of consideration transferred in connection with the Albany-Chicago Agreement was $56,390, including $56,792 ($56,337 net of cash acquired) paid in cash on the date of acquisition. Of this amount, $3,000 in cash was placed into escrow, and served as security for any indemnification claims made by the Company under the Albany-Chicago Agreement. Subsequent to the acquisition date, $381 of working capital adjustments were paid during the second quarter of 2013 to the seller, a reduction in purchase price of $850 as a result of a settlement agreement on asset valuation for tax purposes occurred during the third quarter of 2013, which was taken out of the escrow balance and a working capital adjustment of $67 paid to the seller during the third quarter of 2013. During the first quarter of fiscal 2014, certain settlements occurred resulting in $1,000 in escrow funds being returned to the Company for settlement of excess tooling expenses and was included in the Company's operating results and $200 in escrow funds being released to the seller for volumes on certain programs exceeding agreed levels. The final escrow distribution to the seller of $950 occurred in the third quarter of 2014.

The acquisition of Pleasant Prairie has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was based upon a valuation of certain assets acquired and liabilities assumed. The final purchase price allocation was as follows:

Cash and cash equivalents	$455
Accounts receivable	9,195
Inventory	2,711
Prepaid assets and other	1,851
Property, plant and equipment	26,100
Goodwill	5,492
Intangible assets	16,056
Other non-current assets	67
Accounts payable and other	(5,537)
Net assets acquired	$56,390

The Company utilized a third party to assist with the fair value determination of certain components of the purchase price allocation, namely property, plant and equipment and intangible assets.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Pleasant Prairie. All of the goodwill was allocated to a wholly owned subsidiary of the Company. The total amount of goodwill expected to be deductible for tax purposes is $14,291 and is estimated to be deductible over approximately 15 years.

Of the $16,056 of acquired intangible assets, $13,462 was assigned to customers that have a useful life of approximately 13 years , $1,850 was assigned to trade names with an estimated useful life of approximately 15 years , and $744 was assigned to non-competition agreements with an estimated useful life of approximately 2 years. The fair values assigned to identifiable

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

intangible assets acquired has been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company utilized a third party to assist in assigning a fair value to acquired intangible assets. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $16,056 and is estimated to be deductible over approximately 15 years.

Contech Castings, LLC

On June 11, 2013, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the "Contech Agreement"), with Contech Castings, LLC ("Contech") and its subsidiary Contech Casting Real Estate Holdings, LLC ("Contech Real Estate" and together with Contech, "Contech Sellers"). Contech was engaged in the business of die casting and machining motor vehicle parts and further producing engineered high pressure aluminum die cast and machined parts for the motor vehicle industry, and Contech Real Estate owned the real property used by Contech in its business. The acquisition closed on August 2, 2013. Under the terms of the Contech Agreement, the Company acquired the assets of the business located at the purchased facilities and assumed certain specified liabilities from the Contech Sellers for $42,536, which consisted of $42,187 in cash on the date of the acquisition after adjustments in working capital, certain assumed liabilities and amounts of capital expenditures. Of this amount, $3,825 in cash was placed into escrow, and served as security for any indemnification claims made by the Company under the Contech Agreement. Subsequent to the acquisition date, $349 of settlements were paid to the sellers net of certain closing costs refunded to the Company during the second quarter of fiscal 2014 and resulted in an an adjustment to goodwill. During the third quarter of fiscal 2014, the Company entered into an escrow settlement agreement with the Contech Sellers where $720 of the escrow amount would be released to the Company to satisfy certain claims and were included in the Company's operating results and $2,280 would be released to the sellers. Escrow funds of $387 were released to the seller to satisfy certain seller tax liabilities throughout fiscal 2014 leaving a remaining escrow balance of $438 at the end of fiscal 2014.

The Company acquired Contech's businesses in order to further its investment in light weighting technologies, expand its capabilities in aluminum die casting machining and expand the diversity of our customer base, product offering and geographic footprint. Contech's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

The acquisition of Contech has been accounted for using the acquisition method in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The final purchase price allocation was as follows:

Accounts receivable	$2,126
Inventory	1,529
Prepaid assets and other	170
Property, plant and equipment	36,976
Goodwill	4,605
Intangible Assets	2,898
Accounts payable and other	(5,768)
Net assets acquired	$42,536

The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely property, plant and equipment and intangible assets. As a result of the valuation completed during the quarter ended April 30, 2014, the assigned value to property, plant and equipment was revised to $36,976, which was a reduction of $2,981 from the previous estimate, and resulted in an increase to goodwill and a decrease to property, plant and equipment by the corresponding amount.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Acquisition Related Costs

In fiscal 2014 and fiscal 2013, the Company expensed approximately $3,450 and $1,300 respectively of acquisition related costs.

Pro Forma Consolidated Results (unaudited)

The following unaudited supplemental pro forma information presents the financial results for the year ended October 31, 2014 as if the acquisition of Finnveden, Pleasant Prairie and Radar had occurred on November 1, 2013, and for the year ended October 31, 2013 as if the acquisitions had occurred on November 1, 2012. The pro forma results do not include any anticipated cost synergies, costs or other effects of the integration of Finnveden, Pleasant Prairie or Radar. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined Company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of $505 and $836 for the years ended October 31, 2014 and October 31, 2013, respectively. Pro forma information related to the Contech acquisitions are not included in the table below as their financial results were not considered to be significant to the Company's operating results for the periods presented.

	(Unaudited)
Pro forma consolidated results	Years Ended October 31,
(in thousands, except for per share data):	2014	2013
Revenue	$1,137,126	$997,574
Net income	$24,811	$27,821
Basic earnings per share	$1.45	$1.64
Diluted earnings per share	$1.44	$1.63

Note 3—Asset Impairment and Restructuring Charges

Asset recoveries of $4,026 were recorded during fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which was impaired in fiscal 2010.

Impairment charges, net of $18 were recorded during fiscal 2013. Asset recoveries of $96 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.
Impairment recoveries of $369 were recorded during fiscal 2013 for cash received upon sales of assets from the Company's Liverpool Stamping facility, which was impaired in fiscal 2009.

During the fourth quarter of fiscal 2013, the Company recorded an asset impairment charge of $483 to reduce the real property of the Company's Anniston facility to a fair value based on an independent assessment that considered recent sales of similar properties, changes in market conditions and an income based valuation approach.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 4—Accounts Receivable
Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $601 and $341 at October 31, 2014 and 2013, respectively. The Company recognized net bad debt expense of $153 and $98 during fiscal 2014 and 2013, respectively, in the consolidated statements of income.
The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 5—Inventories
Inventories consist of the following:

	October 31,
	2014	2013
Raw materials	$36,417	$16,827
Work-in-process	12,044	7,742
Finished goods	13,382	9,573
Total material	61,843	34,142
Tooling	29,460	8,782
Total inventories	$91,303	$42,924

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $3,985 and $853 at October 31, 2014 and 2013, respectively. The increase of $3,132 is due to the significant balances in the reserve account from the acquisitions, needed to adjust inventories for such acquisitions to fair value.

The increase in production inventory of $27,701 is the result of increased sales volumes and acquisitions, net of improvements in our supply chain logistics.

Customer reimbursed tooling inventories totaling $29,460 as of October 31, 2014 increased $20,678 from October 31, 2013, for tooling related to new program awards that go into production over the next two years. Of the increase in tooling, $7,168 is from the Finneveden acquisition.

Note 6—Other Assets

	October 31,
	2014	2013
Other assets consist of the following:
Deferred financing costs, net	$2,280	$2,311
Tooling for customers	2,642	—
Other	523	616
Total	$5,445	$2,927

    Deferred financing costs are amortized over the term of the debt. During fiscal 2014 and 2013, amortization of these costs amounted to $807 and $338, respectively. Accumulated amortization was $3,274 and $2,467 as of October 31, 2014 and 2013, respectively. During 2014, the Company entered into two amendments to the Credit Agreement and capitalized $776 of the costs.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 7—Property, Plant and Equipment
    Property, plant and equipment consist of the following:

	October 31,
	2014	2013
Land and improvements	$11,452	$11,050
Buildings and improvements	117,776	109,977
Machinery and equipment	455,482	411,847
Furniture and fixtures	11,161	11,568
Construction in progress	52,345	28,982
Total, at cost	648,216	573,424
Less: Accumulated depreciation	373,388	375,550
Property, plant and equipment, net	$274,828	$197,874
Depreciation expense was $25,638 and $20,878 in fiscal 2014 and 2013, respectively.
    During the years ended October 31, 2014 and 2013, interest capitalized as part of property, plant and equipment was $272 and $112, respectively. The Company had unpaid capital expenditures included in accounts payable of approximately $5,415 and $1,978 at October 31, 2014 and 2013, respectively, and consequently such amounts are excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2014 and 2013. The Company has commitments for capital expenditures of $21,000 at October 31, 2014 that will be incurred in 2015.
Capital Leases:

	October 31,
	2014	2013
Leased Property:
Machinery and equipment	$7,639	$—
Less: Accumulated depreciation	367	$—
Leased property, net	$7,272	$—

Future minimum rental payments to be made under capital leases at October 31, 2014 are as follows:

Twelve Months Ending October 31,
2015	$1,096
2016	1,096
2017	1,096
2018	1,096
2019	814
Thereafter	2,660
7,858
Less amount representing interest ranging from 3.05% to 3.77%	891
Total obligations under capital leases	$6,967

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 8—Financing Arrangements
Debt consists of the following:

	October 31,
	2014	2013
Credit Agreement —interest at 2.15% and 1.95% at October 31, 2014 and October 31, 2013, respectively	$260,500	$117,400
Equipment security note	1,985	2,461
Capital lease obligations	6,967	—
Insurance broker financing agreement	568	405
Total debt	270,020	120,266
Less: Current debt	1,918	882
Total long-term debt	$268,102	$119,384

The weighted average interest rate of all debt was 2.08% and 2.06% for fiscal years 2014 and 2013, respectively.

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.
On September 29, 2014, the Company executed an amendment to the Credit Agreement that extends the commitment period to September 29, 2019 and increases the Company's revolving line of credit to $360,000 which is comprised of two aggregate revolving commitments. Aggregate Revolving A commitments amount to $235,000 and aggregate Revolving B commitments amount to $125,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase. Additionally, this amendment increased the permitted leverage ratio from 3.25 to 3.5 in certain circumstances for a limited period of time following a material acquisition.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Third Amendment provides for an interest rate margin on LIBOR loans of 2.0% and a 1.0% on base rate loans through January 31, 2015. Thereafter, the interest rate margin on LIBOR loans will be 1.5% to 2.5% and on base rate loans will be 0.25% to 1.5%, depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2014 and October 31, 2013.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $96,520 at October 31, 2014.

Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Debt:

In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% and requires monthly payments of $95 through April 2015. As of October 31, 2014, $568 remained outstanding under this agreement and was classified as current debt in the Company’s consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2014, $1,985 remained outstanding under this agreement and $489 was classified as current debt and $1,496 was classified as long term debt in the Company’s consolidated balance sheets.

The Company maintains capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2020. As of October 31, 2014, the present value of minimum lease payments under our capital leases amounted to $6,967.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On October 31, 2014, the Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $1,558, net of tax, which is reflected in other comprehensive income. The first base notional amount is set to commence on March 1, 2015 at which time the Company will recognize a gain or loss on the interest rate swap. At this time, the Company does not believe the amount will have a material impact.

Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt are listed below:

Twelve Months Ending October 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total

2015	$—	$489	$861	$568	$1,918
2016	—	501	906	—	1,407
2017	—	513	942	—	1,455
2018	—	482	980	—	1,462
2019	260,500	—	684	—	261,184
Thereafter	—	—	2,594	—	2,594
Total	$260,500	$1,985	$6,967	$568	$270,020

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9—Goodwill and Intangible Assets

Goodwill:
During 2014, the Company recognized $24,887 of goodwill related to the acquisitions of Radar Industries Inc., and Finnveden Metal Structures and includes adjustments of $3,330 related to Contech Castings LLC acquisition.
During 2013, the Company recognized $6,768 of goodwill related to the acquisitions of Albany-Chicago Company LLC and Contech Castings LLC.
In accordance with the Goodwill Topic of the ASC, goodwill is tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. September 30 has been established for the annual impairment review. At the time of impairment testing, values are estimated for goodwill, incorporating discount rates commensurate with the risks involved. An optional qualitative assessment may alleviate the need to perform the quantitative goodwill impairment test when impairment is unlikely. The Company used the qualitative assessment in 2013.
The annual impairment review performed as of September 30, 2014 did not result in any goodwill impairment.
The changes in the carrying amount of goodwill are as follows:

Balance October 31, 2012	$—
Acquisitions	6,768
Divestitures	—
Foreign currency translation and other	—
Balance October 31, 2013	6,768
Acquisitions, including adjustments on prior year acquisitions	24,887
Divestitures	—
Foreign currency translation and other	(768)
Balance October 31, 2014	$30,887

Intangibles:

Intangible assets acquired with the acquisitions described in Note 2 consist of the following:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2012	$—	$—	$—	$—	$—	$—
Acquisitions	13,462	2,707	744	1,875	166	18,954
Amortization expense	(771)	(136)	(310)	(128)	(4)	(1,349)
Foreign currency translation and other	—	—	—	—	—	—
Balance October 31, 2013	12,691	2,571	434	1,747	162	17,605
Acquisitions	4,456	2,300	—	—	—	6,756
Amortization expense	(1,183)	(560)	(372)	(123)	(17)	(2,255)
Foreign currency translation and other	(108)	—	—	—	—	(108)
Balance October 31, 2014	$15,856	$4,311	$62	$1,624	$145	$21,998

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table reflects intangible assets and related accumulated amortization:

	October 31, 2014
	Useful Life	Cost	Accumulated Amortization	Foreign Currency Adjustment	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(226)	$—	$1,624
Non-compete (Albany-Chicago)	2 years	744	(682)	—	62
Customer Relationships (Albany-Chicago)	13 years	13,462	(1,898)	—	11,564
Trade Name (Contech)	0.25 years	25	(25)	—	—
Trademark (Contech)	10 years	166	(21)	—	145
Developed Technology (Contech)	5 years	2,707	(677)	—	2,030
Customer Relationships (FMS)	10 years	1,136	(36)	(108)	992
Customer Relationships (Radar)	14 years	3,320	(20)	—	3,300
EPTC Technology (Radar)	10 years	2,300	(19)	—	2,281
Total intangible assets		$25,710	$(3,604)	(108)	$21,998

	October 31, 2013
	Useful Life	Cost	Accumulated Amortization	Net
Trade Name (Albany-Chicago)	15 years	$1,850	$(103)	$1,747
Non-compete (Albany-Chicago)	2 years	744	(310)	434
Customer Relationships (Albany-Chicago)	13 years	13,462	(771)	12,691
Trade Name (Contech)	0.25 years	25	(25)	—
Trademark (Contech)	10 years	166	(4)	162
Developed Technology (Contech)	5 years	2,707	(136)	2,571
Total intangible assets		18,954	(1,349)	17,605
Total amortization expense for the years ending October 31, 2014 and 2013 was $2,255 and $1,349, respectively. Amortization expense related to intangible assets for the following fiscal years ending is estimated to be as follows:

2015	$2,349
2016	2,287
2017	2,287
2018	2,151
2019	1,745
Thereafter	11,179
$21,998

Note 10—Operating Leases
The Company leases buildings, material handling, manufacturing and office equipment under operating leases with terms that range from one to fifteen years at inception. The leases do not include step rent provisions, escalation clauses, capital improvement funding or other lease concessions that qualify the leases as a contingent rental. Also, the leases do not include a variable related to a published index. The Company's operating leases are charged to expense over the lease term, on a straight-line basis.
The longest lease term of the Company's current leases extends to May 2029. Rent expense under operating leases for fiscal years 2014 and 2013 was $4,613 and $2,203, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2014:

2015	$8,443
2016	6,986
2017	6,216
2018	4,980
2019	4,755
Thereafter	$5,301
Total commitments under non-cancelable operating leases	$36,681

Note 11—Employee Benefit Plans
The Company maintains pension plans, which are frozen, covering its eligible employees. The Company also provides an unfunded postretirement health care benefit plan for approximately 16 retirees and their dependents. The measurement date for the Company's employee benefit plans coincides with its fiscal year end, October 31.

Obligations and Funded Status U.S. Plans At October 31

	Pension Benefits		Other Post Retirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$(85,128)	$(88,665)	$(894)	$(940)
Interest cost	(3,749)	(3,260)	(38)	(34)
Settlements	—	2,271	—	—
Actuarial gain (loss)	(4,388)	835	277	45
Benefits paid	4,675	3,691	16	35

Benefit obligation at end of year	(88,590)	(85,128)	(639)	(894)
Change in plan assets:
Fair value of plan assets at beginning of year	60,956	53,230	—	—
Actual return on plan assets	5,206	8,542	—	—
Employer contributions	4,374	5,146	16	35
Settlement	—	(2,271)	—	—
Benefits paid	(4,675)	(3,691)	(16)	(35)

Fair value of plan assets at end of year	65,861	60,956	—	—

Funded status, benefit obligations in excess of plan assets	$(22,729)	$(24,172)	$(639)	$(894)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2014	2013	2014	2013
Other accrued expenses	$(3,910)	$(3,650)	$(62)	$(99)
Long-term benefit liabilities	(18,819)	(20,522)	(577)	(795)

Total	$(22,729)	$(24,172)	$(639)	$(894)

Components of Net Periodic Benefit Cost U.S. Plans
	Pension Benefits		Other Post Retirement Benefits
	2014	2013	2014	2013
Interest cost	$3,749	$3,260	$38	$34
Expected return on plan assets	(4,281)	(3,735)	—	—
Settlement	—	1,102	—	—
Amortization of net actuarial loss	1,074	1,392	41	48
Net periodic benefit cost	$542	$2,019	$79	$82
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
The Company expects to recognize in the consolidated statements of income the following amounts that will be amortized from accumulated other comprehensive income in fiscal 2015.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,186	$28

The Company has recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

	Pension Benefits		Other Post Retirement Benefits
	2014	2013	2014	2013

Net actuarial loss	$43,669	$41,280	$361	$679

Accumulated other comprehensive income	$43,669	$41,280	$361	$679

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additional Information on U.S. Plans

	Pension Benefits		Other Post Retirement Benefits
	2014	2013	2014	2013
Increase (decrease) in minimum liability included in other comprehensive income	$(2,390)	$8,135	$318	$93

Assumptions U.S. Plans

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits		Other Post Retirement Benefits
	2014	2013	2014	2013
Discount rate	4.00%	4.50%	4.00%	4.50%

	Pension Benefits		Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2014	2013	2014	2013
Discount rate	4.50%	3.75%	4.50%	3.75%
Expected long-term return on plan assets	7.50%	7.50%	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2014, the assumptions used to determine net periodic benefit costs were established at October 31, 2013, while the assumptions used to determine the benefit obligations were established at October 31, 2014

The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") for the U.S. Plans as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2014 the discount rate from the use of the Principal Curve was 4.00%, a decrease of 0.50% from a year ago that resulted in an increase of the benefit obligation of approximately $6,076.
    The Company determines the annual rate of return on the U.S. Plan pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company's outside investment advisors and actuaries review the computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets. The long-term expected rate of return on plan assets takes into account years with exceptional gains and years with exceptional losses.

	October 31,
Assumed health care trend rates	2014	2013
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.5%	6.5%
Year that the rate reaches the ultimate trend rate	2015	2015

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company's trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2014:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$5	$(6)
Effect on post retirement obligation	$59	$(51)

Plan Assets U.S. Plan Assets
The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each plan when pension contributions are funded. The Company's pension plan weighted-average asset allocations at October 31, 2014 and 2013, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2014	2013
Asset Category
Equity securities	0-70%	59%	60%
Debt securities	0-70%	35%	34%
Real estate	0-10%	6%	6%

Total		100%	100%

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
Non-U.S. Plans
The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.
Fair Value
The plans' investments are reported at fair value. Purchases and sale of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.
FASB ASC Topic 820, Fair Value Measurements and Disclosures ("FASB ASC 820"), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC 820:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following descriptions of the valuation methods and assumptions used by the plans to estimate the fair values of investments apply to investments held directly by the plans.

Mutual funds: The fair values of mutual fund investments are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs).

Pooled separate accounts: The fair values of participation units held in pooled separate accounts are based on their net asset values, as reported by the managers of the pooled separate accounts as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date (level 2 inputs). With the exception of the Principal U.S. Property Separate Account, a fund sponsored by Principal Financial Group, investment and actuarial advisors of the Company, each of the pooled separate accounts invests in multiple securities. With the exception of the Principal U.S. Property Separate Account, each pooled separate account provides for daily redemptions by the plans with no advance notice requirements, and has redemption prices that are determined by the fund's net asset value per unit. Due to illiquidity of the underlying assets of the Principal U.S. Property Separate Account, which is an open-end, commingled real estate account and a separate account of Principal Life Insurance Company (Principal), Principal has imposed a withdrawal limitation that delays the payment of withdrawal requests and provides for payment of such requests on a pro rata basis as cash becomes available for distribution, as determined by Principal.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments totaling $65,861 at October 31, 2014 and $60,956 at October 31, 2013 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements		Fair Value Measurements
	at October 31, 2014 Using		at October 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. Plans					Valuation Technique
Investments
Equity
Large U.S. Equity	$10,012	$13,368	$9,289	$12,344	Market
Small/Mid U.S. Equity	6,079	2,670	5,488	2,437	Market
International Equity	6,611	—	7,316	—	Market
Fixed Income
Government	—	284	—	278	Market
Corporate	16,162	6,788	13,933	6,270	Cost
Real Estate (Primarily Commercial)	—	3,887	—	3,600	Market
Total Investments	$38,864	$26,997	$36,026	$24,929

Non-U.S. Plans
Insurance Contracts	$510	$—	$—	$—	Cost

Cash Flows
Contributions
The Company expects to contribute $4,470 to its U.S. pension plans in fiscal 2015, compared to $4,374 funded in fiscal 2014.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2015	$3,910	$62
2016	3,750	66
2017	4,120	52
2018	3,920	45
2019	4,500	46
2020-2024	24,440	193

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations are approximately $510 at the end of fiscal 2014. The liability of these comprise the present value of future obligations and is calculated on actuarial basis.

Defined Contribution Plans

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans for its United States locations. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. The Company recorded an expense related to the matching program of $3,230 during fiscal 2014, compared to an expense of $2,195 during fiscal 2013.

Note 12—Other Fair Value Financial Instruments

The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at October 31, 2014 and 2013 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2013:
Interest Rate Swap Contracts	—	—	Income Approach
October 31, 2014:
Interest Rate Swap Contracts	$(2,510)	$(2,510)	Income Approach

The Company calculates the fair value of its interest rate swap contracts, using quoted interest rate curves, to calculate forward values, and then discounts the forward values.
The discount rates for all derivative contracts are based on quoted swap interest rates or bank deposit rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from the Company’s counterparties.
Assets and liabilities measured at fair value on a nonrecurring basis at October 31, 2014 and 2013 are set forth in the table below:

	Asset	Level 3	Valuation Technique
October 31, 2013:
Goodwill	$6,768	$6,768	Income Approach
Intangible Assets	18,954	18,954	Income Approach
October 31, 2014:
Goodwill	24,887	24,887	Income Approach
Intangible Assets	$6,756	$6,756	Income Approach

Note 13—Earnings Per Share (amounts in thousands except number of shares and per share data)
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

calculation to the extent they are dilutive. For the years ended October 31, 2014 and 2013, approximately 117,000 and 225,000 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Years Ended October 31,
	2014	2013
Net income available to common stockholders	$22,444	$21,570

Basic weighted average shares	17,145	16,982
Effect of dilutive securities:
Stock options	70	48

Diluted weighted average shares	17,215	17,030

Basic earnings per share	$1.31	$1.27

Diluted earnings per share	$1.30	$1.27

Note 14—Stock Options and Incentive Compensation (amounts in thousands except number of shares and per share data)
For the Company, FASB ASC Topic 718 "Compensation – Stock Compensation" affects the stock options that have been granted and requires the Company to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.
1993 Key Employee Stock Incentive Plan
The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (the "Incentive Plan"), which authorizes grants to officers and other key employees of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 2,700,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, has been reserved for issuance pursuant to the Incentive Plan. An individual’s award of stock options is limited to 500,000 shares in a five-year period.

Non-qualified stock options, incentive stock options and restricted stock awards have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. The vesting period of the restricted stock awards range between six months and four years. Incentive stock options were not granted in fiscal 2013 or 2014. During fiscal 2014, 89,500 shares of restricted stock were granted to several employees as incentives for future performance. The market value of the Company's stock on the date of the restricted stock awards ranged between $14.97 and $20.64. At October 31, 2014, 116,822 restricted stock awards were outstanding.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of option activity under the Incentive Plan is as follows:

		Number of Shares Under Option	Weighted Average Option Price

Outstanding at	November 1, 2012	362,085	$9.99
	Granted	—	—
	Exercised	(47,804)	$6.28
	Canceled	(78,147)	$12.45
Outstanding at	October 31, 2013	236,134	$9.93
	Granted	—	$0.00
	Exercised	(100,468)	$10.55
	Canceled	(12,333)	$7.19
Outstanding at	October 31, 2014	123,333	$9.69

There were 111,833 options exercisable as of October 31, 2014 with a weighted average exercise price of $9.86. Cash received from the exercise of options for the fiscal year ended October 31, 2014 was $1,061 and $302 for the fiscal year ended October 31, 2013. At October 31, 2014, the options outstanding had an intrinsic value of $906 and options exercisable had an intrinsic value of $803. Options that have an exercise price greater than the market price on October 31, 2014 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2014 and 2013 was $652 and $485, respectively.
The following table provides additional information regarding options outstanding as of October 31, 2014:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$13.06	6,000	$13.06	6,000.99
$14.74	16,000	$14.74	16,000	2.54
$2.11	9,000	$2.11	9,000	4.12
$5.30	25,333	$5.30	25,333	4.78
$12.04	47,000	$12.04	47,000	6.11
$8.10	20,000	$8.10	8,500	7.15

Totals	123,333		111,833
There were 8,500 options not exercisable as of October 31, 2014 with a weighted average exercise price of $8.10. No options were granted during the year ended October 31, 2014.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of non-vested options as of and for the years ended October 31, 2014 and 2013 is as follows:

Non-vested Options		Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at	November 1, 2012	136,500	$10.46
	Granted	—	$0.00
	Vested	(58,828)	$10.84
	Forfeited	(21,001)	$10.32
Non-vested at	October 31, 2013	56,671	$10.12
	Granted	—	$0.00
	Vested	(42,838)	$8.10
	Forfeited	(5,333)	$8.10
Non-vested at	October 31, 2014	8,500	$8.10

For the fiscal years ended October 31, 2014 and 2013, the Company recorded compensation expense related to the stock options currently vesting, effectively reducing pretax income by $150 and $456, respectively. The impact on earnings per share for the fiscal year ended October 31, 2014 was a reduction of $0.01 per share basic and diluted and a reduction of $0.02 for the fiscal year ended October 31, 2013. The total compensation cost related to nonvested awards not yet recognized as of October 31, 2014 and 2013 was $15 and $620, respectively, which will be recognized over the next three fiscal years. The total compensation cost related to the restricted stock currently vesting was $429. As of October 31, 2014 there was approximately $1,520 of total unrecognized compensation costs related to non-vested stock options and incentive compensation awards.

Incentive Bonus Plans
The Company maintains a Management Incentive Plan ("MIP") to provide the Chief Executive Officer and certain eligible employees ("participants") incentives for superior performance. The MIP is administered by the Compensation Committee of the Board of Directors and entitles the participants to be paid a cash bonus based upon varying percentages of their respective salaries, the level of achievement of the corporate goals established by the Compensation Committee and specific individual goals as established by the Chief Executive Officer (for employees other than the CEO). For fiscal years 2014 and 2013, the Compensation Committee established goals for corporate office personnel based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and return on invested capital ("ROIC"). For the remaining participants, 50% of the incentive depends upon meeting the operating targets and metrics of the participant's operating unit and 50% is based upon attaining the corporate goals for the Company's performance. For fiscal 2014, participants in the MIP are entitled to receive an aggregate of $3,360 under the MIP. For fiscal 2013, participants in the MIP received an aggregate bonus of $3,293 under the MIP, which was paid in the first quarter of fiscal 2014.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15—Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2014	2013
Domestic	$28,200	$30,814
Foreign	(1,009)	1,361

Total	$27,191	$32,175

The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2014	2013
Current:
Federal	$3,684	$8,427
State and local	210	1,338
Foreign	74	261

Total current	3,968	10,026
Deferred:
Federal	3,069	427
State and local	58	152
Foreign	(2,348)	—

Total deferred	779	579

Provision	$4,747	$10,605

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2014	2013
Deferred tax assets:
Accrued compensation and benefits	$1,524	$1,255
Inventory	886	662
State depreciation adjustments and loss carryforwards	1,739	1,266
Pension obligations and post retirement benefits	7,766	8,255
Foreign net operating loss	2,626	1,153
Tax credits in foreign countries	—	573
Other accruals, reserves and tax credits	3,032	2,806
Goodwill and intangible amortization	9,414	3,304
Foreign currency translation	24	—
Interest rate swap	952	—

Total deferred tax assets	27,963	19,274
Less: Valuation allowance	(3,630)	(4,014)

Total deferred tax assets	24,333	15,260
Deferred tax liabilities:
Fixed assets	(20,193)	(12,828)
Prepaid expenses and other	(778)	(572)

Net deferred tax asset	$3,362	$1,860

Change in net deferred tax asset:
Provision for deferred taxes	$(779)	$(579)
Purchase accounting adjustments	663	—
Unrecognized tax benefit adjustments	(64)	(10)
Components of other comprehensive income:
Pension and post retirement benefits	783	(2,998)
Velocys investment	(53)	—
Interest rate swap	952	—
Total change in net deferred tax asset	$1,502	$(3,587)

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Activities and balances of unrecognized tax benefits for 2014 and 2013 are summarized below:

	Years Ended October 31,
	2014	2013
Balance at beginning of year	$1,183	$1,247
Additions based on tax positions related to the current year	35	54
Reductions based on tax positions related to the current year	(5)	—
Reductions for tax positions of prior years	(3)	(61)
Reductions as result of lapse of applicable statute of limitations	(142)	(57)

Balance at end of year	$1,068	$1,183

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $700 at October 31, 2014 and $777 at October 31, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $136 of benefit in 2014 and $21 of expense in 2013 for interest and penalties. The Company had accrued $893 at October 31, 2014 and $1,029 at October 31, 2013, for the payment of interest and penalties.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2011 and no longer subject to non-U.S. income tax examinations for calendar years ending prior to December 31, 2009. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

In September 2013 and August 2014, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014. Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company's financial statements. The Tax Increase Prevention Act was passed into legislation on December 19, 2014. This Legislation extended the alternative fuel tax credit and the research and development tax credit for one year. Shiloh estimates this will have a favorable impact of $1,100 in the first quarter of fiscal 2015.

A valuation allowance of $3,630 remains as of October 31, 2014 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2013 was $4,014. The net decrease in the valuation allowance of $384 relates to an opening balance sheet increase of $1,577 resulting from the Finnveden acquisition offset by a translation decrease of $152 primarily related to Swedish operating loss carry forwards, an increase of $428 related to state operating loss carry forwards, an increase of $544 related to Swedish operating loss carry forwards during the current period, a decrease of $573 for Mexican flat tax credits because legislation was enacted which eliminated the flat tax as of December 31, 2013, a decrease of $2,171 related to Mexican deferred tax assets and a decrease of $37 for the future utilization of foreign tax credits in the United States.

The Company assesses both negative and positive evidence when measuring the need for a valuation allowance. A valuation allowance has been established by the Company due to the uncertainty of realizing certain loss carry forwards, other deferred tax assets and foreign tax credits in the United States and various foreign jurisdictions. The Company believes the remaining deferred tax assets will be realizable based on projected book income, the reversals of existing taxable temporary differences and available tax planning strategies that would be implemented and generate ordinary income in the United States or foreign jurisdictions to recognize the deferred tax assets. The Company intends to maintain the valuation allowance against certain deferred tax assets until such time that sufficient positive evidence exists to support realization of the deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2014	2013
Federal income tax at statutory rate	35.0%	35.0%
State and local income taxes, net of federal benefit	0.7	3.5
Valuation allowance change	(6.6)	(1.7)
Domestic tax credits	(0.8)	(0.8)
Domestic production activities deduction	(2.8)	(2.9)
Foreign operations	(1.8)	0.9
Stock option expense	—	0.2
Adjustment of uncertain tax positions	(0.7)	(0.1)
Revisions to prior period research and development tax credit calculations	(9.1)	—
Revisions to prior period estimated income tax calculations	(0.3)	(1.4)
Change in legislation - Mexico	2.1	—
Other	1.8	0.3

Effective income tax rate	17.5%	33.0%
At October 31, 2014, the Company had Swedish foreign operating loss carryforward benefits of approximately $1,970 with a valuation allowance to the extent of their net deferred tax assets, which can be carried forward indefinitely. In addition, the Company had Mexican operating loss carry forward benefits of approximately $573 as of October 31, 2014, which will expire in 2018 or 2019. At October 31, 2013, the Company had Mexican operating loss carryforward benefits of approximately $1,153 with a valuation allowance to the extent of their net deferred tax assets. The Company has various state and local net operating loss and tax credit carryforward benefits of $1,413 and $985 with a full valuation allowance, which will expire between 2015 and 2034.
The Company paid income taxes, net of refunds, of $7,995 and $7,111 in 2014 and 2013, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries or pay down European debt. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated. As of October 31, 2014, there was $1,441 of undistributed foreign subsidiary earnings.

Note 16—Accumulated Other Comprehensive Loss

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2013	(26,082)	—	—	—	(26,082)
Other comprehensive income (loss)	(1,289)	465	(1,558)	(8,052)	(10,434)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(365)	—	—	(365)
Net current-period other comprehensive income (loss)	(1,289)	100	(1,558)	(8,052)	(10,799)
Balance at October 31, 2014	(27,371)	100	(1,558)	(8,052)	(36,881)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table reflects the changes in accumulated other comprehensive income related to the Company for October 31, 2014:

Details about accumulated other comprehensive income components - 2014	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Consolidated Statement of Income
Amortization of Pension and Post-Retirement Plan
Interest costs	$(3,787)	(1)
Return on plan assets	4,281	(1)
Net actuarial loss	(1,115)	(1)
	(621)	Total before taxes
	235	Income tax benefit
	$(386)	Net of taxes

Realized gain on sale of marketable securities (2)	$365	Total before taxes
	(128)	Income tax expense
	$237	Net of taxes

(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 11- Employee Benefit Plans for further information.
(2) These accumulated other comprehensive income components are included in the computation of the gain on sale of marketable securities. See Note 17 - Related Party Transactions.

Note 17—Related Party Transactions
The Company had sales to MTD Products Inc and its affiliates of $6,756 and $7,645 for fiscal years 2014 and 2013, respectively. At October 31, 2014 and 2013, the Company had receivable balances of $533 and $673, respectively, due from MTD Products Inc and its affiliates, and no amounts were due to MTD Products Inc, at those dates.
On March 11, 2014, the Company entered into a supplier agreement with Velocys (LSE:VLS). As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a market allowance paid of $473 that is being amortized over the remaining life of the related supplier agreement. During the third quarter of 2014, the Company sold a portion of the Velocys stock and realized a gain of $365. The carrying value of the remaining shares at October 31, 2014 was $892. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative mark-to-market favorable adjustment of $100, net of tax, was recorded as a gain to other comprehensive income for the fiscal year ended October 31, 2014.

Note 18—Business Segment Information
The Company conducts its business and reports its information as one operating segment-Automotive Products. The Chief Executive Officer of the Company has been identified as the chief operating decision maker because he has final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and industrial markets. The Company offers one of the broadest portfolios of lightweighting solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys. Shiloh delivers these solutions through the design and manufacturing of its BlankLight,™ CastLight™ and StampLight™ brands. Shiloh delivers solutions in body, chassis and powertrain systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEM's.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 10.8% and 5.9% of total revenues for fiscal years 2014 and 2013, respectively. Long-lived assets consist primarily of net property, plant and equipment.

	Revenues		Long-Lived Assets		Foreign Currency (Gain) Loss
	2014	2013	2014	2013	2014	2013
Europe	$49,060	$—	$44,151	$—	$109	$—
Mexico	45,902	41,524	24,611	16,403	(111)	(141)
United States	$783,782	$658,662	$267,001	$208,771
Total company	$878,744	$700,186	$335,763	$225,174
The foreign currency gain or loss is included as a component of other income (expense) in the consolidated statements of income.
The following details customers that accounted for more than 10% of the Company's revenues in fiscal 2014 and 2013 .

	Revenues
Customer	2014	2013
Chrysler	13.9%	15.6%
General Motors	16.4%	20.9%

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 19—Quarterly Results of Operations (Unaudited)
(amounts in thousands except per share data)

For the Year Ended October 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$183,539	$208,972	$216,389	$269,844
Gross profit	17,846	21,001	22,100	18,654
Operating income	8,021	12,699	9,726	719
Provision (benefit) for income taxes	2,181	3,620	335	(1,389)
Net income	$4,939	$8,129	$8,349	$1,027
Net income per share basic	$0.29	$0.48	$0.49	$0.06
Net income per share diluted	$0.29	$0.47	$0.49	$0.06
Weighted average number of shares:
Basic	17,113	17,081	17,118	17,180
Diluted	17,208	17,158	17,175	17,229

For the Year Ended October 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,383	$182,146	$166,059	$206,598
Gross profit	10,738	19,336	16,374	22,086
Operating income	4,131	11,508	8,187	10,778
Provision for income taxes	1,101	3,686	2,213	3,605
Net income	$2,583	$7,249	$5,282	$6,456
Net income per share basic	$0.15	$0.43	$0.31	$0.38
Net income per share diluted	$0.15	$0.43	$0.31	$0.38
Weighted average number of shares:
Basic	16,988	16,998	17,007	16,999
Diluted	17,040	17,043	17,051	17,052

Note 20—Commitments and Contingencies

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
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations. As of October 31, 2014, an evaluation was performed under the supervision, and with the participation, of the Company’s management, including the Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule "3a-15(e) or Rule 15d-15(e) of the Exchange Act. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014.

Changes in Internal Control Over Financial Reporting

On September 30, 2014, the Company acquired the business and related assets of Radar Industries, Inc. and Radar Mexican Investments, LLC, both of which operated under their own set of systems and internal controls. The Company expects to be substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2015.

On June 30, 2014, the Company acquired the business and related assets of FinnvedenBulten AB and Finnveden AB, which operated under its own set of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company's own control environment. The Company expects to be substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2015.

There were no other changes in the Company’s internal control over financial reporting during fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
The management of Shiloh Industries, Inc. and its subsidiaries ("the Company" is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The internal control system of the Company was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In conducting management's effectiveness of its internal controls over financial reporting, management has excluded due to timing, size, and complexity, the operations of its newly acquired assets from Radar Industries, Inc. and FinnvedenBulten AB, which were acquired in June 2014 and September 2014, respectively, from its October 31, 2014 Sarbanes-Oxley 404 review. Our acquisitions constituted 30.3% and 8.2%, respectively, of our total assets and total revenues for the year ended October 31, 2014.
Under the supervision and with the participation of the Company’s management, including the PEO and PFO, the Company assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014 excluding Radar Industries, Inc. and FinnvedenBulten AB. In making this assessment, management chose to early adopt the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013) as a basis for our assessment. In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determine whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on the evaluation of internal control over financial reporting management has concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2014. Grant Thornton LLP, an independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting as of October 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.

We have audited the internal control over financial reporting of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Radar Industries, Inc. and Finnveden Metal Structures, which are consolidated subsidiaries of the Company, whose financial statements reflect aggregate total assets and revenues constituting 30.3% and 8.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2014. As indicated in Management’s Report, Radar Industries, Inc. and Finnveden Metal Structures were acquired during the year ended October 31, 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Radar Industries, Inc. and Finnveden Metal Structures.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2014, and our report dated January 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
January 13, 2015

Item 9B.	Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
The Company has adopted a code of ethics that applies to its Principal Executive Officer, Principal Financial Officer and Corporate Controller as well as the other officers, directors and managers of the Company in accordance with the Marketplace Rules of the Nasdaq Stock Market.
Executive Officers of the Registrant
The following information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Curtis E. Moll, Chairman of the Board.    Mr. Moll became Chairman of the Board of the Company in April 1999, and he has served as a Director of the Company since its formation in April 1993. Since 1980, Mr. Moll has served as the Chairman of the Board and Chief Executive Officer of MTD Holdings Inc (formerly MTD Products Inc), a privately held manufacturer of outdoor equipment. Mr. Moll also serves as a director of The Sherwin-Williams Company and AGCO Corporation. Mr. Moll is 75 years old.
Ramzi Hermiz, President and Chief Executive Officer.    In September 2012, Mr. Hermiz was appointed by the Board of Directors of the Company as President and Chief Executive Officer. Mr. Hermiz has extensive senior management experience in the automotive parts industry. Prior to joining the Company, Mr. Hermiz served as Senior Vice President, Vehicle Safety and Protection of Federal-Mogul Corporation ("Federal-Mogul"), a publicly held company that designs, engineers, manufactures and distributes technologies to improve fuel economy, reduce emissions and enhance vehicle safety. He was also a member of Federal-Mogul's strategy board since 2005 and a corporate officer since 2001. He served as Senior Vice President, Aftermarket Products and Services from 2007 to 2009 and Senior Vice President of Sealing Systems from 2005 to 2007. Mr. Hermiz held various Senior Management positions after joining Federal-Mogul in 1998 in connection with its acquisition of Fel-Pro, Inc. Mr. Hermiz is 49 years old.
Thomas M. Dugan, Vice President of Finance and Treasurer.    Mr. Dugan was promoted to the position of Vice President Finance and Treasurer on January 31, 2011. Mr. Dugan has been with the Company since December 1999. He served as Director of Finance until January 2001 when he was promoted to the position of Treasurer. Mr. Dugan is 50 years old.
David W. Jaeger, Vice President Sales and Business Development, Managing Director of Casting and Machining. Mr. Jaeger was named Vice President Sales and Business Development in October 2013. He has more than 30 years of automotive industry experience and came to the Company through the acquisition of Contech Castings, where he was the president and chief operating officer. In his current role, he is responsible for directing the Company’s sales and business development, which will be critical in expanding business opportunities for all of the Company's product lines. Mr. Jaeger is 54 years old.

Item 11.	Executive Compensation.

Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation Committee" and under the heading "Executive Compensation," which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

Summary of Equity Compensation Plans
(Amounts in number of shares and per share data)

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2014.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	123,333	$9.69	920,958
Equity compensation plans not approved by security holders	—	—	—

Total	123,333	$9.69	920,958

For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 13 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is set forth in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Board of Directors, Committees and Directors Meetings," which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information with respect to principal accountant fees and services is set forth in the Proxy Statement under the heading "Principal Accountant Fees and Services,"which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2014 and 2013.
Consolidated Statements of Income for the two years ended October 31, 2014 and 2013.
Consolidated Statements of Comprehensive Income for the two years ended October 31, 2014 and 2013.
Consolidated Statements of Cash Flows for the two years ended October 31, 2014 and 2013.
Consolidated Statements of Stockholders' Equity for the two years ended October 31, 2014 and 2013.
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule. Not Applicable

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

Date: January 13, 2015

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer and Director (Principal Executive Officer)
Ramzi Hermiz		January 13, 2015

/s/ THOMAS M. DUGAN	Vice President of Finance and Treasurer (Principal Accounting and Principal Financial Officer)	January 13, 2015
Thomas M. Dugan

*	Chairman and Director	January 13, 2015
Curtis E. Moll

*	Director	January 13, 2015
Cloyd Abruzzo

*	Director	January 13, 2015
Jean Brunol

*	Director	January 13, 2015
George G. Goodrich

*	Director	January 13, 2015
Michael S. Hanley

*	Director	January 13, 2015
David J. Hessler

*	Director	January 13, 2015
Dieter Kaesgen

*	Director	January 13, 2015
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
3.1
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1(i) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (Commission File No. 0-21964).

3.2
Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value $.01, is incorporated herein by reference to Exhibit 3.1(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (Commission File No. 0-21964).

3.3
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

10.7
Appointment of Ramzi Hermiz as President and Chief Executive Officer of Shiloh Industries, Inc., dated August 23, 2012 is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on August 29, 2012 (Commission File No. 0-21964).

10.8
Change in Control Severance Agreement between Ramzi Y. Hermiz and Shiloh Industries, Inc., dated August 23, 2012, is incorporated herein by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K filed with the Commission on August 29, 2012 (Commission File No. 0-21964).

10.9
First Amendment to Change in Control Agreement between Thomas M. Dugan and Shiloh Industries, Inc., dated December 19, 2012, is incorporated herein by reference to Exhibit 10.21 of the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012.

10.10
Membership Interest Purchase Agreement, dated December 28, 2012 among Shiloh Die Cast LLC and all the equity owners of Albany-Chicago Company LLC, is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q filed with the Commission on March 1, 2013 (Commission File No. 0-21964).

Exhibit No.

10.11
Membership Asset Purchase Agreement, dated June 11, 2013, as amended, with Contech Castings, LLC and its subsidiary Contech Casting Real Estate Holdings, LLC, is incorporated herein by reference to Exhibit 10.29 of the Company's Current Report on Form 10-K filed with the Commission on December 23, 2013 (Commission File No. 0-21964)

10.12
 Credit Agreement (the “Credit Agreement”) dated as of October 25, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K filed with the Commission on October 25, 2013 (Commission File No. 0-21964).

10.13
First Amendment Agreement (the “First Amendment”) dated as of December 30, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 30, 2013 (Commission File No. 0-21964).

10.14
Share Sale and Purchase Agreement, dated May 21, 2014, among the subsidiary and Finnveden AB, a company limited by shares incorporated in Sweden, Shiloh Holdings Sweden AB, company limited by shares incorporated in Sweden, and FinnvedenBulten AB, a company limited by shares incorporated in Sweden, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q filed with the Commission on December 30, 2013 (Commission File No. 0-21964).

10.15
Second Amendment Agreement, dated as of June 26, 2014 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 2, 2014 (Commission File No. 0-21964).

10.16
Third Amendment Agreement, dated September 29, 2014, among Shiloh Industries, Inc. (the “Company”) and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

10.17	Asset Purchase Agreement, dated September 30, 2014, among the Company, Radar Industries, Inc., and Radar Mexican Investments, LLC **

14.1
Shiloh Industries, Inc. Code of Conduct, approved by the Company's Board of Directors on February 17, 2004 is incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for fiscal year ended October 31, 2004 (Commission File No. 0-21964).

21.1	Subsidiaries of the Company. **

23.1	Consent of Grant Thornton LLP. **

24.1	Powers of Attorney. **

31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this Report.

** Filed herewith.