Form 10-Q
period 2015-01-31
SHILOH INDUSTRIES INC
filed 2015-03-11
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 10, 2015 was 17,220,284.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	January 31, 2015	October 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,049	$12,014
Investment in marketable securities	794	1,045
Accounts receivable, net of allowance for doubtful accounts of $609 and $601 at January 31, 2015 and October 31, 2014, respectively	155,781	171,242
Related-party accounts receivable	966	533
Prepaid Income Taxes	1,410	2,142
Inventories, net	97,810	91,303
Deferred income taxes	3,501	3,496
Prepaid expenses	11,482	11,987
Total current assets	278,793	293,762
Property, plant and equipment, net	278,236	274,828
Goodwill	29,842	30,887
Intangible assets, net	21,265	21,998
Deferred income taxes	3,545	2,605
Other assets	4,875	5,445
Total assets	$616,556	$629,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,601	$1,918
Accounts payable	143,022	146,478
Other accrued expenses	32,276	41,336
Total current liabilities	176,899	189,732
Long-term debt	271,594	268,102
Long-term benefit liabilities	25,867	19,951
Deferred income taxes	—	2,739
Interest rate swap agreement	4,930	2,510
Other liabilities	2,022	1,972
Total liabilities	481,312	485,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,217,284 and 17,214,284 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	172	172
Paid-in capital	68,351	68,035
Retained earnings	116,866	113,193
Accumulated other comprehensive loss, net	(50,145)	(36,881)
Total stockholders’ equity	135,244	144,519
Total liabilities and stockholders’ equity	$616,556	$629,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2015	2014
Net revenues	$257,078	$183,539
Cost of sales	236,530	165,693
Gross profit	20,548	17,846
Selling, general and administrative expenses	13,625	10,400
Amortization of intangible assets	632	545
Asset recovery	—	(1,120)
Operating income	6,291	8,021
Interest expense	1,762	886
Interest income	(7)	(3)
Other (income) expense	(373)	18
Income before income taxes	4,909	7,120
Provision for income taxes	1,236	2,181
Net income	$3,673	$4,939
Earnings per share:
Basic earnings per share	$0.21	$0.29
Basic weighted average number of common shares	17,215	17,113
Diluted earnings per share	$0.21	$0.29
Diluted weighted average number of common shares	17,255	17,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2015	2014
Net Income	$3,673	$4,939
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Recognized gain	296	269
Actuarial net loss	(6,156)	(540)
Asset net loss	(846)	(386)
Income tax benefit on pension plans & other postretirement benefits	2,537	249
Total defined benefit pension plans & other post retirement benefits	(4,169)	(408)
Marketable securities
Unrealized loss on marketable securities	(251)	—
Income tax benefit on marketable securities	88	—
Total marketable securities, net of tax	(163)	—
Derivatives and hedging
Unrealized loss on interest rate swap agreements	(2,420)	—
Income tax benefit on interest rate swap agreements	916	—
Change in fair value of derivative instruments, net of tax	(1,504)	—
Foreign currency translation adjustments:
Unrealized loss on foreign currency translation	(7,428)	—
Comprehensive income (loss), net	$(9,591)	$4,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,673	$4,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,732	6,419
Asset recovery	—	(1,120)
Amortization of deferred financing costs	149	261
Deferred income taxes	(104)	—
Stock-based compensation expense	199	150
Gain on sale of assets	(24)	(127)
Changes in operating assets and liabilities:
Accounts receivable	14,034	16,473
Inventories	(7,313)	(5,721)
Prepaids and other assets	760	(734)
Payables and other liabilities	(18,285)	(14,508)
Accrued income taxes	732	(136)
Net cash provided by operating activities	2,553	5,896
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,884)	(3,781)
Proceeds from sale of assets	72	1,253
Net cash used for investing activities	(10,812)	(2,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(207)	(16)
Proceeds from long-term borrowings	21,100	2,600
Repayments of long-term borrowings	(16,921)	(5,618)
Payment of deferred financing costs	—	(16)
Proceeds from exercise of stock options	52	307
Net cash provided by (used for) financing activities	4,024	(2,743)
Effect of foreign currency exchange rate fluctuations on cash	(730)	—
Net increase (decrease) in cash and cash equivalents	(4,965)	625
Cash and cash equivalents at beginning of period	12,014	398
Cash and cash equivalents at end of period	$7,049	$1,023

Supplemental Cash Flow Information:
Cash paid for interest	$2,007	$772
Cash paid for income taxes	$301	$2,168

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$—	$467
Capital equipment included in accounts payable	$3,869	$3,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Revenues and operating results for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which is intended to define a company's responsibility to evaluate whether there is substantial doubt about its ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company beginning November 1, 2017. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company's second quarter beginning February 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after January 31, 2016 for fiscal year ending 2016. The Company will prospectively apply the guidance to applicable transactions.
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance was effective for the Company beginning November 1, 2014. The adoption of this guidance does not have a material impact on the Company’s condensed consolidated financial statements
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters," which provides guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective for the Company beginning November 1, 2014. The adoption of this guidance does not have a material impact on the Company’s condensed consolidated financial statements

Note 3—Acquisitions

Radar Industries, Inc.

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014 (the "Radar Agreement"), with Radar Industries, Inc., and Radar Mexican Investments, LLC which produce engineered metal stampings and machined parts for the motor vehicle industry.

The Company acquired Radar in order to further its investment in stamping technologies and expand the diversity of its customer base, product offering and geographic footprint. Radar's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

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

The purchase price allocation is provisional, pending completion of the valuation of acquired assets property, plant and equipment and inventories. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely inventory, property, plant and equipment, intangible assets and goodwill. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

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

Finnveden Metal Structures

On June 30, 2014, Shiloh Holdings Sweden AB, a wholly-owned subsidiary of the Company, entered into and consummated the transactions contemplated by the Share Sale and Purchase Agreement dated May 21, 2014 with FinnvedenBultenAB and Finnveden AB ("Finnveden"), a wholly-owned subsidiary of FinnvedenBulten AB, a producer of aluminum and steel stampings and magnesium die cast and machined parts for the motor vehicle industry.

The Company acquired Finnveden in order to expand our stamping capabilities while adding magnesium die casting to our product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Finnveden acquisition adds strategic European locations in Sweden and Poland while diversifying our customer base. Finnveden's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergies after the Company's acquisition of Finnveden. All of the goodwill was allocated to a wholly owned subsidiary of the Company. The Company does not expect that the amount of goodwill will be deductible for tax purposes under current Polish or Swedish tax law.

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

Contech Castings, LLC

In the first quarter of 2015, the remaining escrow balance of $438 was settled. A Michigan tax liability of $307 was paid and $131 was returned to the sellers.

Pro Forma Consolidated Results

The following supplemental pro forma information presents the actual financial results for the three months ended January 31, 2015, and pro forma financial results for the three months ended January 31, 2014 as if the acquisitions of Radar Industries, Inc. and Finnveden had occurred on November 1, 2013. The pro forma results do not include any anticipated cost synergies, costs or other effects of the integration of Radar Industries, Inc. and Finnveden. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined Company. In addition, the pro forma information includes amortization expense related to intangible assets acquired of $141 for the three months ended January 31, 2015.

Pro forma consolidated results	Three months ended January 31,
(in thousands, except for per share data):	2015	2014
Revenue	$257,078	$275,476
Net income	$3,673	$6,190
Basic earnings per share	$0.21	$0.36
Diluted earnings per share	$0.21	$0.36

Note 4—Asset Recoveries

Asset recoveries of $1,120 were recorded during the first three months of 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended January 31, 2015 and October 31, 2014 of $966 and $533, respectively, due from MTD Products Inc. and its affiliates.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc (LSE:VLS). As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative market-to-market unfavorable adjustment of $163, net of tax, was recorded as a loss to other comprehensive income for the three months ended January 31, 2015.

Note 6—Inventories
Inventories consist of the following:

	January 31, 2015	October 31, 2014
Raw materials	$37,272	$36,417
Work-in-process	14,376	12,044
Finished goods	16,244	13,382
Total material	67,892	61,843
Tooling	29,918	29,460
Total inventory	$97,810	$91,303

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $3,427 and $3,985 at January 31, 2015 and October 31, 2014, respectively.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2015	October 31, 2014
Land and improvements	$11,489	$11,452
Buildings and improvements	117,880	117,776
Machinery and equipment	458,415	455,482
Furniture and fixtures	11,310	11,161
Construction in progress	60,094	52,345
Total, at cost	659,188	648,216
Less: Accumulated depreciation	380,952	373,388
Property, plant and equipment, net	$278,236	$274,828

Depreciation expense was $8,100 and $5,874 for the three months ended January 31, 2015 and January 31, 2014, respectively.

Capital Leases:

	January 31, 2015	October 31, 2014
Leased Property:
Machinery and equipment	$7,074	$7,639
Less: Accumulated depreciation	550	367
Leased property, net	$6,524	$7,272

The decrease in machinery and equipment of $565 is due to the foreign currency translation at January 31, 2015 at one of the Company's European manufacturing facilities.

Future minimum rental payments to be made under capital leases at January 31, 2015 are as follows:

Twelve Months Ending January 31,
2015	$1,034
2016	1,034
2017	1,034
2018	1,017
2019	641
Thereafter	2,241
7,001
Less amount representing interest ranging from 3.05% to 3.77%	754
Total obligations under capital leases	$6,247

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the three months January 31, 2015 are as follow:

Balance October 31, 2014	$30,887
Foreign currency translation and other	(1,045)
Balance January 31, 2015	$29,842

Intangible Assets

The changes in the carrying amount of finite intangible assets for the three months January 31, 2015 are as follows :

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2014	15,856	4,311	62	1,624	145	21,998
Amortization expense	(342)	(193)	(62)	(31)	(4)	(632)
Foreign currency translation and other	(101)	—	—	—	—	(101)
Balance January 31, 2015	$15,413	$4,118	$—	$1,593	$141	$21,265
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Cost	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	17,918	(2,296)	(209)	15,413
Developed technology	5,007	(889)	—	4,118
Non-compete	744	(744)	—	—
Trade Name	1,875	(282)	—	1,593
Trademark	166	(25)	—	141
	$25,710	$(4,236)	$(209)	$21,265
Total amortization expense was $632 and $545 for the three months ended January 31, 2015 and January 31, 2014, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending January 31,
2016	$2,276
2017	2,276
2018	2,242
2019	2,039
2020	1,735
Thereafter	10,697
$21,265

Note 9—Financing Arrangements
Debt consists of the following:

	January 31, 2015	October 31, 2014
Credit Agreement —interest rate of 2.15% for both periods ended January 31, 2015 and October 31, 2014	$264,800	$260,500
Equipment security note	1,863	1,985
Capital lease obligations	6,247	6,967
Insurance broker financing agreement	285	568
Total debt	273,195	270,020
Less: Current debt	1,601	1,918
Total long-term debt	$271,594	$268,102

The weighted average interest rate of all debt was 2.23% and 2.08% for the three months ended January 31, 2015 and January 31, 2014, respectively.

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

On September 29, 2014, the Company executed a third amendment to the Credit Agreement that extends the commitment period to September 29, 2019 and increases the Company's revolving line of credit to $360,000, which may be increased up to an additional $100,000 subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the administrative agent and the Company obtaining commitments for such increase. The revolving line of credit is comprised of two aggregate revolving commitments. Aggregate Revolving A commitments, for U.S. borrowings, in an amount up to $235,000 and aggregate Revolving B commitments, for Dutch borrowings, in an amount up to $125,000. Additionally, this amendment increased the permitted leverage ratio from 3.25 to 3.50 in certain circumstances for a limited period of time following a material acquisition.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2015, and October 31, 2014.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $92,220 at January 31, 2015.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:
In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% and requires monthly payments of $95 through April 2015. As of January 31, 2015, $285 remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2015, $1,863 remained outstanding under this agreement and $492 was classified as current debt and $1,371 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of January 31, 2015, the present value of minimum lease payments under its capital leases amounted to $6,247.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. For the three months ended January 31, 2015, the Company determined the mark-to-market adjustment for the interest rate swap to be a liability of $1,504, net of tax, which is reflected in other comprehensive income. The first base notional amount of $25,000 is set to commence on March 1, 2015 at which time any cash flow hedge settlements will be classified as interest expense. At this time, the Company does not believe the amount will have a material impact.
Scheduled repayments under the terms of the Credit Agreement plus repayments of other debt are listed below:

Twelve Months Ending January 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2016	$—	$492	$824	$285	$1,601
2017	—	504	869	—	1,373
2018	—	516	902	—	1,418
2019	—	351	921	—	1,272
2020	264,800	—	528	—	265,328
Thereafter	—	—	2,203		2,203
Total	$264,800	$1,863	$6,247	$285	$273,195

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three months ended January 31, 2015 and 2014 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three months ended January 31,		Three months ended January 31,
	2015	2014	2015	2014
Interest cost	$866	$937	$6	$10
Expected return on plan assets	(1,174)	(1,070)	—	—
Recognized net actuarial loss	297	269	7	10
Net periodic (benefit) cost	$(11)	$136	$13	$20

The Company made contributions of $920 and $952 to the defined benefit pension plans during the three months ended January 31, 2015 and 2014. The Company expects contributions to be $3,550 for the remainder of fiscal 2015.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations were approximately $510 at the end of fiscal 2014. The Company did not recognize any material changes during the first quarter of fiscal 2015. The liability of these comprise the present value of future obligations and is calculated on actuarial basis.

Note 11—Stock Options and Incentive Compensation (amounts in thousands except number of shares and per share data)
For the Company, FASB ASC Topic 718 “Compensation – Stock Compensation” affects the stock options that have been granted and requires the Company to expense share-based payment (“SBP”) awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.
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

Non-qualified stock options, incentive stock options and restricted stock awards have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. The vesting period of the restricted stock awards range between six months and four years. Incentive stock options were not granted in fiscal 2014 or during the first three months of fiscal 2015. During fiscal 2014, 89,500 shares of restricted stock were granted to several employees as incentives for future performance. Restricted stock was not granted during the first three months of fiscal 2015. The market value of the Company's stock on the date of awards ranged between $14.97 and $20.64. At January 31, 2015, 98,882 shares of restricted stock were outstanding. During the fiscal quarter ended January 31, 2015, 15,000 shares of restricted stock vested and 3,000 shares were forfeited.

Activity in the Company’s incentive plan for the three months ended January 31, 2015 and 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1, 2013	236,134	$9.93
Options:
Granted	—	$0.00
Exercised	(33,468)	$9.18
Canceled	(8,333)	$8.10
Outstanding at January 31, 2014	194,333	$10.13	5.68	$962
Options exercisable at January 31, 2014	184,666	$10.24	5.56	$894

Options outstanding at November 1, 2014	123,333	$9.69
Options:
Granted	—	$0.00
Exercised	(6,000)	$8.67
Canceled	—	$0.00
Outstanding at January 31, 2015	117,333	$9.74	4.88	$337
Options exercisable at January 31, 2015	117,333	$9.74	4.88	$337

At both January 31, 2015 and January 31, 2014, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. The stock option grants whose exercise price is higher that the market value of the Company's stock are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
For the three months ended January 31, 2015 the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $15. For the three months ended January 31, 2014, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $83. For the three months ended January 31, 2015 and for the three months ended January 31, 2014, there was no impact on earnings per share basic and diluted related to the stock option compensation expense. All compensation cost related to stock options has been recognized as all stock options are fully vested. For the three months ended January 31, 2015 and 2014, the total compensation cost related to the restricted stock currently vested was $184 and $67, respectively. The total estimated compensation cost related to the non-vested restricted stock is $1,337, which will be expensed through June of 2018.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2015 and 2014, approximately 100,000 and 119,000 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended January 31,
	2015	2014
Net income available to common stockholders	$3,673	$4,939
Basic weighted average shares	17,215	17,113
Effect of dilutive securities:
Stock options	40	95
Diluted weighted average shares	17,255	17,208
Basic income per share	$0.21	$0.29
Diluted income per share	$0.21	$0.29

Note 12—Fair Value of Financial Instruments
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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at January 31, 2015 and October 31, 2014 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2014:
Interest Rate Swap Contracts	$(2,510)	$(2,510)	Income Approach
January 31, 2015:
Interest Rate Swap Contracts	$(4,930)	$(4,930)	Income Approach

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

Note 13—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended January 31, 2015 and 2014 are as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2014	$(27,371)	$100	$(1,558)	$(8,052)	$(36,881)
Other comprehensive loss	(4,169)	(163)	(1,504)	(7,428)	(13,264)
Balance at January 31, 2015	$(31,540)	$(63)	$(3,062)	$(15,480)	$(50,145)

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2013	$(26,082)	$—	$—	$—	$(26,082)
Other comprehensive loss	(408)	—	—	—	(408)
Balance at January 31, 2014	$(26,490)	$—	$—	$—	$(26,490)

The following table reflects the changes in accumulated other comprehensive income related to the Company for January 31, 2015:

	For the three months ended January 31,		Affected line item in the Statement Where Net Income Presented
	2015	2014	Income Presented
Pension and Post-Retirement Plan Benefits
Interest costs	$866	$937	Selling, general and administrative expenses ("SG&A") (1)
Return on plan assets	(1,174)	(1,070)	SG&A (1)
Net actuarial loss	297	269	SG&A (1)
	(11)	136	Total before taxes
	4	52	Income tax benefit
Total reclassifications	$(7)	$188	Net of taxes
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 10- Employee Benefit Plans for further information.
For the first three months ended January 31, 2015, the Company recorded a net increase to the unfunded pension liability of approximately $4,169. The net increase was primarily due to a decrease in the discount rate from 4.00% to 3.4% offset by a increase in the fair value of the underlying pension assets and the related tax benefit.

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
Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 16.1% and 6.2% of total revenues for three months ended January 31, 2015 and 2014, respectively. Long-lived assets consist primarily of net property, plant and equipment.

	Revenues		Long-Lived Assets		Foreign Currency Gain
	2015	2014	2015	2014	2015	2014
Europe	$31,234	$—	$40,418	$—	$(268)	$—
Mexico	$10,143	$11,294	$25,881	$17,119	$(56)	$(35)
United States	$215,701	$172,245	$271,464	$207,580
Total company	$257,078	$183,539	$337,763	$224,699
The foreign currency gain or loss is included as a component of other income in the consolidated statements of income.

Note 15—Commitments and Contingencies
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
The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in North America and Europe. The Company’s year to date revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive), Europe and North America production volumes for three months ended January 31, 2015 and 2014 were as follows:

Production Volumes	Europe	North America
	(Number of Vehicles in Thousands)
For the three months ended January 31, 2014	4,754	3,735
For the three months ended January 31, 2015	4,779	3,960
Increase	25	225
Percentage change	0.5%	6.0%

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

For the Company's aluminum and magnesium die casting operations, the cost of aluminum and magnesium is handled one of two ways. The primary method used by the Company is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method used by the Company is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

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

The production of cars and light trucks for the first three months of 2015 in North America according to industry results (published by IHS Automotive in February 2015) was approximately 3,960,000 units, which reflects an improvement of 6.0% over the first three months of 2014’s vehicle production of approximately 3,735,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America. The Company continues to closely monitor customer release volumes even though the overall economic environment in North America reflects improvement and there is evidence that the North American economy is strengthening. Changes in the North American government fiscal policy could impact levels of unemployment and consumer confidence, which could adversely impact consumer demand for vehicles.

The production of cars and light trucks for the first three months of 2015 in Europe according to industry results (published by IHS Automotive in February 2015) was approximately 4,779,000 units which reflects a slight increase of 0.5% over the first three months of 2014's vehicle production of approximately 4,754,000 units. The outlook in Europe is much weaker as the region is still emerging from a six-year sales slump. Sales in Russia have plunged approximately 27% because it is still in a deep recession, dealing with a volatile currency and facing a broader war in the Ukraine. The Company is cautiously optimistic that consumer demand levels will remain steady; however, we will continue to monitor the geopolitical concerns that could impact this region.

Critical Accounting Policies
Preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

Income Taxes. The Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded by taxing jurisdiction to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and, to a lesser extent because of inherent uncertainty, the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on the current facts, the Company did not record an impairment charge related to long-lived assets during the first three months of 2015 and 2014. See Note 4 to the condensed consolidated financial statements for a discussion of the recoveries recorded during the first three months of fiscal 2014. The Company did not recover previously recorded impairment charges during the the first three months of 2015. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

The Company performs an annual impairment analysis of intangible assets and is included as a component of the annual impairment of long-lived assets.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $29,842 as of January 31, 2015, or 5% of our total assets, and approximately $30,887 as of October 31, 2014, or 5% of our total assets.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-180 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At January 31, 2015 and October 31, 2014, the amount accrued for group insurance and workers’ compensation claims was $3,813 and $4,094, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets at October 31, 2014 would increase or decrease pension assets by approximately $166.

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

For the twelve months ended October 31, 2014, the actual return on pension plans’ assets for all of the Company’s plans approximated 8%, which is above the expected rate of return on plan assets of 7.50% used to derive pension expense. The long term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

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

Derivative Instruments and Hedging Activities. The Company records derivative instruments in the condensed consolidated balance sheet as either an asset or liability and as a component of other comprehensive income and measured at fair value. Changes in derivative instruments' fair value are recognized currently in earnings, unless the derivative instrument has been designated as a cash flow hedge and specific cash flow hedge accounting criteria are met. Under the cash flow hedge accounting, unrealized gains and losses are reflected in stockholder's equity as accumulated other comprehensive income (AOCI) until the forecasted transaction occurs. If the cash flow hedge is deemed ineffective, the derivative's gains or losses are then recognized in the condensed consolidated statement of income.

Foreign Currency Translation. Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), Netherlands holding company, Swedish holding company, and all U.S. subsidiaries functional currency is the U.S. dollar and for all other entities their functional currency is their respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the condensed consolidated statements of income.

Results of Operations
Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

REVENUES. Sales for the first quarter of fiscal 2015 were $257,078, an increase of $73,539 from last year’s first quarter sales of $183,539, or 40.1%. According to industry statistics, Europe and North American combined light vehicle production growth for the first quarter of 2015 increased 3.0% from production levels in the first quarter of fiscal 2014 with the majority of the increase in North American levels and Europe remaining level. Acceptance of leading technologies and the recent strategic acquisitions completed in fiscal 2014 have contributed to the increase in sales revenue of $73,539. Certain customer platform volume was lower in the first quarter of 2015 compared to the first quarter of 2014 for re-tooling in preparation for new launches in early 2015.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2015 was $20,548 compared to gross profit of $17,846 in the first quarter of fiscal 2014, an increase of $2,702. Gross profit as a percentage of sales was 8.0% for the first quarter of 2015 and 9.6% for the first quarter of 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $8,090. A change in sales mix, lower price recovered for engineered scrap sales and increased freight costs negatively impacted gross profit by $5,023. In addition, labor and benefits decreased by $327 while other manufacturing expenses and depreciation increased by $692.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $13,625 in the first quarter of fiscal 2015 were $3,225 more than expenses of $10,400 in the same period of the prior year. As a percentage of sales, these expenses were 5.3% of sales in the first quarter of fiscal 2015 and 5.7% of sales in the first quarter of 2014 reflecting successful integration of acquisitions. The increase reflects our continued investment in additional personnel and related expenses, including personnel from the businesses acquired in 2014 of approximately $3,644, and a decrease of $419 in other administrative expenses.

ASSET RECOVERIES. Asset recoveries of $1,120 were recorded during the first three months of fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2015 was $1,762, compared to interest expense of $886 during the first quarter of fiscal 2014. The increase in interest expense was the result of higher average borrowing of funds for funding acquisition activities. Borrowed funds averaged $271,607 during the first quarter of fiscal 2015 and the weighted average interest rate was 2.23%. In the first quarter of fiscal 2014, borrowed funds averaged $118,881 and the weighted average interest rate of debt was 1.95%. The increase in borrowed funds was the result of acquisitions.

OTHER INCOME / EXPENSE. Other income, net was $373 for the first quarter of fiscal 2015 and other expense, net was $18 in the first quarter of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in the first quarter of fiscal 2015 was an expense of $1,236 on income before taxes of $4,909 for an effective tax rate of 25.2%. The provision for income taxes in the first quarter of fiscal 2014 was an expense of $2,181 on income before taxes of $7,120 for an effective tax rate of 30.6%. The estimated effective tax rate for the first quarter of fiscal 2015 has decreased compared to the first quarter of fiscal 2014 primarily because of a change in the tax law extending the research credit and the alternative fuel tax credit through December 31, 2014. There also was an offsetting increase in the effective tax rate because the Company's Swedish subsidiaries generated losses with no related tax benefits in the first quarter of fiscal 2015.

NET INCOME. Net income for the first quarter of fiscal 2015 was $3,673, or $0.21 per share, diluted compared to net income for the first quarter of fiscal 2014 and was $4,939, or $0.29 per share, diluted.

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

On September 29, 2014, the Company executed an amendment to the Credit Agreement that extends the commitment period to September 29, 2019 and increases the Company's revolving line of credit to $360,000, which may be increased up to an additional $100,000 subject to the Company’s compliance with the terms of the Credit Agreement and pro forma compliance with certain financial covenants, notice to the Administrative Agent and the Company obtaining commitments for such increase. The revolving line of credit is comprised of two aggregate revolving commitments. Aggregate Revolving A commitments, for U.S. borrowings, in an amount up to $235,000 and aggregate Revolving B commitments, for Dutch borrowings, in an amount up to $125,000. Additionally, this amendment increased the permitted leverage ratio from 3.25 to 3.50 in certain circumstances for a limited period of time following a material acquisition, as defined.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2015, and October 31, 2014.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $92,220 at January 31, 2015.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% requiring an initial down payment of $254 due with the first monthly payment of $95. The monthly payments extend through April 2015. As of January 31, 2015, $285 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2015, $1,863 remained outstanding under this agreement and $492 was classified as current debt and $1,371 was classified as long-term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2020. As of January 31, 2015, the present value of minimum lease payments under our capital leases amounted to $6,247.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On January 31, 2015, the Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $1,504, net of tax, which is reflected in other comprehensive income. The first base notional amount of $25,000 is set to commence on March 1, 2015 at which time any cash flow hedge settlements will be classified as interest expense. At this time, the Company does not believe the amount will have a material impact.

Scheduled repayments under the terms of the Agreement including repayments of other debt for the next five years are listed below:

January 31, 2015	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2016	$—	$492	$824	$285	$1,601
2017	—	504	869	—	1,373
2018	—	516	902	—	1,418
2019	—	351	921	—	1,272
2020	264,800	—	528	—	265,328
Thereafter	—		$2,203	—	$2,203

Total	$264,800	$1,863	$6,247	$285	$273,195

Cash Flows and Working Capital

At January 31, 2015, total debt was $273,195 and total equity was $135,244, resulting in a capitalization rate of 66.9% debt, 33.1% equity. Current assets were $278,793 and current liabilities were $176,899 resulting in positive working capital of $101,894.

For the three months ended January 31, 2015, operations, before changes in assets and liabilities, generated $12,625 of cash flow compared to $10,522 in the first three months of 2014.

Net Cash Provided By Operating Activities

Changes in operating assets and liabilities since October 31, 2014 were a use of funds of $10,072 compared with $4,626 in the comparable period of fiscal 2014. The $5,446 year-over-year change is primarily attributable to the year-over-year investment in inventory made as part of the strategic initiatives an increase in accounts payable and other accrued expenses decreased by $18,285 as a result of seasonal customer shutdowns and increase in pension liability offset by a decrease in accounts receivable as a result of seasonal customer shutdowns.

Net Cash Provided by Investing and Financing Activities

Cash capital expenditures in the first three months of fiscal 2015 were $10,884 compared with $3,781in the comparable period of fiscal 2014. The increase is attributed to projects for new awards that will begin in the next fiscal year. The Company had unpaid capital expenditures of $3,869 at January 31, 2015, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remaining nine months of fiscal 2015 are approximately $45,000, subject to change based on business conditions.

Changes in financing activities in the first three months of fiscal 2015 were $4,024 compared with $2,743 in the comparable period of fiscal 2014. At the beginning of the year, the Company had outstanding indebtedness of $270,020, including a current portion of $1,918. During the first quarter of 2015, the Company had approximately $21,100 of additional long term borrowings and repaid principal of approximately $17,100. During the first quarter of 2014, the Company had approximately $2,600 of additional long term borrowing and repaid principal of approximately $5,600. The borrowings and payments represent normal activity in managing the day-to-day operations. As of January 31, 2015, the company’s long term indebtedness was $273,195.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as pension contributions totaling $4,470 during fiscal 2015 compared to $4,377 during fiscal 2014, capital expenditures for fiscal 2015 and scheduled payments for the equipment security note, capital lease and repayment of the other debt of $285 compared to $203 in the comparable period of fiscal 2014.

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

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh in this Form 10-Q regarding the Company's operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company's expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all, of the risks include the ability of the Company to accomplish its strategic objectives; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company's ability to realize cost savings expected to offset price concessions; the Company's ability to successfully integrate acquired businesses, including businesses located outside of the United States; risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company's facilities and that of the Company's customers or suppliers; the Company's dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company's customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, aluminum or magnesium, the Company's primary raw materials, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Company’s outstanding indebtedness or a decrease in customer demand which could cause a covenant default under the Company’s outstanding indebtedness; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company's other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this release.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 3.        Qualitative and Quantitative Market Risk Discussion

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to market risk throughout the normal course of its business operations due to its purchases of metals, its sales of scrap steel, its ongoing investing and financing activities, and its exposure to foreign currency exchange rates. As such, the Company has established policies and procedures to govern its management of market risks.

Commodity Pricing Risk

Steel is the primary raw material that the Company uses. We purchase a portion of our steel from certain of our customers through various OEM steel buying programs. The purchases through customer steel buying programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements is met through contracts with steel mills. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the mill, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price of steel may occur in different periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on our product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.

Interest Rate Risk

At January 31, 2015, we had total debt, excluding capital leases, of $266,948, consisting of a revolving line of credit of floating rate debt of $0 (99%) and fixed rate debt of $2,148 (1%). Assuming no changes in the monthly average revolver debt levels of $271,607 for the quarter ended January 31, 2015, we estimate that a hypothetical change of 100 basis points in the LIBOR and base rate would have no significant impact on interest expense due to the movement of LIBOR.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, is set to commence on March 1, 2015 at which time any cash flow hedge settlements will be classified as interest expense. At this time, the Company does not believe the amount will have a material impact.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	January 31	October 31,
	Location	2015	2014
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(4,930)	$(2,510)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the three months ended January 31, 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(4,930)	Interest expense	$—

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products. During the three months ended January 31, 2015, the Company derived $215,701 of its sales in the United States and $41,377 internationally. Of these international sales, $20,281 are denominated in the Swedish krona, $10,953 are denominated in the Polish zloty and $10,143 are denominated in the Mexican peso, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs.
In addition, to the transaction-related gains and losses that are reflected within the results of operations, the Company is subject to foreign currency translation risk, as the financial statements for our subsidiaries are measured and recorded in the respective subsidiary's functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the condensed consolidated statement of other comprehensive loss.

Inflation
Despite recent declines, we have experienced a continued rise in inflationary pressures impacting certain commodities, such as steel, aluminum and magnesium. Additionally, because we purchase various types of equipment, raw materials, and component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of January 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.

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

There were no other changes to the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.    Risk Factors
Risks Related to Our Business
(amount in millions)

A downturn in the global economy could adversely affect demand for passenger cars and commercial vehicles that are manufactured with our products and therefore, could adversely affect our business, financial condition, results of operations, and cash flows.
The level of demand for our products depends primarily upon the level of consumer demand for new vehicles that are manufactured with our products. The global economic recession that began in 2008 had a significant adverse effect on our business, customers and suppliers, and contributed to delayed and reduced purchases of passenger cars and commercial vehicles, including those manufactured with our products. Demand for and pricing of our products is also subject to economic conditions and other factors (e.g., energy costs, fuel costs, climate change concerns, vehicle age, consumer spending and preferences, materials used in production, commodity prices and changing technology) present in the various domestic and international markets in which our products are sold. If the global economy were to experience another significant downturn, depending upon its length, duration and severity or any other event that results in a reduction of demand for automobiles, our financial condition, results of operations, and cash flows could again be materially adversely affected.
Deterioration in the United States and world economies could adversely affect our customers’ and suppliers’ ability to access the capital markets, which may affect our business, financial condition, results of operations, and cash flows.
Disruptions in the capital and credit markets could adversely affect our customers and suppliers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. This financing often comes from securitization markets, which experienced severe disruptions during the global economic crisis. Our suppliers, as well as our customers’ suppliers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to our customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on our customers or suppliers could materially and adversely affect us, either through loss of revenues from any of our customers so affected, or due to our inability to meet our commitments without excess expense, as a result of disruptions in supply caused by the suppliers so affected. Financial difficulties experienced by any of our major customers could have a material adverse effect on us if such customer were unable to pay for the products we provide or if we experienced a loss of, or material reduction in, business from such customer. As a result of such difficulties, we could experience lost revenues, significant write-offs of accounts receivable, significant impairment charges, or additional restructurings. In addition, severe financial or other difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis on similar economic terms the quantity and quality of components we require to produce our products.
Moreover, severe financial or operating difficulties at any automotive vehicle manufacturer or other significant supplier could have a significant disruptive effect on the entire industry, leading to supply chain disruptions and labor unrest, among other things. These disruptions could force original equipment manufacturers and, in turn, other suppliers, including us, to shut down or reduce production at plants.
Our inability for us to obtain and maintain sufficient capital financing may adversely affect the liquidity and financial condition of us, our customers and our suppliers.
Our working capital requirements can vary significantly, depending, in part, on the level, variability and timing of our customers’ production and the payment terms we have with our customers and suppliers. Our liquidity could be adversely affected if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If our available cash flows from operations are not sufficient to fund our ongoing cash needs, we would be required to look to our cash balances and borrowing availability under our Revolving Credit Facilities to satisfy those needs, as well as look to potential sources of additional capital, which may not be available on satisfactory terms or in adequate amounts, if at all. There can be no assurance that we will continue to have the ability to maintain sufficient capital financing. This may increase the risk of not being able to produce our products or having to pay higher prices for our inputs that may not be recovered in our selling prices.
We may pursue acquisitions or strategic alliances that we may not successfully integrate or that may divert our management’s attention and resources.

We may pursue acquisitions, joint ventures or strategic alliances in the future. However, we may not be able to identify and secure suitable opportunities. Our ability to consummate and integrate effectively any future acquisitions or enter into strategic alliances on terms that are favorable to us may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary for larger acquisitions, our ability to obtain financing on satisfactory terms, if at all.
In addition, if a potential candidate is identified, we may fail to enter into a definitive agreement for the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of our existing business. The expected synergies and cost savings from acquisitions or strategic alliances may not be realized and we may not achieve the expected results, including the synergies and cost savings we expect to realize in connection with the FMS Acquisition and the Radar Acquisition. We may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, dilutive issuance of equity securities, costs and contingent liabilities. We may also have to obtain approvals and licenses from the relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may also expose us to potential risks, including risks associated with:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks and contingent and other liabilities of, acquisition or other transaction candidates;

•	failing to successfully integrate new operations, services and personnel;

•	the diversion of financial or other resources from our existing businesses;

•	our inability to generate sufficient revenue to recover costs and expenses of the strategic alliances or acquisitions;

•	potential loss of, or harm to, relationships with employees, customers and suppliers; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition rationale;

Any of the above risks could significantly impair our ability to manage our business and materially and adversely affect our business, results of operations and financial condition.
We may be unable to realize revenues represented by our awarded business, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.
The realization of future revenues from awarded business is subject to risks and uncertainties, including the number of vehicles that our customers will actually produce, the timing of that production and the mix of options that our customers may choose.
In addition to not having a commitment from our customers regarding the minimum number of products they must purchase from us if we obtain awarded business, the terms and conditions of the agreements with our customers typically provide that they have the contractual right to unilaterally terminate our contracts with only limited notice. If such contracts are terminated by our customers, our ability to obtain compensation from our customers for such termination is generally limited to the direct out-of-pocket costs that we incurred for raw materials and work-in-progress, and in certain rare instances, un-depreciated capital expenditures.
We base a substantial part of our planning on the anticipated lifetime revenues of particular products. We calculate the lifetime revenues of a product by multiplying our expected price for a product by the forecasted production volume for that product during the length of time we expect the related vehicle to be in production. We use third-party forecasting services to provide long-term forecasts, which allow us to determine how long a vehicle is expected to be in production. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.
Typically, it takes two to three years from the time a manufacturer awards a program until the program is launched and production begins. In many cases, we must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. Our results of operations may be materially adversely affected in the future if we are unable to recover these types of pre-production costs if our customers cancel awarded business or if the technology supporting the awarded business becomes obsolete.

We are dependent upon large customers for current and future revenues. The loss of all or a substantial portion of our sales to any of these customers or the loss of market share by these customers could have a material adverse impact on us.
We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2014, GM and FCA accounted for 16.4% and 13.9% of our revenues, respectively. In addition, as a result of our recent acquisitions, we expect the portion of our revenues attributable to certain of our larger customers to increase. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products. In addition, our sales contracts are generally one year in duration and may be terminated at our customers’ discretion upon 30 days’ notice.
In addition, our OEMs customers compete intensively against each other and other OEMs. The loss of market share by any of our significant OEMs could have a material adverse effect on our business unless we are able to achieve increased sales to other OEMs.
Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. For example, we experienced a significant delay in revenue in connection with the Ford production delay that resulted from the implementation of the new aluminum-alloy body in the 2015 F-150. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows. Finally, even if we do successfully manage the timing, quality and cost of a new program launch with respect to our operations, our customers’ production delays may be caused by other of our customers’ suppliers, which could adversely affect our financial condition, operating results and cash flows.
Automotive production and sales are highly cyclical and a downturn will adversely affect our business, financial condition, results of operations, and cash flows.
The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted. The cyclical nature depends on general economic conditions and other factors, including interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel costs and the automobile replacement cycle. In addition, customer production changeovers or new program launches may result in altered or delayed production cycles, which may reduce or delay purchases of our products by our customers. As a result, automotive production and sales may fluctuate significantly from year-to-year and such fluctuations may give rise to changes in demand for our products. Our business is directly related to the volume of automotive production and, because we have significant fixed production costs, declines in our customers’ production levels can have a significant adverse effect on our results of operations. Decreases in demand for automobiles generally, or decreases in demand for our products in particular, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
The automotive industry is seasonal and a downturn will adversely affect our business, financial condition, results of operations, and cash flows.
The automotive industry is seasonal. Some of our largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, our OEM customers in Europe typically shut down operations during portions of July and August and one week in December, while our OEM customers in North America typically close assembly plants for two weeks in July and one week in December. During these downturns, our customers will generally reduce the number of production days because of lower demands and reduce excess vehicle inventory. Such seasonality could have a material adverse effect on our business, financial condition and results of operations.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our revenues or negatively affect our results of operation and financial condition.
Any of our manufacturing facilities, or any of our machines or equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	labor difficulties;

•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism;

•	governmental regulations; and

•	other operational problems.
Any such disruption could prevent us from meeting customer orders, reduce our revenues or profits and negatively affect our results of operations and financial condition.
The decreasing number of automotive parts suppliers and pricing pressures from our automotive customers could make it more difficult for us to compete in the highly competitive automotive industry.
The automotive parts industry is highly competitive. Bankruptcies and consolidation among automotive parts suppliers are reducing the number of competitors, resulting in larger competitors who benefit from purchasing and distribution economies of scale. Our inability to compete with these larger suppliers in the future could result in a reduction of, or inability to increase, revenues, which would adversely affect our business, financial condition, results of operations, and cash flows.
We face significant competition within each of our major product areas. The principal competitive factors include price, quality, global presence, service, product performance, design and engineering capabilities, new product innovation, and timely delivery. We also face significant competitive pricing pressures from our automotive customers. Because of their purchasing size, our automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improving operating efficiencies and reducing expenditures, those pricing reductions may have an adverse effect on our business.
We cannot provide assurance that we will be able to continue to compete in the highly competitive automotive industry or that increased competition will not have a material adverse effect on our business.
Fluctuations between foreign currencies and the U.S. dollar could harm our financial results.
We derived approximately 16.1% of our revenue in the first quarter of fiscal 2015 from our non-U.S. operations. The financial position and results of operations of certain of our international operations are measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income we recognize from our international operations. We cannot predict the effects of further exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be harmed. We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect our results of operations. In addition, we expect the portion of our revenue derived from international operations may increase in the future, due to the impact of our acquisitions and overall growth in foreign markets, among other reasons. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.
Longer product lives of automotive parts may adversely affect demand for some of our products.
The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. As automotive product life cycles lengthen, opportunities to supply components for new programs may occur less frequently, which may reduce demand for some of our products.

Discontinuation of the vehicle models, engines or transmissions for which we manufacture products may adversely affect our business, financial condition and results of operations.
Our typical sales contract provides for supplying a customer with its product requirements for particular programs, rather than manufacturing a specific quantity of components and systems. The initial terms of our sales contracts typically range from one to six years, with automatic renewal provisions that generally result in our contracts running for the life of the program. Our contracts do not require our customers to purchase a minimum number of components or systems. The loss of awarded business or significant reduction in demand for vehicles for which we produce components and systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Significant increases and fluctuations in raw materials pricing could have a material adverse impact on us without proportionate recovery from our customers.
Significant increases in the cost of certain raw materials used in our products, such as aluminum, steel and magnesium ingot, or the cost of utility services required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. Prices for raw material inputs can be impacted by many factors, including developments in global commodities markets, international trade policies and developments in technology. The amount of steel available for processing is a function of the production levels of primary steel producers.
We obtain steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through our customers' steel buying programs. Under these programs, we purchase steel at the price that our customers negotiated with the steel suppliers. In these cases, we take ownership of the steel; however, our customers are responsible for commodity price fluctuations. If these programs are discontinued by our customers in the future, we would have to purchase materials in the open market, which would subject us to additional market risk. With respect to the steel we purchase in the open market, we use centralized purchasing to purchase raw materials at the lowest competitive prices for the quantity purchased.
For our aluminum and magnesium die casting business, the cost is handled in one of two ways. The primary method we use is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method we use is to adjust prices monthly or quarterly, based on a referenced metal index plus additional material cost spreads agreed to by us and our customers. While we have been successful in the past recovering a significant portion of raw material costs, there is no assurance that will continue to do so, or that increases in raw material costs will not adversely impact our business, financial condition, results of operations, and cash flows. In addition, significant increases in raw material prices may cause customers to redesign certain components or use alternative materials, which could result in reduced revenues, which could in turn adversely affect our business, financial condition, results of operations and cash flows.
Disruptions in the automotive supply chain could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The automotive supply chain is subject to disruptions because we, along with our customers and suppliers, attempt to maintain low inventory levels. Disruptions could result from a variety of situations, such as the closure of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval. Disruptions could also result from logistical complications due to weather, earthquakes, or other natural or nuclear disasters, mechanical failures, technology disruptions or delayed customs processing.
If we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. Any disruptions affecting us or caused by us could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may incur material costs related to plant closings, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we must close manufacturing facilities because of lost business or consolidation of manufacturing facilities, the employee termination costs, asset retirements, and other exit costs associated with the closure of these facilities may be significant. In certain circumstances, we may close a manufacturing facility that is operated under a lease agreement and we may continue to incur material costs in accordance with the lease agreement. We attempt to align production capacity with demand; however, we cannot provide assurance that plants will not have to be closed.

The hourly workforce in our industry is highly unionized and our business could be adversely affected by labor disruptions.
As of October 31, 2014, approximately 19.7% of our U.S. hourly employees and 60% of our non-U.S. employees are unionized. Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our recent history, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.
In addition, many of the hourly employees of FCA and GM in North America and many of their other suppliers are unionized. Vehicle manufacturers, their suppliers and their respective employees in other countries are also subject to labor agreements. A work stoppage or strike at one of our production facilities, at those of a customer, or impacting a supplier of ours or any of our customers, such as the 2008 strike at a Tier 1 supplier that resulted in 30 GM facilities in North America being idled for several months, could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.
We may incur costs related to product warranties, environmental and regulatory matters, legal proceedings and other claims, which could have a material adverse impact on our financial condition and results of operations.
From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers require their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field.
We are subject to extensive government regulations worldwide. Foreign, federal, state and local laws and regulations may change and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. Violations of the laws and regulations we are subject to could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations. In addition, foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies. Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations or on the production of, or demand for, vehicles.
We also from time to time are involved in a variety of legal proceedings, claims or investigations. These matters typically are incidental to the conduct of our business. Some of these matters involve allegations of damages against us relating to environmental liabilities, intellectual property matters, personal injury claims, taxes, employment matters or commercial or contractual disputes or allegations relating to legal compliance by us or our employees.
We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. See “Business - Legal Proceedings.”
Product recalls by vehicle manufacturers could negatively impact our production levels, which could have a material adverse effect on our business, financial condition and results of operations.
Historically, there have been significant product recalls by some of the world's largest vehicle manufacturers. Recalls may result in decreased vehicle production as a result of a manufacturer focusing its efforts on the problems underlying the recall rather than generating new sales volume. In addition, consumers may elect not to purchase vehicles manufactured by the vehicle manufacturer initiating the recall, or by vehicle manufacturers in general, while the recalls persist. We do not maintain insurance in the United States for product recall matters, as such insurance is not generally available on acceptable terms. Any reduction in vehicle production volumes, especially by our OEM customers, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply with such requirements may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current facilities, and also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite our intentions to be in compliance with all such laws and regulations, we cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our business.
Our failure to maintain and comply with environmental permits that we are required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on our operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our business, financial conditions, results of operations and cash flows.
We cannot assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements.
New regulations related to conflict-free minerals may force us to incur additional expenses and otherwise adversely impact our business.
Additionally, new regulations related to “conflict minerals” may force us to incur additional expenses and may make our supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements which began in 2014. There are significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
We are involved from time to time in legal proceedings, claims or investigations, which could have an adverse impact on our business, financial condition, results of operations, and cash flows.
We are involved from time to time in legal proceedings, claims or investigations that could be significant. These are typically claims that arise in the normal course of our business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position.
We have goodwill, which, if it becomes impaired, would result in a reduction in our net income and equity.
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of January 31, 2015, we had approximately $29.8 of goodwill, or 4.8% of our total assets, that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction of net income.
We rely on information technology and a failure of our information technology infrastructure could adversely impact our business and operations.
Our operations rely on a number of information technologies to manage, store and support business activities. We have a number of systems, processes and practices in place that are designed to protect against the failure of our systems. We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Our systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of our intellectual property, trade secrets, or business disruption. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be adversely affected.
We own important intellectual property, including patents, trademarks, copyrights and trade secrets, and could be involved in licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position. Notwithstanding our intellectual property portfolio, our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Various patent, copyright, trade secret and trademark laws provide limited protection and may not prevent our competitors from duplicating our products or gaining access to our proprietary information. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them.
On occasion, we may assert claims against third parties who are taking actions that we believe are infringing on our intellectual property rights. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third party intellectual property rights. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. Claims of this sort also could harm our relationships with our customers and might deter future customers from doing business with us. If any such claim were to result in an adverse outcome, we could be required to take actions which may include: expending significant resources to develop or license non-infringing products; paying substantial damages to third parties, including to customers to compensate them for their discontinued use or replacing infringing technology with non-infringing technology; or cessation of the manufacture, use or sale of the infringing products. Any of the foregoing results could have a material adverse effect on our business, financial condition, results of operations, or our competitive position.
We are subject to risks associated with changing manufacturing technologies, which could place us at a competitive disadvantage.
The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk.
We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:

•	product quality;

•	technical expertise and development capability;

•	new product innovation;

•	reliability and timeliness of delivery;

•	price competitiveness;

•	product design capability;

•	manufacturing expertise;

•	operational flexibility;

•	global production capabilities;

•	customer service; and

•	overall management.

Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

We are subject to risks associated with our use of highly specialized machinery that cannot be easily replaced.
Our machinery and tooling are complex, cannot be easily replicated and have a long lead-time to manufacture. If there is a breakdown in such machinery and tooling, and we or our service providers are unable to repair in a timely fashion, obtaining replacement machinery or rebuilding tooling could involve significant delays and costs, and may not be available to us on reasonable terms. Any disruption to our machinery could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks related to our international operations.
We have manufacturing and distribution facilities in many regions and countries, including the United States, Mexico, Europe and Asia, and sell our products worldwide. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	exposure to local economic conditions and labor issues;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	currency exchange rate fluctuations;

•	hyperinflation in certain foreign countries;

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	export and import restrictions; and

•	difficulties in penetrating new markets due to established and entrenched competitors.

The risks we face in our international operations may continue to intensify as we further develop and expand our international operations.
Certain of our pension plans are underfunded and we have unfunded post-retirement benefit obligations, and additional cash contributions we may be required to make to our pension plans or amounts we may be required to pay in respect of post-retirement benefit obligations will reduce the cash available for our business, such as the payment of our interest expense.
Certain of our employees in the United States are participants in defined benefit pension plans which we sponsor. As of October 31, 2014, the unfunded amount of our U.S. pension plans was approximately $22.7. While future benefit accruals under our U.S. defined benefit plans were frozen in 2004, we may have ongoing obligations to make contributions to our U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code. In addition, we sponsor unfunded post-retirement benefits for a limited number of employees. As of October 31, 2014, the projected benefit obligation for these post-retirement benefits was approximately $0.64. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for our business such as the payment of interest expense on the notes or our other indebtedness. Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event our pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions we have used to fund such plans), and, under certain circumstances, such liability could be senior to the notes.

We may incur additional tax expense or become subject to additional tax exposure.
Our provision for income taxes and the cash outlays required to satisfy our income tax obligations in the future could be adversely affected by changes in the level of earnings in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, changes in our plans to reinvest the earnings of our non-U.S. operations outside the United States and changes in tax laws and regulations. Our income tax returns are subject to examination by federal, state and local tax authorities in the United States and tax authorities outside the United States The results of these examinations and the ongoing assessments of our tax exposures could also have an adverse effect on our provision for income taxes and the cash outlays required to satisfy our income tax obligations.

If we lose any of our executive officers or key employees, our operations and ability to manage the day-to-day aspects of our business may be materially adversely affected.
Our future performance substantially depends on our ability to retain and motivate executive officers and key employees. If we lose any of our executive officers or key employees, which have many years of experience with our and within the automotive industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on our business, financial condition and results of operations.
MTD Holdings Inc. may exercise significant influence over us.
MTD Holdings Inc. and its affiliates are owners of approximately 48.8% of our common stock. As a result, MTD Holdings Inc. and its affiliates have significant influence over the vote in any election of directors and thereby our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, MTD Holdings Inc. may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to us or conflict with the interests of the holders of the notes.

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
Date: March 11, 2015

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.