Form 10-Q
period 2015-04-30
SHILOH INDUSTRIES INC
filed 2015-06-05
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Number of shares of Common Stock outstanding as of June 4, 2015 was 17,249,355.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	April 30, 2015	October 31, 2014

ASSETS
Cash and cash equivalents	$9,935	$12,014
Investment in marketable securities	751	1,045
Accounts receivable, net of allowance for doubtful accounts of $571 and $601 at April 30, 2015 and October 31, 2014, respectively	180,910	171,242
Related-party accounts receivable	2,667	533
Prepaid income taxes	590	2,142
Inventories, net	92,582	91,303
Deferred income taxes	3,201	3,496
Prepaid expenses	15,320	11,987
Total current assets	305,956	293,762
Property, plant and equipment, net	282,329	274,828
Goodwill	29,142	30,887
Intangible assets, net	21,056	21,998
Deferred income taxes	2,346	2,605
Other assets	5,678	5,445
Total assets	$646,507	$629,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,323	$1,918
Accounts payable	150,951	146,478
Accrued income taxes	271	—
Other accrued expenses	34,910	41,336
Total current liabilities	187,455	189,732
Long-term debt	285,515	268,102
Long-term benefit liabilities	17,947	19,951
Deferred income taxes	2,198	2,739
Interest rate swap agreement	4,308	2,510
Other liabilities	1,590	1,972
Total liabilities	499,013	485,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,248,688 and 17,214,284 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	172	172
Paid-in capital	68,849	68,035
Retained earnings	124,061	113,193
Accumulated other comprehensive loss, net	(45,588)	(36,881)
Total stockholders’ equity	147,494	144,519
Total liabilities and stockholders’ equity	$646,507	$629,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Net revenues	$280,378	$208,972	$537,455	$392,511
Cost of sales	251,127	187,971	487,656	353,663
Gross profit	29,251	21,001	49,799	38,848
Selling, general and administrative expenses	16,869	10,663	30,493	21,063
Amortization of intangible assets	677	545	1,309	1,090
Asset recovery	—	(2,906)	—	(4,026)
Operating income	11,705	12,699	17,997	20,721
Interest expense	2,067	927	3,828	1,813
Interest income	(7)	(2)	(13)	(5)
Other (income) expense	(634)	25	(1,007)	44
Income before income taxes	10,279	11,749	15,189	18,869
Provision for income taxes	3,084	3,620	4,321	5,801
Net income	$7,195	$8,129	$10,868	$13,068
Earnings per share:
Basic earnings per share	$0.42	$0.48	$0.63	$0.77
Basic weighted average number of common shares	17,211	17,081	17,217	17,063
Diluted earnings per share	$0.42	$0.47	$0.63	$0.76
Diluted weighted average number of common shares	17,236	17,158	17,248	17,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Net income	$7,195	$8,129	$10,868	$13,068
Other comprehensive income:
Defined benefit pension plans & other postretirement benefits
Recognized gain	297	269	593	538
Actuarial net gain (loss)	5,473	(606)	(683)	(1,145)
Asset net gain (loss)	1,237	717	391	331
Income taxes	(2,651)	(144)	(114)	105
Total defined benefit pension plans & other post retirement benefits, net of tax	4,356	236	187	(171)
Marketable securities
Unrealized gain (loss) on marketable securities	(43)	104	(294)	104
Income taxes	15	(37)	103	(37)
Total marketable securities, net of tax	(28)	67	(191)	67
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	622	(903)	(1,798)	(903)
Income taxes	(235)	342	680	342
Change in fair value of derivative instruments, net of tax	387	(561)	(1,118)	(561)
Foreign currency translation adjustments:
Unrealized loss on foreign currency translation	(158)	—	(7,585)	—
Comprehensive income, net	$11,752	$7,871	$2,161	$12,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,868	$13,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,984	12,885
Asset recovery	—	(4,026)
Amortization of deferred financing costs	298	465
Deferred income taxes	684	86
Stock-based compensation expense	542	289
Gain on sale of assets	(17)	(131)
Changes in operating assets and liabilities:
Accounts receivable	(12,992)	(5,986)
Inventories	(2,217)	(10,983)
Prepaids and other assets	(2,861)	(3,143)
Payables and other liabilities	(9,491)	8,173
Accrued income taxes	1,802	210
Net cash provided by operating activities	3,600	10,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,827)	(11,549)
Investment in marketable securities	—	(1,527)
Acquisitions, net of cash acquired	—	(349)
Proceeds from sale of assets	123	4,163
Net cash used for investing activities	(21,704)	(9,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(435)	(56)
Proceeds from long-term borrowings	62,500	8,600
Repayments of long-term borrowings	(44,143)	(10,737)
Payment of deferred financing costs	(1,256)	(16)
Proceeds from exercise of stock options	155	745
Net cash provided by (used for) financing activities	16,821	(1,464)
Effect of foreign currency exchange rate fluctuations on cash	(796)	—
Net increase (decrease) in cash and cash equivalents	(2,079)	181
Cash and cash equivalents at beginning of period	12,014	398
Cash and cash equivalents at end of period	$9,935	$579

Supplemental Cash Flow Information:
Cash paid for interest	$3,734	$1,522
Cash paid for income taxes	$2,176	$5,713

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$—	$1,679
Capital equipment included in accounts payable	$3,703	$2,238

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

Revenues and operating results for the six months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-03 will have a material impact on its statement of financial position or financial statement disclosures.
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which is intended to define a company's responsibility to evaluate whether there is substantial doubt about its ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company beginning with the first quarter ending January 31, 2017. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The FASB has tentatively proposed a one-year deferral of this effective date. The Company has identified key individuals to evaluate the requirements and review existing customer contracts to determine what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
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

The aggregate fair value of consideration transferred in connection with the Radar Agreement was $57,874 ($57,799 net of cash acquired) in cash on the date of acquisition. Of this amount, $6,500 in cash was placed into escrow, and will serve as security for any indemnification claims made by the Company under the Radar Agreement.

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

Cash and cash equivalents	$75
Accounts receivable	14,374
Inventory	15,729
Prepaid assets and other	95
Property, plant and equipment	26,612
Goodwill	13,184
Intangible assets	6,090
Accounts payable and other	(18,285)
Net assets acquired	$57,874

The purchase price allocation is provisional, pending completion of the valuation of acquired assets, property, plant and equipment and inventories. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely inventory, property, plant and equipment, intangible assets and goodwill. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Radar. All of the goodwill was allocated to a wholly owned subsidiary of the Company. The total amount of goodwill expected to be deductible for tax purposes is $29,569 and is estimated to be deductible over approximately 15 years.

Of the $6,090 of acquired intangible assets, $3,710 was assigned to customers that have a useful life of approximately 14 years, and $2,300 was assigned to developed technologies with an estimated useful life of approximately 10 years and $80 was assigned to a non-compete agreement with an estimated useful life of 5 years. The Company utilized a third party to assist in assigning a fair value to acquired assets. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $6,090 and is estimated to be deductible over approximately 15 years.

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

The Company acquired Finnveden in order to expand our stamping capabilities while adding magnesium die casting to our product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Finnveden acquisition adds strategic European locations in Poland and Sweden while diversifying our customer base. Finnveden's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

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

Pro Forma Consolidated Results

The following supplemental pro forma information presents the actual financial results for the three and six months ended April 30, 2015, and pro forma financial results for the three and six months ended April 30, 2014 as if the acquisitions of Radar and Finnveden had occurred on November 1, 2013. The pro forma results do not include any anticipated cost synergies, costs or other effects of the integration of Radar Industries, Inc. and Finnveden. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined Company. In addition, the pro forma information includes amortization expense related to the intangible assets acquired of $247 and $388 for the three and six months ended April 30, 2015, respectively.

Pro forma consolidated results	Three months ended April 30,		Six months ended April 30,
(in thousands, except for per share data):	2015	2014	2015	2014
Revenue	$280,378	$303,448	$537,455	$578,924
Net income	$7,195	$11,258	$10,868	$17,448
Basic earnings per share	$0.42	$0.66	$0.63	$1.02
Diluted earnings per share	$0.42	$0.66	$0.63	$1.02

The above pro forma consolidated results include the impact of foreign currency translation. For the three and six months ended April 30, 2015, the average currency rate of the USD to the Swedish krona was 8.519 and 8.097, respectively. For the three and six month ended April 30, 2014, the average currency rate of the USD to the Swedish krona was 6.488 and 6.512, respectively.

Note 4—Asset Recoveries

Asset recoveries of $4,026 were recorded during first six months 2014 of which $2,906 were recorded during the second quarter for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended April 30, 2015 and October 31, 2014 of $2,667 and $533, respectively, due from MTD Products Inc. and its affiliates.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc (LSE:VLS). As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative market-to-market unfavorable adjustment of $28 and $191, net of tax, was recorded as a loss to other comprehensive income for the three and six months ended April 30, 2015, respectively.

Note 6—Inventories
Inventories consist of the following:

	April 30, 2015	October 31, 2014
Raw materials	$29,183	$36,417
Work-in-process	17,632	12,044
Finished goods	17,754	13,382
Total material	64,569	61,843
Tooling	28,013	29,460
Total inventory	$92,582	$91,303

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $724 and $3,985 at April 30, 2015 and October 31, 2014, respectively.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2015	October 31, 2014
Land and improvements	$11,489	$11,452
Buildings and improvements	118,049	117,776
Machinery and equipment	465,579	455,482
Furniture and fixtures	12,040	11,161
Construction in progress	63,054	52,345
Total, at cost	670,211	648,216
Less: Accumulated depreciation	387,882	373,388
Property, plant and equipment, net	$282,329	$274,828

Depreciation expense was $15,675 and $11,795 for the six months ended April 30, 2015 and April 30, 2014, respectively.

Capital Leases:

	April 30, 2015	October 31, 2014
Leased Property:
Machinery and equipment	$7,095	$7,639
Less: Accumulated depreciation	752	367
Leased property, net	$6,343	$7,272

The decrease in machinery and equipment of $544 is due to the foreign currency translation at April 30, 2015 at one of the Company's European manufacturing facilities.

Total obligations under capital leases and future minimum rental payments to be made under capital leases at April 30, 2015 are as follows:

Twelve Months Ending April 30,
2016	$828
2017	861
2018	895
2019	865
2020	484
Thereafter	2,064
5,997
Plus amount representing interest ranging from 3.05% to 3.77%	692
Future minimum rental payments	$6,689

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the six months ended April 30, 2015 are as follows:

Balance October 31, 2014	$30,887
Acquisitions and purchase accounting adjustments	(475)
Foreign currency translation and other	(1,270)
Balance April 30, 2015	$29,142

Intangible Assets

The changes in the carrying amount of finite intangible assets for the six months ended April 30, 2015 are as follows :

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2014	$15,856	$4,311	$62	$1,624	$145	$21,998
Preliminary acquisition adjustments	390	—	80	—	—	470
Amortization expense	(776)	(391)	(72)	(62)	(8)	(1,309)
Foreign currency translation and other	(103)	—	—	—	—	(103)
Balance April 30, 2015	$15,367	$3,920	$70	$1,562	$137	$21,056
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	$18,308	$(2,730)	$(211)	$15,367
Developed technology	5,007	(1,087)	—	3,920
Non-compete	824	(754)	—	70
Trade Name	1,875	(313)	—	1,562
Trademark	166	(29)	—	137
	$26,180	$(4,913)	$(211)	$21,056
Total amortization expense was $677 and $1,309 for the three and six months ended April 30, 2015, respectively and $545 and $1,090 for the three and six months ended April 30, 2014, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending April 30,
2016	$2,320
2017	2,320
2018	2,252
2019	1,980
2020	1,769
Thereafter	10,415
$21,056

Note 9—Financing Arrangements
Debt consists of the following:

	April 30, 2015	October 31, 2014
Credit Agreement —interest rate of 2.91% for the period ended April 30, 2015 and 2.15% for the period ended October 31, 2014	$279,100	$260,500
Equipment security note	1,741	1,985
Capital lease obligations	5,997	6,967
Insurance broker financing agreement	—	568
Total debt	286,838	270,020
Less: Current debt	1,323	1,918
Total long-term debt	$285,515	$268,102

The weighted average interest rate of all debt was 2.43% and 1.93% for the six months ended April 30, 2015 and April 30, 2014, respectively.

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

On April 29, 2015, the Company executed a Fourth Amendment to the Credit Amendment that maintains the commitment period to September 29, 2019 and allows for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the existing revolving commitments of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fourth Amendment provides for an interest rate margin on LIBOR loans of 1.25% to 3.00% and of 0.25% to 2.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2015, and October 31, 2014.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $77,920 at April 30, 2015.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:
In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% and requires monthly payments of $95 through April 2015. As of April 30, 2015, $0 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2015, $1,741 remained outstanding under this agreement and $495 was classified as current debt and $1,246 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of April 30, 2015, the present value of minimum lease payments under its capital leases amounted to $5,997.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $387 and a loss of $1,118, net of tax, for the three and six months ended April 30, 2015, respectively, which is reflected in other comprehensive income. The first base notional amount of $25,000 commenced on March 1, 2015 and $55 of cash flow hedge settlements was realized as interest expense.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2016	$—	$495	$828	$1,323
2017	—	507	861	1,368
2018	—	519	895	1,414
2019	—	220	865	1,085
2020	279,100	—	484	279,584
Thereafter	—	—	2,064	2,064
Total	$279,100	$1,741	$5,997	$286,838

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three and six months ended April 30, 2015 and 2014 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2015	2014	2015	2014
Interest cost	$866	$937	$6	$9
Expected return on plan assets	(1,174)	(1,070)	—	—
Recognized net actuarial loss	297	269	7	10
Net periodic (benefit) cost	$(11)	$136	$13	$19

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Interest cost	$1,733	$1,874	$12	$19
Expected return on plan assets	(2,349)	(2,140)	—	—
Recognized net actuarial loss	593	538	14	21
Net periodic (benefit) cost	$(23)	$272	$26	$40

The Company made contributions of $1,870 and $1,872 to the defined benefit pension plans during the six months ended April 30, 2015 and 2014. The Company expects contributions to be $2,600 for the remainder of fiscal 2015.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For the Company's Polish operations, the Pension obligations for the fiscal year ended 2015 are expected to be $691 based on actuarial reports. The Polish operations recognized $30 and $60 of expense for the three and six months ended April 30, 2015, respectively.

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
1993 Key Employee Stock Incentive Plan
The Company maintains the Amended and Restated 1993 Key Employee Stock Incentive Program (the "Incentive Plan"), which authorizes grants to officers and other key employees, including directors, of the Company and its subsidiaries of (i) stock options that are intended to qualify as incentive stock options, (ii) nonqualified stock options and (iii) restricted stock awards. An aggregate of 2,700,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of stock options is limited to 500,000 shares in a five-year period.

Non-qualified stock options, incentive stock options and restricted stock awards have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. The vesting period of the restricted stock awards range between three months and four years. Incentive stock options were not granted in fiscal 2014 or during first six months of fiscal 2015. During fiscal 2014, 89,500 shares of restricted stock were granted to several employees as incentives for future performance. The market value of the Company's stock on the date of awards ranged between $14.97 and $20.64. During the first six months of fiscal 2015, 22,504 shares of restricted stock with a three month vesting were issued to the members of the Company's Board of Directors as part of their director compensation. The market value of the Company's stock on the date of the award was $14.22. At April 30, 2015, 85,132 shares of restricted stock were outstanding. During the fiscal quarter ended April 30, 2015, 10,000 shares of restricted stock vested and 3,750 shares were forfeited. During the first six months of fiscal 2015, 45,876 shares of restricted stock vested and 7,000 shares were forfeited.

Activity in the Company’s incentive plan for the six months ended April 30, 2015 and 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1, 2013	236,134	$9.93
Options:
Granted	—	$0.00
Exercised	(86,468)	$9.92
Canceled	(12,333)	$7.19
Outstanding at April 30, 2014	137,333	$9.73	5.76	$976
Options exercisable at April 30, 2014	127,666	$9.86	5.61	$890

Options outstanding at November 1, 2014	123,333	$9.69
Options:
Granted	—	$0.00
Exercised	(18,650)	$8.30
Canceled	(11,350)	$11.58
Outstanding at April 30, 2015	93,333	$9.74	4.51	$244
Options exercisable at April 30, 2015	93,333	$9.74	4.51	$244

At both April 30, 2015 and April 30, 2014, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. The stock option grants whose exercise price is higher that the market value of the Company's stock are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
All compensation related to stock options was recognized in the first quarter of fiscal year 2015 as all stock options are fully vested. For the six months ended April 30, 2015, compensation expense related to stock options effectively reduced income before taxes by $15. For the three and six months ended April 30, 2014, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $22 and $106. For both the three and six months ended April 30, 2015 and April 30, 2014, there was no impact on earnings per share basic and diluted related to the stock option compensation expense because all compensation expense has been recognized. For the six months ended April 30, 2015 and 2014, the total compensation cost related to the restricted stock currently vested was $527 and $183, respectively. The total estimated compensation cost related to the non-vested restricted stock is $1,313, which will be expensed through June of 2018.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share calculation to the extent they are dilutive. For the six months ended April 30, 2015 and 2014, approximately 85,000 and 129,000 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Net income available to common stockholders	$7,195	$8,129	$10,868	$13,068
Basic weighted average shares	17,211	17,081	17,217	17,063
Effect of dilutive securities:
Stock options	25	77	31	85
Diluted weighted average shares	17,236	17,158	17,248	17,148
Basic income per share	$0.42	$0.48	$0.63	$0.77
Diluted income per share	$0.42	$0.47	$0.63	$0.76

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at April 30, 2015 and October 31, 2014 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2014:
Interest Rate Swap Contracts	$(2,510)	$(2,510)	Income Approach
April 30, 2015:
Interest Rate Swap Contracts	$(4,308)	$(4,308)	Income Approach
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

Note 13—Accumulated Other Comprehensive Gain (Loss)

Changes in accumulated other comprehensive gain (loss) in stockholders' equity by component for the six months ended April 30, 2015 and 2014 are as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2014	$(27,371)	$100	$(1,558)	$(8,052)	$(36,881)
Other comprehensive gain (loss)	187	(191)	(1,118)	(7,585)	(8,707)
Balance at April 30, 2015	$(27,184)	$(91)	$(2,676)	$(15,637)	$(45,588)

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2013	$(26,082)	$—	$—	$—	$(26,082)
Other comprehensive gain (loss)	(171)	67	(561)	—	(665)
Balance at April 30, 2014	$(26,253)	$67	$(561)	$—	$(26,747)
Items reclassified out of accumulated other comprehensive income are as follows:

	For the six months ended April 30,		Affected line item in the Condensed Consolidated Statement of Income
	2015	2014
Pension and Post-Retirement Plan Benefits
Interest costs	$1,733	$1,874	Selling, general and administrative expenses ("SG&A") (1)
Return on plan assets	(2,349)	(2,141)	SG&A (1)
Net actuarial loss	593	537	SG&A (1)
	(23)	270	Total before taxes
	9	103	Income tax benefit
Total reclassifications	$(14)	$373	Net of taxes
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 10- Employee Benefit Plans for further information.

Note 14—Business Segment Information
The Company conducts its business and reports its information as one operating segment-Automotive and Commercial Vehicles. The CODM of the Company has been identified as the Executive Leadership Team (ELT), which includes all Vice President’s plus the CEO as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and industrial markets. The Company offers one of the broadest portfolios of lightweighting solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys.

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 16.7% and 16.4% for the three and six months ended April 30, 2015, respectively and 5.5% and 5.8% of total revenues for three and six months ended April 30, 2014, respectively. Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Three Months Ended April 30,				Six Months Ended April 30,
	Revenues		Foreign Currency (Gain) Loss		Revenues		Foreign Currency (Gain)
Geographic Region:	2015	2014	2015	2014	2015	2014	2015	2014
Europe	$35,509	$—	$(560)	$—	$66,743	$—	$(828)	$—
Mexico	$11,227	$11,514	$9	$(24)	$21,370	$22,807	$(47)	$(59)
United States	$233,642	$197,458			$449,342	$369,704
Total Company	$280,378	$208,972			$537,455	$392,511

	Long-Lived Assets
Geographic Region:	April 30, 2015	October 31, 2014
Europe	$41,797	$75,546
Mexico	$23,408	$24,611
United States	$275,346	$235,606
Total Company	$340,551	$335,763
The foreign currency gain or loss is included as a component of other income in the condensed consolidated statements of income.

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
(Dollars in thousands, except per share data)

General

The Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and other industrial markets. The Company offers one of the broadest portfolios of lightweighting solutions in the automotive, commercial vehicle and industrial industries, capable of delivering solutions in aluminum, magnesium, steel and steel alloys. Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components which serve the automotive, commercial vehicle and other industrial sectors of original equipment manufacturers ("OEMs") and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has locations in Asia, Europe and North America.
The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s year to date revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive), Europe and North America production volumes for the three and six months ended April 30, 2015 and 2014 were as follows:

Production Volumes	Europe	North America
	(Number of Vehicles in Thousands)
For the three months ended April 30, 2014	5,492	4,329
For the three months ended April 30, 2015	5,649	4,426
Increase	157	97
Percentage change	2.9%	2.2%

Production Volumes	Europe	North America
	(Number of Vehicles in Thousands)
For the six months ended April 30, 2014	10,246	8,064
For the six months ended April 30, 2015	10,428	8,386
Increase	182	322
Percentage change	1.8%	4.0%

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

Capacity utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. We strive to adapt our capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. We deploy new technologies to differentiate our products from our competitors and to achieve higher quality and productivity. The Company believes that it has sufficient capacity to meet its current and expected manufacturing needs.

The significant majority of the steel purchased for the Company’s stamping and engineered welded blank products is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from local primary steel producers and steel service centers. Steel pricing has been declining over the most recent quarters based on open capacity with the steel producers with nominal increases in demand.

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

The production of cars and light trucks for the first six months 2015 in North America according to industry results (published by IHS Automotive in February 2015) was approximately 8,386,000 units, which reflects an improvement of 4.0% over the first six months 2014’s vehicle production of approximately 8,064,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America. The Company continues to closely monitor customer release volumes even though the overall economic environment in North America reflects improvement and there is evidence that the North American economy is strengthening. Changes in the North American government fiscal policy could impact levels of unemployment and consumer confidence, which could adversely impact consumer demand for vehicles.

The production of cars and light trucks for the first six months 2015 in Europe according to industry results (published by IHS Automotive in February 2015) was approximately 10,428,000 units, which reflects an increase of 1.8% over the first six months 2014's vehicle production of approximately 10,246,000 units. The outlook in Europe is much weaker as the region is still emerging from a six-year sales slump. Sales in Russia are still suffering because it is still in a deep recession, dealing with a volatile currency and engaging with a boarder conflict with the Ukraine. The Company is cautiously optimistic that consumer demand levels will remain steady; however, we will continue to monitor the geopolitical concerns that could impact this region.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on the current facts, the Company did not record an impairment charge related to long-lived assets during first six months 2015 and 2014. See Note 4 to the condensed consolidated financial statements for a discussion of the recoveries recorded during first six months fiscal 2014. The Company did not recover previously recorded impairment charges during the first six months 2015. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $29,142 as of April 30, 2015, or 5% of our total assets, and approximately $30,887 as of October 31, 2014, or 5% of our total assets.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-180 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At April 30, 2015 and October 31, 2014, the amount accrued for group insurance and workers’ compensation claims was $3,772 and $4,094, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Payments. The Company records compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between three months and four years.

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

Pension and Other Post-retirement Costs and Liabilities. The Company has recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations for its U.S. operations. The pension plans were frozen in November of 2006 and therefore contributions are not allowed. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2014, the resulting discount rate from the use of the Principal Curve was 4.00%, a decrease of 0.50% from a year earlier resulted in an increase of the benefit obligation of approximately $6,076. A change of 25 basis points in the discount rate at October 31, 2014 would increase or decrease expense on an annual basis by approximately $18.

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

Foreign Currency Translation. Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), its Netherlands holding company, its Swedish holding company, and all U.S. subsidiaries functional currency is the U.S. dollar and for all other entities their functional currency is their respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the condensed consolidated statements of income.

Results of Operations
Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

REVENUES. Sales for the second quarter of fiscal 2015 were $280,378, an increase of $71,406 from last year’s second quarter sales of $208,972, or 34.2%. According to industry statistics, Europe and North American combined light vehicle production growth for the second quarter of 2015 increased 2.6% from production levels in the second quarter of fiscal 2014. Sales from the recent acquisitions of $81,504 and organic growth in our newer technologies was partially offset by lower production volumes in the quarter for certain OEM's due to re-tooling and platform changes as well as the impact from declining scrap market pricing realized beginning January 2015.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2015 was $29,251 compared to gross profit of $21,001 in the second quarter of fiscal 2014, an increase of $8,250. Gross profit as a percentage of sales was 10.4% for the second quarter of 2015 and 10.0% for the second quarter of 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $11,350. A change in sales mix, lower price recovered for engineered scrap sales and increased freight costs negatively impacted gross profit by $2,650. In addition, labor and benefits increased by $54 as well as other manufacturing expenses and depreciation by $395.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $16,869 in the second quarter of fiscal 2015 were $6,206 more than expenses of $10,663 in the same period of the prior year. As a percentage of sales, these expenses were 6.0% of sales in the second quarter of fiscal 2015 and 5.1% of sales in the second quarter of 2014. The increase reflects our investment in additional personnel and related benefits as a result of acquisitions, growth, and expansion of our technical centers including related infrastructure costs.

ASSET RECOVERIES. Asset recoveries of $2,906 were recorded during the second quarter of fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2015 was $2,067, compared to interest expense of $927 during the second quarter of fiscal 2014. The increase in interest expense was the result of higher average borrowing of and rates for use of funds. Borrowed funds averaged $280,017 during the second quarter of fiscal 2015 and the weighted average interest rate was 2.62%. In the second quarter of fiscal 2014, borrowed funds averaged $118,881 and the weighted average interest rate of debt was 1.92%.

OTHER INCOME / EXPENSE. Other income, net was $634 for the second quarter of fiscal 2015 and other expense, net was $25 in the second quarter of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in the second quarter of fiscal 2015 was an expense of $3,084 on income before taxes of $10,279 for an effective tax rate of 30.0%. The provision for income taxes in the second quarter of fiscal 2014 was an expense of $3,620 on income before taxes of $11,749 for an effective tax rate of 30.8%. The estimated effective tax rate for the second quarter of fiscal 2015 has decreased compared to the second quarter of fiscal 2014 primarily because the Company’s mix of domestic and foreign income along with the related income tax rates is more favorable in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. There also were offsetting increases created by currency translation losses recorded in deferred tax assets for the Company’s Mexican subsidiary whose functional currency is the U.S. dollar.

NET INCOME. Net income for the second quarter of fiscal 2015 was $7,195, or $0.42 per share, diluted compared to net income for the second quarter of fiscal 2014 and was $8,129, or $0.47 per share, diluted.

Results of Operations
Six Months Ended April 30, 2015 Compared to Six Months Ended April 30, 2014

REVENUES. Sales for the first six months of fiscal 2015 were $537,455, an increase of $144,944 from last year’s first six months sales of $392,511, or 36.9%. According to industry statistics, Europe and North American combined light vehicle production growth for the first six months of 2015 increased 2.8% from production levels in the first six months of fiscal 2014 with the majority of the increase in North American levels and European levels slowly rebounding. Acceptance of leading technologies and the recent strategic acquisitions completed in fiscal 2014 have contributed to the increase in sales revenue of$144,944. The majority of the increase in sales is from the acquisitions (see Note 2) as certain customer platform volume was lower in the first six months of 2015 compared to the first six months of 2014 for re-tooling in preparation for new launches and award win in both the Company's organic facilities and new acquisition facilities.

GROSS PROFIT. Gross profit for the first six months of fiscal 2015 was $49,799 compared to gross profit of $38,848 in the first six months of fiscal 2014, an increase of $10,951. Gross profit as a percentage of sales was 9.3% in the first six months of fiscal 2015 and 9.9% in the first six months of fiscal 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $19,438. A change in sales mix, lower price recovered for engineered scrap sales and increased freight costs negatively impacted gross profit by $7,685. In addition, labor and benefits decreased by $273 and manufacturing expenses and depreciation increased by $1,086.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $30,493 in the first six months of fiscal 2015 were $9,430 more than expenses of $21,063 in the first six months of fiscal 2014. As a percentage of sales, these expenses were 5.7% of sales in the first six months of fiscal 2015 and 5.4% of sales in the first six months of fiscal 2014. The increase reflects our investment in additional personnel and related benefits as a result of acquisitions, growth, and expansion of our technical centers including related infrastructure costs.

ASSET RECOVERIES. Asset recoveries of $4,026 were recorded during the first six months of fiscal 2014 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2015 was $3,828, compared to interest expense of $1,813 during the first six months of fiscal 2014. The increase in interest expense was the result of higher average borrowing and rates for use of funds. Borrowed funds averaged $276,684 during the first six months of fiscal 2015 and the weighted average interest rate was 2.43%. In the first six months of fiscal 2014, borrowed funds averaged $119,037 and the weighted average interest rate of debt was 1.93%.

OTHER INCOME / EXPENSE. Other income, net was $1,007 for the first six months of fiscal 2015 and other expense (net) was $44 in the first six months of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first six months of fiscal 2015 was an expense of $4,321 on income before taxes of $15,189 for an effective tax rate of 28.4%. The provision for income taxes for the first six months of fiscal 2014 was an expense of $5,801 on income before taxes of $18,869 for an effective tax rate of 30.7%. The estimated effective tax rate for the first six months of fiscal 2015 has decreased compared to the first six months of fiscal 2014 primarily because of a change in the tax law that extended the research credit and the alternative fuel tax credit through December 31, 2014. There also were offsetting increases in the effective tax rate because the Company’s Swedish subsidiaries generated losses with no related tax benefits and currency translation losses recorded in deferred tax assets for the Company’s Mexican subsidiary whose functional currency is the U.S. dollar.

NET INCOME. Net income for the first six months of fiscal 2015 was $10,868, or $0.63 per share, diluted. Net income for the first six months of fiscal 2014 was $13,068 or $0.76 per share, diluted.

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

On April 29, 2015, the Company executed a Fourth Amendment to the Credit Amendment that maintains the commitment period to September 29, 2019 and allows for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the existing revolving commitments of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or “prime”) rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fourth Amendment provides for an interest rate margin on LIBOR loans of 1.25% to 3.00% and of 0.25% to 2.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2015, and October 31, 2014.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $77,920 at April 30, 2015.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

In July 2014, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.87% requiring an initial down payment of $254 due with the first monthly payment of $95. The monthly payments extend through April 2015. As of April 30, 2015, $0 remained outstanding under this agreement.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2015, $1,741 remained outstanding under this agreement and $495 was classified as current debt and $1,246 was classified as long-term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2020. As of April 30, 2015, the present value of minimum lease payments under our capital leases amounted to $5,997.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commences on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated

the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On April 30, 2015, the Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $1,118, net of tax, which is reflected in other comprehensive income. The first base notional amount of $25,000 commenced on March 1, 2015 at which time the Company classified $55 of cash flow hedge settlements as interest expense for the quarter ended April 30, 2015.

Scheduled repayments of debt for the next five years are listed below:

April 30, 2015	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2016	$—	$495	$828	$1,323
2017	—	507	861	1,368
2018	—	519	895	1,414
2019	—	220	865	1,085
2020	279,100	—	484	279,584
Thereafter	—		2,064	2,064

Total	$279,100	$1,741	$5,997	$286,838

Cash Flows and Working Capital

At April 30, 2015, total debt was $286,838 and total equity was $147,494, resulting in a capitalization rate of 66.0% debt, 34.0% equity. Current assets were $305,956 and current liabilities were $187,455 resulting in positive working capital of $118,501.

For the six months ended April 30, 2015, operations, before changes in assets and liabilities, generated $29,359 of cash flow compared to $22,636 in the first six months of 2014.

Net Cash Provided By Operating Activities

Changes in operating assets and liabilities since October 31, 2014 were a use of funds of $25,759 compared with a use of funds of $11,729 in the comparable period of fiscal 2014. Of the $14,030 year-over-year change, $12,992 is the increase in accounts receivable and related party receivables as well as a decrease in other accrued expenses which supports the Company's investment for the growth of the business in areas such as manufacturing, research and development and selling, general and administrative. In addition, operating cash flows are also affected by the Company's working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net Cash Provided by Investing and Financing Activities

Cash capital expenditures in the first six months of fiscal 2015 were $21,827 compared with $11,549 in the comparable period of fiscal 2014. The increase is attributed to projects for new awards that will begin in the next several quarters. Additionally, acquisition activities have increased the number of facilities and the absolute value of capital requirements. The Company had unpaid capital expenditures of $3,703 at April 30, 2015, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remaining six months of fiscal 2015 are approximately $30,000, subject to change based on business conditions.

Changes in financing activities in the first six months of fiscal 2015 were $16,821 compared with $1,464 in the comparable period of fiscal 2014. At the beginning of the year, the Company had outstanding indebtedness of $270,020, including a current portion of $1,918. During the first six months of 2015, the Company had approximately $62,500 of additional long term borrowings and repaid principal of approximately $44,600. During the first six months of 2014, the Company had approximately $8,600 of additional long term borrowing and repaid principal of approximately $10,800. The borrowings and payments represent normal activity in managing the day-to-day operations. As of April 30, 2015, the company’s long term indebtedness was $286,838.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as pension contributions totaling $4,470 during fiscal 2015, capital expenditures for fiscal 2015 and scheduled payments for the equipment security note and capital leases.

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

Interest Rate Risk

At April 30, 2015, we had total debt, excluding capital leases, of $280,841, consisting of a revolving line of credit of floating rate debt of $279,100 (99%) and fixed rate debt of $1,741 (1%). Assuming no changes in the monthly average revolver debt levels of $280,017 for the quarter ended April 30, 2015, we estimate that a hypothetical change of 100 basis points in the LIBOR and base rate would have no significant impact on interest expense due to the movement of LIBOR.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015 at which time the Company classified $55 of cash flow hedge settlements as interest expense for the quarter ended April 30, 2015.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	April 30,	October 31,
	Location	2015	2014
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(4,308)	$(2,510)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the three months ended April 30, 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(4,308)	Interest expense	$—

The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the six months ended April 30, 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(4,308)	Interest expense	$—

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products. During the three months ended April 30, 2015, the Company derived $233,642 of its sales in the United States and $46,736 internationally. Of these international sales, $21,891 are denominated in the Swedish krona, $13,618 are denominated in the Polish zloty and $11,227 are denominated in the Mexican peso. During the six months ended April 30, 2015, the Company derived $449,342 of its sales in the United States and $88,113 internationally. Of these international sales, $42,172 are denominated in the Swedish krona, $24,591 are denominated in the Polish zloty and $21,370 are denominated in the Mexican peso. For both the three and six months ended April 30, 2015, no other single currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

Inflation
Although the Company has not experienced a material inflationary impact, the potential for a rise in inflationary pressures could impact certain commodities, such as steel, aluminum and magnesium. Additionally, because we purchase various types of equipment, raw materials, and component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of April 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015.

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

There were no other changes to the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We derived approximately 16.7% of our revenue in the second quarter of fiscal 2015 from our non-U.S. operations. The financial position and results of operations of certain of our international operations are measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income we recognize from our international operations. We cannot predict the effects of further exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be harmed. We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect our results of operations. In addition, we expect the portion of our revenue derived from international operations may increase in the future, due to the impact of our acquisitions and overall growth in foreign markets, among other reasons. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.
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
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of April 30, 2015, we had approximately $29.1 of goodwill, or 4.5% of our total assets, that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction of net income.
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
Certain of our employees in the United States are participants in defined benefit pension plans which we sponsor. As of October 31, 2014, the unfunded amount of our U.S. pension plans was approximately $22.7 million. While future benefit accruals under our U.S. defined benefit plans were frozen in 2004, we may have ongoing obligations to make contributions to our U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code. In addition, we sponsor unfunded post-retirement benefits for a limited number of employees. As of October 31, 2014, the projected benefit obligation for these post-retirement benefits was approximately $0.64 million. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for our business such as the payment of interest expense on the notes or our other indebtedness. Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event our pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions we have used to fund such plans), and, under certain circumstances, such liability could be senior to the notes.

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

10.1
Fourth Amendment Agreement, dated April 29, 2015, among Shiloh Industries, Inc. (the "Company") and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer
Date: June 5, 2015

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1
Fourth Amendment Agreement, dated April 29, 2015, among Shiloh Industries, Inc. (the "Company") and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.