Form 10-Q/A
period 2015-01-31
SHILOH INDUSTRIES INC
filed 2015-09-14
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q/A

Amendment No. 1
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A (the "Amended Filing") to its Quarterly Report on Form 10-Q (the "Original Filing") for the quarterly period ended January 31, 2015, originally filed with the Securities and Exchange Commission ("SEC") on March 11, 2015 (the "Original Filing").

Background and Effects of the Restatement

On September 11, 2015, the Audit Committee (the "Audit Committee") of the Board of Directors of Shiloh Industries, Inc., in consultation with management and its independent third-party advisors retained in this matter determined that the Company’s previously issued condensed consolidated financial statements for the three-month periods ended January 31, 2015 and April 30, 2015 should no longer be relied upon because of errors related to the understatement of consolidated cost of sales of approximately $1.7 million and $1.1 million, respectively. The Audit Committee discussed the restatement with its independent registered public accounting firm. The understatement was the result of the plant controller at the Company’s Wellington Facility circumventing certain internal controls in order to understate the cost of sales related to inventoried costs at the Company’s Wellington facility, the majority of which was associated with a surcharge assessed on steel.

During the Company's investigation, other correcting    entries specific to the Wellington facility were identified and corrected, including certain amounts such as prepaid accounts that should have been expensed during the periods. The adjustments for the three month period ended January 31, 2015 included certain immaterial amounts from fiscal 2014 totaling $.982 million pre-tax primarily related to inventoried costs. Further, the tax impact of all amounts adjusted have been recorded.

The impact of the restatement on the condensed consolidated financial statements for the three-month period ended January 31, 2015 is summarized in "Note 16-Restatement of Previously Issued Financial Statements" to the Company’s condensed consolidated financial statements included in Part I, Item 1. "Condensed Consolidated Financial Statements (Unaudited)."

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company's Original Filing as of and for the quarterly period ended January 31, 2015.

•	Part I - Item 1. Condensed Consolidated Financial Statements (Unaudited)

•	Part I - Item 1. Notes to Condensed Consolidated Financial Statements

◦	Note 6 - Inventory

◦	Note 7 - Property, Plant and Equipment

◦	Note 11 - Stock Options and Incentive Compensation

◦	Note 14 - Business Segment Information

•	Part I - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

•	Part I - Item 4. Controls and Procedures

•	Part II - Item 6. Exhibits

Other sections of the Original Filing have also been amended and restated to reflect immaterial conforming changes to the changes that were made to the sections listed above.

In accordance with applicable SEC rules, this Amended Filing includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") from the Company's Principal Executive Officer and Principal Financial Officer dated as of the date of this amended filing.

Except for the items noted above no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company's filings made with the SEC subsequent to the date of the Original Filing.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	January 31, 2015	October 31, 2014
	As Restated (1)
ASSETS
Cash and cash equivalents	$7,049	$12,014
Investment in marketable securities	794	1,045
Accounts receivable, net of allowance for doubtful accounts of $609 and $601 at January 31, 2015 and October 31, 2014, respectively	155,727	171,242
Related-party accounts receivable	966	533
Prepaid Income Taxes	2,019	2,142
Inventories, net	96,459	91,303
Deferred income taxes	3,501	3,496
Prepaid expenses	11,319	11,987
Total current assets	277,834	293,762
Property, plant and equipment, net	278,230	274,828
Goodwill	29,842	30,887
Intangible assets, net	21,265	21,998
Deferred income taxes	3,545	2,605
Other assets	4,875	5,445
Total assets	$615,591	$629,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,601	$1,918
Accounts payable	143,128	146,478
Other accrued expenses	32,435	41,336
Total current liabilities	177,164	189,732
Long-term debt	271,594	268,102
Long-term benefit liabilities	25,867	19,951
Deferred income taxes	—	2,739
Interest rate swap agreement	4,930	2,510
Other liabilities	2,022	1,972
Total liabilities	481,577	485,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,217,284 and 17,214,284 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	172	172
Paid-in capital	68,351	68,035
Retained earnings	115,636	113,193
Accumulated other comprehensive loss, net	(50,145)	(36,881)
Total stockholders’ equity	134,014	144,519
Total liabilities and stockholders’ equity	$615,591	$629,525

(1) As restated - See Note 16 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2015	2014
	As Restated (1)
Net revenues	$256,909	$183,539
Cost of sales	238,232	165,693
Gross profit	18,677	17,846
Selling, general and administrative expenses	13,615	10,400
Amortization of intangible assets	632	545
Asset recovery	—	(1,120)
Operating income	4,430	8,021
Interest expense	1,762	886
Interest income	(7)	(3)
Other (income) expense	(395)	18
Income before income taxes	3,070	7,120
Provision for income taxes	627	2,181
Net income	$2,443	$4,939
Earnings per share:
Basic earnings per share	$0.14	$0.29
Basic weighted average number of common shares	17,215	17,113
Diluted earnings per share	$0.14	$0.29
Diluted weighted average number of common shares	17,255	17,208

(1) As restated - See Note 16 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2015	2014
	As Restated (1)
Net Income	$2,443	$4,939
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Recognized gain	296	269
Actuarial net loss	(6,156)	(540)
Asset net loss	(846)	(386)
Income tax benefit on pension plans & other postretirement benefits	2,537	249
Total defined benefit pension plans & other post retirement benefits	(4,169)	(408)
Marketable securities
Unrealized loss on marketable securities	(251)	—
Income tax benefit on marketable securities	88	—
Total marketable securities, net of tax	(163)	—
Derivatives and hedging
Unrealized loss on interest rate swap agreements	(2,420)	—
Income tax benefit on interest rate swap agreements	916	—
Change in fair value of derivative instruments, net of tax	(1,504)	—
Foreign currency translation adjustments:
Unrealized loss on foreign currency translation	(7,428)	—
Comprehensive income (loss), net	$(10,821)	$4,531

(1) As restated - See Note 16 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2015	2014
	As Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,443	$4,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,732	6,419
Asset recovery	—	(1,120)
Amortization of deferred financing costs	149	261
Deferred income taxes	(104)	—
Stock-based compensation expense	199	150
Gain on sale of assets	(24)	(127)
Changes in operating assets and liabilities:
Accounts receivable	14,088	16,473
Inventories	(5,962)	(5,721)
Prepaids and other assets	923	(734)
Payables and other liabilities	(18,020)	(14,508)
Accrued income taxes	123	(136)
Net cash provided by operating activities	2,547	5,896
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,878)	(3,781)
Proceeds from sale of assets	72	1,253
Net cash used for investing activities	(10,806)	(2,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(207)	(16)
Proceeds from long-term borrowings	21,100	2,600
Repayments of long-term borrowings	(16,921)	(5,618)
Payment of deferred financing costs	—	(16)
Proceeds from exercise of stock options	52	307
Net cash provided by (used for) financing activities	4,024	(2,743)
Effect of foreign currency exchange rate fluctuations on cash	(730)	—
Net increase (decrease) in cash and cash equivalents	(4,965)	625
Cash and cash equivalents at beginning of period	12,014	398
Cash and cash equivalents at end of period	$7,049	$1,023

Supplemental Cash Flow Information:
Cash paid for interest	$2,007	$772
Cash paid for income taxes	$301	$2,168

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$—	$467
Capital equipment included in accounts payable	$3,869	$3,781

(1) As restated - See Note 16 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company and its subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Revenues and operating results for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which is intended to define a company's responsibility to evaluate whether there is substantial doubt about its ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company beginning November 1, 2017. The Company will prospectively apply the guidance to applicable transactions.
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

The Company acquired Finnveden in order to expand its stamping capabilities while adding magnesium die casting to its product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Finnveden acquisition adds strategic European locations in Sweden and Poland while diversifying its customer base. Finnveden's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

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

Pro forma consolidated results	Three months ended January 31,
(in thousands, except for per share data):	2015	2014
	As Restated
Revenue	$256,909	$275,476
Net income	$2,443	$6,190
Basic earnings per share	$0.14	$0.36
Diluted earnings per share	$0.14	$0.36

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

Note 6—Inventories
Inventories consist of the following:

	January 31, 2015	October 31, 2014
	As Restated
Raw materials	$37,086	$36,417
Work-in-process	14,352	12,044
Finished goods	15,081	13,382
Total material	66,519	61,843
Tooling	29,940	29,460
Total inventory	$96,459	$91,303

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $5,764 and $5,928 at January 31, 2015 and October 31, 2014, respectively.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2015	October 31, 2014
	As Restated
Land and improvements	$11,489	$11,452
Buildings and improvements	117,880	117,776
Machinery and equipment	458,415	455,482
Furniture and fixtures	11,310	11,161
Construction in progress	60,089	52,345
Total, at cost	659,183	648,216
Less: Accumulated depreciation	380,953	373,388
Property, plant and equipment, net	$278,230	$274,828

Depreciation expense was $8,100 and $5,874 for the three months ended January 31, 2015 and January 31, 2014, respectively.

Capital Leases:

	January 31, 2015	October 31, 2014
Leased Property:
Machinery and equipment	$7,074	$7,639
Less: Accumulated depreciation	550	367
Leased property, net	$6,524	$7,272

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

(Shares in thousands)	Three Months Ended January 31,
	2015	2014
	(As Restated)
Net income available to common stockholders	$2,443	$4,939
Basic weighted average shares	17,215	17,113
Effect of dilutive securities:
Stock options	40	95
Diluted weighted average shares	17,255	17,208
Basic income per share	$0.14	$0.29
Diluted income per share	$0.14	$0.29

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

	Revenues		Long-Lived Assets		Foreign Currency Gain
	2015	2014	2015	2014	2015	2014
Geographic Region:	As Restated		As Restated
Europe	$31,234	$—	$40,418	$—	$(268)	$—
Mexico	$10,143	$11,294	$25,881	$17,119	$(56)	$(35)
United States	$215,532	$172,245	$271,458	$207,580
Total company	$256,909	$183,539	$337,757	$224,699
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

Note 16—Restatement of Previously Issued Financial Statements

As disclosed in the Company's Current Report on Form 8-K, filed on September 14, 2015, the Company, after an investigation by the Audit Committee, with the assistance of management and independent third-party advisors, concluded that previously issued condensed consolidated financial statements should not be relied upon due to errors related to the understatement of consolidated cost of sales of $1,700 for the fiscal quarter ended January 31, 2015.  The Audit Committee’s decision to restate the condensed consolidated financial statements was based upon the results of an investigation of accounting for inventoried costs at the Company’s Wellington facility.  The Company has restated its condensed consolidated financial statements for the fiscal quarter ended January 31, 2015 and such statements are included in this Amended Filing.

During the Company's investigation, other correcting    entries specific to the Wellington facility were identified and corrected, including certain amounts such as prepaid accounts that should have been expensed during the periods. The adjustments for the three month period ended January 31, 2015 included certain immaterial amounts from fiscal 2014 totaling $982 pre-tax primarily related to inventoried costs. Further, the tax impact of all adjustments has been recorded.

Impact of Corrections on Previously Issued Condensed Consolidated Financial Statements

The following table presents the effect of the restatement adjustments on the condensed consolidated balance sheet for the period ended January 31, 2015:

	Three Months Ended January 31, 2015
	As Reported	Adjustments	As Restated
Accounts receivable	$155,781	$(54)	$155,727
Prepaid income taxes	1,410	609	2,019
Inventories, net	97,810	(1,351)	96,459
Prepaid expenses	11,482	(163)	11,319
Total current assets	278,793	(959)	277,834
Property, plant and equipment, net	278,236	(6)	278,230
Total assets	616,556	(965)	615,591
Accounts Payable	143,022	106	143,128
Other accrued expenses	32,276	159	32,435
Total current liabilities	176,899	265	177,164
Total liabilities	481,312	265	481,577
Retained earnings	116,866	(1,230)	115,636
Total stockholders' equity	135,244	(1,230)	134,014
Total liabilities and stockholders' equity	616,556	(965)	615,591

The following table summarizes the effects of the restatement on the condensed consolidated financial statements of operations for the three months ended January 31, 2015:

	Three Months Ended January 31, 2015
	As Reported	Adjustments	As Restated
Net revenues	$257,078	$(169)	$256,909
Cost of sales	236,530	1,702	238,232
Gross profit	20,548	(1,871)	18,677
Selling, general & administrative expenses	13,625	(10)	13,615
Operating income	6,291	(1,861)	4,430
Other income, net	(373)	(22)	(395)
Income before income taxes	4,909	(1,839)	3,070
Provision for income taxes	1,236	(609)	627
Net income	3,673	(1,230)	2,443

Earnings per share:
Basic earnings per share	$0.21	$(0.07)	$0.14
Diluted earnings per share	$0.21	$(0.07)	$0.14

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income (loss) for the three months ended January 31, 2015.

	Three Months Ended January 31, 2015
	As Reported	Adjustments	As Restated
Net income	$3,673	$(1,230)	$2,443
Comprehensive loss	(9,591)	(1,230)	(10,821)

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of cash flows for the three months ended January 31, 2015.

	Three Months Ended January 31, 2015
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,673	$(1,230)	$2,443
Accounts receivable	14,034	54	14,088
Inventories	(7,313)	1,351	(5,962)
Prepaids and other assets	760	163	923
Payables and other liabilities	(18,285)	265	(18,020)
Accrued income taxes	732	(609)	123
Net cash provided by operating activities	2,553	(6)	2,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,884)	6	(10,878)
Net cash used in investing activities	(10,812)	6	(10,806)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

Restatement
As described in "Note 16-Restatement of Previously Issued Financial Statements" to the Company’s condensed consolidated financial statements included in Part 1, Item 1 "Condensed Consolidated Financial Statements (Unaudited)," and Part 1, Item 4 "Controls and Procedures," the Company has restated certain interim financial statements and other information, including this management’s discussion and analysis of financial condition and results of operations.

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

Capacity utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. The Company continues to adapt its capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. The Company deploys new technologies to differentiate its products from its competitors and to achieve higher quality and productivity. The Company believes that it has sufficient capacity to meet its current and expected manufacturing needs.

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

Engineered scrap metal is a planned by-product of the Company’s processing operations and is accounted for in its quoted cost to each customer. Net proceeds from the disposition of scrap metal contributes to gross profit by offsetting the increases in the cost of metal and the attendant costs of quality and availability. Changes in the price of metal may impact the Company’s results of operations because raw material costs are the largest component of cost of sales in processing directly owned metal. The Company actively manages its exposure to changes in the price of metal and, in most instances, can pass along the price fluctuations of metal to its customers.

Recent Trends and General Economic Conditions Affecting the Automotive Industry

The Company's business and operating results are directly affected by the relative strength of the North American and European automotive industries, which are driven by macro-economic factors such as gross domestic product growth, consumer income and confidence levels, fluctuating commodity, currency and gasoline prices, automobile discount and incentive offers and perceptions about global economic stability. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

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

The production of cars and light trucks for the first three months of 2015 in Europe according to industry results (published by IHS Automotive in February 2015) was approximately 4,779,000 units which reflects a slight increase of 0.5% over the first three months of 2014's vehicle production of approximately 4,754,000 units. The outlook in Europe is much weaker as the region is still emerging from a six-year sales slump. Sales in Russia have plunged approximately 27% because it is still in a deep recession, dealing with a volatile currency and facing a broader war in the Ukraine. The Company is cautiously optimistic that consumer demand levels will remain steady; however, the Company will continue to monitor the geopolitical concerns that could impact this region.

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

The Company continues to monitor purchases of inventory to insure its supply chain is optimized, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.

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

Impairment of Long-lived Assets. The Company performs an annual impairment analysis of long-lived assets. However, when significant events, which meet the definition of a "triggering event" in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the next five years outlook for sales, profitability, earnings before interest, taxes and depreciation and cash flow for each of the Company’s manufacturing plants and for the overall Company. The five-year outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American and European car builds (published by IHS Automotive), the potential sales that could result from new manufacturing process additions and strategic geographic localities that are important to servicing the automotive industry. This data is collected as part of its annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $29,842 as of January 31, 2015, or 5% of its total assets, and approximately $30,887 as of October 31, 2014, or 5% of its total assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other, the Company assesses goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, the Company considers the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and its current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, the Company will perform quantitative impairment testing at the reporting unit level.

To quantitatively test goodwill for impairment, the Company estimates the fair value of a reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margins assumptions included in the plans are based in the current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

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

Results of Operations
Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

REVENUES. Sales for the first quarter of fiscal 2015 were $256,909, an increase of $73,370 from last year’s first quarter sales of $183,539, or 40.0%. According to industry statistics, Europe and North American combined light vehicle production growth for the first quarter of 2015 increased 3.0% from production levels in the first quarter of fiscal 2014 with the majority of the increase in North American levels and Europe remaining level. Acceptance of leading technologies and the recent strategic acquisitions completed in fiscal 2014 have contributed to the increase in sales revenue of $73,370. Certain customer platform volume was lower in the first quarter of 2015 compared to the first quarter of 2014 for re-tooling in preparation for new launches in early 2015.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2015 was $18,677 compared to gross profit of $17,846 in the first quarter of fiscal 2014, an increase of $831. Gross profit as a percentage of sales was 7.3% for the first quarter of 2015 and 9.6% for the first quarter of 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $8,089. A change in sales mix, lower price recovered for engineered scrap sales and increased freight costs negatively impacted gross profit by $6,564. In addition, labor and benefits decreased by $277 while other manufacturing expenses and depreciation increased by $971.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $13,615 in the first quarter of fiscal 2015 were $3,215 more than expenses of $10,400 in the same period of the prior year. As a percentage of sales, these expenses were 5.3% of sales in the first quarter of fiscal 2015 and 5.7% of sales in the first quarter of 2014 reflecting successful integration of acquisitions. The increase reflects its continued investment in additional personnel and related expenses, including personnel from the businesses acquired in 2014 of approximately $3,645, and a decrease of $430 in other administrative expenses.

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

OTHER INCOME / EXPENSE. Other income, net was $395 for the first quarter of fiscal 2015 and other expense, net was $18 in the first quarter of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in the first quarter of fiscal 2015 was an expense of $627 on income before taxes of $3,070 for an effective tax rate of 20.4%. The provision for income taxes in the first quarter of fiscal 2014 was an expense of $2,181 on income before taxes of $7,120 for an effective tax rate of 30.6%. The estimated effective tax rate for the first quarter of fiscal 2015 has decreased compared to the first quarter of fiscal 2014 primarily because of a change in the tax law extending the research credit and the alternative fuel tax credit through December 31, 2014. There also was an offsetting increase in the effective tax rate because the Company's Swedish subsidiaries generated losses with no related tax benefits in the first quarter of fiscal 2015.

NET INCOME. Net income for the first quarter of fiscal 2015 was $2,443, or $0.14 per share, diluted compared to net income for the first quarter of fiscal 2014 and was $4,939, or $0.29 per share, diluted.

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

Cash Flows and Working Capital

At January 31, 2015, total debt was $273,195 and total equity was $134,014, resulting in a capitalization rate of 67.1% debt, 32.9% equity. Current assets were $277,834 and current liabilities were $177,164 resulting in positive working capital of $100,670.

For the three months ended January 31, 2015, operations, before changes in assets and liabilities, generated $11,395 of cash flow compared to $10,522 in the first three months of 2014.

Net Cash Provided By Operating Activities

Changes in operating assets and liabilities since October 31, 2014 were a use of funds of $8,848 compared with $4,626 in the comparable period of fiscal 2014. The $4,222 year-over-year change is primarily attributable to the year-over-year investment in inventory made as part of the strategic initiatives an increase in accounts payable and other accrued expenses decreased by $18,285 as a result of seasonal customer shutdowns and increase in pension liability offset by a decrease in accounts receivable as a result of seasonal customer shutdowns.

Net Cash Provided by Investing and Financing Activities

Cash capital expenditures in the first three months of fiscal 2015 were $10,878 compared with $3,781 in the comparable period of fiscal 2014. The increase is attributed to projects for new awards that will begin in the next fiscal year. The Company had unpaid capital expenditures of $3,869 at January 31, 2015, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remaining nine months of fiscal 2015 are approximately $45,000, subject to change based on business conditions.

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

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh in this Form 10-Q regarding the Company's operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company's expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all, of the risks include the ability of the Company to successfully remediate the material weakness related to its internal controls; the impact on historical financial statements of any known or unknown accounting errors or irregularities; the magnitude of any adjustments in restated financial statements of the Company’s operating results; the ability of the Company to accomplish its strategic objectives; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company's ability to realize cost savings expected to offset price concessions; the Company's ability to successfully integrate acquired businesses, including businesses located outside of the United States; risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of its products; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company's facilities and that of the Company's customers or suppliers; the Company's dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company's customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, aluminum or magnesium, the Company's primary raw materials, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Company’s outstanding indebtedness or a decrease in customer demand which could cause a covenant default under the Company’s outstanding indebtedness; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company's other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this release.
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

Commodity Pricing Risk

Steel is the primary raw material that the Company uses. The Company purchases a portion of its steel from certain of its customers through various OEM steel buying programs. The purchases through customer steel buying programs have buffered the impact of price swings associated with the procurement of steel. The remainder of its steel purchasing requirements is met through contracts with steel mills. At times, the Company may be unable to either avoid increases in steel prices or pass through any price increases to its customers. The Company refers to the "net steel impact" as the combination of the change in steel prices that are reflected in the price of its products, the change in the cost to procure steel from the mill, and the change in the Company's recovery of offal. The Company's strategy is to be economically neutral to steel pricing by having these factors offset each other. While the Company strives to achieve a neutral net steel impact, the Company is not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price of steel may occur in different periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on the Company's product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on its product pricing, its steel costs and the results of its sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although the Company cannot provide assurances that, or when, these reversals will occur. Over the past several years, the Company has not experienced a material net impact from these factors.

Interest Rate Risk

At January 31, 2015, the Company had total debt, excluding capital leases, of $266,948, consisting of a revolving line of credit of floating rate debt of $264,800 (99%) and fixed rate debt of $2,148 (1%). Assuming no changes in the monthly average revolver debt levels of $271,607 for the quarter ended January 31, 2015, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would have no significant impact on interest expense due to the movement of LIBOR.
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

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products. During the three months ended January 31, 2015, the Company derived $215,532 of its sales in the United States and $41,377 internationally. Of these international sales, $20,281 are denominated in the Swedish krona, $10,953 are denominated in the Polish zloty and $10,143 are denominated in the Mexican peso, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs.
In addition, to the transaction-related gains and losses that are reflected within the results of operations, the Company is subject to foreign currency translation risk, as the financial statements for its subsidiaries are measured and recorded in the respective subsidiary's functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the condensed consolidated statement of other comprehensive loss.

Inflation
Although the Company has not experienced a material inflationary impact, the potential for a rise in inflationary pressures could impact certain commodities, such as steel, aluminum and magnesium. Additionally, because the Company purchases various types of equipment, raw materials, and component parts from its suppliers, the Company may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of its supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by the Company's suppliers in the future. As such, the Company continues to monitor its vendor base for the best sources of supply and the Company continues to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the PEO and PFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2015 due to the material weakness described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis. During third quarter fiscal 2015, management implemented an enhanced balance sheet review process across all of the Company’s 21 manufacturing facilities that identified weaknesses in its financial reporting.

The management of Shiloh is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Management's review of its control procedures concluded that certain controls relating to journal entries and account reconciliations were circumvented by an employee with functional responsibilities at the Wellington manufacturing plant.

In light of the material weakness in internal control over financial reporting, the Company completed substantive procedures, including validating the completeness and accuracy of the underlying data used for recording financial activity, prior to filing this amended Quarterly Report on Form 10-Q. These procedures were completed by an independent third party and management. Their additional procedures have allowed the Company to conclude, notwithstanding the material weakness in its internal control over financial reporting, that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

To remediate the material weakness described above and enhance the Company's internal controls over financial reporting, management has implemented the changes which include the following:

•	Replaced the financial leader at the Wellington plant, and determined to continue to evaluate additional organizational changes.

•	Detailed reconciliations of interrelated accounts have been reassigned to trusted, experienced employees from both corporate and plant personnel.

•	Implemented additional internal reporting procedures, including those designed to add depth to the Company's review processes and improve its segregation of duties.

•
Retraining and reinforcement of key internal controls continued, and is expected to continue, through the Company’s management activities, as well as utilizing of subject matter experts across different facilities. Experienced employees from sister facilities have been temporarily assigned to Wellington, while internal audit reevaluates and reinforces the identified key controls in effect.

•	Increased management oversight, including additional detailed balance sheet review and journal entry approval, until all remediation is completed.

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvement in controls. The Company has started to implement these steps, acknowledging some steps will take time to be fully integrated and confirmed to be effective and sustainable. While considerable actions have been taken to improve the Company's internal controls in response to the material weakness described above, additional work continues. There were no other changes to the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.    Risk Factors
Risks Related to the Company's Business
(amount in millions)

A downturn in the global economy could adversely affect demand for passenger cars and commercial vehicles that are manufactured with the Company's products and therefore, could adversely affect business, financial condition, results of operations, and cash flows.
The level of demand for the Company's products depends primarily upon the level of consumer demand for new vehicles that are manufactured with its products. The global economic recession that began in 2008 had a significant adverse effect on its business, customers and suppliers, and contributed to delayed and reduced purchases of passenger cars and commercial vehicles, including those manufactured with its products. Demand for and pricing of its products is also subject to economic conditions and other factors (e.g., energy costs, fuel costs, climate change concerns, vehicle age, consumer spending and preferences, materials used in production, commodity prices and changing technology) present in the various domestic and international markets in which its products are sold. If the global economy were to experience another significant downturn, depending upon its length, duration and severity or any other event that results in a reduction of demand for automobiles, the Company's financial condition, results of operations, and cash flows could again be materially adversely affected.
Deterioration in the United States and world economies could adversely affect the Company's customers’ and suppliers’ ability to access the capital markets, which may affect business, financial condition, results of operations, and cash flows.
Disruptions in the capital and credit markets could adversely affect the Company's customers and suppliers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. The Company's OEM customers typically require significant financing for their respective businesses. This financing often comes from securitization markets, which experienced severe disruptions during the global economic crisis. The Company's suppliers, as well as its customers’ suppliers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to the Company's customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on its customers or suppliers could materially and adversely affect us, either through loss of revenues from any of its customers so affected, or due to its inability to meet its commitments without excess expense, as a result of disruptions in supply caused by the suppliers so affected. Financial difficulties experienced by any of the Company's major customers could have a material adverse effect on the Company if such customer were unable to pay for the products the Company provides or if the Company experienced a loss of, or material reduction in, business from such customer. As a result of such difficulties, the Company could experience lost revenues, significant write-offs of accounts receivable, significant impairment charges, or additional restructurings. In addition, severe financial or other difficulties at any of the Company's major suppliers could have a material adverse effect on the Company if the Company is unable to obtain on a timely basis on similar economic terms the quantity and quality of components the Company requires to produce products.
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
The Company's inability to obtain and maintain sufficient capital financing may adversely affect the liquidity and financial condition of the Company, its customers and its suppliers.
The Company's working capital requirements can vary significantly, depending, in part, on the level, variability and timing of the Company's customers’ production and the payment terms the Company has with its customers and suppliers. The Company's liquidity could be adversely affected if the Company's suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If the Company's available cash flows from operations is not sufficient to fund its ongoing cash needs, the Company would be required to look to its cash balances and borrowing availability under its Revolving Credit Facilities to satisfy those needs, as well as look to potential sources of additional capital, which may not be available on satisfactory terms or in adequate amounts, if at all. There can be no assurance that the Company will continue to have the ability to maintain sufficient capital financing. This may increase the risk of not being able to produce products or having to pay higher prices for inputs that may not be recovered in selling prices.

The Company may pursue acquisitions or strategic alliances that the Company may not successfully integrate or that may divert management’s attention and resources.
The Company may pursue acquisitions, joint ventures or strategic alliances in the future. However, the Company may not be able to identify and secure suitable opportunities. The Company's ability to consummate and integrate effectively any future acquisitions or enter into strategic alliances on terms that are favorable to us may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary for larger acquisitions, its ability to obtain financing on satisfactory terms, if at all.
In addition, if a potential candidate is identified, the Company may fail to enter into a definitive agreement for the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of existing business. The expected synergies and cost savings from acquisitions or strategic alliances may not be realized and the Company may not achieve the expected results, including the synergies and cost savings the Company expects to realize in connection with the FMS Acquisition and the Radar Acquisition. The Company may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, dilutive issuance of equity securities, costs and contingent liabilities. The Company may also have to obtain approvals and licenses from the relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may also expose the Company to potential risks, including risks associated with:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks and contingent and other liabilities of, acquisition or other transaction candidates;

•	failing to successfully integrate new operations, services and personnel;

•	the diversion of financial or other resources from the Company's existing businesses;

•	the Company's inability to generate sufficient revenue to recover costs and expenses of the strategic alliances or acquisitions;

•	potential loss of, or harm to, relationships with employees, customers and suppliers; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition rationale;

Any of the above risks could significantly impair the Company's ability to manage its business and materially and adversely affect its business, results of operations and financial condition.
The Company may be unable to realize revenues represented by awarded business, which could materially and adversely affect the Company's business, financial condition, results of operations, and cash flows.
The realization of future revenues from awarded business is subject to risks and uncertainties, including the number of vehicles that the Company's customers will actually produce, the timing of that production and the mix of options that its customers may choose.
In addition to not having a commitment from the Company's customers regarding the minimum number of products they must purchase from the Company if it obtains awarded business, the terms and conditions of the agreements with the Company's customers typically provide that they have the contractual right to unilaterally terminate its contracts with only limited notice. If such contracts are terminated by its customers, the Company's ability to obtain compensation from its customers for such termination is generally limited to the direct out-of-pocket costs that the Company incurred for raw materials and work-in-progress, and in certain rare instances, un-depreciated capital expenditures.
The Company bases a substantial part of planning on the anticipated lifetime revenues of particular products. The Company calculate the lifetime revenues of a product by multiplying its expected price for a product by the forecasted production volume for that product during the length of time the Company expects the related vehicle to be in production. The Company uses a third-party forecasting services to provide long-term forecasts, which allow the Company to determine how long a vehicle is expected to be in production. If the Company over-estimates the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, the Company's actual revenues for that platform may be substantially less than the lifetime revenues the Company had anticipated for that platform.
Typically, it takes two to three years from the time a manufacturer awards a program until the program is launched and production begins. In many cases, the Company must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. The Company's results of operations may be materially adversely affected in the future if it is unable to recover these types of pre-production costs if the Company's customers cancel awarded business or if the technology supporting the awarded business becomes obsolete.
The Company is dependent upon large customers for current and future revenues. The loss of all or a substantial portion of its sales to any of these customers or the loss of market share by these customers could have a material adverse impact on the Company.
The Company depends on major vehicle manufacturers for a substantial portion of its net sales. For example, during 2014, GM and FCA accounted for 16.4% and 13.9% of the Company's revenues, respectively. In addition, as a result of the Company's recent acquisitions, the Company expects the portion of its revenues attributable to certain of its larger customers to increase. The loss of all or a substantial portion of the Company's sales to any of its large-volume customers could have a material adverse effect on the Company's financial condition and results of operations by reducing cash flows and its ability to spread costs over a larger revenue base. The Company may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for its customers’ products. In addition, the Company's sales contracts are generally one year in duration and may be terminated at its customers’ discretion upon 30 days’ notice.
In addition, the Company's OEMs customers compete intensively against each other and other OEMs. The loss of market share by any of the Company's significant OEMs could have a material adverse effect on its business unless the Company is able to achieve increased sales to other OEMs.
The Company's inability to effectively manage the timing, quality and costs of new program launches could adversely affect the Company's financial performance.
In connection with the award of new business, the Company obligates itself to deliver new products and services that are subject to the Company's customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, the Company must effectively coordinate the activities of numerous suppliers in order for the program launches of its products to be successful. Given the complexity of new program launches, the Company may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, the Company's sales related to these new programs generally are dependent upon the timing and success of its customers’ introduction of new vehicles. For example, the Company experienced a significant delay in revenue in connection with the Ford production delay that resulted from the implementation of the new aluminum-alloy body in the 2015 F-150. The Company's inability to effectively manage the timing, quality and costs of these new program launches could adversely affect its financial condition, operating results and cash flows. Finally, even if the Company successfully manages the timing, quality and cost of a new program launch with respect to its operations, its customers’ production delays may be caused by other of its customers’ suppliers, which could adversely affect the Company's financial condition, operating results and cash flows.
Automotive production and sales are highly cyclical and a downturn will adversely affect the Company's business, financial condition, results of operations, and cash flows.
The highly cyclical nature of the automotive industry presents a risk that is outside the Company's control and that cannot be accurately predicted. The cyclical nature depends on general economic conditions and other factors, including interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel costs and the automobile replacement cycle. In addition, customer production changeovers or new program launches may result in altered or delayed production cycles, which may reduce or delay purchases of its products by its customers. As a result, automotive production and sales may fluctuate significantly from year-to-year and such fluctuations may give rise to changes in demand for the Company's products. The Company's business is directly related to the volume of automotive production and, because it has significant fixed production costs, declines in the Company's customers’ production levels can have a significant adverse effect on its results of operations. Decreases in demand for automobiles generally, or decreases in demand for the Company's products in particular, could materially and adversely affect its business, financial condition, results of operations, and cash flows.
The automotive industry is seasonal and a downturn will adversely affect the Company's business, financial condition, results of operations, and cash flows.
The automotive industry is seasonal. Some of the Company's largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, the Company's OEM customers in Europe typically shut down operations during portions of July and August and one week in December, while its OEM customers in North America typically close assembly plants for two weeks in July and one week in December. During these downturns, the Company's customers will generally reduce the number of production days because of lower demands and reduce excess vehicle inventory. Such seasonality could have a material adverse effect on the Company's business, financial condition and results of operations.
A material disruption at one of the Company's manufacturing facilities could prevent us from meeting customer demand, reduce the Company's revenues or negatively affect the Company's results of operation and financial condition.
Any of the Company's manufacturing facilities, or any of its machines or equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	labor difficulties;

•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism;

•	governmental regulations; and

•	other operational problems.

Any such disruption could prevent the Company from meeting customer orders, reduce the Company's revenues or profits and negatively affect the Company's results of operations and financial condition.
The decreasing number of automotive parts suppliers and pricing pressures from the Company's automotive customers could make it more difficult for it to compete in the highly competitive automotive industry.
The automotive parts industry is highly competitive. Bankruptcies and consolidation among automotive parts suppliers are reducing the number of competitors, resulting in larger competitors who benefit from purchasing and distribution economies of scale. The Company's inability to compete with these larger suppliers in the future could result in a reduction of, or inability to increase, revenues, which would adversely affect its business, financial condition, results of operations, and cash flows.
The Company faces significant competition within each of its major product areas. The principal competitive factors include price, quality, global presence, service, product performance, design and engineering capabilities, new product innovation, and timely delivery. The Company also face significant competitive pricing pressures from its automotive customers. Because of their purchasing size, the Company's automotive customers can influence market participants to compete on price terms. If the Company is not able to offset pricing reductions resulting from these pressures by improving operating efficiencies and reducing expenditures, those pricing reductions may have an adverse effect on the Company's business.
The Company cannot provide assurance that it will be able to continue to compete in the highly competitive automotive industry or that increased competition will not have a material adverse effect on the Company's business.
Fluctuations between foreign currencies and the U.S. dollar could harm the Company's financial results.
The Company derived approximately 16.1% of its revenue in the first quarter of fiscal 2015 from its non-U.S. operations. The financial position and results of operations of certain of the Company's international operations are measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating itss financial results back to U.S. dollars. Assets and liabilities of the Company's international operations are translated at the exchange rate in effect at each balance sheet date. The Company's income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income the Company recognizes from its international operations. The Company cannot predict the effects of further exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. The Company may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect the Company's results of operations. In addition, the Company expects the portion of its revenue derived from international operations may increase in the future, due to the impact of its acquisitions and overall growth in foreign markets, among other reasons. The risks the Company faces in foreign currency transactions and translation may continue to increase as it further develops and expands its international operations.

Longer product lives of automotive parts may adversely affect demand for some of the Company's products.
The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. As automotive product life cycles lengthen, opportunities to supply components for new programs may occur less frequently, which may reduce demand for some of the Company's products.
Discontinuation of the vehicle models, engines or transmissions for which the Company manufactures products may adversely affect its business, financial condition and results of operations.
The Company's typical sales contract provides for supplying a customer with its product requirements for particular programs, rather than manufacturing a specific quantity of components and systems. The initial terms of the Company's sales contracts typically range from one to six years, with automatic renewal provisions that generally result in its contracts running for the life of the program. The Company's contracts do not require its customers to purchase a minimum number of components or systems. The loss of awarded business or significant reduction in demand for vehicles for which it produces components and systems could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Significant increases and fluctuations in raw materials pricing could have a material adverse impact on the Company without proportionate recovery from its customers.
Significant increases in the cost of certain raw materials used in the Company's products, such as aluminum, steel and magnesium ingot, or the cost of utility services required to produce its products, to the extent they are not timely reflected in the price it charges its customers or are otherwise mitigated, could materially and adversely impact the Company's results. Prices for raw material inputs can be impacted by many factors, including developments in global commodities markets, international trade policies and developments in technology. The amount of steel available for processing is a function of the production levels of primary steel producers.
The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through its customers' steel buying programs. Under these programs, the Company purchases steel at the price that its customers negotiated with the steel suppliers. In these cases, the Company take ownership of the steel; however, its customers are responsible for commodity price fluctuations. If these programs are discontinued by its customers in the future, the Company would have to purchase materials in the open market, which would subject the Company to additional market risk. With respect to the steel it purchases in the open market, the Company uses centralized purchasing to purchase raw materials at the lowest competitive prices for the quantity purchased.
For the Company's aluminum and magnesium die casting business, the cost is handled in one of two ways. The primary method it uses is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method it uses is to adjust prices monthly or quarterly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers. While the Company has been successful in the past recovering a significant portion of raw material costs, there is no assurance that the Company will continue to do so, or that increases in raw material costs will not adversely impact its business, financial condition, results of operations, and cash flows. In addition, significant increases in raw material prices may cause customers to redesign certain components or use alternative materials, which could result in reduced revenues, which could in turn adversely affect the Company's business, financial condition, results of operations and cash flows.
Disruptions in the automotive supply chain could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
The automotive supply chain is subject to disruptions because the Company, along with its customers and suppliers, attempts to maintain low inventory levels. Disruptions could result from a variety of situations, such as the closure of one of its or the Company's suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval. Disruptions could also result from logistical complications due to weather, earthquakes, or other natural or nuclear disasters, mechanical failures, technology disruptions or delayed customs processing.
If the Company is the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from the Company. Any disruptions affecting the Company or caused by the Company could have a material adverse effect on its business, financial condition, results of operations and cash flows.
The Company may incur material costs related to plant closings, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

If the Company must close manufacturing facilities because of lost business or consolidation of manufacturing facilities, the employee termination costs, asset retirements, and other exit costs associated with the closure of these facilities may be significant. In certain circumstances, the Company may close a manufacturing facility that is operated under a lease agreement and it may continue to incur material costs in accordance with the lease agreement. The Company attempts to align production capacity with demand; however, the Company cannot provide assurance that plants will not have to be closed.
The hourly workforce in the Company's industry is highly unionized and the Company's business could be adversely affected by labor disruptions.
As of October 31, 2014, approximately 19.7% of the Company's U.S. hourly employees and 60% of the Company's non-U.S. employees are unionized. Although the Company considers its current relations with its employees to be satisfactory, if major work disruptions were to occur, the Company's business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. The Company has not experienced a material labor disruption in its recent history, but there can be no assurance that the Company will not experience a material labor disruption at one of its facilities in the future in the course of renegotiation of its labor arrangements or otherwise.
In addition, many of the hourly employees of FCA and GM in North America and many of their other suppliers are unionized. Vehicle manufacturers, their suppliers and their respective employees in other countries are also subject to labor agreements. A work stoppage or strike at one of the Company's production facilities, at those of a customer, or impacting a supplier of the Company's or any of its customers, such as the 2008 strike at a Tier 1 supplier that resulted in 30 GM facilities in North America being idled for several months, could have an adverse impact on the Company by disrupting demand for the Company's products and/or its ability to manufacture its products.
The Company may incur costs related to product warranties, environmental and regulatory matters, legal proceedings and other claims, which could have a material adverse impact on its financial condition and results of operations.
From time to time, the Company receives product warranty claims from its customers, pursuant to which the Company may be required to bear costs of repair or replacement of certain of the Company's products. Vehicle manufacturers require their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field.
The Company is subject to extensive government regulations worldwide. Foreign, federal, state and local laws and regulations may change and the Company's compliance with new or amended laws and regulations in the future may materially increase its costs and could adversely affect the Company's results of operations and competitive position. Violations of the laws and regulations the Company is subject to could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, as well as prohibitions on the conduct of its business, and could also materially affect the Company's reputation, business and results of operations. In addition, foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies. Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, the Company cannot currently determine the effect such legislation and regulation may have on its operations or on the production of, or demand for, vehicles.
The Company also from time to time is involved in a variety of legal proceedings, claims or investigations. These matters typically are incidental to the conduct of its business. Some of these matters involve allegations of damages against the Company relating to environmental liabilities, intellectual property matters, personal injury claims, taxes, employment matters or commercial or contractual disputes or allegations relating to legal compliance by the Company or its employees.
The Company vigorously defends itself in connection with all of the matters described above. The Company cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in the Company's consolidated financial statements. In future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to the Company.
Product recalls by vehicle manufacturers could negatively impact the Company's production levels, which could have a material adverse effect on the Company's business, financial condition and results of operations.
Historically, there have been significant product recalls by some of the world's largest vehicle manufacturers. Recalls may result in decreased vehicle production as a result of a manufacturer focusing its efforts on the problems underlying the recall rather than generating new sales volume. In addition, consumers may elect not to purchase vehicles manufactured by the vehicle manufacturer initiating the recall, or by vehicle manufacturers in general, while the recalls persist. The Company does not maintain insurance in the United States for product recall matters, as such insurance is not generally available on acceptable terms. Any reduction in vehicle production volumes, especially by its OEM customers, could have a material adverse effect on the Company's business, financial condition and results of operations.
The Company is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or its failure to comply with such requirements may have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
The Company is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current facilities, and also may expose the Company to liability for the conduct of others or for its actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose the Company to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite the Company's intentions to be in compliance with all such laws and regulations, the Company cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If the Company violates or fails to comply with these requirements, it could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on the Company's business.
The Company's failure to maintain and comply with environmental permits that it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on the Company's operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company's business, financial conditions, results of operations and cash flows.
The Company cannot assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in the Company's consolidated financial statements.
New regulations related to conflict-free minerals may force the Company to incur additional expenses and otherwise adversely impact the Company's business.
Additionally, new regulations related to “conflict minerals” may force the Company to incur additional expenses and may make its supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements which began in 2014. There are significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in the Company's products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
The Company is involved from time to time in legal proceedings, claims or investigations, which could have an adverse impact on the Company's business, financial condition, results of operations, and cash flows.
The Company is involved from time to time in legal proceedings, claims or investigations that could be significant. These are typically claims that arise in the normal course of its business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company's profitability and consolidated financial position.
The Company has goodwill, which, if it becomes impaired, would result in a reduction in the Company's net income and equity.
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of January 31, 2015, the Company had approximately $29.8 of goodwill, or 4.8% of its total assets, that could be subject to impairment. Declines in the

Company's profitability or the value of comparable companies may impact the fair value of the Company's reporting units, which could result in a write-down of goodwill and a reduction of net income.
The Company relies on information technology and a failure of its information technology infrastructure could adversely impact its business and operations.
The Company's operations rely on a number of information technologies to manage, store and support business activities. The Company has a number of systems, processes and practices in place that are designed to protect against the failure of its systems. The Company recognizes the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. The Company's systems and those of its service providers are vulnerable to circumstances beyond its reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of the Company's intellectual property, trade secrets, or business disruption. To the extent that any disruptions or security breach results in a loss or damage to its data, or an inappropriate disclosure of confidential information, it could cause significant damage to its reputation, affect its relationships with the Company's customers, suppliers and employees, lead to claims against it and ultimately harm the Company's business. Additionally, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
If the Company is unable to protect its intellectual property or if a third party makes assertions against the Company or its customers relating to intellectual property rights, the Company's business could be adversely affected.
The Company owns important intellectual property, including patents, trademarks, copyrights and trade secrets, and could be involved in licensing arrangements. The Company's intellectual property plays an important role in maintaining its competitive position. Notwithstanding its intellectual property portfolio, the Company's competitors may develop technologies that are similar or superior to its proprietary technologies or design around the patents it owns or license. Various patent, copyright, trade secret and trademark laws provide limited protection and may not prevent its competitors from duplicating the Company's products or gaining access to its proprietary information. Further, as the Company expands its operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating its proprietary technologies increases, despite efforts the Company undertakes to protect them.
On occasion, the Company may assert claims against third parties who are taking actions that it believes is infringing on the Company's intellectual property rights. Similarly, third parties may assert claims against the Company and its customers and distributors alleging its products infringe upon third party intellectual property rights. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of the Company's management and employees. Claims of this sort also could harm its relationships with its customers and might deter future customers from doing business with the Company. If any such claim were to result in an adverse outcome, the Company could be required to take actions which may include: expending significant resources to develop or license non-infringing products; paying substantial damages to third parties, including to customers to compensate them for their discontinued use or replacing infringing technology with non-infringing technology; or cessation of the manufacture, use or sale of the infringing products. Any of the foregoing results could have a material adverse effect on the Company's business, financial condition, results of operations, or its competitive position.
The Company is subject to risks associated with changing manufacturing technologies, which could place it at a competitive disadvantage.
The successful implementation of the Company's business strategy requires it to continuously evolve its existing products and introduce new products to meet customers’ needs. The Company's products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If the Company fails to meet these requirements, the Company's business could be at risk.
The Company believes that its customers rigorously evaluate their suppliers on the basis of a number of factors, including:

•	product quality;

•	technical expertise and development capability;

•	new product innovation;

•	reliability and timeliness of delivery;

•	price competitiveness;

•	product design capability;

•	manufacturing expertise;

•	operational flexibility;

•	global production capabilities;

•	customer service; and

•	overall management.

The Company's success will depend on its ability to continue to meet its customers’ changing specifications with respect to these criteria. The Company cannot assure you that it will be able to address technological advances or introduce new products that may be necessary to remain competitive within its businesses. Furthermore, the Company cannot assure you that it can adequately protect any of the Company's own technological developments to produce a sustainable competitive advantage.
The Company is subject to risks associated with its use of highly specialized machinery that cannot be easily replaced.
The Company's machinery and tooling are complex, cannot be easily replicated and have a long lead-time to manufacture. If there is a breakdown in such machinery and tooling, and the Company or its service providers are unable to repair in a timely fashion, obtaining replacement machinery or rebuilding tooling could involve significant delays and costs, and may not be available to the Company on reasonable terms. Any disruption to the Company's machinery could have a material adverse effect on the Company's business, financial condition and results of operations.
The Company is subject to risks related to its international operations.
The Company's manufacturing and distribution facilities in many regions and countries, including the United States, Mexico, Europe and Asia, sells its products worldwide. International operations are subject to various risks which could have a material adverse effect on those operations or its business as a whole, including:

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

The risks the Company faces in its international operations may continue to intensify as the Company further develops and expands its international operations.
Certain of the Company's pension plans are underfunded and the Company has unfunded post-retirement benefit obligations, and additional cash contributions the Company may be required to make to its pension plans or amounts the Company may be required to pay in respect of post-retirement benefit obligations will reduce the cash available for its business, such as the payment of the Company's interest expense.
Certain of the Company's employees in the United States are participants in defined benefit pension plans which it sponsors. As of October 31, 2014, the unfunded amount of the Company's U.S. pension plans was approximately $22.7. While future benefit accruals under its U.S. defined benefit plans were frozen in 2004, the Company may have ongoing obligations to make contributions to its U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code. In addition, the Company sponsors unfunded post-retirement benefits for a limited number of employees. As of October 31, 2014, the unfunded amount for these post-retirement benefits was approximately $0.64. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for the Company's business such as the payment of interest expense on the notes or its other indebtedness. Under ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event the Company's pension plans are terminated by the PBGC, the Company could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions it has used to fund such plans), and, under certain circumstances, such liability could be senior to the notes.

The Company may incur additional tax expense or become subject to additional tax exposure.
The Company's provision for income taxes and the cash outlays required to satisfy its income tax obligations in the future could be adversely affected by changes in the level of earnings in the tax jurisdictions in which the Company operates, changes in the valuation of deferred tax assets, changes in its plans to reinvest the earnings of the Company's non-U.S. operations outside the United States and changes in tax laws and regulations. The Company's income tax returns are subject to examination by federal, state and local tax authorities in the United States and tax authorities outside the United States The results of these examinations and the ongoing assessments of the Company's tax exposures could also have an adverse effect on its provision for income taxes and the cash outlays required to satisfy the Company's income tax obligations.
If the Company loses any of its executive officers or key employees, the Company's operations and ability to manage the day-to-day aspects of the Company's business may be materially adversely affected.
The Company's future performance substantially depends on its ability to retain and motivate executive officers and key employees. If the Company loses any of its executive officers or key employees, which have many years of experience with the Company and within the automotive industry and other manufacturing industries, or are unable to recruit qualified personnel, the Company's ability to manage the day-to-day aspects of its business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on the Company's business, financial condition and results of operations.
MTD Holdings Inc. may exercise significant influence over the Company.
MTD Holdings Inc. and its affiliates are owners of approximately 48.8% of the Company's common stock. As a result, MTD Holdings Inc. and its affiliates have significant influence over the vote in any election of directors and thereby its policies and operations, including the appointment of management, future issuances of the Company's common stock or other securities, the payment of dividends, if any, on the Company's common stock, the incurrence of debt by the Company, amendments to the Company's amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with your interests. In addition, MTD Holdings Inc. may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to the Company or conflict with the interests of the holders of the notes.

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
Date: September 14, 2015

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.