Form 10-Q/A
period 2015-04-30
SHILOH INDUSTRIES INC
filed 2015-09-14
CIK 904979

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A (the "Amended Filing") to its Quarterly Report on Form 10-Q (the "Original Filing") for the quarterly period ended April 30, 2015, originally filed with the Securities and Exchange Commission ("SEC") on June 5, 2015 (the "Original Filing").

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

During the Company's investigation, other correcting    entries specific to the Wellington facility were identified and corrected, including including certain amounts such as prepaid accounts that should have been expensed during the periods. The adjustments for the three month period ended January 31, 2015 included certain immaterial amounts from fiscal 2014 totaling $.982 million pre-tax primarily related to inventoried costs. Further, the tax impact of all amounts adjusted have been recorded.

The impact of the restatement on the condensed consolidated financial statements for the three-month period ended April 30, 2015 is summarized in "Note 16-Restatement of Previously Issued Financial Statements" to the Company’s condensed consolidated financial statements included in Part I, Item 1. "Condensed Consolidated Financial Statements (Unaudited)."

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company's Original Filing as of and for the quarterly period ended April 30, 2015.

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

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	April 30, 2015	October 31, 2014
	As Restated (1)
ASSETS
Cash and cash equivalents	$9,935	$12,014
Investment in marketable securities	751	1,045
Accounts receivable, net of allowance for doubtful accounts of $571 and $601 at April 30, 2015 and October 31, 2014, respectively	180,847	171,242
Related-party accounts receivable	2,667	533
Prepaid income taxes	1,347	2,142
Inventories, net	90,207	91,303
Deferred income taxes	3,201	3,496
Prepaid expenses	15,117	11,987
Total current assets	304,072	293,762
Property, plant and equipment, net	282,287	274,828
Goodwill	29,142	30,887
Intangible assets, net	21,056	21,998
Deferred income taxes	2,346	2,605
Other assets	5,678	5,445
Total assets	$644,581	$629,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,323	$1,918
Accounts payable	151,037	146,478
Other accrued expenses	35,241	41,336
Total current liabilities	187,601	189,732
Long-term debt	285,515	268,102
Long-term benefit liabilities	17,947	19,951
Deferred income taxes	2,198	2,739
Interest rate swap agreement	4,308	2,510
Other liabilities	1,590	1,972
Total liabilities	499,159	485,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,248,688 and 17,214,284 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	172	172
Paid-in capital	68,849	68,035
Retained earnings	121,989	113,193
Accumulated other comprehensive loss, net	(45,588)	(36,881)
Total stockholders’ equity	145,422	144,519
Total liabilities and stockholders’ equity	$644,581	$629,525

(1) As restated - See Note 16 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	As Restated (1)		As Restated (1)
Net revenues	$280,175	$208,972	$537,084	$392,511
Cost of sales	252,220	187,971	490,452	353,663
Gross profit	27,955	21,001	46,632	38,848
Selling, general and administrative expenses	16,869	10,663	30,484	21,063
Amortization of intangible assets	677	545	1,309	1,090
Asset recovery	—	(2,906)	—	(4,026)
Operating income	10,409	12,699	14,839	20,721
Interest expense	2,067	927	3,829	1,813
Interest income	(7)	(2)	(14)	(5)
Other (income) expense	(669)	25	(1,064)	44
Income before income taxes	9,018	11,749	12,088	18,869
Provision for income taxes	2,665	3,620	3,292	5,801
Net income	$6,353	$8,129	$8,796	$13,068
Earnings per share:
Basic earnings per share	$0.37	$0.48	$0.51	$0.77
Basic weighted average number of common shares	17,211	17,081	17,217	17,063
Diluted earnings per share	$0.37	$0.47	$0.51	$0.76
Diluted weighted average number of common shares	17,236	17,158	17,248	17,148

(1) As restated - See Note 16 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	As Restated (1)		As Restated (1)
Net income	$6,353	$8,129	$8,796	$13,068
Other comprehensive income:
Defined benefit pension plans & other postretirement benefits
Recognized gain	297	269	593	538
Actuarial net gain (loss)	5,473	(606)	(683)	(1,145)
Asset net gain (loss)	1,237	717	391	331
Income taxes	(2,651)	(144)	(114)	105
Total defined benefit pension plans & other post retirement benefits, net of tax	4,356	236	187	(171)
Marketable securities
Unrealized gain (loss) on marketable securities	(43)	104	(294)	104
Income taxes	15	(37)	103	(37)
Total marketable securities, net of tax	(28)	67	(191)	67
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	622	(903)	(1,798)	(903)
Income taxes	(235)	342	680	342
Change in fair value of derivative instruments, net of tax	387	(561)	(1,118)	(561)
Foreign currency translation adjustments:
Unrealized loss on foreign currency translation	(158)	—	(7,585)	—
Comprehensive income, net	$10,910	$7,871	$89	$12,403

(1) As restated - See Note 16 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2015	2014
	As Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,796	$13,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,984	12,885
Asset recovery	—	(4,026)
Amortization of deferred financing costs	298	465
Deferred income taxes	684	86
Stock-based compensation expense	542	289
Gain on sale of assets	(17)	(131)
Changes in operating assets and liabilities:
Accounts receivable	(12,929)	(5,986)
Inventories	158	(10,983)
Prepaids and other assets	(2,658)	(3,143)
Payables and other liabilities	(9,074)	8,173
Accrued income taxes	774	210
Net cash provided by operating activities	3,558	10,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,785)	(11,549)
Investment in marketable securities	—	(1,527)
Acquisitions, net of cash acquired	—	(349)
Proceeds from sale of assets	123	4,163
Net cash used for investing activities	(21,662)	(9,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(435)	(56)
Proceeds from long-term borrowings	62,500	8,600
Repayments of long-term borrowings	(44,143)	(10,737)
Payment of deferred financing costs	(1,256)	(16)
Proceeds from exercise of stock options	155	745
Net cash provided by (used for) financing activities	16,821	(1,464)
Effect of foreign currency exchange rate fluctuations on cash	(796)	—
Net increase (decrease) in cash and cash equivalents	(2,079)	181
Cash and cash equivalents at beginning of period	12,014	398
Cash and cash equivalents at end of period	$9,935	$579

Supplemental Cash Flow Information:
Cash paid for interest	$3,734	$1,522
Cash paid for income taxes	$2,176	$5,713

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$—	$1,679
Capital equipment included in accounts payable	$3,703	$2,238

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

The Company acquired Finnveden in order to expand its stamping capabilities while adding magnesium die casting to its product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Finnveden acquisition adds strategic European locations in Poland and Sweden while diversifying its customer base. Finnveden's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

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

Pro forma consolidated results	Three months ended April 30,		Six months ended April 30,
(in thousands, except for per share data):	2015	2014	2015	2014
	As Restated		As Restated
Revenue	$280,175	$303,448	$537,084	$578,924
Net income	$6,353	$11,258	$8,796	$17,448
Basic earnings per share	$0.37	$0.66	$0.51	$1.02
Diluted earnings per share	$0.37	$0.66	$0.51	$1.02

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

Note 6—Inventories
Inventories consist of the following:

	April 30, 2015	October 31, 2014
	As Restated
Raw materials	$34,601	$36,417
Work-in-process	14,330	12,044
Finished goods	13,206	13,382
Total material	62,137	61,843
Tooling	28,070	29,460
Total inventory	$90,207	$91,303

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $3,519 and $5,928 at April 30, 2015 and October 31, 2014, respectively.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2015	October 31, 2014
	As Restated
Land and improvements	$11,489	$11,452
Buildings and improvements	118,049	117,776
Machinery and equipment	465,579	455,482
Furniture and fixtures	12,040	11,161
Construction in progress	63,011	52,345
Total, at cost	670,168	648,216
Less: Accumulated depreciation	387,881	373,388
Property, plant and equipment, net	$282,287	$274,828

Depreciation expense was $15,675 and $11,795 for the six months ended April 30, 2015 and April 30, 2014, respectively.

Capital Leases:

	April 30, 2015	October 31, 2014
Leased Property:
Machinery and equipment	$7,095	$7,639
Less: Accumulated depreciation	752	367
Leased property, net	$6,343	$7,272

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

(Shares in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(As Restated)		(As Restated)
Net income available to common stockholders	$6,353	$8,129	$8,796	$13,068
Basic weighted average shares	17,211	17,081	17,217	17,063
Effect of dilutive securities:
Stock options	25	77	31	85
Diluted weighted average shares	17,236	17,158	17,248	17,148
Basic income per share	$0.37	$0.48	$0.51	$0.77
Diluted income per share	$0.37	$0.47	$0.51	$0.76

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

	Three Months Ended April 30,				Six Months Ended April 30,
	Revenues		Foreign Currency (Gain) Loss		Revenues		Foreign Currency (Gain)
	2015	2014	2015	2014	2015	2014	2015	2014
Geographic Region:	As Restated				As Restated
Europe	$35,509	$—	$(560)	$—	$66,763	$—	$(828)	$—
Mexico	$11,227	$11,514	$9	$(24)	$21,370	$22,807	$(47)	$(59)
United States	$233,439	$197,458			$448,951	$369,704
Total Company	$280,175	$208,972			$537,084	$392,511

	Long-Lived Assets
	April 30, 2015	October 31, 2014
Geographic Region:	As Restated
Europe	$41,797	$75,546
Mexico	$23,408	$24,611
United States	$275,304	$235,606
Total Company	$340,509	$335,763
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

Note 16—Restatement of Previously Issued Financial Statements

As disclosed in the Company's Current Report on Form 8-K, filed on September 14, 2015, the Company, after an investigation by the Audit Committee, with the assistance of management and independent third-party advisors, concluded that previously issued condensed consolidated financial statements should not be relied upon due to errors related to the understatement of consolidated cost of sales of approximately $1,100 for the fiscal quarter ended April 30, 2015.  The Audit Committee’s decision to restate the condensed consolidated financial statements was based upon the results of an investigation of accounting for inventoried costs at the Company’s Wellington facility.  The Company has restated its condensed consolidated financial statements for the three and six months ended April 30, 2015 and such statements are included in this Amended Filing.

During the Company's investigation, other correcting    entries specific to the Wellington facility were identified and corrected, including certain amounts such as prepaid accounts that should have been expensed during the periods. The adjustments for the six month period ended April 30, 2015 included certain immaterial amounts from fiscal 2014 totaling $982 pre-tax primarily related to inventoried costs. Further, the tax impact of all adjustments has been recorded.

Impact of Corrections on Previously Issued Condensed Consolidated Financial Statements

The following table presents the effect of the restatement adjustments on the condensed consolidated balance sheet for the period ended April 30, 2015:

	April 30, 2015
	As Reported	Adjustments	As Restated
Accounts receivable	$180,910	$(63)	$180,847
Prepaid income taxes	590	757	1,347
Inventories, net	92,582	(2,375)	90,207
Prepaid expenses	15,320	(203)	15,117
Total current assets	305,956	(1,884)	304,072
Property, plant and equipment, net	282,329	(42)	282,287
Total assets	646,507	(1,926)	644,581
Accounts payable	150,951	86	151,037
Accrued income taxes	271	(271)	—
Other accrued expenses	34,910	331	35,241
Total current liabilities	187,455	146	187,601
Total liabilities	499,013	146	499,159
Retained earnings	124,061	(2,072)	121,989
Total stockholders' equity	147,494	(2,072)	145,422
Total liabilities and stockholders' equity	646,507	(1,926)	644,581

The following table summarizes the effects of the restatement on the condensed consolidated financial statements of operations for the three months ended April 30, 2015:

	Three Months Ended April 30, 2015
	As Reported	Adjustments	As Restated
Net revenues	$280,378	$(203)	$280,175
Cost of sales	251,127	1,093	252,220
Gross profit	29,251	(1,296)	27,955
Operating income	11,705	(1,296)	10,409
Other income, net	(634)	(35)	(669)
Income before income taxes	10,279	(1,261)	9,018
Provision for income taxes	3,084	(419)	2,665
Net income	7,195	(842)	6,353

Earnings per share:
Basic earnings per share	$0.42	$(0.05)	$0.37
Diluted earnings per share	$0.42	$(0.05)	$0.37

	Six Months Ended April 30, 2015
	As Reported	Adjustments	As Restated
Net revenues	$537,455	$(371)	$537,084
Cost of sales	487,656	2,796	490,452
Gross profit	49,799	(3,167)	46,632
Selling, general & administrative expenses	30,493	(9)	30,484
Operating income	17,997	(3,158)	14,839
Other income, net	(1,007)	(57)	(1,064)
Income before income taxes	15,189	(3,101)	12,088
Provision for income taxes	4,321	(1,029)	3,292
Net income	10,868	(2,072)	8,796

Earnings per share:
Basic earnings per share	$0.63	$(0.12)	$0.51
Diluted earnings per share	$0.63	$(0.12)	$0.51

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income (loss) for the three months and six months ended April 30, 2015.

	Three Months Ended April 30, 2015
	As Reported	Adjustments	As Restated
Net income	$7,195	$(842)	$6,353
Comprehensive income (loss)	11,752	(842)	10,910

	Six Months Ended April 30, 2015
	As Reported	Adjustments	As Restated
Net income	$10,868	$(2,072)	$8,796
Comprehensive income (loss)	2,161	(2,072)	89

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of cash flows for the six months ended April 30, 2015.

	Six Months Ended April 30, 2015
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,868	$(2,072)	$8,796
Accounts receivable	(12,992)	63	(12,929)
Inventories	(2,217)	2,375	158
Prepaids and other assets	(2,861)	203	(2,658)
Payables and other liabilities	(9,491)	417	(9,074)
Accrued income taxes	1,802	(1,028)	774
Net cash provided by operating activities	3,600	(42)	3,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,827)	42	(21,785)
Net cash used in investing activities	(21,704)	42	(21,662)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

Restatement
As described in “Note 16-Restatement of Previously Issued Financial Statements” to the Company’s condensed consolidated financial statements included in Part 1, Item 1 “Condensed Consolidated Financial Statements (Unaudited),” and Part 1, Item 4 “Controls and Procedures,” the Company has restated certain interim financial statements and other information, including this management’s discussion and analysis of financial condition and results of operations.

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

Capacity utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. The Company strives to adapt its capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. The Company deploys new technologies to differentiate its products from its competitors and to achieve higher quality and productivity. The Company believes that it has sufficient capacity to meet its current and expected manufacturing needs.

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

The production of cars and light trucks for the first six months 2015 in Europe according to industry results (published by IHS Automotive in February 2015) was approximately 10,428,000 units, which reflects an increase of 1.8% over the first six months 2014's vehicle production of approximately 10,246,000 units. The outlook in Europe is much weaker as the region is still emerging from a six-year sales slump. Sales in Russia are still suffering because it is still in a deep recession, dealing with a volatile currency and engaging with a boarder conflict with the Ukraine. The Company is cautiously optimistic that consumer demand levels will remain steady and will continue to monitor the geopolitical concerns that could impact this region.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $29,142 as of April 30, 2015, or 5% of its total assets, and approximately $30,887 as of October 31, 2014, or 5% of its total assets.

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

Results of Operations
Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

REVENUES. Sales for the second quarter of fiscal 2015 were $280,175, an increase of $71,203 from last year’s second quarter sales of $208,972, or 34.1%. According to industry statistics, Europe and North American combined light vehicle production growth for the second quarter of 2015 increased 2.6% from production levels in the second quarter of fiscal 2014. Sales from the recent acquisitions of $81,504 and organic growth in its newer technologies was partially offset by lower production volumes in the quarter for certain OEM's due to re-tooling and platform changes as well as the impact from declining scrap market pricing realized beginning January 2015.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2015 was $27,955 compared to gross profit of $21,001 in the second quarter of fiscal 2014, an increase of $6,954. Gross profit as a percentage of sales was 10.0% for the second quarter of 2015 and 10.0% for the second quarter of 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $11,349. A change in sales mix, lower price recovered for engineered scrap sales and increased freight costs negatively impacted gross profit by $3,912. In addition, labor and benefits increased by $27 as well as other manufacturing expenses and depreciation by $456.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $16,869 in the second quarter of fiscal 2015 were $6,206 more than expenses of $10,663 in the same period of the prior year. As a percentage of sales, these expenses were 6.0% of sales in the second quarter of fiscal 2015 and 5.1% of sales in the second quarter of 2014. The increase reflects the Company's investment in additional personnel and related benefits as a result of acquisitions, growth, and expansion of its technical centers including related infrastructure costs.

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

OTHER INCOME / EXPENSE. Other income, net was $669 for the second quarter of fiscal 2015 and other expense, net was $25 in the second quarter of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in the second quarter of fiscal 2015 was an expense of $2,665 on income before taxes of $9,018 for an effective tax rate of 29.5%. The provision for income taxes in the second quarter of fiscal 2014 was an expense of $3,620 on income before taxes of $11,749 for an effective tax rate of 30.8%. The estimated effective tax rate for the second quarter of fiscal 2015 has decreased compared to the second quarter of fiscal 2014 primarily because the Company’s mix of domestic and foreign income along with the related income tax rates is more favorable in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. There also were offsetting increases created by currency translation losses recorded in deferred tax assets for the Company’s Mexican subsidiary whose functional currency is the U.S. dollar.

NET INCOME. Net income for the second quarter of fiscal 2015 was $6,353, or $0.37 per share, diluted compared to net income for the second quarter of fiscal 2014 and was $8,129, or $0.47 per share, diluted.

Results of Operations
Six Months Ended April 30, 2015 Compared to Six Months Ended April 30, 2014

REVENUES. Sales for the first six months of fiscal 2015 were $537,084, an increase of $144,573 from last year’s first six months sales of $392,511, or 36.8%. According to industry statistics, Europe and North American combined light vehicle production growth for the first six months of 2015 increased 2.8% from production levels in the first six months of fiscal 2014 with the majority of the increase in North American levels and European levels slowly rebounding. Acceptance of leading technologies and the recent strategic acquisitions completed in fiscal 2014 have contributed to the increase in sales revenue of$144,573. The majority of the increase in sales is from the acquisitions (see Note 2) as certain customer platform volume was lower in the first six months of 2015 compared to the first six months of 2014 for re-tooling in preparation for new launches and award win in both the Company's organic facilities and new acquisition facilities.

GROSS PROFIT. Gross profit for the first six months of fiscal 2015 was $46,632 compared to gross profit of $38,848 in the first six months of fiscal 2014, an increase of $7,784. Gross profit as a percentage of sales was 8.7% in the first six months of fiscal 2015 and 9.9% in the first six months of fiscal 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $19,438. A change in sales mix, lower price recovered for engineered scrap sales and increased freight costs negatively impacted gross profit by $10,476. In addition, labor and benefits decreased by $250 and manufacturing expenses and depreciation increased by $1,428.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $30,484 in the first six months of fiscal 2015 were $9,421 more than expenses of $21,063 in the first six months of fiscal 2014. As a percentage of sales, these expenses were 5.7% of sales in the first six months of fiscal 2015 and 5.4% of sales in the first six months of fiscal 2014. The increase reflects its investment in additional personnel and related benefits as a result of acquisitions, growth, and expansion of its technical centers including related infrastructure costs.

ASSET RECOVERIES. Asset recoveries of $4,026 were recorded during the first six months of fiscal 2014 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2015 was $3,829, compared to interest expense of $1,813 during the first six months of fiscal 2014. The increase in interest expense was the result of higher average borrowing and rates for use of funds. Borrowed funds averaged $276,684 during the first six months of fiscal 2015 and the weighted average interest rate was 2.43%. In the first six months of fiscal 2014, borrowed funds averaged $119,037 and the weighted average interest rate of debt was 1.93%.

OTHER INCOME / EXPENSE. Other income, net was $1,064 for the first six months of fiscal 2015 and other expense (net) was $44 in the first six months of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first six months of fiscal 2015 was an expense of $3,292 on income before taxes of $12,088 for an effective tax rate of 27.2%. The provision for income taxes for the first six months of fiscal 2014 was an expense of $5,801 on income before taxes of $18,869 for an effective tax rate of 30.7%. The estimated effective tax rate for the first six months of fiscal 2015 has decreased compared to the first six months of fiscal 2014 primarily because of a change in the tax law that extended the research credit and the alternative fuel tax credit through December 31, 2014. There also were offsetting increases in the effective tax rate because the Company’s Swedish subsidiaries generated losses with no related tax benefits and currency translation losses recorded in deferred tax assets for the Company’s Mexican subsidiary whose functional currency is the U.S. dollar.

NET INCOME. Net income for the first six months of fiscal 2015 was $8,796, or $0.51 per share, diluted. Net income for the first six months of fiscal 2014 was $13,068 or $0.76 per share, diluted.

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

Cash Flows and Working Capital

At April 30, 2015, total debt was $286,838 and total equity was $145,422, resulting in a capitalization rate of 66.4% debt, 33.6% equity. Current assets were $304,072 and current liabilities were $187,601 resulting in positive working capital of $116,471.

For the six months ended April 30, 2015, operations, before changes in assets and liabilities, generated $27,287 of cash flow compared to $22,636 in the first six months of 2014.

Net Cash Provided By Operating Activities

Changes in operating assets and liabilities since October 31, 2014 were a use of funds of $23,729 compared with a use of funds of $11,729 in the comparable period of fiscal 2014. Of the $12,000 year-over-year change, $12,929 is the increase in accounts receivable and related party receivables as well as a decrease in other accrued expenses which supports the Company's investment for the growth of the business in areas such as manufacturing, research and development and selling, general and administrative. In addition, operating cash flows are also affected by the Company's working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net Cash Provided by Investing and Financing Activities

Cash capital expenditures in the first six months of fiscal 2015 were $21,785 compared with $11,549 in the comparable period of fiscal 2014. The increase is attributed to projects for new awards that will begin in the next several quarters. Additionally, acquisition activities have increased the number of facilities and the absolute value of capital requirements. The Company had unpaid capital expenditures of $3,703 at April 30, 2015, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remaining six months of fiscal 2015 are approximately $30,000, subject to change based on business conditions.

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

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh in this Form 10-Q regarding the Company's operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company's expectations of future operating results are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements. Some, but not all, of the risks include the ability of the Company to successfully remediate the material weakness related to its internal controls; the impact on historical financial statements of any known or unknown accounting errors or irregularities; the magnitude of any adjustments in restated financial statements of the Company’s operating results; the ability of the Company to accomplish its strategic objectives; the ability to obtain future sales; changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities; costs related to legal and administrative matters; the Company's ability to realize cost savings expected to offset price concessions; the Company's ability to successfully integrate acquired businesses, including businesses located outside of the United States; risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of the Company's products; inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks; increased fuel and utility costs; work stoppages and strikes at the Company's facilities and that of the Company's customers or suppliers; the Company's dependence on the automotive and heavy truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions, including increased energy costs affecting car and light truck production, and regulations and policies regarding international trade; financial and business downturns of the Company's customers or vendors, including any production cutbacks or bankruptcies; increases in the price of, or limitations on the availability of, steel, aluminum or magnesium, the Company's primary raw materials, or decreases in the price of scrap steel; the successful launch and consumer acceptance of new vehicles for which the Company supplies parts; the occurrence of any event or condition that may be deemed a material adverse effect under the Company’s outstanding indebtedness or a decrease in customer demand which could cause a covenant default under the Company’s outstanding indebtedness; pension plan funding requirements; and other factors, uncertainties, challenges and risks detailed in the Company's other public filings with the Securities and Exchange Commission. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this release.
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

Interest Rate Risk

At April 30, 2015, the Company had total debt, excluding capital leases, of $280,841, consisting of a revolving line of credit of floating rate debt of $279,100 (99%) and fixed rate debt of $1,741 (1%). Assuming no changes in the monthly average revolver debt levels of $280,017 for the quarter ended April 30, 2015, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would have no significant impact on interest expense due to the movement of LIBOR.
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

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products. During the three months ended April 30, 2015, the Company derived $233,439 of its sales in the United States and $46,736 internationally. Of these international sales, $21,891 are denominated in the Swedish krona, $13,618 are denominated in the Polish zloty and $11,227 are denominated in the Mexican peso. During the six months ended April 30, 2015, the Company derived $448,951 of its sales in the United States and $88,133 internationally. Of these international sales, $42,172 are denominated in the Swedish krona, $24,591 are denominated in the Polish zloty and $21,370 are denominated in the Mexican peso. For both the three and six months ended April 30, 2015, no other single currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the PEO and PFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2015 due to the material weakness described below.

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
The Company derived approximately 16.7% of its revenue in the second quarter of fiscal 2015 from its non-U.S. operations. The financial position and results of operations of certain of the Company's international operations are measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating itss financial results back to U.S. dollars. Assets and liabilities of the Company's international operations are translated at the exchange rate in effect at each balance sheet date. The Company's income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income the Company recognizes from its international operations. The Company cannot predict the effects of further exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. The Company may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect the Company's results of operations. In addition, the Company expects the portion of its revenue derived from international operations may increase in the future, due to the impact of its acquisitions and overall growth in foreign markets, among other reasons. The risks the Company faces in foreign currency transactions and translation may continue to increase as it further develops and expands its international operations.

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
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of April 30, 2015, the Company had approximately $29.1 of goodwill, or 4.5% of its total assets, that could be subject to impairment. Declines in the Company's profitability or the value of comparable companies may impact the fair value of the Company's reporting units, which could result in a write-down of goodwill and a reduction of net income.
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