Form 10-Q
period 2015-07-31
SHILOH INDUSTRIES INC
filed 2015-09-15
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Number of shares of Common Stock outstanding as of September 11, 2015 was 17,249,355.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	July 31, 2015	October 31, 2014

ASSETS
Cash and cash equivalents	$6,635	$12,014
Investment in marketable securities	493	1,045
Accounts receivable, net of allowance for doubtful accounts of $534 and $601 at July 31, 2015 and October 31, 2014, respectively	164,007	171,242
Related-party accounts receivable	752	533
Prepaid income taxes	1,500	2,142
Inventories, net	94,420	91,303
Deferred income taxes	3,141	3,496
Prepaid expenses	20,023	11,987
Total current assets	290,971	293,762
Property, plant and equipment, net	274,633	274,828
Goodwill	28,826	30,887
Intangible assets, net	19,797	21,998
Deferred income taxes	2,355	2,605
Other assets	5,325	5,445
Total assets	$621,907	$629,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,355	$1,918
Accounts payable	154,785	146,478
Other accrued expenses	32,503	41,336
Total current liabilities	188,643	189,732
Long-term debt	259,086	268,102
Long-term benefit liabilities	17,252	19,951
Deferred income taxes	4,563	2,739
Interest rate swap agreement	4,162	2,510
Other liabilities	1,623	1,972
Total liabilities	475,329	485,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,250,183 and 17,214,284 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	173	172
Paid-in capital	69,161	68,035
Retained earnings	123,971	113,193
Accumulated other comprehensive loss, net	(46,727)	(36,881)
Total stockholders’ equity	146,578	144,519
Total liabilities and stockholders’ equity	$621,907	$629,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Net revenues	$275,201	$216,389	$812,285	$608,900
Cost of sales	254,952	194,289	745,404	547,952
Gross profit	20,249	22,100	66,881	60,948
Selling, general and administrative expenses	12,246	11,829	42,730	32,893
Amortization of intangible assets	486	545	1,795	1,635
Asset recovery	—	—	—	(4,026)
Operating income	7,517	9,726	22,356	30,446
Interest expense	2,885	1,191	6,714	3,004
Interest income	(7)	(2)	(21)	(7)
Other (income) expense	178	(147)	(886)	(104)
Income before income taxes	4,461	8,684	16,549	27,553
Provision for income taxes	2,480	335	5,772	6,136
Net income	$1,981	$8,349	$10,777	$21,417
Earnings per share:
Basic earnings per share	$0.11	$0.49	$0.63	$1.25
Basic weighted average number of common shares	17,227	17,118	17,220	17,081
Diluted earnings per share	$0.11	$0.49	$0.62	$1.25
Diluted weighted average number of common shares	17,246	17,175	17,247	17,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Net income	$1,981	$8,349	$10,777	$21,417
Other comprehensive income:
Defined benefit pension plans & other postretirement benefits
Recognized gain	—	318	593	806
Actuarial net loss	—	(816)	(683)	(1,962)
Asset net gain	—	268	391	649
Income tax (provision) benefit	—	86	(114)	191
Total defined benefit pension plans & other post retirement benefits, net of tax	—	(144)	187	(316)
Marketable securities
Unrealized gain (loss) on marketable securities	(258)	750	(552)	854
Income tax (provision) benefit	90	(134)	193	(171)
Reclassification adjustments for gain on marketable securities included in net income	—	(365)	—	(365)
Total marketable securities, net of tax	(168)	251	(359)	318
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	147	(457)	(1,651)	(1,360)
Income tax (provision) benefit	(56)	175	625	517
Change in fair value of derivative instruments, net of tax	91	(282)	(1,026)	(843)
Foreign currency translation adjustments:
Unrealized loss on foreign currency translation	(1,062)	(1,433)	(8,648)	(1,433)
Comprehensive income, net	$842	$6,741	$931	$19,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,777	$21,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,083	20,094
Asset recovery	—	(4,026)
Amortization of deferred financing costs	519	644
Deferred income taxes	3,134	(1,078)
Stock-based compensation expense	851	430
Gain (loss) on sale of assets	97	(429)
Gain on sale of marketable securities	—	(332)
Changes in operating assets and liabilities:
Accounts receivable	3,391	13,175
Inventories	(7,360)	(18,368)
Prepaids and other assets	(8,456)	(1,689)
Payables and other liabilities	(12,057)	(11,607)
Accrued income taxes	558	(1,992)
Net cash provided by operating activities	17,537	16,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,038)	(24,027)
Investment in marketable securities	—	(1,527)
Acquisitions, net of cash acquired	195	(66,469)
Proceeds from sale of assets	11,417	4,746
Proceeds from sale of marketable securities	—	967
Net cash used for investing activities	(12,426)	(86,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(581)	(170)
Proceeds from long-term borrowings	94,900	104,100
Repayments of long-term borrowings	(102,665)	(23,756)
Payment of deferred financing costs	(1,342)	(150)
Proceeds from exercise of stock options	159	928
Net cash provided by (used for) financing activities	(9,529)	80,952
Effect of foreign currency exchange rate fluctuations on cash	(961)	(159)
Net increase (decrease) in cash and cash equivalents	(5,379)	10,722
Cash and cash equivalents at beginning of period	12,014	398
Cash and cash equivalents at end of period	$6,635	$11,120

Supplemental Cash Flow Information:
Cash paid for interest	$6,547	$2,294
Cash paid for income taxes	$245	$6,815

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$—	$1,679
Capital equipment included in accounts payable	$3,958	$2,238

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

Revenues and operating results for the nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 2—New Accounting Standards
In June 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-10, "Technical Corrections and Improvements." ASU 2015-10 amends a wide range of topics in the existing codification. ASU 2015-10 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, although early adoption is permitted, including adoption in an interim period. The Company does not expect ASU 2015-10 will have a material impact on its statement of financial position or financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-03 will have a material impact on its statement of financial position or financial statement disclosures.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which is intended to define a company's responsibility to evaluate whether there is substantial doubt about its ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company beginning with the first quarter ending January 31, 2017. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017 including interim periods within those years. Either full retrospective adoption or modified retrospective adoption is permitted. The Company has identified key individuals to evaluate the requirements and review existing customer contracts to determine what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
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

The aggregate fair value of consideration transferred in connection with the Radar Agreement was $57,874 ($57,799 net of cash acquired) in cash on the date of acquisition. Of this amount, $6,500 in cash was placed into escrow to serve as security for any indemnification claims made by the Company under the Radar Agreement. During July 2015, certain settlements occurred resulting in $1,296 in escrow funds being returned to the Company for indemnification of claims and $195 in escrow funds returned as a reduction in the final purchase price. Additionally, $509 in escrow funds were released to Radar, leaving a remaining escrow balance of $4,500 at July 31, 2015.

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

Cash and cash equivalents	$75
Accounts receivable	14,374
Inventory	15,729
Prepaid assets and other	95
Property, plant and equipment	26,612
Goodwill	12,989
Intangible assets	6,090
Accounts payable and other	(18,285)
Net assets acquired	$57,679

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Radar. All of the goodwill was allocated to a wholly owned subsidiary of the Company. The total amount of goodwill expected to be deductible for tax purposes is $30,374 and is estimated to be deductible over approximately 15 years.

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

The Company acquired Finnveden in order to expand its stamping capabilities while adding magnesium die casting to our product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Finnveden acquisition adds strategic European locations in Poland and Sweden while diversifying its customer base. Finnveden's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

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

Cash and cash equivalents	$6,222
Accounts receivable	29,744
Inventory	26,858
Prepaid expenses	3,681
Property, plant and equipment	37,474
Goodwill	6,681
Intangible assets	136
Other non-current assets	3,676
Accounts payable and other	(36,416)
Long term liabilities	(5,438)
Net assets acquired	$72,618

The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely inventory, property, plant and equipment and intangible assets. Changes in the final purchase price allocation, as compared to the preliminary purchase price allocation, were primarily a result of an increase of $2,006 in the estimated fair value of property, plant and equipment.

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

The $136 of acquired intangible assets was assigned to customers that have a useful life of approximately 10 years. The fair value assigned to identifiable intangible assets acquired have been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company is utilizing a third party to assist in assigning a fair value to acquired intangible assets. The Company does not expect that the total amount of identifiable intangible assets will be deductible for tax purposes under current Polish or Swedish tax law.

Pro Forma Consolidated Results

The following supplemental pro forma information presents the actual financial results for the three and nine months ended July 31, 2015, and pro forma financial results for the three and nine months ended July 31, 2014 as if the acquisitions of Radar and Finnveden had occurred on November 1, 2013. The pro forma results do not include any anticipated cost synergies, costs or other effects of the integration of Radar Industries, Inc. and Finnveden. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined Company. In addition, the pro forma information includes amortization expense related to the intangible assets acquired of $57 and $446 for the three and nine months ended July 31, 2015, respectively and $62 for both the three and nine months ended July 31, 2014.

Pro forma consolidated results	Three Months Ended July 31,		Nine Months Ended July 31
(in thousands, except for per share data):	2015	2014	2015	2014
Revenue	$275,201	$283,945	$812,285	$840,861
Net income	$1,981	$9,199	$10,777	$28,350
Basic earnings per share	$0.11	$0.54	$0.63	$1.66
Diluted earnings per share	$0.11	$0.54	$0.62	$1.65

The above pro forma consolidated results include the impact of foreign currency translation. For the three and nine months ended July 31, 2015, the average currency rate of the USD to the Swedish krona was 8.848 and 7.983, respectively. For the three and nine months ended July 31, 2014, the average currency rate of the USD to the Swedish krona was 6.669 and 6.649, respectively.

Note 4—Asset Recoveries

Asset recoveries of $4,026 were recorded during first nine months 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which were impaired in fiscal 2010.

Note 5—Related Party Receivables

The Company had related party receivable balances for the period ended July 31, 2015 and October 31, 2014 of $752 and $533, respectively, due from MTD Products Inc. and its affiliates.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc (LSE:VLS). As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative market-to-market unfavorable adjustment of $168 and $359, net of tax, was recorded as a loss to other comprehensive income for the three and nine months ended July 31, 2015, respectively. A cumulative market-to-market favorable adjustment of $251 and $318, net of tax, was recorded as a gain to other comprehensive income for the three and nine months ended July 31, 2014, respectively.

Note 6—Inventories
Inventories consist of the following:

	July 31, 2015	October 31, 2014
Raw materials	$33,671	$36,417
Work-in-process	14,120	12,044
Finished goods	15,013	13,382
Total material	62,804	61,843
Tooling	31,616	29,460
Total inventory	$94,420	$91,303

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $3,718 and $5,928 at July 31, 2015 and October 31, 2014, respectively.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2015	October 31, 2014
Land and improvements	$11,316	$11,452
Buildings and improvements	116,666	117,776
Machinery and equipment	477,851	455,482
Furniture and fixtures	12,150	11,161
Construction in progress	60,637	52,345
Total, at cost	678,620	648,216
Less: Accumulated depreciation	403,987	373,388
Property, plant and equipment, net	$274,633	$274,828

During the third quarter, the company entered into certain sale-leaseback transactions resulting in proceeds of $9,854. There was no gain or loss as a result of these transactions.

Depreciation expense was $8,613 and $6,664 for the three months and $24,288 and $18,459 for the nine months ended July 31, 2015 and July 31, 2014, respectively.

Capital Leases:

	July 31, 2015	October 31, 2014
Leased Property:
Machinery and equipment	$6,978	$7,639
Less: Accumulated depreciation	983	367
Leased property, net	$5,995	$7,272

The decrease in machinery and equipment of $661 is due to the foreign currency translation at July 31, 2015 at one of the Company's European manufacturing facilities.

Total obligations under capital leases and future minimum rental payments to be made under capital leases at July 31, 2015 are as follows:

Twelve Months Ending July 31,
2016	$857
2017	859
2018	893
2019	772
2020	442
Thereafter	1,899
5,722
Plus amount representing interest ranging from 3.05% to 3.77%	652
Future minimum rental payments	$6,374

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the nine months ended July 31, 2015 are as follows:

Balance October 31, 2014	$30,887
Acquisitions and purchase accounting adjustments	(635)
Divestitures	—
Foreign currency translation and other	(1,426)
Balance July 31, 2015	$28,826

During the third quarter, a test for goodwill impairment was conducted related to the FMS acquisition. The Company concluded that there was no impairment of goodwill.

Intangible Assets

The changes in the carrying amount of finite intangible assets for the nine months ended July 31, 2015 are as follows :

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2014	$15,856	$4,311	$62	$1,624	$145	$21,998
Acquisition and purchase accounting adjustments	(530)	—	80	—	—	(450)
Amortization expense	(1,036)	(579)	(75)	(93)	(12)	(1,795)
Foreign currency translation and other	44	—	—	—	—	44
Balance July 31, 2015	$14,334	$3,732	$67	$1,531	$133	$19,797
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	$17,347	$(2,950)	$(63)	$14,334
Developed technology	5,007	(1,275)	—	3,732
Non-compete	824	(757)	—	67
Trade Name	1,875	(344)	—	1,531
Trademark	166	(33)	—	133
	$25,219	$(5,359)	$(63)	$19,797
Total amortization expense was $486 and $1,795 for the three and nine months ended July 31, 2015, respectively and $545 and $1,635 for the three and nine months ended July 31, 2014, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending July 31,
2016	$2,242
2017	2,242
2018	2,141
2019	1,799
2020	1,688
Thereafter	9,685
$19,797

Note 9—Financing Arrangements
Debt consists of the following:

	July 31, 2015	October 31, 2014
Credit Agreement —interest rate of 2.93% for the period ended July 31, 2015 and 2.15% for the period ended October 31, 2014	$253,100	$260,500
Equipment security note	1,619	1,985
Capital lease obligations	5,722	6,967
Insurance broker financing agreement	—	568
Total debt	260,441	270,020
Less: Current debt	1,355	1,918
Total long-term debt	$259,086	$268,102

The weighted average interest rate of all debt was 2.67% and 1.93% for the nine months ended July 31, 2015 and July 31, 2014, respectively.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of July 31, 2015, and October 31, 2014.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $105,020 at July 31, 2015.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2015, $1,619 remained outstanding under this agreement and $498 was classified as current debt and $1,121 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of July 31, 2015, the present value of minimum lease payments under its capital leases amounted to $5,722.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively.   The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $91 and a loss of $1,026, net of tax, for the three and nine months ended July 31, 2015, respectively, which is reflected in other comprehensive income. The first base notional amount of $25,000 commenced on March 1, 2015 and $108 of cash flow hedge settlements was realized as interest expense.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2016	$—	$498	$857	$1,355
2017	—	510	859	1,369
2018	—	523	893	1,416
2019	—	88	772	860
2020	253,100	—	442	253,542
Thereafter	—	—	1,899	1,899
Total	$253,100	$1,619	$5,722	$260,441

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three and nine months ended July 31, 2015 and 2014 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2015	2014	2015	2014
Interest cost	$866	$937	$6	$9
Expected return on plan assets	(1,174)	(1,071)	—	—
Recognized net actuarial loss	297	269	7	10
Net periodic (benefit) cost	$(11)	$135	$13	$19

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Interest cost	$2,599	$2,811	$18	$28
Expected return on plan assets	(3,523)	(3,211)	—	—
Recognized net actuarial loss	890	806	21	31
Net periodic (benefit) cost	$(34)	$406	$39	$59

The Company made contributions of $950 and $2,820 to the defined benefit pension plans during the three and nine months ended July 31, 2015 and $1,582 and $3,454 to the defined benefit pension plans during the three and nine months ended July 31, 2014, respectively. The Company expects contributions to be $950 for the remainder of fiscal 2015.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For the Company's Polish operations, the Pension obligations for the fiscal year ended 2015 are expected to be $695 based on actuarial reports. The Polish operations recognized $29 and $87 of expense for the three and nine months ended July 31, 2015, respectively.

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

Non-qualified stock options, incentive stock options and restricted stock awards have been granted to date and all options have been granted at the market price at the date of grant. Options expire over a period not to exceed ten years from the date of grant and vest ratably over a three year period. The vesting period of the restricted stock awards range between three months and four years. Incentive stock options were not granted in fiscal 2014 or during the first nine months of fiscal 2015. During fiscal 2014, 89,500 shares of restricted stock were granted to several employees as incentives for future performance. The market value of the Company's stock on the date of awards ranged between $14.97 and $20.64. During the first nine months of fiscal 2015, 23,332 shares of restricted stock with a three month vesting were issued to the members of the Company's Board of Directors as part of their director compensation. The market value of the Company's stock on the date of the awards ranged between $12.90 and $14.22. At July 31, 2015, 85,334 shares of restricted stock were outstanding. During the fiscal quarter ended July 31, 2015, 23,129 shares of restricted stock vested and no shares were forfeited. During the first nine months of fiscal 2015, 94,005 shares of restricted stock vested and 6,750 shares were forfeited.

Activity in the Company’s incentive plan for the nine months ended July 31, 2015 and 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at November 1, 2013	236,134	$9.93
Options:
Granted	—	$0.00
Exercised	(88,363)	$9.83
Canceled	(12,333)	$7.19
Outstanding at July 31, 2014	135,438	$9.79	5.51	$976
Options exercisable at July, 2014	125,771	$9.93	5.37	$890

Options outstanding at November 1, 2014	123,333	$9.77
Options:
Granted	—	$0.00
Exercised	(19,317)	$8.19
Canceled	(11,350)	$11.58
Outstanding at July 31, 2015	92,666	$9.77	4.51	$244
Options exercisable at July 31, 2015	92,666	$9.77	4.51	$244

At both July 31, 2015 and July 31, 2014, the exercise price of some of the Company’s stock option grants was higher than the market value of the Company’s stock. The stock option grants whose exercise price is higher that the market value of the Company's stock are excluded from the computation of aggregate intrinsic value of the Company’s outstanding and exercisable stock options.
All compensation related to stock options was recognized in the first quarter of fiscal year 2015 as all stock options are fully vested and therefore there was no impact on earnings per share basic and diluted related to the stock option compensation expense. For the nine months ended July 31, 2015, compensation expense related to stock options effectively reduced income before taxes by $15. For the three and nine months ended July 31, 2014, the Company recorded compensation expense related to stock options currently vesting, effectively reducing income before taxes by $21 and $127. There was no impact on earnings per share basic and diluted for the three months ended July 31, 2015 and July 31, 2014. For the nine months ended July 31, 2015 there was a $0.01 impact on earnings per share basic and diluted and for the nine months ended July 31, 2014, there was no impact. The total compensation cost related to the restricted stock currently vested was $836 and $303, for the nine months ended July 31, 2015 and July 31, 2014, respectively. The total estimated compensation cost related to the non-vested restricted stock is $1,015, which will be expensed through June of 2018.

Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share calculation to the extent they are dilutive. For the three and nine months ended July 31, 2015, 153,646 and 119,796 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the and three and nine months ended July 31, 2014, 35,369 and 42,953 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Net income available to common stockholders	$1,981	$8,349	$10,777	$21,417
Basic weighted average shares	17,227	17,118	17,220	17,081
Effect of dilutive securities:
Stock options	19	57	27	76
Diluted weighted average shares	17,246	17,175	17,247	17,157
Basic income per share	$0.11	$0.49	$0.63	$1.25
Diluted income per share	$0.11	$0.49	$0.62	$1.25

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at July 31, 2015 and October 31, 2014 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2014:
Interest Rate Swap Contracts	$(2,510)	$(2,510)	Income Approach
July 31, 2015:
Interest Rate Swap Contracts	$(4,162)	$(4,162)	Income Approach
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

Note 13—Accumulated Other Comprehensive Gain (Loss)

Changes in accumulated other comprehensive gain (loss) in stockholders' equity by component for the nine months ended July 31, 2015 and 2014 are as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2014	$(27,371)	$100	$(1,558)	$(8,052)	$(36,881)
Other comprehensive gain (loss)	187	(359)	(1,026)	(8,648)	(9,846)
Balance at July 31, 2015	$(27,184)	$(259)	$(2,584)	$(16,700)	$(46,727)

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2013	$(26,082)	$—	$—	$—	$(26,082)
Other comprehensive gain (loss)	(316)	683	(843)	(1,433)	(1,909)
Amounts reclassified from accumulated other comprehensive income	—	(365)	—	—	(365)
Net current-period other comprehensive income (loss)	(316)	318	(843)	(1,433)	(2,274)
Balance at July 31, 2014	$(26,398)	$318	$(843)	$(1,433)	$(28,356)
Items reclassified out of accumulated other comprehensive income are as follows:

	For the Nine Months ended July 31,		Affected line item in the Condensed Consolidated Statement of Income
	2015	2014
Pension and Post-Retirement Plan Benefits
Interest costs	$2,617	$2,839	Selling, general and administrative expenses ("SG&A") (1)
Return on plan assets	(3,523)	(3,211)	SG&A (1)
Net actuarial loss	911	837	SG&A (1)
	5	465	Total before taxes
	2	154	Income tax benefit
Total reclassifications	$7	$619	Net of taxes

Marketable Securities
Realized gain on sale of marketable securities	—	$365	Other income
	—	$(138)	Income tax provision
Total reclassifications	—	$227	Net of taxes
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 10- Employee Benefit Plans for further information.

Note 14—Business Segment Information
The Company conducts its business and reports its information as one operating segment-Automotive and Commercial Vehicles. The chief operating decision maker of the Company has been identified as the Executive Leadership Team (ELT), which includes all Vice President’s plus the CEO as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Furthermore, the Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and other industrial segments, capable of delivering solutions in alumimum, magnesium, steel and high-strength steel alloys to original equipment manufacturers and suppliers

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 14.8% and 15.9% for the three and nine months ended July 31, 2015, respectively and 9.8% and 7.2% of total revenues for three and nine months ended July 31, 2014, respectively. Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Three Months Ended July 31,				Nine Months Ended July 31,
	Revenues		Foreign Currency (Gain) Loss		Revenues		Foreign Currency (Gain)
Geographic Region:	2015	2014	2015	2014	2015	2014	2015	2014
Europe	$30,682	$9,087	$(207)	$12	$97,425	$9,087	$622	$11
Mexico	$10,125	$12,061	$147	$(38)	$31,494	$34,869	$193	$(97)
United States	$234,394	$195,241			$683,366	$564,944
Total Company	$275,201	$216,389			$812,285	$608,900

	Long-Lived Assets
Geographic Region:	July 31, 2015	October 31, 2014
Europe	$41,470	$44,151
Mexico	$23,338	$24,611
United States	$266,128	$267,001
Total Company	$330,936	$335,763
The foreign currency gain or loss is included as a component of other income in the condensed consolidated statements of income.

Note 15—Income Taxes

For both the three and nine months ended July 31, 2015, the estimated effective tax rate has materially increased compared to the three and nine months of fiscal 2014 primarily from additional research and development credits claimed during the third quarter of fiscal 2014 in the aggregate amount of $2,460 on Shiloh’s 2010, 2011, 2012 and 2013 fiscal year United States corporate income tax returns. Other increases included currency translation losses recorded in deferred tax assets for the Company’s Mexican subsidiary whose functional currency is the U.S. dollar and the Company generated foreign losses in certain jurisdictions with no related tax benefits.

Note 16—Commitments and Contingencies
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
(Dollars in thousands, except per share data)

General

The Company is a leading global supplier of lightweighting and noise, vibration and harshness (NVH) solutions to the automotive, commercial vehicle and other industrial markets, capable of delivering solutions in aluminum, magnesium, steel and high-strength steel alloys to original equipment manufacturers and suppliers ("OEMs"). Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components which serve the automotive, commercial vehicle and other industrial sectors of OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has locations in Asia, Europe and North America.
The products that the Company produces supply many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s year to date revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive), Europe and North America production volumes for the three and nine months ended July 31, 2015 and 2014 were as follows:

Production Volumes	Europe	North America
	(Number of Vehicles in Thousands)
For the three months ended July 31, 2014	5,365	4,329
For the three months ended July 31, 2015	5,459	4,364
Increase	94	35
Percentage change	1.8%	0.8%

Production Volumes	Europe	North America
	(Number of Vehicles in Thousands)
For the nine months ended July 31, 2014	15,611	12,297
For the nine months ended July 31, 2015	15,887	12,752
Increase	276	455
Percentage change	1.8%	3.7%

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

The production of cars and light trucks for the first nine months of 2015 in North America according to industry results (published by IHS Automotive in August 2015) was approximately 12,752,000 units, which reflects an improvement of 3.7% over the first nine months of 2014’s vehicle production of approximately 12,297,000 units. The improved vehicle production reflects an improvement in economic conditions and consumer demand in North America. The Company continues to closely monitor customer release volumes even though the overall economic environment in North America reflects improvement and there is evidence that the North American economy is strengthening. Changes in the North American government fiscal policy could impact levels of unemployment and consumer confidence, which could adversely impact consumer demand for vehicles.

The production of cars and light trucks for the first nine months of 2015 in Europe according to industry results (published by IHS Automotive in August 2015) was approximately 15,887,000 units, which reflects an increase of 1.8% over the first nine months of 2014's vehicle production of approximately 15,611,000 units. The outlook in Europe is slow and relatively flat as the region is still emerging from a six-year sales slump.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. Based on the current facts, the Company did not record an impairment charge related to long-lived assets during first nine months 2015 and 2014. See Note 4 to the condensed consolidated financial statements for a discussion of the recoveries recorded during first nine months fiscal 2014. The Company did not recover previously recorded impairment charges during the first nine months 2015. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $28,826 as of July 31, 2015, or 5% of its total assets, and approximately $30,887 as of October 31, 2014, or 5% of its total assets.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-180 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At July 31, 2015 and October 31, 2014, the amount accrued for group insurance and workers’ compensation claims was $4,326 and $4,094, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans and pension expense will remain similar in fiscal 2016.

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

Results of Operations
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

REVENUES. Sales for the third quarter of fiscal 2015 were $275,201, an increase of $58,812 from last year’s third quarter sales of $216,389, or 27.2%. According to industry statistics, Europe and North American combined light vehicle production growth for the third quarter of 2015 increased 2.6% from production levels in the third quarter of fiscal 2014. Incremental sales from the recent acquisitions of $66,263 and organic growth in its newer technologies was partially offset by lower production volumes in the quarter for certain OEM's due to re-tooling and platform changes as well as the impact from declining scrap metal market pricing realized beginning January 2015.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2015 was $20,249 compared to gross profit of $22,100 in the third quarter of fiscal 2014, a decrease of $1,851. Gross profit as a percentage of sales was 7.4% for the third quarter of 2015 and 10.2% for the third quarter of 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $6,188. A change in sales mix of $222 and the lower price recovered for engineered scrap sales of $4,261 negatively impacted gross profit. In addition, labor and benefits increased by $2,052 as well as other manufacturing expenses and depreciation by $1,504.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $12,246 in the third quarter of fiscal 2015 were $417 more than expenses of $11,829 in the same period of the prior year. As a percentage of sales, these expenses were 4.4% of sales in the third quarter of fiscal 2015 and 5.5% of sales in the third quarter of 2014. The increase reflects the integration and streamlining of additional personnel and related benefits as a result of acquisitions, growth, and expansion of the Company's technical centers including related infrastructure costs.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2015 was $2,885, compared to interest expense of $1,191 during the third quarter of fiscal 2014. The increase in interest expense was the result of higher average borrowing of and rates for use of funds. Borrowed funds averaged $273,640 during the third quarter of fiscal 2015 and the weighted average interest rate was 3.19%. In the third quarter of fiscal 2014, borrowed funds averaged $163,640 and the weighted average interest rate of debt was 1.92%.

OTHER INCOME / EXPENSE. Other expense, net was $178 for the third quarter of fiscal 2015 and other income, net was $147 in the third quarter of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in the third quarter of fiscal 2015 was an expense of $2,480 on income before taxes of $4,461 for an effective tax rate of 55.6%. The provision for income taxes in the third quarter of fiscal 2014 was an expense of $335 on income before taxes of $8,684 for an effective tax rate of 3.9%. The estimated effective tax rate for the third quarter of fiscal 2015 has materially increased compared to the third quarter of fiscal 2014 primarily from additional research and development credits claimed during the third quarter of fiscal 2014 in the aggregate amount of $2,460 on Shiloh’s 2010, 2011, 2012 and 2013 fiscal year United States corporate income tax returns. Other increases included currency translation losses recorded in deferred tax assets for the Company’s Mexican subsidiary whose functional currency is the U.S. dollar and the Company generated foreign losses in certain jurisdictions with no related tax benefits.

NET INCOME. Net income for the third quarter of fiscal 2015 was $1,981, or $0.11 per share, diluted compared to net income for the third quarter of fiscal 2014 and was $8,349, or $0.49 per share, diluted.

Results of Operations
Nine Months Ended July 31, 2015 Compared to Nine Months Ended July 31, 2014
The below discussion of the first nine months of fiscal 2015 includes the impact of the restatement of the first and second quarter financial statements of the Company which should be read in conjunction with the financial statements for the period ended July 31, 2015.

REVENUES. Sales for the first nine months of fiscal 2015 were $812,285, an increase of $203,385 from last year’s first nine months sales of $608,900, or 33.4%. According to industry statistics, Europe and North American combined light vehicle production growth for the first nine months of 2015 increased 2.8% from production levels in the first nine months of fiscal 2014 with the majority of the increase in North American levels and European levels slowly rebounding. Acceptance of leading technologies and the recent strategic acquisitions completed in fiscal 2014 have contributed to the increase in sales revenue of$222,220. The majority of the increase in sales is from the acquisitions (see Note 2) as certain customer platform volume was lower in the first nine months of 2015 compared to the first nine months of 2014 for re-tooling in preparation for new launches as well as the impact from declining scrap metal market pricing realized beginning in January 2015.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2015 was $66,881 compared to gross profit of $60,948 in the first nine months of fiscal 2014, an increase of $5,933. Gross profit as a percentage of sales was 8.2% in the first nine months of fiscal 2015 and 10.0% in the first nine months of fiscal 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $25,626. A change in sales mix of $7,157 and the lower price recovered for engineered scrap sales of $7,803 negatively impacted gross profit. In addition, labor and benefits increased by $1,802 and manufacturing expenses and depreciation increased by $2,931.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $42,730 in the first nine months of fiscal 2015 were $9,837 more than expenses of $32,893 in the first nine months of fiscal 2014. As a percentage of sales, these expenses were 5.3% of sales in the first nine months of fiscal 2015 and 5.4% of sales in the first nine months of fiscal 2014. The strategic acquisitions completed in fiscal 2014 have incrementally added $9,018 to our infrastructure. In addition, labor and benefits increased $711 and other selling, general and administrative expenses of $108 as a result of additional growth and expansion of our technical centers and infrastructure costs.

ASSET RECOVERIES. Asset recoveries of $4,026 were recorded during the first nine months of fiscal 2014 for cash received upon sales of assets from the Company's Mansfield Blanking facility, which was impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2015 was $6,714, compared to interest expense of $3,004 during the first nine months of fiscal 2014. The increase in interest expense was the result of higher average borrowing and rates for use of funds. Borrowed funds averaged $272,623 during the first nine months of fiscal 2015 and the weighted average interest rate was 2.67%. In the first nine months of fiscal 2014, borrowed funds averaged $141,261 and the weighted average interest rate of debt was 1.93%.

OTHER INCOME / EXPENSE. Other income, net was $886 for the first nine months of fiscal 2015 and other income, net was $104 in the first nine months of fiscal 2014. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first nine months of fiscal 2015 was an expense of $5,772 on income before taxes of $16,549 for an effective tax rate of 34.9%. The provision for income taxes for the first nine months of fiscal 2014 was an expense of $6,136 on income before taxes of $27,553 for an effective tax rate of 22.3%. The estimated effective tax rate for the first nine months of fiscal 2015 has increased compared to the first nine months of fiscal 2014 primarily from additional research and development credits claimed during the first nine months of fiscal 2014 in the aggregate amount of $2,460 on Shiloh’s 2010, 2011, 2012 and 2013 fiscal year United States corporate income tax returns. Other increases included currency translation losses recorded in deferred tax assets for the Company’s Mexican subsidiary whose functional currency is the U.S. dollar and the Company generated foreign losses in certain jurisdictions with no related tax benefits.

NET INCOME. Net income for the first nine months of fiscal 2015 was $10,777, or $0.62 per share, diluted. Net income for the first nine months of fiscal 2014 was $21,417 or $1.25 per share, diluted.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of July 31, 2015, and October 31, 2014.

After considering letters of credit of $2,980 that the Company has issued, available funds under the Credit Agreement were $105,020 at July 31, 2015.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2015, $1,619 remained outstanding under this agreement and $498 was classified as current debt and $1,121 was classified as long-term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of July 31, 2015, the present value of minimum lease payments under its capital leases amounted to $5,722.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.   The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount with $25,000 increases to the base notional amount on September 1, 2015 and March 1, 2016, respectively. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On July 31, 2015, the Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $1,026, net of tax, which is reflected in other comprehensive income. The first base notional amount of $25,000 commenced on March 1, 2015 at which time the Company classified $108 of cash flow hedge settlements as interest expense for the quarter ended July 31, 2015.

Scheduled repayments of debt for the next five years are listed below:

July 31, 2015	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2016	$—	$498	$857	$1,355
2017	—	510	859	1,369
2018	—	523	893	1,416
2019	—	88	772	860
2020	253,100	—	442	253,542
Thereafter	—	—	1,899	1,899

Total	$253,100	$1,619	$5,722	$260,441

Cash Flows and Working Capital

At July 31, 2015, total debt was $260,441 and total equity was $146,578, resulting in a capitalization rate of 64.0% debt, 36.0% equity. Current assets were $290,971 and current liabilities were $188,643 resulting in positive working capital of $102,328.

For the nine months ended July 31, 2015, operations, before changes in assets and liabilities, generated $41,461 of cash flow compared to $36,720 in the first nine months of 2014.

Net Cash Provided By Operating Activities

Changes in operating assets and liabilities since October 31, 2014 were a use of funds of $23,924 compared with a use of funds of $20,481 in the comparable period of fiscal 2014. Of the $3,443 year-over-year change, $15,816 is the increase in inventories and prepaids as well as a decrease in other accounts receivable of $3,391 which supports the Company's investment for the growth of the business in areas such as manufacturing, research and development and selling, general and administrative. In addition, operating cash flows are also affected by the Company's working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net Cash Provided by Investing and Financing Activities

Cash capital expenditures in the first nine months of fiscal 2015 were $24,038 compared with $24,027 in the comparable period of fiscal 2014. The expenditures are attributed to projects for new awards that will begin in the next several quarters. During the third quarter, the company entered into certain sale-leaseback transactions resulting in proceeds of $9,854. There was no gain or loss as a result of these transactions. The Company had unpaid capital expenditures of $3,958 at July 31, 2015, and such amounts are included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows. Total estimated capital expenditures for the remaining three months of fiscal 2015 are approximately $12,000, subject to change based on business conditions.

Changes in financing activities in the first nine months of fiscal 2015 were a use of funds of $9,529 compared with $80,952 in the comparable period of fiscal 2014. The increase in use of funds is due to the FMS acquisition. At the beginning of the year, the Company had outstanding indebtedness of $270,020, including a current portion of $1,918. During the first nine months of 2015, the Company had approximately $94,900 of additional long-term borrowings and repaid principal of approximately $103,200. During the first nine months of 2014, the Company had approximately $104,100 of additional long-term borrowing and repaid principal of approximately $23,900. The borrowings and payments represent activity in managing the day-to-day operations as well as used to acquire FMS in 2014. As of July 31, 2015, the company’s long term indebtedness was 259,086.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to insure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as pension contributions totaling $3,770 during fiscal 2015, capital expenditures for fiscal 2015 and scheduled payments for the equipment security note and capital leases.

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

Interest Rate Risk

At July 31, 2015, the Company had total debt, excluding capital leases, of $254,719, consisting of a revolving line of credit of floating rate debt of $253,100 (99%) and fixed rate debt of $1,619 (1%). Assuming no changes in the monthly average revolver debt levels of $273,640 for the quarter ended July 31, 2015, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would have no significant impact on interest expense due to the movement of LIBOR.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015 at which time the Company classified $108 of cash flow hedge settlements as interest expense for the quarter ended July 31, 2015.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	July 31,	October 31,
	Location	2015	2014
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(4,162)	$(2,510)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the three months ended July 31, 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(4,162)	Interest expense	$—

The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the nine months ended July 31, 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(4,162)	Interest expense	$—

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products. During the three months ended July 31, 2015, the Company derived $234,394 of its sales in the United States and $40,807 internationally. Of these international sales, $18,571 are denominated in the Swedish krona, $12,111 are denominated in the Polish zloty and $10,125 are denominated in the Mexican peso. During the nine months ended July 31, 2015, the Company derived $683,366 of its sales in the United States and $128,919 internationally. Of these international sales, $60,743 are denominated in the Swedish krona, $36,682 are denominated in the Polish zloty and $31,494 are denominated in the Mexican peso. For both the three and nine months ended July 31, 2015, no other single currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the PEO and PFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2015 due to the material weakness described below.

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

In light of the material weakness in internal control over financial reporting, the Company completed substantive procedures, including validating the completeness and accuracy of the underlying data used for recording financial activity. These procedures were completed by an independent third party and management. Their additional procedures have allowed the Company to conclude, notwithstanding the material weakness in its internal control over financial reporting, that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

To remediate the material weakness described above and enhance the Company's internal controls over financial reporting, management has implemented the changes which include the following:

•	Replaced the financial leader at the Wellington plant, and determined to continue to evaluate additional organizational changes.

•	Detailed reconciliations of interrelated accounts have been reassigned to trusted, experienced employees from both corporate and plant personnel.

•	Implemented additional internal reporting procedures, including those designed to add depth to its review processes and improve its segregation of duties.

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

There were no other changes to the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company derived approximately 14.8% of its revenue in the third quarter of fiscal 2015 from its non-U.S. operations. The financial position and results of operations of certain of the Company's international operations are measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating itss financial results back to U.S. dollars. Assets and liabilities of the Company's international operations are translated at the exchange rate in effect at each balance sheet date. The Company's income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income the Company recognizes from its international operations. The Company cannot predict the effects of further exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. The Company may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect the Company's results of operations. In addition, the Company expects the portion of its revenue derived from international operations may increase in the future, due to the impact of its acquisitions and overall growth in foreign markets, among other reasons. The risks the Company faces in foreign currency transactions and translation may continue to increase as it further develops and expands its international operations.

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
As of October 31, 2014, approximately 19.7% of the Company's U.S. hourly employees and 60% of the Company's non-U.S. employees were unionized. Although the Company considers its current relations with its employees to be satisfactory, if major work disruptions were to occur, the Company's business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. The Company has not experienced a material labor disruption in its recent history, but there can be no assurance that the Company will not experience a material labor disruption at one of its facilities in the future in the course of renegotiation of its labor arrangements or otherwise.
In addition, many of the hourly employees of FCA and GM in North America and many of their other suppliers are unionized. Vehicle manufacturers, their suppliers and their respective employees in other countries are also subject to labor agreements. A work stoppage or strike at one of the Company's production facilities, at those of a customer, or impacting a supplier of the Company's or any of its customers, such as the 2008 strike at a Tier 1 supplier that resulted in 30 GM facilities in North America being idled for several months, could have a material adverse impact on the Company by disrupting demand for the Company's products and/or its ability to manufacture its products.
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
Additionally, new regulations related to “conflict minerals” may force the Company to incur additional expenses and may make its supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements required due diligence efforts beginning in 2013, with initial disclosure requirements which began in 2014. There are significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in the Company's products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
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
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of July 31, 2015, the Company had approximately $28.8 of goodwill, or 4.6% of its total assets, that could be subject to impairment. Declines in the Company's profitability or the value of comparable companies may impact the fair value of the Company's reporting units, which could result in a write-down of goodwill and a reduction of net income.
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
Failure to maintain effective internal control over financial reporting or remediate material weaknesses could materially and adversely affect the Company's business and the market price of its common stock.
Under U.S. federal securities laws, we must maintain effective disclosure controls and procedures and internal control over financial reporting. Beginning in the third quarter of the Company’s 2015 fiscal year, management implemented certain new internal control testing procedures, which identified a material weakness in internal control over financial reporting, and may continue to implement other testing procedures over time to adapt to changes in our business, or changes in applicable accounting rules. New testing procedures may identify other deficiencies in our internal control over financial reporting and disclosure controls and procedures. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the Securities and Exchange Commission, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer when we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. This could lead to a decline in the market price for our common stock and impair our ability to raise capital.

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