Form 10-K
period 2015-10-31
SHILOH INDUSTRIES INC
filed 2016-01-14
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015	Commission file no. 0-21964
Shiloh Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Steel Drive, Valley City, Ohio 44280
(Address of principal executive offices-zip code)
(330) 558-2600
(Registrant's telephone number, including area code)
——————
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
——————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer ☒  Non-accelerated filer  ☐   Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $11.63 per share as reported by the Nasdaq Global Market, was approximately $97,653,528. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses and affiliates have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of January 13, 2016 was 17,338,623.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders (the "Proxy Statement").

PART I

SHILOH INDUSTRIES, INC.

Item 1.	Business.

General
Shiloh Industries, Inc. ("Shiloh," the "Company"or "its") is a Delaware corporation incorporated in 1993. The Company is a leading global supplier of lightweighting and noise, vibration and harshness ("NVH") solutions to the automotive, commercial vehicle and industrial markets. The Company, headquartered in Valley City, Ohio, has a global network of manufacturing operations and technical centers in Asia, Europe and North America.

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

The Company operates as one end-customer focused reporting segment.

Products and Manufacturing Processes

The Company produces components primarily for body, chassis and powertrain systems.

•
Body systems components include: shock towers; instrument panel / cross car beams; torque boxes; tunnel supports; seat supports; seat back frames; hinge pillars; liftgates; door inners; roof supports / roof panels; dashpanels; body sides; and B and C pillars.

•
Chassis systems components include: cross members; frame rails; axle carriers; bearing caps; axle covers; axle housings; clutch housings; PTU covers; axle tubes; rack and pinion housings; steering column housings; knuckles; links; wheel hubs; calipers; master cylinders; steering pumps; brake components; wheel blanks and flanges.

•
Powertrain systems components include: planetary carriers; clutch housings; transmission gear housings; engine valve covers; valve bodies; rocker arm spacers; heat shields; exhaust manifolds; cones; baffles; muffler shells; engine oil pans; transmission fluid pans; front covers; and transmission covers.

•
The Company also performs steel processing services, which include: oiling; leveling; cutting-to-length; multi-blanking; slitting; edge trimming of hot and cold-rolled steel coils; and inventory control services.

Customers

The Company’s customers are primarily in the automotive, commercial vehicle and industrial sectors. It works closely with the world’s leading OEM and Tier 1 suppliers and has over 200 customers globally. The Company’s automotive OEM customers include Bayerische Motoren Werke AG ("BMW"), Daimler-Benz AG, Fiat Chrysler Automobiles ("FCA"), Ford Motor Company ("Ford"), General Motors Company ("General Motors"), Honda Motor Co., Ltd ("Honda"), Jaguar Land Rover plc, Nissan Motor Company, Ltd., Porsche AG, Subaru of America, Inc., Tesla Motor Inc., Toyota Motor Corporation and Volvo Car Company. Tier 1 customers include American Axle Manufacturing, Eberspaecher Inc., Faurecia, Gestamp, Johnson Controls Inc. ("JCI"), KTH Parts Industries, Inc., Lear Corporation, Linamar Corporation, Magna International, Nexteer Automotive Group Limited and ZF Friedrichshafen AG. The Company’s commercial vehicle and industrial customers include Cummins Inc., Hendrickson International, PACCAR Inc., Scania AB, Velocys and Volvo AB.

The following customers accounted for more than 10% of the Company's revenues in fiscal 2015, 2014, and 2013:

Customer	2015	2014	2013
FCA	17.4%	13.9%	15.6%
General Motors	15.5%	16.4%	20.9%

Business is awarded by the Company's ability to successfully bid on and win the production and supply of parts for models that will be newly introduced to the market by the OEMs.

Raw Materials
The raw materials required for the Company's operations are hot-rolled, cold-rolled coated steel, aluminum coil and aluminum and magnesium ingots. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers' steel buying programs. Under these programs, the Company purchases steel at the price that its customers negotiated with the steel suppliers. The Company's most significant steel suppliers are AK Steel, ArcelorMittal, Kenwal Steel Corporation, SSAB Swedish Steel Corporation, Steel Technologies, Tibnor and U.S. Steel. The Company takes ownership of the steel in many instances; however, the customers are responsible for commodity price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the Company's steel products and processing services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

For the Company's aluminum and magnesium, used in the CastLight™ product brand, the cost of raw materials is handled in one of two ways. The primary method used by the Company is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method used by the Company is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers. The primary aluminum suppliers for the Company are Beck Aluminum, Rio Tinto, Imperial Aluminum and Allied Metals.

Competition

Shiloh competes in the laser welding, stamping, die casting and close-tolerance machining industries. Competitors within Shiloh’s main product brands vary. BlankLight™ competitors include numerous metal blanking companies ranging in all sizes, including raw material manufacturers and customers. Welded blank competition in North America is primarily comprised of TWB Company LLC and ArcelorMittal USA. Most laser welded blank competitors are affiliated with raw material or distribution providers. Competition for sales of automotive stamping and assemblies is also intense. Primary StampLight™ competitors are Gestamp, L&W, Inc., Flex-n-Gate Corporation, Midway Products Group Inc., Narmco Group and Kirchhoff Automotive Group. CastLight™ competitors include Bocar Group, Cosma International (a Magna Company), Georg Fischer, KSM Casting Group, Madison Kipp Corporation (MKC), Meridian (subsidiary of Wangfeng Auto Holdings Group), Nemak, Pace Industries, RCM Industries and Ryobi Aluminum Casting (USA), Inc., which are all competing for a growing number of automotive projects. In almost all instances, Shiloh competes through its main strategy of "Lightweighting without compromise®", the ability to provide solutions that do not compromise part integrity such as performance, safety, sound and efficiency. Development and design optimization to lightweight products allow customers to achieve vehicle weight, fuel economy and/or ride and handling targets.

Joint Ventures

As of October 31, 2015, the Company had one joint venture in China. While the joint venture is consolidated in the Company's operations, activities in 2015 were minimal.

Employees
As of October 31, 2015, the Company had approximately 3,400 employees. Organized labor unions represent approximately 21% of the Company's U.S. hourly employees and approximately 91% of the Company's non-U.S. employees.
Each of the Company's unionized manufacturing facilities has its own collective bargaining agreement with its own expiration date. As a result, no contract expiration date affects more than one facility.

Backlog

A significant portion of the Company's business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered firm orders. Backlog, therefore, is not a meaningful indicator of future performance.

Seasonality

The Company's business is moderately seasonal because many North American OEM customers close assembly plants for periods in June and July for model year changeovers and for additional periods during the December and January holiday season. Historically and typically for Europe, July and August and additional periods during December and January are lower volume months due to customer shutdown and the holiday season. Shut-down periods in the rest of world vary by country. Historically, the Company's sales and operating profits have been strongest in the second and fourth quarter. For additional information, refer to the Company's quarterly financial results contained in Note 20 to the Consolidated Financial Statements, included in Item 8 of this report.

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
ISO 14001 is a voluntary international standard issued in September 1996 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System ("EMS") necessary for an organization to effectively manage its effect on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions.  The majority of the Company's facilities are certified to the ISO 14001 standard and is actively working with the remaining facilities for improved environmental performance. The Company has completed the certification process at each of its manufacturing facilities to the ISO/TS 16949 standard, which is the global benchmark for an international quality management system ("QMS") in the automotive industry.  This certification is a market requirement for doing business in the automotive industry.

Research and Development

 The Company maintains technical centers in North America and Europe to:

•	provide solutions for customers;

•	integrate the Company's leading technologies into advanced products and processes;

•	provide engineering support for all of the Company's manufacturing sites; and

•	provide technological expertise in engineering and design development.

Shiloh’s research and development activities are conducted at the Company’s research and development locations. Within North America, these centers are located in Valley City, Ohio and Plymouth, Michigan. Internationally, the Company’s research and development center is located in Gothenburg, Sweden. Each of the Company’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs.

Intellectual Property

The Company holds 63 issued patents on a worldwide basis, including 30 granted US patents and in excess of 17 patent applications in process. Of the approximately 80 patents and patent applications, approximately 35% are in production use and/or are licensed to third parties, and the remaining 65% are being considered for future production use or provide a strategic technological benefit to the Company. The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. The Company’s current patents expire over various periods into the year 2032. The Company is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, the Company's worldwide patent portfolio is materially important to its business because it enables the Company to achieve technological differentiation from its competitors. The Company also maintains more than 35 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties.
Segment and Geographic Information
The Company conducts its business and reports its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the Senior Leadership Team ("SLT"), which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.
Financial information regarding Company geographic mix is contained in Note 19 - Business Segment Information of the Notes to Consolidated Financial Statements under Item 8 of this report.
Company Web Site and Access to Filed Reports

The Company's website is located at http://www.shiloh.com. On its website, you can obtain a copy of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission ("SEC"). The Company does not incorporate its website into this Annual Report on Form 10-K, and information on the website is not and should not be considered part of this document, unless expressly stated otherwise.

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document the Company files with the SEC at its Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). The Company does not incorporate information on the SEC's website into this Annual Report on Form 10-K, and information on the website is not and should not be considered part of this document, unless expressly stated otherwise.

Item 1A.
Risk Factors
(amounts in thousands)
The Company's business is subject to a number of risks. In addition to the various risks described elsewhere in this Annual Report on Form 10-K, the following risk factors should be considered. The Company's business could also be affected by additional factors that are not presently known to the Company or that the Company currently considers to be immaterial to its operations.
Risks Related to the Company's Business
A downturn in the global economy could harm demand for passenger cars and commercial vehicles that are manufactured with the Company's products and, therefore, could adversely affect the Company's business, financial condition, results of operations, and cash flows.
The level of demand for the Company's products depends primarily upon the level of consumer demand for new vehicles that are manufactured with its products. The global economic recession that began in 2008 had a significant adverse effect on the Company's business, customers and suppliers, and contributed to delayed and reduced purchases of passenger cars and commercial vehicles, including those manufactured with its products. Demand for and pricing of its products is also subject to economic conditions and other factors (e.g., energy costs, fuel costs, climate change concerns, vehicle age, consumer spending and preferences, materials used in production, commodity prices and changing technology) present in the various domestic and international markets in which its products are sold. If the global economy were to experience another significant downturn, depending upon its length, duration and severity, or any other event that results in a reduction of demand for automobiles, the Company's financial condition, results of operations, and cash flows could be materially adversely affected.
Deterioration in the United States and world economies could harm the Company's customers’ and suppliers’ ability to access the capital markets, which may affect the Company's business, financial condition, results of operations, and cash flows.
Disruptions in the capital and credit markets could adversely affect the Company's customers and suppliers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. The Company's OEM customers typically require significant financing for their respective businesses. This financing often comes from securitization markets, which experience severe disruptions during global economic crises. The Company's suppliers, as well as its customers’ suppliers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to the Company's customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on its customers or suppliers could materially adversely affect the Company, either through loss of revenues from any of its customers so affected, or due to its inability to meet its commitments without excess expense, as a result of disruptions in supply caused by the suppliers so affected. Financial difficulties experienced by any of the Company's major customers could have a material adverse effect on the Company if such customer were unable to pay for the products the Company provides or if the Company experienced a loss of, or material reduction in, business from such customer. As a result of such difficulties, the Company could experience lost revenues, significant write-offs of accounts receivable, significant impairment charges, or additional restructurings. In addition, severe financial or other difficulties at any of the Company's major suppliers could have a material adverse effect on the Company if the Company is unable to obtain on a timely basis and on similar economic terms the quantity and quality of components the Company requires to produce products.
Moreover, severe financial or operating difficulties at any automotive vehicle manufacturer or other significant supplier could have a significant disruptive effect on the entire industry, leading to supply chain disruptions and labor unrest, among other things. These disruptions could force OEMs and, in turn, other suppliers, including us, to shut down or reduce production at plants.
The Company's inability to obtain and maintain sufficient capital financing may harm the liquidity and financial condition of the Company.
The Company's working capital requirements can vary significantly, depending, in part, on the level, variability and timing of the Company's customers' production and the payment terms the Company has with its customers and suppliers. The Company's liquidity could be adversely affected if the Company's suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If the Company's available cash flows from operations is not sufficient to fund its ongoing cash needs, the Company would likely look to its cash balances and borrowing availability under its Credit Agreement (as defined below) to satisfy those needs. The Company entered into an amendment to the Credit Agreement on October 30, 2015, which, among other things, increased the permitted leverage ratio under the Credit Agreement. There can be no assurance that the Company will be able to continue to satisfy the financial covenants currently under the Credit Agreement, that it will be able to enter into favorable amendments in the future, that alternative sources of additional capital will be available on satisfactory terms or at all or that it will otherwise continue to have the ability to maintain sufficient capital financing. Insufficient liquidity may increase the risk of not being able to produce products or having to pay higher prices for inputs that may not be recovered in selling prices.
The Company may pursue acquisitions or strategic alliances that the Company may not successfully integrate or that may divert management’s attention and resources.
The Company may pursue acquisitions, joint ventures or strategic alliances in the future. However, the Company may not be able to identify and secure suitable opportunities. The Company's ability to consummate and integrate effectively any future acquisitions or enter into strategic alliances on terms that are favorable to the Company may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary, its ability to obtain financing on satisfactory terms, if at all.
In addition, if a potential acquisition target, joint venture, or strategic alliance candidate is identified, the Company may fail to enter into a definitive agreement for the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of existing business. The expected synergies and cost savings from acquisitions, joint ventures or strategic alliances may not be realized and the Company may not achieve the expected results, including the synergies and cost savings the Company expects to realize in connection with the FMS Acquisition and the Radar Acquisition (each as defined below). The Company may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, dilutive issuance of equity securities, costs and contingent liabilities. The Company may also have to obtain approvals and licenses from the relevant government authorities for such transactions to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may expose the Company to additional potential risks, including risks associated with:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks and contingent and other liabilities of, acquisition targets or other transaction candidates;

•	the Company's inability to generate sufficient revenue to recover costs and expenses of the strategic alliances or acquisitions;

•	potential loss of, or harm to, relationships with employees, customers and suppliers; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition rationale.

Any of the above risks could significantly impair the Company's ability to manage its business and materially harm its business, results of operations and financial condition.
The Company may be unable to realize revenues represented by awarded business, which could materially harm the Company's business, financial condition, results of operations, and cash flows.
The realization of future revenues from awarded business is subject to risks and uncertainties, including the number of vehicles that the Company's customers will actually produce, the timing of that production and the mix of options that its customers may choose.
In addition to not having a commitment from the Company's customers regarding the minimum number of products they must purchase from the Company if it obtains awarded business, the terms and conditions of the agreements with the Company's customers typically provide that they have the contractual right to unilaterally terminate its contracts with only limited notice. If such contracts are terminated by its customers, the Company's ability to obtain compensation from its customers for such termination is generally limited to the direct out-of-pocket costs that the Company incurred for inventory and not fully reimbursed tooling, and in certain rare instances, not fully depreciated capital expenditures.
The Company bases a substantial part of planning on the anticipated lifetime revenues of particular products. The Company calculates the lifetime revenues of a product by multiplying its expected price for a product by the forecasted production volume for that product during the length of time the Company expects the related vehicle to be in production. The Company uses third-party forecasting services to provide long-term forecasts, which allow the Company to determine how long a vehicle is expected to be in production. If the Company over-estimates the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, the Company's actual revenues for that platform may be substantially less than the lifetime revenues the Company had anticipated for that platform.

Typically, it takes two to three years from the time a manufacturer awards a program until production begins. In many cases, the Company must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. The Company's results of operations may be affected due to delay in recovering these types of pre-production costs if the Company's customers cancel awarded business, including cancellation in the event technology supporting the awarded business becomes obsolete.
The Company is dependent upon large customers for current and future revenues. The loss of all or a substantial portion of its sales to any of these customers or the loss of market share by these customers could materially harm the Company.
The Company depends on major vehicle manufacturers for a substantial portion of its net sales. For example, during 2015, FCA and General Motors accounted for 17.4% and 15.5% of the Company's revenues, respectively. In addition, as a result of the Company's recent acquisitions, the Company expects the portion of its revenues attributable to certain of its larger customers to increase. The loss of all or a substantial portion of the Company's sales to any of its large-volume customers could have a material adverse effect on the Company's financial condition and results of operations by reducing cash flows and its ability to spread costs over a larger revenue base. The Company may also make fewer sales to major customers for a variety of reasons other than losses of business relationships, including but not limited to: (1) reduced or delayed customer requirements; (2) strikes or other work stoppages affecting production by the customers; or (3) reduced demand for its customers’ products.
In addition, the Company's OEMs customers compete intensively against each other and other OEMs. The loss of market share by any of the Company's significant OEMs could have a material adverse effect on its business unless the Company is able to achieve increased sales to other OEMs.
The Company's inability to effectively manage the timing, quality and costs of new program launches could harm the Company's financial performance.
In connection with the award of new business, the Company obligates itself to deliver new products and services that are subject to the Company's customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, the Company must effectively coordinate the activities of numerous suppliers in order for the program launches of its products to be successful. Given the complexity of new program launches, the Company may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, the Company's sales related to these new programs generally are dependent upon the timing and success of its customers’ introduction of new vehicles. For example, the Company experienced a significant delay in revenue in connection with the Ford production delay that resulted from the implementation of the new aluminum-alloy body in the 2015 F-150. The Company's inability to effectively manage the timing, quality and costs of these new program launches could harm its financial condition, operating results and cash flows. Finally, even if the Company successfully manages the timing, quality and cost of a new program launch with respect to its operations, its customers’ production delays may be caused by other of its customers’ suppliers, which could harm the Company's financial condition, operating results and cash flows.
Automotive production and sales are highly cyclical, which could harm the Company's business, financial condition, results of operations, and cash flows.
The highly cyclical nature of the automotive industry presents a risk that is outside the Company's control and that often cannot be accurately predicted. The cyclical nature depends on general economic conditions and other factors, including interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel costs and the automobile replacement cycle. In addition, customer production changeovers or new program launches may result in altered or delayed production cycles, which may reduce or delay purchases of its products by its customers. As a result, automotive production and sales may fluctuate significantly from year-to-year and such fluctuations may give rise to changes in demand for the Company's products. The Company's business is directly related to the volume of automotive production and, because it has significant fixed production costs, declines in the Company's customers’ production levels can have a significant adverse effect on its results of operations. Decreases in demand for automobiles generally, or decreases in demand for the Company's products in particular, could materially and harmfully affect its business, financial condition, results of operations, and cash flows.
The automotive industry is seasonal, which could harm the Company's business, financial condition, results of operations, and cash flows.
The automotive industry is seasonal. Some of the Company's largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, the Company's OEM customers in Europe typically shut down operations during portions of July and August and additional periods during the December and January holiday season, while its OEM customers in North America typically close assembly plants for periods in June and July for model year changeovers and for an additional periods during the December and January holiday season. During these downturns, the Company's customers will generally reduce the number of production days because of lower demands and reduce excess vehicle inventory. Such seasonality, or unanticipated changes in plant shutdown schedules, could have a material adverse effect on the Company's business, financial condition and results of operations.
A material disruption at one of the Company's manufacturing facilities could prevent it from meeting customer demand, reduce the Company's revenues or negatively affect the Company's results of operations and financial condition.
Any of the Company's manufacturing facilities, or any of its machines or equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	labor difficulties;

•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, windstorms, earthquakes, hurricanes or other natural catastrophes;

•	war, terrorism or threats of terrorism or political unrest;

•	governmental regulations or intervention; and

•	other unexpected problems.

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
The automotive parts industry is highly competitive. Bankruptcies and consolidation among automotive parts suppliers are reducing the number of competitors, resulting in larger competitors who benefit from purchasing and distribution economies of scale. The Company's inability to compete with these larger suppliers in the future could result in a reduction of, or inability to increase, revenues, which would harm its business, financial condition, results of operations, and cash flows.
The Company faces significant competition within each of its major product areas. The principal competitive factors include price, quality, global presence, service, product performance, design and engineering capabilities, new product innovation, and timely delivery. The Company also faces significant competitive pricing pressures from its automotive customers. Because of their purchasing size, the Company's automotive customers can influence market participants to compete on price terms. If the Company is not able to offset pricing reductions resulting from these pressures by improving operating efficiencies and reducing expenditures, those pricing reductions may have an adverse effect on the Company's business.
The Company cannot provide assurance that it will be able to continue to compete in the highly competitive automotive industry or that increased competition will not have a material adverse effect on the Company's business.
Fluctuations between foreign currencies and the U.S. dollar could harm the Company's financial results.
The Company derived 15.9% of its revenue in fiscal year 2015 from its non-U.S. operations. The financial position and results of operations of certain of the Company's international operations are measured using the foreign currency in the jurisdiction of those operations as the functional currency. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars. Assets and liabilities of the Company's international operations are translated at the exchange rate in effect at each balance sheet date. The Company's income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income the Company recognizes from its international operations. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. The Company may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm the Company's results of operations. In addition, the portion of the Company's revenue derived from international operations may increase in the future, due to the impact of its acquisitions and overall growth in foreign markets, among other reasons. The risks the Company faces in foreign currency transactions and translation may continue to increase as it further develops and expands its international operations.
The Company is subject to risks related to its international operations.
The Company sells its products worldwide from its manufacturing and distribution facilities in various regions and countries, including the United States, Mexico, Europe and Asia. International operations are subject to various risks which could have a material adverse effect on those operations or its business as a whole, including:

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

The risks the Company faces in its international operations may intensify if the Company further develops and expands its international operations.
Significant increases and fluctuations in raw materials pricing could materially harm the Company without proportionate recovery from its customers.
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
The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through its customers' steel buying programs. Under these programs, the Company purchases steel at the price that its customers negotiated with the steel suppliers. In these cases, the Company takes ownership of the steel; however, its customers are responsible for commodity price fluctuations. If these programs are discontinued by its customers in the future, the Company would have to purchase materials in the open market, which would subject the Company to additional market risk. With respect to the steel it purchases in the open market, the Company uses centralized purchasing to purchase raw materials at the lowest competitive prices for the quantity purchased.
For the Company's aluminum and magnesium die casting business, the cost of materials is handled in one of two ways. The primary method is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method is to adjust prices monthly or quarterly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers. While the Company has been successful in the past recovering a significant portion of raw material costs, there is no assurance that the Company will continue to do so, or that increases in raw material costs will not adversely impact its business, financial condition, results of operations, and cash flows. In addition, significant increases in raw material prices may cause customers to redesign certain components or use alternative materials, which could result in reduced revenues, which could in turn harm the Company's business, financial condition, results of operations and cash flows.
The volatility of steel prices could materially harm the Company's results of operations.
A by-product of the Company's production process is the generation of offal. The Company typically sells offal in secondary markets, which are similar to the steel markets. The Company generally shares recoveries from sales of offal with its customers either through scrap sharing agreements, in cases in which the Company is participating in resale programs, or through product pricing, in cases in which it purchases steel directly from steel suppliers. In either situation, the Company may be affected by the fluctuation in scrap steel prices, either positively or negatively, in relation to its various customer agreements. As offal prices generally increase and decrease as steel prices increase and decrease, sales of offal may mitigate the impact of the volatility of steel price increases, as well as limit the benefits reaped from steel price declines. Any volatility in offal and steel prices could materially adversely affect the Company's business, financial condition, results of operations, and cash flows.
Disruptions in the automotive supply chain could materially harm the Company's business, financial condition, results of operations, and cash flows.
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
Longer product lives of automotive parts may harm demand for some of the Company's products.
The average useful life of automotive parts may increase due to innovations in products and technologies. As automotive product life cycles lengthen, opportunities to supply components for new programs may occur less frequently, which may reduce demand for some of the Company's products.
Discontinuation of the vehicle models, engines or transmissions for which the Company manufactures products may harm its business, financial condition and results of operations.
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
The hourly workforce in the Company's industry is highly unionized and the Company's business could be harmed by labor disruptions.
As of October 31, 2015, approximately 21% of the Company's U.S. hourly employees and 91% of the Company's non-U.S. employees were unionized. Although the Company considers its current relations with its employees to be satisfactory, if major work disruptions were to occur, the Company's business could be harmed by, for instance, a loss of revenues, increased costs or reduced profitability. The Company has not experienced a material labor disruption in its recent history, but there can be no assurance that the Company will not experience a material labor disruption at one of its facilities in the future in the course of renegotiation of its labor arrangements or otherwise.
In addition, many of the hourly employees of Fiat Chrysler Automotive and General Motors in North America and many of their other suppliers are unionized. Vehicle manufacturers, their suppliers and their respective employees in other countries are also subject to labor agreements. A work stoppage or strike at one of the Company's production facilities, at those of a customer, or impacting a supplier of the Company's or any of its customers, such as the 2008 strike at a Tier 1 supplier that resulted in 30 General Motors facilities in North America being idled for several months, could have a material adverse impact on the Company by disrupting demand for the Company's products and/or its ability to manufacture its products.
The Company may incur costs related to product warranties, environmental and regulatory matters, legal proceedings and other claims, which could materially harm its financial condition and results of operations.
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
The Company vigorously defends itself in connection with all of the matters described above. The Company cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in the Company's consolidated financial statements. In future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to the Company in amounts exceeding any reserves for such matters.
Product recalls by vehicle manufacturers could negatively impact the Company's production levels, which could materially harm the Company's business, financial condition and results of operations.
Historically, there have been significant product recalls by some of the world's largest vehicle manufacturers. Recalls may result in decreased vehicle production as a result of a manufacturer focusing its efforts on the problems underlying the recall rather than generating new sales volume. In addition, consumers may elect not to purchase vehicles manufactured by the vehicle manufacturer initiating the recall, or by vehicle manufacturers in general, while the recalls persist. The Company does not maintain insurance in North America for product recall matters, as such insurance is not generally available on acceptable terms. Any reduction in vehicle production volumes, especially by its OEM customers, could have a material adverse effect on the Company's business, financial condition and results of operations.
The Company relies on information technology and a failure of its information technology infrastructure could adversely impact its business and operations.
The Company's operations rely on a number of information technologies to manage, store and support business activities. The Company has a number of systems, processes and practices in place that are designed to protect against the failure of its systems. The Company recognizes the increasing volume of cyber-attacks and employs commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. The Company's systems and those of its service providers are vulnerable to circumstances beyond its reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of the Company's intellectual property, trade secrets, or business disruption. To the extent that any disruptions or security breach results in a loss or damage to its data, or an inappropriate disclosure of confidential information, it could cause significant damage to its reputation, affect its relationships with the Company's customers, suppliers and employees, lead to claims against it and ultimately harm the Company's business. Additionally, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
If the Company is unable to protect its intellectual property or if a third party makes assertions against the Company or its customers relating to intellectual property rights, the Company's business could be harmed.
The Company owns important intellectual property, including patents, trademarks, copyrights and trade secrets, and could be involved in licensing arrangements. The Company's intellectual property plays an important role in maintaining the Company's competitive position. Notwithstanding its intellectual property portfolio, the Company's competitors may develop technologies that are similar or superior to the Company's proprietary technologies or design around the patents the Company owns or licenses. Various patent, copyright, trade secret and trademark laws provide limited protection and may not prevent the Company's competitors from duplicating its products or gaining access to its proprietary information. Further, as the Company expands its operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating its proprietary technologies increases, despite efforts the Company undertakes to protect them.
On occasion, the Company may assert claims against third parties who are taking actions that it believes is infringing on the Company's intellectual property rights. Similarly, third parties may assert claims against the Company and its customers and distributors alleging its products infringe upon third party intellectual property rights. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of the Company's management and employees. Claims of this sort also could harm the Company's relationships with its customers and might deter future customers from doing business with the Company. If any such claim were to result in an adverse outcome, the Company could be required to take actions which may include: expending significant resources to develop or license non-infringing products; paying substantial damages to third parties, including to customers to compensate them for their discontinued use or replacing infringing technology with non-infringing technology; or cessation of the manufacture, use or sale of the infringing products. Any of the foregoing results could have a material adverse effect on the Company's business, financial condition, results of operations, or its competitive position.

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
The loss of executive officers or key employees of the Company may materially harm operations and the ability to manage the day-to-day aspects of the Company's business.
The Company's future performance substantially depends on its ability to retain and motivate executive officers and key employees. The Company's ability to manage the day-to-day aspects of its business may be materially harmed with the loss of any of its executive officers or key employees, which have many years of experience with the Company and within the automotive industry and other manufacturing industries, or if the Company is unable to recruit qualified personnel. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on the Company's business, financial condition and results of operations.
The Company is involved from time to time in legal proceedings, claims or investigations, which could have an adverse impact on the Company's business, financial condition, results of operations, and cash flows.
The Company is involved from time to time in legal proceedings, claims or investigations that could be significant. These are typically claims that arise in the normal course of its business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company's business, financial condition, results of operations, and cash flows.
The Company is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or its failure to comply with such requirements may materially harm the Company's business, financial condition, results of operations, and cash flows.
The Company is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current facilities, and also may expose the Company to liability for the conduct of others or for its actions that were not in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose the Company to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. Despite the Company's intentions to be in compliance with all such laws and regulations, the Company cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If the Company violates or fails to comply with these requirements, it could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on the Company's business.
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
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally Accepted Accounting Principles require that goodwill be periodically evaluated for impairment based upon the fair value. As of October 31, 2015, the Company had approximately $28,843 of goodwill, or 4.3% of its total assets, that could be subject to impairment. Declines in the Company's profitability or the value of comparable companies may impact the fair value which could result in a write-down of goodwill and a reduction of net income.
MTD Holdings Inc. may exercise significant influence over the Company.
MTD Holdings Inc. and its affiliates owned approximately 48.5% of the Company's common stock as of October 31, 2015. As a result, MTD Holdings Inc. and its affiliates have significant influence over the vote in any election of directors and thereby its policies and operations, including the appointment of management, future issuances of the Company's common stock or other securities, the payment of dividends, if any, on the Company's common stock, the incurrence of debt by the Company, amendments to the Company's amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with your interests. In addition, MTD Holdings Inc. may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to the Company or conflict with the interests of other stockholders.
The Company may incur additional tax expense or become subject to additional tax exposure.
The Company's provision for income taxes and the cash outlays required to satisfy its income tax obligations in the future could be harmed by changes in the level of earnings in the tax jurisdictions in which the Company operates, changes in the valuation of deferred tax assets, changes in its plans to reinvest the earnings of the Company's non-U.S. operations outside the United States and changes in tax laws and regulations. The Company's income tax returns are subject to examination by federal, state and local tax authorities in the United States and tax authorities outside the United States. The results of these examinations and the ongoing assessments of the Company's tax exposures could also have an adverse effect on its provision for income taxes and the cash outlays required to satisfy the Company's income tax obligations.
Certain of the Company's pension plans are underfunded and the Company has unfunded post-retirement benefit obligations. Additional cash contributions the Company may be required to make to its pension plans or amounts the Company may be required to pay in respect of post-retirement benefit obligations will reduce the cash available for its business.
Certain of the Company's employees in the United States are participants in defined benefit pension plans which it sponsors. As of October 31, 2015, the unfunded amount of the Company's U.S. pension plans was approximately $20,172. While future benefit accruals under its U.S. defined benefit plans were frozen, the Company may have ongoing obligations to make contributions to its U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Internal Revenue Code. In addition, the Company sponsors unfunded post-retirement benefits for a limited number of employees. As of October 31, 2015, the unfunded amount for these post-retirement benefits was approximately $423. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for the Company's business. Under ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event the Company's pension plans are terminated by the PBGC, the Company could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions it has used to fund such plans).

The Company may incur material costs related to plant closings, which could materially harm the Company's business, financial condition, results of operations, and cash flows.
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
Regulations related to "conflict minerals" may cause the Company to incur substantial expenses and otherwise adversely impact the Company's business.
New regulations related to "conflict minerals" may cause the Company to incur additional expenses and may make its supply chain more complex. In August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as "conflict minerals", which may or may not be mined from the Democratic Republic of Congo and adjoining countries, in their products. These requirements required due diligence efforts beginning in 2013, with initial disclosure requirements which began in 2014. There are significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in the Company's products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
Failure to maintain an effective system of internal control over financial reporting or remediate weaknesses could materially harm the Company’s revenues and trading price of the common stock. If the Company cannot accurately report financial results, shareholder confidence is eroded in the Company's ability to pursue business and maintain the trading price of its common stock.
Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Beginning in the third quarter of the Company’s 2015 fiscal year, management implemented certain new internal control testing procedures, which identified a material weakness in internal control over financial reporting at the Wellington facility. Based on results of testing during the fourth quarter of fiscal 2015, management identified control deficiencies over its Wellington manufacturing plant and certain other facilities utilizing the same reporting system, and concluded its internal controls over financial reporting were ineffective as of October 31, 2015. As described in Item 9A of this Form 10-K, during 2015 the Company identified control deficiencies with respect to the design and operational effectiveness of its internal control over financial reporting, which when aggregated, represented material weaknesses in certain monitoring controls relating to journal entries and account reconciliations. The Company has taken immediate measures to remediate the deficiencies, and plans to complete remediation as quickly as possible in 2016. Matters impacting the Company's internal controls may cause it to be unable to report its financial data on a timely basis, or may cause it to restate previously issued financial data, and thereby subject the Company to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company's financial statements is also likely to suffer if the Company or its independent registered public accounting firm report a material weakness in the Company's internal control over financial reporting. As with any material weakness, if remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties.
The Company owns its principal executive offices, which are located at 880 Steel Drive, Valley City, Ohio 44280.
The Company maintains 21 manufacturing facilities and four technical and administrative facilities located in Asia, Europe and North America encompassing approximately 4.2 million square feet. Of the 25 facilities, 12 are leased.
The Company believes that substantially all of its facilities are well maintained and in good operating condition. They are considered adequate for present needs and are expected to remain adequate for the near future.

Item 3.	Legal Proceedings.
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of its officers (Mr. Ramzi Hermiz and Mr. Thomas Dugan).  The lawsuit claims in part that the Company issued inaccurate information to investors about, among other things, the Company’s earnings and income and its internal controls over financial reporting for the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934.  The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company's common stock between March 9, 2015 and September 14, 2015, inclusive. On December 8, 2015, the United States District Court for the Southern District of New York appointed the lead plaintiff and the counsel for the class.
In addition, from time to time, the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of its business. The Company vigorously defends itself against such claims. In future periods, the Company could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including its assessment of the merits of the particular claims, the Company does not expect that its legal proceedings or claims will have a material impact on its future consolidated financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Executive Officers of the Registrant
Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are appointed annually by the Board of Directors.

Name	Age	Years as Executive Officer	Title
Ramzi Y. Hermiz	50	3	President and Chief Executive Officer
Thomas M. Dugan	51	4	Vice President of Finance and Treasurer
Gary DeThomas	52	—	Vice President Corporate Controller
Mr. Hermiz, President and Chief Executive Officer, was appointed by the Board of Directors in September 2012. Prior to joining the Company, Mr. Hermiz served as Senior Vice President, Vehicle Safety and Protection of Federal-Mogul Corporation, a publicly held company that designs, engineers, manufactures and distributes technologies to improve fuel economy, reduce emissions and enhance vehicle safety.

Mr. Dugan, Vice President of Finance and Treasurer, was promoted to the position of Vice President Finance and Treasurer on January 31, 2011. Mr. Dugan has been with the Company since December 1999. He served as Director of Finance until January 2001 when he was promoted to the position of Treasurer.
Mr. DeThomas, Vice President Corporate Controller, joined the Company in March 2015 and was appointed to principal accounting officer in September 2015. Prior to joining the Company, Mr. DeThomas worked at Techtronic Industries, a designer, manufacturer and marketer of power tools, outdoor power equipment and floor care appliances, beginning in June 2013. While at Techtronic Industries, Mr. DeThomas was Vice President and Chief Financial Officer of the Floor Care Division. Prior to that, Mr. DeThomas served as the Vice President and Chief Financial Officer for King Systems, a manufacturer and distributor of medical devices, from 2011 until June 2013. Mr. DeThomas also served as Vice President, Controller of North American Tire Division for Cooper Tire & Rubber Company, the parent company of a global family of companies that specializes in the design, manufacture, marketing and sale of passenger car and light truck tires, from 2008 until 2011.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "SHLO." On January 13, 2016, the closing price for the Company's Common Stock was $4.06 per share.
The Company's Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 2015 and 2014.

	2015		2014
Quarter	High	Low	High	Low
1st	$17.37	$10.98	$25.34	$14.42
2nd	$14.70	$11.58	$20.96	$14.19
3rd	$13.83	$9.54	$19.95	$15.15
4th	$12.22	$6.59	$19.49	$15.10
As of the close of business on January 13, 2016, there were 132 stockholders of record for the Company's Common Stock. The Company believes that the actual number of stockholders of the Company's Common Stock exceeds 4,000. The Company did not repurchase any of its equity securities during fiscal 2015.
The Company did not pay any dividends in 2015 or 2014. The Company's current Credit Agreement contains covenants that could restrict, under certain circumstances, the ability to pay dividends on its common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

The following graph compares the Company's cumulative total stockholder return compared with Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested at the closing price on October 31, 2010 and reflects the total cumulative return on that investment, including the reinvestment of dividends where applicable, through October 31, 2015.

	10/31/2010	10/31/2011	10/31/2012	10/31/2013	10/31/2014	10/31/2015
Shiloh Industries, Inc.	$100.00	$79.56	$119.65	$175.27	$181.88	$80.48
S&P 500	$100.00	$105.92	$119.34	$148.45	$170.55	$175.73
S&P Supercomposite Auto Parts and Equipment Index	$100.00	$107.07	$84.40	$146.12	$158.44	$156.95

Item 6.    Selected Financial Data
The following table presents information from the Consolidated Financial Statements as of or for the five years ended October 31, 2015. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

	Year Ended October 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except per Share Amount)
Operating Results
Revenues (a)	$1,109,195	$878,744	$700,186	$586,074	$517,743
Selling, general, and administrative expenses (a)	63,028	50,207	31,181	27,519	23,658
Net income from continuing operations	8,264	22,444	21,570	13,526	7,845
Basic earnings per common share	$0.48	$1.31	$1.27	$0.80	$0.47
Diluted earnings per common share	$0.48	$1.30	$1.27	$0.80	$0.47

Financial Position
Total assets (a)	666,589	629,525	391,953	249,102	240,674
Long-term debt (a)	298,873	268,102	119,384	21,150	25,700
Total liabilities	525,674	485,006	260,804	141,699	133,022
Total stockholders' equity	140,915	144,519	131,149	107,403	107,652
Dividends declared per common share	$0.00	$0.00	$0.25	$0.50	$0.12

(a) Sales from strategic acquisitions completed in fiscal years 2014 and 2013 increased revenues by approximately $122,320 and $77,000 in 2014 and 2013, respectively. As a result of the acquisitions, selling, general, and administrative expenses increased in 2014 and 2013 by approximately $4,310 and $2,860, respectively. The acquisition related costs consisted of personnel, personnel related expenses, and other administrative expenses. Total assets acquired in the acquisitions totaled $190,842 and $116,457 in 2014 and 2013, respectively. Total cash paid for the acquisitions was $124,544 in 2014 and $104,470 in 2013, which directly resulted in an increase in borrowing from the line of credit and increased long-term debt accordingly.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except per share data)

General

The Company is a leading global supplier of lightweighting and NVH solutions to the automotive, commercial vehicle and other industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys to OEMs. Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components which serve the automotive, commercial vehicle and other industrial sectors of OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has locations in Asia, Europe and North America.

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

The Company's products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in November 2015), Europe and North America production volumes for the fiscal years ended October 31, 2015, 2014, and 2013 were as follows:

Production Volumes	Year Ended October 31,
	2015	2014	2013
	(Number of Vehicles in Thousands)
Europe	20,694	20,132	19,288
North America	17,427	16,844	16,086
Total	38,121	36,976	35,374

Europe:
Increase from prior year	562	844
% Increase from prior year	2.8%	4.4%
North America
Increase from prior year	583	758
% Increase from prior year	3.5%	4.7%
Total
Increase from prior year	1,145	1,602
% Increase from prior year	3.1%	4.5%

Both Europe and North America continue to see an increase in production levels, primarily due to increased consumer demand, as a result of an improvement in economic conditions and higher consumer confidence. The Company is cautiously optimistic that consumer demand levels will remain steady and continues to closely monitor customer release volumes even though the overall economic environment reflects improvement and there is evidence that the North American economy is strengthening. However, the Company will continue to monitor changes that could adversely impact consumer demand for vehicles such as government fiscal policy which could impact levels of unemployment and consumer confidence.

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

Capacity utilization levels are very important to profitability because of the capital-intensive nature of the Company’s operations. The Company continues to adapt its capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. The Company employs new technologies to differentiate its products from its competitors and to achieve higher quality and productivity. The Company believes that it has sufficient capacity to meet its current and expected manufacturing needs.

Most of the steel purchased for the Company’s stamping and engineered welded blank products is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Steel pricing has undergone a steady decline through fiscal 2015. Lagging demand for construction and Oil Country Tubular Goods products as well as a decrease in global demand for prime scrap grade have put significant downward price pressure on steel prices in North America. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the source, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has declined, so has the scrap metal market, partially impacting our current year performance. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.
For the Company's aluminum and magnesium die casting operations, the cost of aluminum and magnesium may be handled one of two ways. The primary method is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

Acquisitions
Radar Industries Inc. — In September 2014, the Company acquired Radar in an Asset Purchase Agreement to further its investment in stamping technologies and expand the diversity of its customer base, product offering and geographic footprint.
Finnveden Metal Structures — In June 2014, the Company acquired Finnveden Metal Structures, Inc. in a Share Sale and Purchase Agreement in order to expand its stamping capabilities while adding magnesium die casting to its product line, a key growth segment, and technology being used to address the lightweighting needs of automakers. Additionally, the Finnveden acquisition adds strategic European locations in Sweden and Poland while diversifying its customer base.

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

Revenue Recognition. The Company recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. The Company enters into tooling contracts with customers in the development of molds, dies and tools (collectively, "tooling")to be sold to such customers.  Revenue is recognized when the tooling is delivered and accepted by the customer. The Company also may progress bill for certain tooling being constructed for its customers. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between the Company and customer and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

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

The Company values inventories on a regular basis to identify inventories on hand that may be obsolete or in excess of current future projected market demand. For inventory deemed to be obsolete, the Company provides a reserve for the full value of the inventory, net of estimated realizable value. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates expected future demand. Additional inventory reserves may be required if actual market conditions differ from management’s expectations.

The Company monitors purchases of inventory to optimize its supply chain, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.

Pre-production and development costs.  The Company enters into contractual agreements with certain customers to develop molds, dies and tools (collectively, "tooling"). All such tooling contracts relate to parts that the Company will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either short-term or long-term.

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

Impairment of Long-lived Assets. The Company performs an annual impairment analysis of long-lived assets. However, when significant events, which meet the definition of a "triggering event" in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the outlook for sales, profitability, earnings before interest, taxes and depreciation and cash flow for each of the Company’s manufacturing plants and for the overall Company. The outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American and European car builds (published by IHS Automotive), the potential sales that could result from new manufacturing process additions and strategic geographic localities that are important to servicing the automotive industry. This data is collected as part of its annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

The property, plant and equipment included in the analysis for each plant represents factory facilities devoted to the Company’s manufacturing processes and the related equipment within each plant needed to perform and support those processes. The property, plant and equipment of each plant form each plant’s asset group and typically certain key assets in the group form the primary processes at that plant that generate revenue and cash flow for that facility. Certain key assets have a life of ten to 12 years and the remainder of the assets in the asset group are shorter-lived assets that support the key processes. When the analysis indicates that estimated future undiscounted cash flows of a plant are less than the net carrying value of the long-lived assets of such plant, to the extent that the assets cannot be redeployed to another plant to generate positive cash flow, the Company will record an impairment charge, reducing the net carrying value of the fixed assets (exclusive of land and buildings, the fair value of which would be assessed through appraisals) to zero. Alternative courses of action to recover the carrying amount of the long-lived asset group are typically not considered due to the limited-use nature of the equipment and the full utilization of their useful life. Therefore, the equipment is of limited value in a used-equipment market. The depreciable lives of the Company’s fixed assets are generally consistent between years unless the assets are devoted to the manufacture of a customized automotive part and the equipment has limited reapplication opportunities for other parts. If the production of that part concludes earlier than expected, the asset life is shortened to fully amortize its remaining value over the shortened production period.

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. The Company did not record an impairment charge related to long-lived assets during fiscal 2015 and 2014 and recorded an impairment charge of $483 in the fourth quarter of fiscal 2013. See Notes to the Consolidated Financial Statements, Note 3, for a discussion of the impairment charges and recoveries recorded in fiscal 2015, 2014 and 2013. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Intangible Assets. Intangible assets with definitive lives are amortized over their estimated useful lives. The Company amortizes its acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to 15 years. See Note 10 to the consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

The Company performs analysis of indefinite-lived intangible assets which are included as a component of the annual impairment of long-lived assets. An impairment analysis of definite-lived intangible assets is performed when indicators of potential impairment exist.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $28,843 as of October 31, 2015, or 4.3% of its total assets, and $30,887 as of October 31, 2014, or 4.9% of its total assets.

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

To quantitatively test goodwill for impairment, the Company estimates the fair value and compares the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margins assumptions included in the plans are based in the current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At October 31, 2015, and 2014, the amount accrued for group insurance and workers’ compensation claims was $4,664 and $4,094, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, the number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of each fiscal year. For its U.S. operations, the Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2015, the resulting discount rate from the use of the Principal Curve was 4.20%, an increase of 0.20% from a year earlier that contributed to a decrease of the benefit obligation of approximately $215. A change of 25 basis points in the discount rate at October 31, 2015 would increase expense on an annual basis by approximately $13 or decrease expense on an annual basis by approximately $17.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $168.

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

For the year ended October 31, 2015, the actual return on pension plans’ assets for all of the Company’s plans approximated 3.48%, which is lower than the expected rate of return on plan assets of 7.50% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations at October 31, 2015 were not material. The liability for these obligations comprise the present value of future obligations and is calculated on an actuarial basis.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, the Company anticipates that contributions to the Company’s defined benefit plans will increase in fiscal 2016, and that pension expense will decrease in fiscal 2016.

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

Foreign Currency Translation. Two of the Company's subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), the Company's Netherlands and Swedish holding companies, and the Company's U.S. subsidiaries have the U.S. dollar as their functional currency. All of the Company's other direct and indirect subsidiaries use their respective local currency as their functional currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the consolidated statements of income.

Results of Operations
Year Ended October 31, 2015 Compared to Year Ended October 31, 2014

REVENUES. Sales for fiscal 2015 were $1,109,195, an increase of $230,451 over fiscal 2014 sales of $878,744, or 26%. Acceptance of leading technologies and the strategic acquisitions completed in fiscal 2014 contributed to the increase in sales revenue of $243,158 in fiscal 2015. Of the increase in sales, $95,445 is from the acquisitions and the remaining increase is from business wins that were successfully launched and organic production increases partially offset by the negative impact of foreign currency translation of $14,500.

GROSS PROFIT. Gross profit for fiscal 2015 was $87,086 compared to gross profit of $79,601 in fiscal 2014, an increase of $7,485, or 9.4%. Gross profit as a percentage of sales was 7.9% for fiscal 2015 and 9.1% fiscal 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $19,298 offset by an increase in labor and benefits of $4,387, increase of $4,564 due to operating inefficiencies and an increase in cost of sales of approximately $1,000 due to the first and second quarter restatements. In addition, gross profit was negatively impacted by scrap pricing of approximately $13,700.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $63,028 for fiscal 2015 were $12,821 more than selling, general and administrative expenses of $50,207 for the prior year. As a percentage of sales, these expenses were 5.7% of sales for both fiscal 2015 and 2014. The strategic acquisitions completed in fiscal 2014 have incrementally added $10,364 to infrastructure costs incurred in 2015. In addition, the Company recognized additional one-time expenses of approximately $2,500 related to the Wellington facility and financing charges.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $2,295 for fiscal 2015 was $40 more than amortization of intangible assets expense of $2,255 for the prior year. The increase is related to the final purchase price accounting adjustments affecting intangible assets acquired from the fiscal 2014 acquisitions.

ASSET IMPAIRMENT AND RECOVERY CHARGES. Asset recoveries of $4,026 were recorded during fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which was impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for fiscal 2015 was $9,898, compared to interest expense of $4,503 during fiscal 2014. The increase in interest expense was the result of higher average borrowing of funds and higher average rates for funding acquisition activities. Borrowed funds averaged $278,289 during fiscal 2015 and the weighted average interest rate was 2.82%. During fiscal 2014, borrowed funds averaged $167,012 and the weighted average interest rate of debt was 2.08%.

OTHER INCOME / EXPENSE. Other expense, net was $387 for fiscal 2015 which primarily consisted of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries. Other income, net was $504 for fiscal 2014 which included a $332 realized gain on the sale of marketable securities and $172 of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 2015 was an expense of $3,250 on income before taxes of $11,514 for an effective tax rate of 28.2%. In fiscal year 2014, the provision for income taxes was $4,747 on income before taxes of $27,191 for an effective tax rate of 17.5%. The comparative effective tax rate between fiscal 2015 and fiscal 2014 was an increase of 10.7 percentage points from 2014 to 2015. 2014’s effective rate was favorably impacted due to the removal of a valuation allowance related to the Mexico operation together with additional Research and Development credits (“R&D Credit”) involving multiple years. In addition for 2014 and 2015, foreign tax rates of countries in which the Company operates are in all cases less than the U.S. statutory federal income tax rate, having a favorable impact on the effective tax rate.

NET INCOME. The net income for fiscal 2015 was $8,264, or $0.48 per share, diluted compared to net income in fiscal year 2014 of $22,444, or $1.30 per share, diluted. Net income for 2015 was negatively impacted by approximately $8,900, or $0.52 per share, diluted after tax, due to the lower price recovered from engineered scrap sales and by approximately $1,600, or $0.09 per share diluted after tax, due to expenses associated with the Wellington investigation and banking fees.

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

GROSS PROFIT. Gross profit for fiscal 2014 was $79,601 compared to gross profit of $67,152 in fiscal 2013, an increase of $12,449, or 18.5%. Gross profit as a percentage of sales was 9.1% for fiscal 2014 and 9.6% fiscal 2013. Gross profit in fiscal 2014 was favorably impacted by approximately $14,370 from the increased sales volume. An unfavorable change in sales mix net against a favorable impact realized from the sales of engineered scrap during fiscal 2014 compared to fiscal 2013 resulted in net gross margin reduction of approximately $2,430. Manufacturing expenses increased by approximately $13,340 during fiscal 2014 compared to fiscal 2013. Personnel and personnel related expenses increased in proportion to the increased revenues by approximately $5,590 as the Company's workforce was increased in anticipation of increased production volumes, planning for future launches, and planning for further increases in vehicle production volumes. Expenses for repairs and maintenance and manufacturing supplies increased by approximately $6,070 during fiscal 2014 compared to fiscal 2013. Expenses for depreciation and other fixed costs increased by approximately $1,680 during fiscal 2014 compared to fiscal 2013. Gross profit was favorably impacted by approximately $15,780 by the businesses acquired that were not included in fiscal 2013. Also, an expense of approximately $1,800 related to the amortization of the gross-up of inventory acquired from the acquisitions unfavorably impacted gross profit, in fiscal 2014 compared to fiscal 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $50,207 for fiscal 2014 were $19,026 more than selling, general and administrative expenses of $31,181 for the prior year. As a percentage of sales, these expenses were 5.7% of sales for fiscal 2014 and 4.5% for fiscal 2013. The increase reflects its investment in additional personnel and personnel related expenses of approximately $6,840, an increase of approximately $7,880 from investments in new technology and increases in other administrative expenses, including an increase of approximately $2,150 in acquisition related expenses. As a result of the acquisitions during 2014, selling, general and administrative expenses increased by approximately $4,310, consisting of $2,310 from personnel and personnel related expenses and $2,000 in other administrative expenses.

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

GAIN ON BARGAIN PURCHASE. The Company realized a bargain purchase gain of $228 in fiscal 2013 on the Atlantic Tool & Die-Alabama acquisition.

OTHER INCOME / EXPENSE. Other income, net was $504 for fiscal 2014, including a $332 realized gain on the sale of marketable securities and other non-operating income of $172. Other expense, net of $89 for fiscal 2013 was primarily the result of currency transaction losses realized by certain of the Company's Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 2014 was an expense of $4,747 on income before taxes of $27,191 for an effective tax rate of 17.5%. In fiscal year 2013, the provision for income taxes was $10,605 on income before taxes of $32,175 for an effective tax rate of 33.0%. The effective tax rate for fiscal 2014 has decreased 15.5 percentage points compared to fiscal 2013, primarily from eliminating the valuation allowance for the Company’s Mexican subsidiaries, favorable revisions to prior period research and development tax credit calculations, favorable revisions to prior period estimated income tax calculations and various state and local net operating loss and tax credit carryforward benefits.

NET INCOME. The net income for fiscal 2014 was $22,444, or $1.30 per share, diluted compared to net income in fiscal year 2013 of $21,570, or $1.27 per share, diluted.

Liquidity and Capital Resources

General:
The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, and the availability of financing. Management believes that cash on hand, cash flow from operations, available borrowings under its the Revolving Credit Agreement (defined below) will be sufficient to fund capital expenditures and meet its operating obligations. As of October 31, 2015, the Company had available working capital of approximately $125,059, which it believes is adequate to fund working capital requirements for at least the next twelve months. In the longer term, the Company believes that its expected operations will provide adequate long-term cash flows. However, there can be no assurance that it will meet such expectations. For additional information, refer to the Company's Risk Factors described in Item 1A, included in Part 1 of this report.
Cash Flows and Working Capital:

At October 31, 2015, total debt was $300,953 and total equity was $140,915, resulting in a capitalization rate of 68.11% debt, 31.89% equity. Current assets were $322,003 and current liabilities were $196,944, resulting in positive working capital of $125,059.

The following table summarizes the Company's cash flows from operating, investing, and financing activities:

				Year Ended	Year Ended
	Years Ended October 31,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	change	change
Net cash provided by operating activities	$3,501	$29,583	$38,813	$(26,082)	$(9,230)
Net cash used in investing activities	$(27,829)	$(159,973)	$(131,393)	$132,144	$(28,580)
Net cash provided by financing activities	$26,120	$142,526	$92,804	$(116,406)	$49,722

Net Cash Provided by Operating Activities:

	Years Ended October 31,
	2015	2014	2013
Operational cash flow before changes in operating assets and liabilities	$47,765	$47,369	$43,902

Changes in operating assets and liabilities:
Accounts receivable	(27,595)	(10,444)	(28,098)
Inventories	989	3,795	3,713
Prepaids and other assets	(9,553)	(9,542)	3,559
Payables and other liabilities	(6,394)	3,327	12,802
Accrued income taxes	(1,711)	(4,922)	2,935
Total change in operating assets and liabilities	$(44,264)	$(17,786)	$(5,089)

Net cash provided by operating activities	$3,501	$29,583	$38,813

Cash flow from operations before changes in operating assets and liabilities was $47,765, $47,369 and $43,902 for the years ended October 31, 2015, 2014 and 2013, respectively.
Cash flow from operations before changes in operating assets and liabilities was $396 higher for the year ended October 31, 2015 compared to the year ended October 31, 2014.
Cash flow from operations before changes in operating assets and liabilities was $3,467 higher for the year ended October 31, 2014 compared to the year ended October 31, 2013 which was driven by higher earnings in fiscal year 2014, which included the favorable items in our 2014 income taxes.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash outflows from changes in operating assets and liabilities were $44,264, $17,786 and $5,089 for the fiscal years ended October 31, 2015, 2014 and 2013, respectively. All three years were impacted by increased sales, acquisition integration and new product launches.

•
Cash outflows from changes in accounts receivable for the fiscal years ended October 31, 2015, 2014 and 2013 was $27,595, $10,444 and $28,098, respectively, and were driven by sales increases, acquisition integration and higher levels of invoicing for customer reimbursed tooling as the Company’s product launches have significantly increased since 2012.

•
Cash inflows from changes in inventory for the fiscal years ended October 31, 2015, 2014 and 2013 was $989, $3,795 and $3,713, respectively, were driven by a change in customer mix and delivery, acquisition integration and improvements in inventory management.

•
Cash outflows from changes in prepaids and other assets for the fiscal years ended October 31, 2015 and 2014 were $9,553, and $9,542, respectively, which were impacted by acquisitions in 2013 and 2014 and reflect the increase in customer reimbursable tooling due to the increase in product launches since 2012. Cash inflows from changes in prepaids and other assets for the fiscal year ended 2013 was $3,559 as a result of invoicing of certain customer reimbursed tooling amounts during the year.

•
Cash inflows from changes in payables and other for the fiscal year ended October 31, 2015 was $6,394 and cash outflows from changes in payables and other for the fiscal years ended October 31, 2014 and 2013 were $3,327 and $12,802 from the timing delays of payments, payments and receipts for customer tooling and other items.

•
Cash inflows from changes in accrued income taxes for the fiscal years ended October 31, 2015 and 2014 of $1,711 and $4,922was primarily driven by federal income tax receivable and tax effect on the FMS acquisition. Cash outflows from changes in accrued income taxes of $2,935 for the fiscal year ended October 31, 2013 was due to federal income tax payable and tax effect on Contech and Albany-Chicago acquisitions.

Net Cash Used in Investing Activities:

Net cash used in investing activities for fiscal years 2015, 2014 and 2013 was $27,829, $159,973 and $131,393, respectively, and consisted mainly of capital expenditures and acquisitions. Cash used for capital expenditures during fiscal years 2015, 2014, and 2013 was $39,504, $40,158, and $27,441, respectively. The expenditures are attributed to projects for new awards and product launches. During fiscal 2015, total proceeds received from the sale of assets was $11,480 of which $9,854 is from certain sale-leaseback transactions entered into. The assets under the sale-leaseback were for new machinery and equipment which are being leased over a six to seven year period. There was no gain or loss as a result of these transactions. For fiscal years 2014 and 2013, proceeds from the sales of assets generated $5,762 and $518, respectively. The Company had unpaid capital expenditures of $4,225 at October 31, 2015 and $5,415 at October 31, 2014, and such amounts were included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

Cash used for acquisitions in fiscal 2014 and 2013, net of cash acquired were $124,544 and $104,470, respectively. In 2015, $195 of escrow funds were returned to the Company as a reduction in the final purchase price.

Net Cash Provided By Financing Activities:

Net cash used in financing activities was $26,120 during 2015, compared to $142,526 during 2014. The $116,406 change in cash provided by financing activities were used to fund the Finnveden Metal Structure and Radar Industries, Inc. acquisitions and capital expenditures. As of October 31, 2015, the Company's long-term indebtedness was $298,873.

Net cash used in financing activities was $92,804 during 2013. Funds were provided primarily under the Credit Agreement and primarily used for the Albany-Chicago Company LLC and Contech Castings, LLC acquisitions as well as $4,246 in dividends that were paid out in December of 2012.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to ensure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $7,653 over the next five years.

Revolving Credit Facility:

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

On October 30, 2015, the Company executed a Fifth Amendment to the Credit Agreement (the "Fifth Amendment") that increases the permitted leverage ratio, with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment reduces various cumulative baskets, provides a new basket for certain investments in China, and permits the Company to issue up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provides for a consolidated fixed charge coverage ratio and provides for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, the Company executed a Fourth Amendment to the Credit Agreement that allows for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the existing revolving commitments of $360,000, subject to the Company's compliance with financial covenants, the administrative agent's approval, and the Company obtaining commitments for such increase.

The Fourth Amendment increases the permitted leverage ratio up to 4.0 with periodic reductions beginning after January 30, 2016 as well as scheduled commitment reductions totaling $30,000,000, allocated proportionately between the Aggregate Revolving A and B commitments.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 4.0% and on base rate loans of 0.50% to 3.0%, depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2015 and October 31, 2014.

After considering letters of credit of $4,230 that the Company has issued, unused commitments under the Credit Agreement was $62,470 at October 31, 2015.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

On August 3, 2015, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.95% and requires monthly payments of $104 through May 2016. As of October 31, 2015, $723 of principal remained outstanding under this agreement and was classified as current debt in the Company’s consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2015, $1,496 of principal remained outstanding under this agreement and $501 was classified as current debt and $995 was classified as long-term debt in the Company’s consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of October 31, 2015, the present value of minimum lease payments under its capital leases amounted to $5,434.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate, as described above, on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 with the final notional amount to commence on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. On October 31, 2015, the Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $1,618, net of tax, which is reflected in other comprehensive income. The first and second base notional amounts of $25,000 each or $50,000 total that commenced during 2015 resulted in $433 of interest expense related to the interest rate swap settlements.

Scheduled repayments under the terms of the Credit Agreement and repayments of other debt are listed below:

Maturities of Debt Obligations:	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
Less than 1 year	$—	$501	$856	$723	$2,080
1-3 years	—	995	1,760	—	2,755
3-5 years	293,300	—	1,010	—	294,310
After 5 years	—	—	1,808	—	1,808
Total	$293,300	$1,496	$5,434	$723	$300,953

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
New Accounting Standards
In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations." ASU 2015-16 simplifies the accounting for measurement-period adjustments by requiring adjustments to provisional amounts in a business combination to be recognized in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-16 will have a material impact on its statement of financial position or financial statement disclosures.
In July 2015, the FASB issued ASU 2015-11, "Inventory." ASU 2015-11 simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect ASU 2015-11 will have a material impact on its statement of financial position or financial statement disclosures.
In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." ASU 2015-10 amends a wide range of topics in the existing codification. ASU 2015-10 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, although early adoption is permitted, including adoption in an interim period. The Company does not expect ASU 2015-10 will have a material impact on its statement of financial position or financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 was amended in June 2015 to note that there are no requirements in the presentation or subsequent measurement of the debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-03 will have a material impact on its statement of financial position or financial statement disclosures.
In August 2014, the FASB issued ASU No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company November 1, 2017. The Company will prospectively apply the guidance and does not expect ASU 2014-15 to have a material impact on its statement of financial position or financial statement disclosures.
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
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions and does not expect ASU 2014-08 to have a material impact on its statement of financial position or financial statement disclosures.
Effect of Inflation, Deflation
Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on the Company's consolidated financial results for the past three years.
In periods of decreasing prices, deflation occurs and may also affect the Company's results of operations. With respect to steel purchases, the Company's purchases of steel through customers' steel buying programs protects recovery of the cost of steel through the selling price of the Company's products. For non-steel buying programs, the Company coordinates the cost of steel purchases with the related selling price of the product. For the Company's aluminum and magnesium die casting business, the cost of the materials is handled in one of two ways. The primary method is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh in this Annual Report on Form 10-K regarding the Company's operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company's expectations of future operating results are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.
The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements.
Listed below are some of the factors that could potentially cause actual results to differ materially from expected future results. Other factors besides those listed here could also materially affect the Company’s business.

•
The impact on historical financial statements of any known or unknown accounting errors or irregularities; and the magnitude of any adjustments in restated financial statements of the Company’s operating results:

•	The Company's ability to accomplish its strategic objectives.

•	The Company's ability to obtain future sales.

•	Changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities.

•	Costs related to legal and administrative matters.

•	The Company's ability to realize cost savings expected to offset price concessions.

•
The Company's ability to successfully integrate acquired businesses, including businesses located outside of the United States. Risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of its products.

•	Inefficiencies related to production and product launches that are greater than anticipated; changes in technology and technological risks.

•	Work stoppages and strikes at the Company's facilities and that of the Company's customers or suppliers.

•	The Company's dependence on the automotive and heavy truck industries, which are highly cyclical.

•	The dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions affecting car and light truck production.

•	Regulations and policies regarding international trade.

•
Financial and business downturns of the Company's customers or vendors, including any production cutbacks or bankruptcies. Increases in the price of, or limitations on the availability of, steel, aluminum or magnesium, the Company's primary raw materials, or decreases in the price of scrap steel.

•	The successful launch and consumer acceptance of new vehicles for which the Company supplies parts.

•
The occurrence of any event or condition that may be deemed a material adverse effect under the Company’s outstanding indebtedness or a decrease in customer demand which could cause a covenant default under the Company’s outstanding indebtedness.

•	Pension plan funding requirements.
See "Item 1A. Risk Factors" in this Annual Report on Form 10-K for a more complete discussion of these risks and uncertainties. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of filing this Annual Report on Form 10-K.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing this Annual Report on Form 10-K. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the SEC.

Item 7A.     Qualitative and Quantitative Market Risk Discussion (Dollar amounts in thousands)

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

Commodity Pricing Risk

Steel is the primary raw material used by the Company and a majority of the purchased steel is acquired through various OEM steel buying programs. Buying through the customer steel buying programs mitigates the impact of price fluctuations associated with the procurement of steel. The remainder of its steel purchasing requirements is met through contracts with various steel suppliers. At times, the Company may be unable to either avoid increases in steel prices or pass through any price increases to its customers. The Company refers to the "net steel impact" as the combination of the change in steel prices that are reflected in the price of its products, the change in the cost to procure steel from the steel sources, and the change in the Company's recovery of offal. The Company's strategy is to be economically neutral to steel pricing by having these factors offset each other. Although the Company strives to achieve a neutral net steel impact, we may not always be successful in achieving that goal, in part due to timing difference. The timing of a change in the price of steel may occur in different periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on the Company's product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on its product pricing, its steel costs and the results of its sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although the Company cannot provide assurances that, or when, these reversals will occur. Over the past year, the Company has been impacted by the price recovered on the sale of its offal due to the significant reduction in the North American scrap metal market pricing.

Interest Rate Risk

At October 31, 2015, the Company had total debt, excluding capital leases, of $295,519, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $293,300 (99.2%) and fixed rate debt of $2,219 (0.8%). Assuming no changes in the monthly average revolver debt levels of $278,289 for the year ended October 31, 2015, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would have a significant impact on interest expense.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement. The first base notional amount, $25,000, commenced on March 1, 2015 and the second base notional amount, $25,000, commenced on September 1, 2015. The Company recognized $433 of interest expense related to the interest rate swap for the year ended October 31, 2015.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	October 31,	October 31,
	Location	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(4,989)	$(2,510)
The following table discloses the effect of the Company's derivative instrument on the consolidated statement of income and consolidated statement of comprehensive loss for the fiscal year ended October 31, 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(2,479)	Interest expense	$—

The following table discloses the effect of the Company's derivative instrument on the consolidated statement of income and consolidated statement of comprehensive loss for the year ended October 31, 2014:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(2,510)	Interest expense	$—

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products. For the fiscal year ended October 31, 2015, the Company derived $933,505 of its sales in the United States and $175,690 internationally. Of these international sales, $84,034 are denominated in the Swedish krona, $49,829 are denominated in the Polish zloty and $41,827 are denominated in the Mexican peso. No other single currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
In addition, to the transaction-related gains and losses that are reflected within the results of operations, the Company is subject to foreign currency translation risk, because the financial statements for its subsidiaries are measured and recorded in the respective subsidiary's functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the consolidated statement of other comprehensive income (loss).

Inflation
Although the Company has not experienced a material inflationary impact, the potential for a rise in inflationary pressures could impact certain commodities, such as steel, aluminum and magnesium. Additionally, because the Company purchases various types of equipment, raw materials, and component parts from its suppliers, they may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of its supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by its suppliers in the future. As such, the Company continues to monitor its vendor base for the best sources of supply and the Company continues to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of October 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2016 expressed an adverse opinion thereon.

/s/GRANT THORNTON LLP
Cleveland, Ohio
January 14, 2016

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2015	2014
ASSETS:
Cash and cash equivalents	$13,100	$12,014
Investment in marketable securities	356	1,045
Accounts receivable, net	194,373	171,242
Related-party accounts receivable	1,092	533
Prepaid income taxes	3,799	2,142
Inventories, net	58,179	61,843
Deferred income taxes	2,837	3,496
Prepaid expenses	48,267	41,447
Total current assets	322,003	293,762
Property, plant and equipment, net	280,260	274,828
Goodwill	28,843	30,887
Intangible assets, net	19,543	21,998
Deferred income taxes	4,431	2,605
Other assets	11,509	5,445
Total assets	$666,589	$629,525
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$2,080	$1,918
Accounts payable	160,405	146,478
Other accrued expenses	34,459	41,336
Total current liabilities	196,944	189,732
Long-term debt	298,873	268,102
Long-term benefit liabilities	17,376	19,951
Deferred income taxes	6,180	2,739
Interest rate swap agreement	4,989	2,510
Other liabilities	1,312	1,972
Total liabilities	525,674	485,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2015 and October 31, 2014, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,309,623 and 17,214,284 shares issued and outstanding at October 31, 2015 and October 31, 2014, respectively	173	172
Paid-in capital	69,334	68,035
Retained earnings	121,457	113,193
Accumulated other comprehensive loss, net	(50,049)	(36,881)
Total stockholders’ equity	140,915	144,519
Total liabilities and stockholders’ equity	$666,589	$629,525

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended October 31,
	2015	2014	2013
Net revenues	$1,109,195	$878,744	$700,186
Cost of sales	1,022,109	799,143	633,034
Gross profit	87,086	79,601	67,152
Selling, general and administrative expenses	63,028	50,207	31,181
Amortization of intangible assets	2,295	2,255	1,349
Asset impairment (recovery), net	—	(4,026)	18
Operating income	21,763	31,165	34,604
Interest expense	9,898	4,503	2,600
Interest income	(36)	(25)	(32)
Gain on bargain purchase	—	—	(228)
Other (income) expense, net	387	(504)	89
Income before income taxes	11,514	27,191	32,175
Provision for income taxes	3,250	4,747	10,605
Net income	$8,264	$22,444	$21,570
Earnings per share:
Basic earnings per share	$0.48	$1.31	$1.27
Basic weighted average number of common shares	17,287	17,145	16,982
Diluted earnings per share	$0.48	$1.30	$1.27
Diluted weighted average number of common shares	17,310	17,215	17,030

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Years Ended October 31,
	2015	2014	2013
Net income	$8,264	$22,444	$21,570
Other comprehensive income:
Defined benefit pension plans & other postretirement benefits
Recognized loss	1,214	1,115	5,684
Actuarial net gain (loss)	743	(4,113)	1,441
Asset net gain (loss)	(3,008)	926	1,102
Income tax benefit (provision)	(387)	783	(2,998)
Total defined benefit pension plans & other post retirement benefits, net of tax	(1,438)	(1,289)	5,229
Marketable securities
Unrealized gain (loss) on marketable securities	(689)	518	—
Income tax benefit (provision)	248	(53)	—
Reclassification adjustments for gain on marketable securities included in net income	—	(365)	—
Total marketable securities, net of tax	(441)	100	—
Derivatives and hedging
Unrealized loss on interest rate swap agreements	(2,912)	(2,510)	—
Income tax benefit	861	952	—
Reclassification adjustments for settlement of derivatives included in net income	433	—	—
Change in fair value of derivative instruments, net of tax	(1,618)	(1,558)	—
Foreign currency translation adjustments:
Unrealized loss on foreign currency translation	(9,671)	(8,052)	—
Income taxes	—	—
Unrealized loss on foreign currency translation, net of tax	(9,671)	(8,052)	—
Comprehensive income (loss), net	$(4,904)	$11,645	$26,799

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,264	$22,444	$21,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,213	27,893	20,878
Amortization of deferred financing costs	992	807	338
Asset impairment (recovery), net	—	(4,026)	18
Bargain purchase gain	—	—	(228)
Deferred income taxes	2,997	843	589
Stock-based compensation expense	1,025	579	738
(Gain) loss on sale of assets	274	(806)	(1)
Gain on sale of marketable securities	—	(365)	—
Changes in operating assets and liabilities:
Accounts receivable	(27,595)	(10,444)	(28,098)
Inventories	989	3,795	3,713
Prepaids and other assets	(9,553)	(9,542)	3,559
Payables and other	(6,394)	3,327	12,802
Accrued income taxes	(1,711)	(4,922)	2,935
Net cash provided by operating activities	3,501	29,583	38,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,504)	(40,158)	(27,441)
Investment in marketable securities	—	(2,000)	—
Acquisitions, net of cash acquired	195	(124,544)	(104,470)
Proceeds from sale of assets	11,480	5,762	518
Proceeds from sale of marketable securities	—	967	—
Net cash used in investing activities	(27,829)	(159,973)	(131,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	—	(4,246)
Payment of capital leases	(821)	(382)	—
Proceeds from long-term borrowings	153,900	182,500	123,250
Repayments of long-term borrowings	(121,589)	(39,877)	(24,539)
Payment of deferred financing costs	(5,529)	(776)	(1,963)
Proceeds from exercise of stock options	159	1,061	302
Net cash provided by financing activities	26,120	142,526	92,804
Effect of foreign currency exchange rate fluctuations on cash	(706)	(520)	—
Net increase in cash and cash equivalents	1,086	11,616	224
Cash and cash equivalents at beginning of period	12,014	398	174
Cash and cash equivalents at end of period	$13,100	$12,014	$398

Supplemental Cash Flow Information:
Cash paid for interest	$9,373	$3,862	$2,237
Cash paid for income taxes	$1,770	$7,995	$7,111

Non-cash Investing and Financing Activities:
Equipment acquired under capital lease	$—	$7,639	$—
Capital equipment included in accounts payable	$4,225	$5,415	$1,978

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
November 1, 2012	$169	$65,120	$73,425	$(31,311)	$107,403
Net income	—	—	21,570	—	21,570
Other comprehensive income, net of tax	—	—	—	5,229	5,229
Payment of dividends	—	—	(4,246)	—	(4,246)
Exercise of stock options	1	301	—	—	302
Stock options compensation cost	—	738	—	—	738
Tax benefit on stock options	—	153	—	—	153
October 31, 2013	$170	$66,312	$90,749	$(26,082)	$131,149
Net income	—	—	22,444	—	22,444
Other comprehensive loss, net of tax	—	—	—	(10,799)	(10,799)
Exercise of stock options	2	1,059	—	—	1,061
Stock-based compensation cost	—	579	—	—	579
Tax benefit on stock options	—	85	—	—	85
October 31, 2014	$172	$68,035	$113,193	$(36,881)	$144,519
Net income	—	—	8,264	—	8,264
Other comprehensive loss, net of tax	—	—	—	(13,168)	(13,168)
Exercise of stock options	1	158	—	—	159
Stock-based compensation cost	—	1,025	—	—	1,025
Tax benefit on stock options	—	116	—	—	116
October 31, 2015	$173	$69,334	$121,457	$(50,049)	$140,915

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Summary of Significant Accounting Policies
General
The Company is a leading global supplier of lightweighting and NVH solutions to the automotive, commercial vehicle and industrial markets. The Company offers one of the broadest portfolio of lightweighting solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys. Shiloh delivers these solutions through the design and manufacturing of its BlankLight,™ CastLight™ and StampLight™ brands. Shiloh delivers solutions in body, chassis and powertrain systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEM's. The Company has twenty-eight wholly-owned subsidiaries at locations in Asia, Europe and North America as well as a 55% ownership of a joint venture in China with no operating activity for the fiscal year ended October 31, 2015.
MTD Holdings Inc. (the parent of MTD Products Inc.) and the MTD Products Inc. Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products Inc. owned approximately 48.5% of the Company's outstanding shares of Common Stock as of October 31, 2015, making MTD Holdings Inc. and MTD Products Inc. related parties of the Company.
Principles of Consolidation
The consolidated financial statements include the accounts of Shiloh Industries, Inc., all wholly-owned subsidiaries and the joint venture in China. All significant intercompany transactions have been eliminated.
Revenue Recognition
The Company recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. The Company enters into tooling contracts with customers in the development of molds, dies and tools (collectively, "tooling")to be sold to such customers.  Revenue is recognized when the tooling is delivered and accepted by the customer. The Company also may progress bill for certain tooling being constructed for its customers. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between the Company and customer and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pre-production and development costs
The Company enters into contractual agreements with certain customers to develop molds, dies and tools (collectively, "tooling"). All such tooling contracts relate to parts that the Company will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets is based upon the period of reimbursement from customer as either short-term or long-term.
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
Employee Benefit Plans
The Company accrues the cost of U.S. defined benefit pension plans, which are frozen in accordance with Statement of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 715 "Compensation - Retirement Benefits." The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. As of October 31, 2015, approximately 95% of employees of the Company participated in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to 16 former employees.
Stock-Based Compensation
The Company records compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between three months to four years.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and foreign income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and, to a lesser extent because of inherent uncertainty, the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company's tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. The Company recognizes liabilities for uncertain income tax positions based on the Company's estimate of whether, and the extent to which, additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries or to pay down third party European debt. As of October 31, 2015, there was approximately $3,384 of undistributed foreign subsidiary earnings. The income tax liability that would result had such earnings been repatriated is estimated at $1,184.
Impairment of Long-Lived and Intangible Assets
The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was $28,843 as of October 31, 2015, or 4.3% of its total assets, and $30,887 as of October 31, 2014, or 4.9% of its total assets.

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

To quantitatively test goodwill for impairment, the Company estimates the fair value and compares the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margin assumptions included in the plans are based on current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as net income (loss) less changes in stockholders' equity from non-owner sources which, for the Company in the periods presented, consists of foreign currency translations, interest rate swaps, marketable securities and pension related liability adjustments.
Statement of Cash Flows Information
Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. A substantial majority of the Company’s cash and cash equivalent bank balances exceeded federally insured limits at October 31, 2015. Cash in foreign subsidiaries totaled $13,907 and $11,921 at October 31, 2015 and October 31, 2014, respectively.
Concentration of Risk
    The Company sells products to customers primarily in the automotive, commercial vehicle and industrial markets. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers' financial condition. The allowance for non-collection of accounts receivable is based on the expected collectability of all accounts receivable. Losses have historically been within management's expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 19-Business Segment Information for discussion of concentration of revenues.

The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Foreign Currency Translation

Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), the Company's Netherlands and Swedish holding companies, and all the Company's U.S. subsidiaries have the U.S. dollar as their functional currency. For all other entities, the functional currency is their respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the consolidated statements of income.

Guarantees
The Company has certain indemnification clauses within its Credit Agreement (as defined below) and certain lease agreements that are considered to be guarantees within the scope of FASB ASC Topic 460, "Guarantees." The Company does not consider these guarantees to be probable, and the Company cannot estimate their maximum exposure. Additionally, the Company's exposure to warranty-related obligations is not material.

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
In the current year, the Company reclassified certain prior year amounts related to tooling from inventory to prepaid expenses to conform with the current year presentation. Such reclassification is reflected in the consolidated financial statements and the related notes thereto, and resulted in a reclassification of $29,460 from inventory to prepaid expenses as of October 31, 2014.
Other New Accounting Standards
In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment;Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.
In September 2015, FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations." ASU 2015-16 simplifies the accounting for measurement-period adjustments by requiring adjustments to provisional amounts in a business combination to be recognized in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-16 will have a material impact on its statement of financial position or financial statement disclosures.
In July 2015, the FASB issued ASU 2015-11, "Inventory." ASU 2015-11 simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect ASU 2015-11 will have a material impact on its statement of financial position or financial statement disclosures.
In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." ASU 2015-10 amends a wide range of topics in the existing codification. ASU 2015-10 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, although early adoption is permitted, including adoption in an interim period. The Company does not expect ASU 2015-10 will have a material impact on its statement of financial position or financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 was amended in June 2015 to note that there are no requirements in the presentation or subsequent measurement of the debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-03 will have a material impact on its statement of financial position or financial statement disclosures.
In August 2014, the FASB issued ASU No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company November 1, 2017. The Company will prospectively apply the guidance as applicable and does not expect ASU 2014-15 to have a material impact on its statement of financial position or financial statement disclosures.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions and does not expect ASU 2014-08 to have a material impact on its statement of financial position or financial statement disclosures.

Note 2-Acquisitions

Radar Industries, Inc.

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014 (the "Radar Agreement"), with Radar Industries, Inc., and Radar Mexican Investments, LLC (together "Radar"), which produce engineered metal stampings and machined parts for the motor vehicle industry.

The Company acquired Radar to further its investment in stamping technologies and expand the diversity of its customer base, product offering and geographic footprint. Radar's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.

The aggregate fair value of consideration transferred in connection with the Radar Agreement was $57,874 ($57,799 net of cash acquired) in cash on the date of acquisition. Of this amount, $6,500 in cash was placed into escrow, to serve as security for any indemnification claims made by the Company under the Radar Agreement. During July 2015, certain settlements occurred resulting in $1,296 in escrow funds being returned to the Company for indemnification of claims and $195 in escrow funds returned as a reduction in the final purchase price. To date, $2,759 in escrow funds have been released to Radar, leaving a remaining escrow balance of $2,250 at October 31, 2015 which is expected to be settled by September of 2016.

The acquisition of Radar has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The final price allocation was as follows:

Cash and cash equivalents	$75
Accounts receivable	14,136
Inventory	13,144
Prepaid assets and other	2,780
Property, plant and equipment	25,922
Goodwill	14,053
Intangible assets	6,380
Accounts payable and other	(18,811)
Net assets acquired	$57,679

The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely inventory, property, plant and equipment and intangible assets. Changes in the final purchase price allocation, as compared to the preliminary purchase price allocation, were primarily a result of a decrease of $2,486 in inventory, an increase in prepaid assets and other assets of $2,685 and an increase in goodwill of $300.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Radar. All of the goodwill was allocated to a wholly owned subsidiary of the Company. The total amount of goodwill expected to be deductible for tax purposes is $30,648 and is estimated to be deductible over approximately 15 years through October, 2029.

Of the $6,380 of acquired intangible assets, $4,000 was assigned to customers that have a useful life of 14 years, amortizable through September 2028, $2,300 was assigned to developed technologies with an useful life of 10 years, amortizable through September 2024 and $80 was assigned to a non-compete agreement with an useful life of 5 years, amortizable through September 2019. The Company utilized a third party to assist in assigning a fair value to acquired assets. The total amount of identifiable intangible assets expected to be deductible for tax purposes is $6,380 and is deductible over 15 years through September 2029.

Finnveden Metal Structures

On June 30, 2014, Shiloh Holdings Sweden AB, a wholly-owned subsidiary of the Company, entered into and consummated the transactions contemplated by the Share Sale and Purchase Agreement, dated May 21, 2014, (The "FMS Agreement") with FinnvedenBulten AB and Finnveden AB ("Finnveden"), a wholly-owned subsidiary of FinnvedenBulten AB, a producer of aluminum and steel stampings and magnesium die cast and machined parts for the motor vehicle industry.

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

The acquisition of Finnveden has been accounted for using the acquisition method in accordance with FASB ASC Topic 805, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities were recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The final purchase price allocation was as follows:

Cash and cash equivalents	$6,222
Accounts receivable	29,744
Inventory	18,711
Prepaid expenses	11,828
Property, plant and equipment	37,474
Goodwill	6,681
Intangible assets	136
Other non-current assets	3,676
Accounts payable and other	(36,416)
Long term liabilities	(5,438)
Net assets acquired	$72,618

The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely inventory, property, plant and equipment and intangible assets. Changes in the final purchase price allocation, as compared to the preliminary purchase price allocation, were primarily a result of a decrease in inventory of $8,147, an increase in prepaid expenses of $8,147 and an increase of $2,006 in property, plant and equipment. Goodwill and intangible assets decreased $1,123 and $1,000, respectively.

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

The $136 of acquired intangible assets was assigned to customers that have a useful life of 10 years, amortized through June 2024. The fair value assigned to identifiable intangible assets acquired have been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company utilized a third party to assist in assigning a fair value to acquired intangible assets. The Company does not expect that the total amount of identifiable intangible assets will be deductible for tax purposes under current Polish or Swedish tax law.

Prior Year Acquisitions

On June 11, 2013, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement with Contech Castings, LLC and its subsidiary Contech Casting Real Estate Holdings, LLC (together "Contech"). Under the terms of the Agreement, the Company acquired certain assets and assumed certain specified liabilities for $42,536, which consisted of $42,187 in cash on the date of the acquisition after adjustments in working capital, certain assumed liabilities and amounts of capital expenditures. The acquisition closed on August 2, 2013.

On December 13, 2012, the Company acquired certain assets of Atlantic Tool & Die - Alabama, Inc. ("Anniston") for $6,347. The results of operations for Anniston are included in the Company's consolidated financial statements from the date of acquisition.
On December 28, 2012, the Company acquired Pleasant Prairie ("Albany-Chicago") for aggregate fair value consideration transferred of $55,935 after considering working capital adjustments. Pleasant Prairie's results of operations are reflected in the Company's consolidated statements of income from the acquisition date.
Acquisition Related Costs

In fiscal years 2015, 2014, and 2013, the Company expensed approximately $433, $3,450 and $1,300, respectively, of acquisition related costs.

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

During fiscal 2013, the Company recorded an asset impairment charge of $483 to reduce the real property of the Company's Anniston facility to a fair value based on an independent assessment that considered recent sales of similar properties, changes in market conditions and an income based valuation approach.

Note 4—Accounts Receivable
Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $821 and $601 at October 31, 2015 and 2014, respectively. The Company recognized net bad debt expense of $210, $153 and $98 during fiscal 2015, 2014, and 2013, respectively, in the consolidated statements of income.
The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive industry.

Note 5—Inventories
Inventories consist of the following:

	October 31,
	2015	2014
Raw materials	$31,864	$36,417
Work-in-process	10,994	12,044
Finished goods	15,321	13,382
Total inventories	$58,179	$61,843

Total cost of inventory is net of lower of cost of market reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,347 and $2,051 at October 31, 2015 and 2014, respectively.

Refer to Note 1 - Prior Year Reclassifications regarding the reclassification of certain prior year amounts related to tooling from inventory to prepaid expenses.

Note 6—Prepaid Expenses

Prepaid expenses consist of the following:

	October 31,
	2015	2014
Tooling	$40,658	$35,281
Prepaid other	7,609	6,166
Total	$48,267	$41,447

Customer reimbursed tooling is for tooling related to new program awards that go into production over the next two years.

Refer to Note 1 - Prior Year Reclassifications regarding the reclassification of certain prior year amounts related to tooling from inventory to prepaid expenses.

Note 7—Other Assets

	October 31,
	2015	2014
Other assets consist of the following:
Deferred financing costs, net	$6,818	$2,280
Tooling	1,499	2,642
Other	3,192	523
Total	$11,509	$5,445

    Deferred financing costs are amortized over the term of the debt. During fiscal 2015, 2014, and 2013, amortization of these costs amounted to $992 , $807, and $338, respectively. Accumulated amortization was $4,266 and $3,274 as of October 31, 2015 and 2014, respectively. During 2015, the Company capitalized $5,529 of costs related to the Credit Agreement (as defined above).

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 8—Property, Plant and Equipment
    Property, plant and equipment consist of the following:

	October 31,
	2015	2014
Land and improvements	11,330	11,452
Buildings and improvements	118,166	117,776
Machinery and equipment	495,481	455,482
Furniture and fixtures	13,901	11,161
Construction in progress	51,252	52,345
Total, at cost	690,130	648,216
Less: Accumulated depreciation	409,870	373,388
Property, plant and equipment, net	$280,260	$274,828
Depreciation expense was $31,918, $25,638, and $20,878 in fiscal 2015, 2014, and 2013, respectively.
    During the years ended October 31, 2015 and 2014, interest capitalized as part of property, plant and equipment was $526 and $272, respectively. The Company had unpaid capital expenditures included in accounts payable of approximately $4,225 and $5,415 at October 31, 2015 and 2014, respectively, and consequently such amounts are excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2015 and 2014. The Company has commitments for capital expenditures of $16,600 at October 31, 2015 that are expected to be incurred in 2016.
Capital Leases:

	October 31,
	2015	2014
Leased Property:
Machinery and equipment	$7,019	$7,639
Less: Accumulated depreciation	$1,142	$367
Leased property, net	$5,877	$7,272

Future minimum rental payments to be made under capital leases at October 31, 2015 are as follows:

Twelve Months Ending October 31,
2016	856
2017	872
2018	888
2019	617
2020	393
Thereafter	1,808
5,434
Plus amount representing interest ranging from 3.05% to 3.77%	679
Total obligations under capital leases	$6,113

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9—Financing Arrangements
Debt consists of the following:

	October 31,
	2015	2014
Credit Agreement —interest at 4.44% and 2.15% at October 31, 2015 and October 31, 2014, respectively	$293,300	$260,500
Equipment security note	1,496	1,985
Capital lease obligations	5,434	6,967
Insurance broker financing agreement	723	568
Total debt	300,953	270,020
Less: Current debt	2,080	1,918
Total long-term debt	$298,873	$268,102

At October 31, 2015, the Company had total debt, excluding capital leases, of $295,519, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $293,300 and fixed rate debt of $2,219. The weighted average interest rate of all debt was 2.82% and 2.08% for fiscal years 2015 and 2014, respectively.

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013 (the "Credit Agreement"), with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

On October 30, 2015, the Company executed a Fifth Amendment (the "Fifth Amendment") to the Credit Agreement that increases the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment reduces various cumulative baskets, provides a new basket for certain investments in China, and permits the Company to issue up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provides for a consolidated fixed charge coverage ratio, and provides for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, the Company executed a Fourth Amendment to the Credit Agreement that allows for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the existing revolving commitments of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval, and the Company obtaining commitments for such increase.

The Fourth Amendment includes scheduled commitment reductions beginning after January 30, 2016 as well as scheduled commitment reductions totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments.
Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 4.0% and on base rate loans of 0.50% to 3.0%, depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2015 and October 31, 2014.

After considering letters of credit of $4,230 that the Company has issued, unused commitments under the Credit Agreement was $62,470 at October 31, 2015.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Borrowings under the Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 3, 2015, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.95% and requires monthly payments of $104 through May 2016. As of October 31, 2015, $723 of principal remained outstanding under this agreement and was classified as current debt in the Company’s consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2015, $1,496 of principal remained outstanding under this agreement and $501 was classified as current debt and $995 was classified as long term debt in the Company’s consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of October 31, 2015, the present value of minimum lease payments under its capital leases amounted to $5,434.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (as described above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 with the final notional amount to commence on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $1,618, net of tax, for the fiscal year ended October 31, 2015 and $1,558, net of tax, for the fiscal year ended October 31, 2014, which is reflected in other comprehensive loss. The first and second base notional amounts of $25,000 each or $50,000 total that commenced during 2015 resulted in realized losses of $433 of interest expense related to the interest rate swap settlements.

Scheduled repayments under the terms of the Credit Agreement and repayments of other debt are listed below:

Twelve Months Ending October 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total

2016	$—	$501	$856	$723	$2,080
2017	—	513	872	—	1,385
2018	—	482	888	—	1,370
2019	293,300	—	617	—	293,917
2020	—	—	393	—	393
Thereafter	—	—	1,808	—	1,808
Total	$293,300	$1,496	$5,434	$723	$300,953

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10—Goodwill and Intangible Assets

Goodwill:
In accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other," goodwill, and any other intangible asset having an indefinite useful life, must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. The Company conducts its review for goodwill impairments on September 30 of each year. Goodwill impairment testing is performed at the reporting unit. The fair value is determined and compared to the carrying value. If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required. At the time of goodwill impairment testing, values are estimated for goodwill, incorporating discount rates commensurate with the risks involved. An optional qualitative assessment may alleviate the need to perform the quantitative goodwill impairment test when impairment is unlikely. The Company performed a quantitative assessment at the reporting unit level in 2015 and 2014 and concluded that there was no impairment of goodwill in either year.
The changes in the carrying amount of goodwill are as follows:

Balance October 31, 2013	$6,768
Acquisitions	24,887
Foreign currency translation and other	(768)
Balance October 31, 2014	30,887
Acquisitions, including adjustments on prior year acquisitions	(488)
Foreign currency translation and other	(1,556)
Balance October 31, 2015	$28,843

Intangibles:

The changes in the carrying amount of finite intangible assets for the years ended October 31, 2015 and 2014 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2013	$12,691	$2,571	$434	$1,747	$162	$17,605
Acquisitions and purchase accounting adjustments	4,456	2,300	—	—	—	6,756
Amortization expense	(1,183)	(560)	(372)	(123)	(17)	(2,255)
Foreign currency translation and other	(108)	—	—	—	—	(108)
Balance October 31, 2014	15,856	4,311	62	1,624	145	21,998
Acquisitions and purchase accounting adjustments	(320)	—	80	—	—	(240)
Amortization expense	(1,305)	(771)	(79)	(124)	(16)	(2,295)
Foreign currency translation and other	80	—	—	—	—	80
Balance October 31, 2015	$14,311	$3,540	$63	$1,500	$129	$19,543

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

		October 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	13.2	$17,598	$(3,259)	$(28)	$14,311
Developed technology	7.3	5,007	(1,467)	—	3,540
Non-compete	2.3	824	(761)	—	63
Trade name	14.8	1,875	(375)	—	1,500
Trademark	10.0	166	(37)	—	129
Total intangible assets		$25,470	$(5,899)	$(28)	$19,543

	October 31, 2014
	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	$17,918	$(1,954)	$(108)	$15,856
Developed technology	5,007	(696)	—	4,311
Non-compete	744	(682)	—	62
Trade name	1,875	(251)	—	1,624
Trademark	166	(21)	—	145
Total intangible assets	$25,710	$(3,604)	$(108)	$21,998
Total amortization expense for the years ended October 31, 2015, 2014, and 2013 was $2,295, $2,255, and $1,349, respectively. Amortization expense related to intangible assets for the following fiscal years ending is estimated to be as follows:

2016	2,262
2017	2,262
2018	2,127
2019	1,719
2020	1,705
Thereafter	9,468
$19,543

Note 11—Operating Leases
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
The longest lease term of the Company's current leases extends to May 2029. Rent expense under operating leases for fiscal years 2015, 2014, and 2013 was $8,449, $4,613 and $2,203, respectively. Future minimum lease payments under operating leases are as follows at October 31, 2015:

2016	$9,580
2017	8,915
2018	7,926
2019	6,906
2020	5,961
Thereafter	6,216
Total commitments under non-cancelable operating leases	$45,504

Note 12—Employee Benefit Plans
The Company maintains pension plans, which are frozen, covering its eligible employees. The Company also provides an unfunded postretirement health care benefit plan for 16 retirees and their dependents. The measurement date for the Company's employee benefit plans coincides with its fiscal year end, October 31.

Obligations and Funded Status U.S. Plans At October 31

	Pension Benefits		Other Post Retirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$(88,590)	$(85,128)	$(639)	$(894)
Interest cost	(3,466)	(3,749)	(24)	(38)
Actuarial gain (loss)	563	(4,388)	180	277
Benefits paid	4,666	4,675	60	16

Benefit obligation at end of year	(86,827)	(88,590)	(423)	(639)
Change in plan assets:
Fair value of plan assets at beginning of year	65,861	60,956	—	—
Actual return on plan assets	1,690	5,206	—	—
Employer contributions	3,770	4,374	60	16
Benefits paid	(4,666)	(4,675)	(60)	(16)

Fair value of plan assets at end of year	66,655	65,861	—	—

Funded status, benefit obligations in excess of plan assets	$(20,172)	$(22,729)	$(423)	$(639)

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2015	2014	2015	2014
Other accrued expenses	$(3,840)	$(3,910)	$(63)	$(62)
Long-term benefit liabilities	(16,332)	(18,819)	(360)	(577)
Total	$(20,172)	$(22,729)	$(423)	$(639)

Components of Net Periodic Benefit Cost U.S. Plans
	Pension Benefits			Other Post Retirement Benefits
	2015	2014	2013	2015	2014	2013
Interest cost	$3,466	$3,749	$3,260	$24	$38	$34
Expected return on plan assets	(4,698)	(4,281)	(3,735)	—	—	—
Settlement	—	—	1,102	—	—	—
Amortization of net actuarial loss	1,186	1,074	1,392	28	41	48
Net periodic benefit cost	$(46)	$542	$2,019	$52	$79	$82
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
The Company expects to recognize in the consolidated statements of income the following amounts that will be amortized from accumulated other comprehensive loss in fiscal 2016.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,239	$12

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive income:

	Pension Benefits		Other Post Retirement Benefits
	2015	2014	2015	2014

Net actuarial loss	$44,928	$43,669	$153	$361

Recognized in accumulated other comprehensive income	$44,928	$43,669	$153	$361

Additional Information on U.S. Plans

	Pension Benefits		Other Post Retirement Benefits
	2015	2014	2015	2014
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(1,259)	$(2,390)	$208	$318

Assumptions for U.S. Plans:

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits			Other Post Retirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.20%	4.00%	4.50%	4.20%	4.00%	4.50%

	Pension Benefits			Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.50%	3.75%	4.00%	4.50%	3.75%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2015, the assumptions used to determine net periodic benefit costs were established at October 31, 2014, while the assumptions used to determine the benefit obligations were established at October 31, 2015

The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") for the U.S. Plans as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2015 the discount rate from the use of the Principal Curve was 4.20%, an increase of 0.20% from a year ago that resulted in a decrease of the benefit obligation of approximately $215.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	October 31,
Assumed health care trend rates	2015	2014
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.8%	6.5%
Year that the rate reaches the ultimate trend rate	2018	2015

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company's trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2015:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on post retirement obligation	$30	$(27)
Plan Assets - U.S. Plan Assets
The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each U.S. plan when pension contributions are funded. The Company's pension plan weighted-average asset allocations at October 31, 2015 and 2014, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2015	2014
Asset Category
Equity securities	0-70%	60%	59%
Debt securities	0-70%	34%	35%
Real estate	0-10%	6%	6%

Total		100%	100%

The Company's investment policy for assets of the U.S. plans is to obtain a reasonable long-term return consistent with the level of risk assumed. The Company also seeks to control the cost of funding the plans within prudent levels of risk through the investment of plan assets and the Company seeks to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the return to the plans consistent with market and economic risk.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments totaling $66,655 at October 31, 2015 and $65,861 at October 31, 2014 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements		Fair Value Measurements
	at October 31, 2015 Using		at October 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. Plans					Valuation Technique
Investments
Equity
Large U.S. Equity	$9,515	$12,302	$10,012	$13,368	Market
Small/Mid U.S. Equity	6,108	2,688	6,079	2,670	Market
International Equity	9,478	—	6,611	—	Market
Fixed Income
Government	—	298	—	284	Market
Corporate	17,832	4,547	16,162	6,788	Market
Real Estate (Primarily Commercial)	—	3,887	—	3,887	Market
Total Investments	$42,933	$23,722	$38,864	$26,997

Non-U.S. Plans
Insurance Contracts	$696	$—	$510	$—	Market

Cash Flows
Contributions
The Company expects to contribute $4,570 to its U.S. pension plans in fiscal 2016, compared to $3,770 funded in fiscal 2015.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2016	$3,840	$63
2017	4,190	49
2018	3,960	41
2019	4,530	40
2020	4,650	39
2021-2025	24,360	129

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations are $696 at the end of fiscal 2015 and $510 at the end of fiscal 2014. The liability represents the present value of future obligations and is calculated on actuarial basis.

The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Defined Contribution Plans

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans for its United States locations. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. The Company recorded an expense related to the matching program for the fiscal years ended 2015, 2014 and 2013 of $3,845, $3,230 and 2,195, respectively.

Note 13—Other Fair Value Financial Instruments

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at October 31, 2015 and 2014 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2014:
Interest Rate Swap Contracts	$(2,510)	$(2,510)	Income Approach
Marketable Securities	1,045	1,045	Income Approach
October 31, 2015:
Interest Rate Swap Contracts	(4,989)	(4,989)	Income Approach
Marketable Securities	$356	$356	Income Approach

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
Assets and liabilities measured at fair value on a nonrecurring basis at October 31, 2015 and 2014 are set forth in the table below:

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Asset	Level 3	Valuation Technique
October 31, 2014:
Goodwill	$24,887	$24,887	Income Approach
Intangible Assets	6,756	6,756	Income Approach
October 31, 2015:
Goodwill	(488)	(488)	Income Approach
Intangible Assets	$(240)	$(240)	Income Approach

Note 14—Earnings Per Share (amounts and number of shares in thousands except per share data)
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2015, 2014, and 2013, approximately 143, 117, and 225 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Years Ended October 31,
	2015	2014	2013
Net income available to common stockholders	$8,264	$22,444	$21,570
Basic weighted average shares	17,287	17,145	16,982
Effect of dilutive securities:
Stock options	23	70	48
Diluted weighted average shares	17,310	17,215	17,030
Basic earnings per share	$0.48	$1.31	$1.27
Diluted earnings per share	$0.48	$1.30	$1.27

Note 15—Stock Options and Incentive Compensation (amounts in thousands except number of shares and per share data)
For the Company, FASB ASC Topic 718, "Compensation – Stock Compensation," affects the stock options that have been granted and requires the Company to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. The Company has elected to use the simplified method of calculating the expected term of the stock options and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company's Incentive Plan activity during the years ended October 31, 2015, 2014, and 2013:

	Options		Restricted Stock Awards

Outstanding at:	Options	Weighted Average Exercise Price	Restricted Shares	Weighted Average Grant Date Fair Value

November 1, 2012	362,085	$9.99	80,257	$10.18
Options exercised or restricted stock vested	(47,804)	$6.28	(28,685)	$10.18
Forfeited or expired	(78,147)	$12.45	—	—
October 31, 2013	236,134	$9.93	51,572	$10.18
Granted	—	—	89,500	$19.65
Options exercised or restricted stock vested	(100,468)	$10.55	(17,191)	$10.18
Forfeited or expired	(12,333)	$7.19	(7,000)	$20.64
October 31, 2014	123,333	$9.69	116,881	$16.81
Granted	—	—	84,272	$11.22
Options exercised or restricted stock vested	(19,317)	$8.19	(68,648)	$14.99
Forfeited or expired	(13,350)	$11.80	(8,250)	$20.64
October 31, 2015	90,666	$9.70	124,255	$13.77

Restricted Stock Awards
The grant date fair value of each restricted stock award equals the market price of the Company's common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between three months and four years. During the years ended October 31, 2015, 2014, and 2013, the Company recorded compensation expense related to the restricted stock awards of $1,010, $429, and $282, respectively. As of October 31, 2015, there was approximately $1,336 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.

Stock Options
The exercise price of each stock option equals the market price of the Company's common stock on its grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting period. The Company's stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during fiscal years 2015, 2014, and 2013.
For the fiscal years ended October 31, 2015, 2014, and 2013, the Company recorded compensation expense related to the stock options that vested during the period, effectively reducing pretax income by $15, $150, and $456, respectively.
There were 90,666 options outstanding and exercisable as of October 31, 2015 with a weighted average exercise price of $9.70. Cash received from the exercise of options for the fiscal years ended October 31, 2015, 2014, and 2013 was $159, $1,061, and $302, respectively. At October 31, 2015, the options outstanding had an intrinsic value of $96 and the options exercisable had an intrinsic value of $96. Options that have an exercise price greater than the market price on October 31, 2015 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2015, 2014, and 2013 was $18, $652, and $485, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides additional information regarding options outstanding as of October 31, 2015:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$14.74	16,000	$14.74	16,000	1.29
$2.11	8,000	$2.11	8,000	3.12
$5.30	19,666	$5.30	19,666	3.78
$12.04	36,000	$12.04	36,000	5.11
$8.10	11,000	$8.10	11,000	6.15
Totals	90,666		90,666

Incentive Bonus Plans
The Company maintains a Management Incentive Plan ("MIP") to provide the Chief Executive Officer and certain eligible employees ("participants") incentives for superior performance. The MIP is administered by the Compensation Committee of the Board of Directors and entitles the participants to be paid a cash bonus based upon varying percentages of their respective salaries, the level of achievement of the corporate goals established by the Compensation Committee and specific individual goals as established by the Chief Executive Officer (for employees other than the CEO). For fiscal years 2015, 2014 and 2013, the Compensation Committee established goals for participants based on the Company's earnings before interest, taxes, depreciation and amortization and return on invested capital. The incentive depends upon meeting the operating targets and, for participants at an operating unit, 50% is based upon attaining the corporate goals for the Company's performance. For fiscal 2015, the Company did not meet the established targets and therefore participants were not eligible for a bonus payout under the MIP. For fiscal 2014, participants in the MIP received an aggregate bonus of $3,360 under the MIP, which was paid in the first quarter of fiscal 2015. For fiscal 2013, participants in the MIP received an aggregate bonus of $3,293 under the MIP, which was paid in the first quarter of fiscal 2014.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 16—Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2015	2014	2013
Domestic	$16,774	$28,200	$30,814
Foreign	(5,260)	(1,009)	1,361

Total	$11,514	$27,191	$32,175
The components of the provision for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2015	2014	2013
Current:
Federal	$(455)	$3,684	$8,427
State and local	367	210	1,338
Foreign	491	74	261

Total current	403	3,968	10,026
Deferred:
Federal	4,501	3,069	427
State and local	208	58	152
Foreign	(1,862)	(2,348)	—

Total deferred	2,847	779	579

Provision	$3,250	$4,747	$10,605

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2015	2014
Deferred tax assets:
Accrued compensation and benefits	$1,794	$1,524
Inventory	738	886
State depreciation adjustments and loss carryforwards	2,167	1,739
Pension obligations and post retirement benefits	6,020	7,766
Foreign net operating loss	4,548	2,626
Other accruals, reserves and tax credits	2,567	3,032
Goodwill and intangible amortization	8,280	9,414
Foreign currency translation	107	24
Interest rate swap	1,811	952

Total deferred tax assets	28,032	27,963
Less: Valuation allowance	(5,350)	(3,630)

Total deferred tax assets	22,682	24,333
Deferred tax liabilities:
Fixed assets	(20,694)	(20,193)
Prepaid expenses and other	(900)	(778)

Net deferred tax asset	$1,088	$3,362

Change in net deferred tax asset:
Provision for deferred taxes	$(2,847)	$(779)
Purchase accounting adjustments	51	663
Unrecognized tax benefit adjustments	(200)	(64)
Components of other comprehensive income:
Pension and post retirement benefits	(387)	783
Velocys investment	248	(53)
Interest rate swap	861	952
Total change in net deferred tax asset	$(2,274)	$1,502

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Activities and balances of unrecognized tax benefits for 2015, 2014, and 2013 are summarized below:

	Years Ended October 31,
	2015	2014	2013
Balance at beginning of year	$1,068	$1,183	$1,247
Additions based on tax positions related to the current year	48	35	54
Additions for tax positions of prior years	36	—	—
Reductions based on tax positions related to the current year	(60)	(5)	—
Reductions for tax positions of prior years	(9)	(3)	(61)
Reductions as result of lapse of applicable statute of limitations	(450)	(142)	(57)

Balance at end of year	$633	$1,068	$1,183

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $416 at October 31, 2015 and $700 at October 31, 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $224 of benefit in 2015 and $136 of expense in 2014 for interest and penalties. The Company had accrued $669 at October 31, 2015 and $893 at October 31, 2014 for the payment of interest and penalties.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2012 and no longer subject to non-U.S. income tax examinations for calendar years ending prior to December 31, 2010. The Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

In September 2013 and August 2014, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014. Management assessed the impact of the regulations and does not expect they will have a material impact on the Company's financial statements.

A valuation allowance of $5,350 remains as of October 31, 2015 for deferred tax assets whose realization remains uncertain at this time. The comparable amount of the valuation allowance at October 31, 2014 was $3,630. The net increase in the valuation allowance of $1,720 relates to an increase of $404 related to state operating loss carry forwards, an increase of $1,136 related to Swedish operating loss carry forwards during the current period, an increase of $60 related to Netherlands operating loss carry forwards and an increase of $120 related to China operating loss carry forwards.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2015	2014	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.6	0.7	3.5
Valuation allowance change	15.3	(6.6)	(1.7)
Domestic tax credits	(1.9)	(0.8)	(0.8)
Domestic production activities deduction	(3.1)	(2.8)	(2.9)
Foreign operations	(5.1)	(1.8)	0.9
Stock option expense	—	—	0.2
Adjustment of uncertain tax positions	(3.3)	(0.7)	(0.1)
Provision to return adjustment for tax law extensions subsequent to year-end	(9.6)	(9.1)	—
Change in legislation - Mexico	—	2.1	(1.4)
Other	0.3	1.5	0.3

Effective income tax rate	28.2%	17.5%	33.0%
At October 31, 2015, the Company had foreign operating loss carryforward benefits in Sweden, Netherlands, China and Mexico. The Swedish foreign operating loss carry forward benefit is approximately $3,118 with a valuation allowance of $3,106, which can be carried forward indefinitely. The Company established full valuation allowances against the Netherlands operating loss carry forward benefit of $60 which has a nine year carry forward period and a full valuation allowance against the China operating loss carry forward benefit of $120, which has a five year carry forward period.
In addition, the Company had Mexican foreign operating loss carry forward benefits of approximately $1,251 as of October 31, 2015, which will expire between 2018 - 2025. There is no valuation allowance against the Mexican operating loss as the Company expects to fully utilize the benefit within the carry forward period.
Domestically, the Company has various state net operating loss carry forward benefits. As of October 31, 2015 and 2014, the Company had state net operating loss carry forward benefits of $1,839 and $1,413 with a valuation allowance of $1,817 and $1,413, respectively, which will expire between 2016 and 2035. The table below summarizes the various country operating losses and associated valuation allowances.

Jurisdiction	NOL Carryforward	NOL Tax Benefit	Valuation Allowance	Expiration
Netherlands	$329	$60	$60	2024
Sweden	14,172	3,118	3,106	Indefinite
China	478	120	120	2020
Mexico	4,171	1,251	0	2018-2025
U.S. (State)	23,149	1,839	1,817	2016-2035
Total before Foreign Tax Credit	$42,299	$6,388	$5,103

U.S. Federal (Foreign Tax Credit)	—	—	247
Total	$42,299	$6,388	$5,350
The Company paid income taxes, net of refunds, of $1,770 and $7,995 in 2015 and 2014, respectively. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries or pay down European debt. As of October 31, 2015, there was approximately $3,384 of undistributed foreign subsidiary earnings. The income tax liability that would result had such earnings been repatriated is estimated at $1,184.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 17—Accumulated Other Comprehensive Loss

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2013	$(26,082)	$—	$—	$—	$(26,082)
Other comprehensive income (loss)	(3,186)	465	(1,558)	(8,052)	(12,331)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,897	(365)	—		1,532
Net current-period other comprehensive income (loss)	$(1,289)	$100	$(1,558)	$(8,052)	$(10,799)
Balance at October 31, 2014	$(27,371)	$—	$(1,558)	$(8,052)	$(36,881)
Other comprehensive loss	(2,265)	(441)	(2,051)	(9,671)	(14,428)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	827	—	433	—	1,260
Net current-period other comprehensive loss	(1,438)	(441)	(1,618)	(9,671)	(13,168)
Balance at October 31, 2015	$(28,809)	$(341)	$(3,176)	$(17,723)	$(50,049)
(1) Amounts reclassified from accumulated other comprehensive income (loss), net of tax are classified with manufacturing expenses included in cost of goods sold on the statements of income.

Note 18—Related Party Transactions
The Company had sales to MTD Products Inc. and its affiliates of $6,411, $6,756, and $7,645 for fiscal years 2015, 2014, and 2013, respectively. At October 31, 2015 and 2014, the Company had receivable balances of $1,092 and $533, respectively, due from MTD Products Inc. and its affiliates, and no amounts were due to MTD Products Inc. at those dates.
As of October 31, 2015, the Company had one joint venture in China. While the joint venture is consolidated in the Company's operations, activities in 2015 were minimal.
On March 11, 2014, the Company entered into a supplier agreement with Velocys. As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a market allowance paid of $473 that is being amortized over the remaining life of the related supplier agreement. During fiscal 2014, the Company sold a portion of the Velocys stock and realized a gain of $365. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative mark-to-market unfavorable adjustment of $441, net of tax, was recorded as a loss to other comprehensive loss for the fiscal year ended October 31, 2015. A cumulative mark-to-market favorable adjustment of $100 net of tax, was recorded as a gain to other comprehensive income for the fiscal year ended October 31, 2014.
The Company had sales to Velocys of $1,372 for fiscal year 2015. There were no sales for fiscal years 2014, and 2013. At October 31, 2015, the Company had receivable a receivable balance of $9 due from Velocys. During 2015, Velocys reimbursed the Company $3,200 for certain equipment specific to development of prototypes and production parts for Velocys.

Note 19—Business Segment Information
The Company conducts its business and reports its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the SLT, which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.
Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 15.9%, 10.8%, and 5.9% of total revenues for fiscal years 2015, 2014 and 2013, respectively. Long-lived assets consist primarily of net property, plant and equipment.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Revenues			Long-Lived Assets
	2015	2014	2013	2015	2014	2013
Europe	$133,863	$49,060	$—	$43,670	$44,151	$—
Mexico	41,827	45,902	41,524	24,509	24,611	16,403
United States	933,505	783,782	658,662	276,407	267,001	208,771
Total company	$1,109,195	$878,744	$700,186	$344,586	$335,763	$225,174
The foreign currency gain or loss is included as a component of other income (expense) in the consolidated statements of income.

	Foreign Currency (Gain) Loss
	2015	2014	2013
Europe	$(23)	$109	$—
Mexico	$(483)	$(111)	$(141)
The following details customers that accounted for more than 10% of the Company's revenues in fiscal 2015, 2014 and 2013:

	Revenues
Customer	2015	2014	2013
FCA	17.4%	13.9%	15.6%
General Motors	15.5%	16.4%	20.9%

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 20—Quarterly Results of Operations (Unaudited)
(amounts in thousands except per share data)

For the Year Ended October 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$256,909	$280,175	$275,201	$296,910
Gross profit	18,677	27,955	20,249	20,205
Operating income (loss)	4,430	10,409	7,517	(593)
Provision (benefit) for income taxes	627	2,665	2,480	(2,522)
Net income (loss)	$2,443	$6,353	$1,981	$(2,513)
Net income (loss) per share basic	$0.14	$0.37	$0.11	$(0.14)
Net income (loss) per share diluted	$0.14	$0.37	$0.11	$(0.14)
Weighted average number of shares:
Basic	17,215	17,211	17,227	17,292
Diluted	17,255	17,236	17,246	17,292

For the Year Ended October 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$183,539	$208,972	$216,389	$269,844
Gross profit	17,846	21,001	22,100	18,654
Operating income	8,021	12,699	9,726	719
Provision (benefit) for income taxes	2,181	3,620	335	(1,389)
Net income	$4,939	$8,129	$8,349	$1,027
Net income per share basic	$0.29	$0.48	$0.49	$0.05
Net income per share diluted	$0.29	$0.47	$0.49	$0.05
Weighted average number of shares:
Basic	17,113	17,081	17,118	17,180
Diluted	17,208	17,158	17,175	17,229

Note 21—Commitments and Contingencies

Litigation
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of its officers (Mr. Ramzi Hermiz and Mr. Thomas Dugan).  The lawsuit claims in part that the Company issued inaccurate information to investors about, among other things, the Company’s earnings and income and its internal controls over financial reporting for the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934.  The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company's common stock between March 9, 2015 and September 14, 2015, inclusive. On December 8, 2015, the United States District Court for the Southern District of New York appointed the lead plaintiff and the counsel for the class.
In addition, from time to time, the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of its business. The Company vigorously defends itself against such claims. In future periods, the Company could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including its assessment of the merits of the particular claims, the Company does not expect that its legal proceedings or claims will have a material impact on its future consolidated financial condition, results of operations or cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company's management, including the PEO and PFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company's PEO and PFO concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2015 due to the material weakness described below.

Management's Report on Internal Control over Financial Reporting

Management of Shiloh is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (COSO framework). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent internal control limitations, the Company's internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.

Late in the third quarter of fiscal 2015, based on review of its control procedures, management became aware that certain controls relating to journal entries and account reconciliations were by-passed by an employee (with the complicit knowledge of another employee) with functional responsibilities at the Wellington manufacturing plant.

Company management immediately initiated measures to remediate the deficiencies described above to enhance the internal control over financial reporting. With detailed oversight, management implemented numerous changes including the following:

•	Replaced certain members of the operational and financial leadership and continue to evaluate additional changes, as necessary.

•	Detailed reconciliations of interrelated accounts have been reassigned to trusted, experienced employees from both corporate and plant personnel.

•	Implemented additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties.

•	Retraining and reinforcement of key internal controls continued, and is expected to continue, through our management activities, as well as cross-facility utilization of personnel.

•	Increased management oversight, including additional detailed balance sheet review and journal entry approval, throughout the remediation period.

•
Development of enhanced monitoring procedures and assessments ensuring all facilities are subjected to a consistent and comprehensive assessment of internal controls over financial reporting. This process will be designed so that all reporting units will be subject to similar levels of controls testing ensuring compliance with the COSO framework for an effective system of internal controls over financial reporting.

Under the supervision and with the participation of management, including our Company's PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of October 31, 2015. While substantial effort to remediate was completed, the proximity of our fiscal year-end precluded complete execution and final testing of the remediation and newly implemented compensating controls.

Based on this assessment, management recognized the material weakness in its internal control over financial reporting. Further, the Company's entity level review processes did not operate at the appropriate level during this remediation period based on the loss of key functional personnel in the normal course of business.

As such, management concluded the following control deficiencies to be material weaknesses in the Company's internal control over financial reporting as of October 31, 2015:

•
In the fourth quarter of fiscal 2015, management identified a material weakness related to a lack of timely and precise reconciliations of the account balances and journal entry controls, propagated by collusion, at the Company's Wellington manufacturing facility during and before the third quarter of fiscal 2015. As noted above, this material weakness continued to exist at Wellington through October 31, 2015. Management was unable determine that improved control activities were functioning at a level necessary to provide reasonable assurance that the control activities were designed and operating effectively in order to prevent or detect potential material misstatements at the Wellington facility and certain facilities utilizing the same reporting system.

•
In the fourth quarter of fiscal 2015, as described above, management was precluded from completing the execution and final testing of control activities at certain locations. Consequently, management also identified a material weakness related to inadequate internal control monitoring and assessment activities pertaining to the control environment related to those manufacturing facilities utilizing the same reporting system as Wellington.

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2015, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

The Company is committed to maintaining a strong internal control environment and believes its remediation efforts represent significant improvement in controls. The control environment and identified key controls in effect will be reevaluated by Internal Audit as remediation steps are expected to be completed in the first half of fiscal 2016.

Item 9A includes herein below the adverse audit report of Grant Thornton LLP on Shiloh Industries, Inc.'s internal control over financial reporting as of October 31, 2015.

Changes in Internal Control Over Financial Reporting

On September 30, 2014, the Company acquired the business and related assets of Radar Industries, Inc. and Radar Mexican Investments, LLC, both of which operated under their own set of systems and internal controls. The Company completed the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2015.

On June 30, 2014, the Company acquired the business and related assets of FinnvedenBulten AB and Finnveden AB, which operated under its own set of systems and internal controls. The Company completed the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2015.

Except as described above in this section and in connection with the Company's remediation plan, there were no other changes in the Company's internal control over financial reporting during fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
We have audited the internal control over financial reporting of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

In the fourth quarter of 2015, management identified a material weakness related to a lack of timely and precise reconciliations of the account balances and journal entry controls at the Company’s Wellington manufacturing facility during and before the third quarter of fiscal 2015. Management further determined that at October 31, 2015 the material weakness continued to exist. Management was also unable to conclude that at October 31, 2015 control activities were functioning at a level necessary to provide reasonable assurance that such control activities were designed and operating effectively in order to prevent or detect potential material misstatements at the Wellington facility, as well as certain other facilities utilizing the same reporting system as Wellington.
In the fourth quarter of 2015, management was precluded from completing the execution and final testing of control activities at certain locations. Consequently, management also identified a material weakness related to inadequate internal control monitoring and assessment activities pertaining to the control environment related to those manufacturing facilities utilizing the same reporting system as Wellington.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2015. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated January 14, 2016, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
January 14, 2016

Item 9B.	Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to Directors of the Company, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company is included in Part I hereof under "Executive Officers of the Registrant".
The Company has adopted a code of ethics that applies to its PEO, PFO and Principal Accounting Officer as well as the other officers, directors and managers of the Company in accordance with the Marketplace Rules of the Nasdaq Stock Market. The code of ethics is available at the Company's website: www.shiloh.com.
Set forth below are the names and principal occupations of our non-employee directors.

Name	Principal Occupation
Curtis E. Moll	Former Chairman of the Board and Chief Executive Officer of MTD Products Inc., an outdoor power equipment manufacturer.
Cloyd J. Abruzzo
Former Director, President and Chief Executive Officer of Stoneridge, a global designer and manufacturer of electronic components, modules and systems for the commercial vehicle, automotive, off-highway and agricultural vehicle markets.

Jean A. Brunol
Director of Ashok Leyland Limited. Former Senior Vice President and Strategy Board Member of Federal-Mogul Corporation, a global supplier of products and services to manufacturers and servicers of vehicles and equipment to the automotive, marine, rail, aerospace, power generation and industrial markets.

George G. Goodrich
Executive in Residence at the Boler School of Business at John Carroll University since January 2003. Former partner and Director of Global Tax and Assistant Treasurer of Andersen Worldwide, an accounting firm.

Michael S. Hanley	Former Partner and Global Automotive Leader of Ernst & Young LLP, a professional services organization.
David J. Hessler	Senior Partner of Wegman, Hessler & Vanderburg, a law firm, since 1968.
Dieter Kaesgen	Director and President of MTD Holdings since March 2009. Former Special Assistant to the Chairman of the Board of MTD Products, an outdoor power equipment manufacturer.
Robert J. King, Jr.	Former President and Chief Executive Officer of Park View Capital Corp. and Park View Federal Savings Bank, a national savings and loan bank.

Item 11.	Executive Compensation.

Information with respect to executive compensation and the Report of the Company's Compensation Committee are set forth in the Proxy Statement, which information and report are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain owners and management is set forth in the Proxy Statement, which information is incorporated herein by reference.

Summary of Equity Compensation Plans
(Amounts in number of shares and per share data)

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2015.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	90,666	$9.70	858,286
Equity compensation plans not approved by security holders	—	—	—

Total	90,666	$9.70	858,286

For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 15 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is set forth in the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information with respect to principal accountant fees and services is set forth in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2015 and 2014.
Consolidated Statements of Income for the years ended October 31, 2015, 2014, and 2013.
Consolidated Statements of Other Comprehensive Income (Loss) for the years ended October 31, 2015, 2014, and 2013.
Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014, and 2013.
Consolidated Statements of Stockholders' Equity for the years ended October 31, 2015, 2014, and 2013.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Foreign Currency Adjustment	Purchase Accounting Adjustments	Balance at End of Year
Valuation allowance for accounts receivable
Year ended	October 31, 2015	$601	$210	$1	$11	$—	$821
Year ended	October 31, 2014	$341	$153	$81	$—	$188	$601
Year ended	October 31, 2013	$482	$104	$245	$—	$—	$341
Valuation allowance for inventory reserves
Year ended	October 31, 2015	$2,051	$1,426	$1,120	$(10)	$—	$2,347
Year ended	October 31, 2014	$1,623	$488	$60	$—	$—	$2,051
Year ended	October 31, 2013	$1,402	$221	$—	$—	$—	$1,623
Valuation allowance for deferred tax assets
Year ended	October 31, 2015	$3,630	$1,720	$—	$—	$—	$5,350
Year ended	October 31, 2014	$4,014	$972	$2,933	$—	$1,577	$3,630
Year ended	October 31, 2013	$4,401	$141	$528	$—	$—	$4,014
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
3. Exhibits. The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2016

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Thomas M. Dugan
Thomas M. Dugan
Vice President of Finance and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer and Director (Principal Executive Officer)
Ramzi Hermiz		January 14, 2016

/s/ THOMAS M. DUGAN	Vice President of Finance and Treasurer(Principal Financial Officer)	January 14, 2016
Thomas M. Dugan

/s/ GARY DETHOMAS	Vice President Corporate Controller (Principal Accounting Officer)	January 14, 2016
Gary DeThomas

*	Chairman and Director	January 14, 2016
Curtis E. Moll

*	Director	January 14, 2016
Cloyd Abruzzo

*	Director	January 14, 2016
Jean Brunol

*	Director	January 14, 2016
George G. Goodrich

*	Director	January 14, 2016
Michael S. Hanley

*	Director	January 14, 2016
David J. Hessler

*	Director	January 14, 2016
Dieter Kaesgen

*	Director	January 14, 2016
Robert J. King, Jr.

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ Ramzi Y. Hermiz
Ramzi Y. Hermiz, Attorney-In-Fact
January 14, 2016

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

10.2*
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

10.4*
Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 10, 2009) is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2009 (Commission File No. 0-21964).

10.5*	Senior Management Bonus Plan is incorporated herein by reference to Exhibit B of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2009 (Commission File No. 0-21964).

10.6*
First Amendment to the Shiloh Industries, Inc. Senior Management Incentive Plan is incorporated herein by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended October 31, 2013 (Commission File No. 0-21964).

10.7
Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007, is incorporated herein by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 (Commission File No. 0-21964).

10.8
Change in Control Severance Agreement between Thomas M. Dugan and Shiloh Industries, Inc., dated August 25, 2011, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on August 26, 2011 (Commission File No. 0-21964).

10.90
Appointment of Ramzi Hermiz as President and Chief Executive Officer of Shiloh Industries, Inc., dated August 23, 2012 is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on August 29, 2012 (Commission File No. 0-21964).

10.10
Change in Control Severance Agreement between Ramzi Y. Hermiz and Shiloh Industries, Inc., dated August 23, 2012, is incorporated herein by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K filed with the Commission on August 29, 2012 (Commission File No. 0-21964).

10.11
First Amendment to Change in Control Agreement between Thomas M. Dugan and Shiloh Industries, Inc., dated December 19, 2012, is incorporated herein by reference to Exhibit 10.21 of the Company's Current Report on Form 10-K filed with the Commission on December 21, 2012 (Commission File No. 0-21964).

10.12
 Credit Agreement dated as of October 25, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K filed with the Commission on October 25, 2013 (Commission File No. 0-21964).

Exhibit No.

10.13
 Credit Agreement dated as of October 25, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K filed with the Commission on October 25, 2013 (Commission File No. 0-21964).

10.14
First Amendment Agreement dated as of December 30, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 30, 2013 (Commission File No. 0-21964).

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

10.16
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

10.17
Third Amendment Agreement, dated September 29, 2014, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on October 1, 2014 (Commission File No. 0-21964).

10.18
Asset Purchase Agreement, dated September 30, 2014, among the Company, Radar Industries, Inc., and Radar Mexican Investments, LLC, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on October 1, 2014 (Commission File No. 0-21964).

10.19
Fourth Amendment Agreement, dated April 29, 2015, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q filed with the Commission on June 5, 2015 (Commission File No. 0-21964).

10.20
Fifth Amendment Agreement dated October 30, 2015, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporate herein by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K/A filed with the Commission on November 6, 201 (Commission File No. 0-21964).

21.1	Subsidiaries of the Company. **

23.1	Consent of Grant Thornton LLP. **

24.1	Power of Attorney. **

31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1
The following materials from Shiloh Industries, Inc's Annual Report on 10-K for the year ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Stockholders' Equity and (vi) Notes to the Consolidated Financial Statements, filed herewith.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.

** Filed herewith.