Form 10-Q
period 2016-01-31
SHILOH INDUSTRIES INC
filed 2016-03-03
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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
Number of shares of Common Stock outstanding as of March 2, 2016 was 17,340,017.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	January 31, 2016	October 31, 2015

ASSETS
Cash and cash equivalents	$6,802	$13,100
Investment in marketable securities	151	356
Accounts receivable, net of allowance for doubtful accounts of $550 and $821 at January 31, 2016 and October 31, 2015, respectively	155,324	194,373
Related-party accounts receivable	13	1,092
Prepaid income taxes	6,128	3,799
Inventories, net	60,920	58,179
Deferred income taxes	2,491	2,837
Prepaid expenses	43,136	48,267
Other assets	323	—
Total current assets	275,288	322,003
Property, plant and equipment, net	273,027	280,260
Goodwill	28,454	28,843
Intangible assets, net	18,983	19,543
Deferred income taxes	4,126	4,431
Other assets	12,827	11,509
Total assets	$612,705	$666,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,774	$2,080
Accounts payable	139,155	160,405
Other accrued expenses	32,179	34,459
Total current liabilities	173,108	196,944
Long-term debt	276,400	298,873
Long-term benefit liabilities	16,030	17,376
Deferred income taxes	5,792	6,180
Interest rate swap agreement	5,760	4,989
Other liabilities	1,298	1,312
Total liabilities	478,388	525,674
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 17,342,017 and 17,309,623 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	173	173
Paid-in capital	69,509	69,334
Retained earnings	116,398	121,457
Accumulated other comprehensive loss, net	(51,763)	(50,049)
Total stockholders’ equity	134,317	140,915
Total liabilities and stockholders’ equity	$612,705	$666,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2016	2015
Net revenues	$251,055	$245,866
Cost of sales	235,074	227,189
Gross profit	15,981	18,677
Selling, general and administrative expenses	17,584	13,615
Amortization of intangible assets	564	632
Operating income (loss)	(2,167)	4,430
Interest expense	4,352	1,762
Interest income	(2)	(7)
Other (income) expense	396	(395)
Income (loss) before income taxes	(6,913)	3,070
Provision (benefit) for income taxes	(1,854)	627
Net income (loss)	$(5,059)	$2,443
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.29)	$0.14
Basic weighted average number of common shares	17,342	17,215
Diluted earnings (loss) per share	$(0.29)	$0.14
Diluted weighted average number of common shares	17,342	17,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2016	2015
Net income (loss)	$(5,059)	$2,443
Other comprehensive loss:
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial (gain) loss	310	296
Actuarial net gain (loss)	—	(6,156)
Asset net gain (loss)	—	(846)
Income tax benefit (provision)	(112)	2,537
Total defined benefit pension plans & other post retirement benefits, net of tax	198	(4,169)
Marketable securities
Unrealized loss on marketable securities	(205)	(251)
Income tax benefit	65	88
Total marketable securities, net of tax	(140)	(163)
Derivatives and hedging
Unrealized loss on interest rate swap agreements	(1,105)	(2,420)
Income tax benefit	291	916
Reclassification adjustments for settlement of derivatives included in net income	334	—
Change in fair value of derivative instruments, net of tax	(480)	(1,504)
Foreign currency translation adjustments:
Unrealized loss on foreign currency translation	(1,292)	(7,428)
Comprehensive loss, net	$(6,773)	$(10,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,059)	$2,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,289	8,732
Asset impairment, net	273	—
Amortization of deferred financing costs	621	149
Deferred income taxes	506	(104)
Stock-based compensation expense	189	199
Gain on sale of assets	(19)	(24)
Changes in operating assets and liabilities:
Accounts receivable	40,095	14,088
Inventories	(2,753)	(5,484)
Prepaids and other assets	5,035	445
Payables and other liabilities	(27,158)	(18,020)
Accrued income taxes	(2,330)	123
Net cash provided by operating activities	18,689	2,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,891)	(10,878)
Proceeds from sale of assets	135	72
Net cash used for investing activities	(1,756)	(10,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(212)	(207)
Proceeds from long-term borrowings	21,500	21,100
Repayments of long-term borrowings	(43,724)	(16,921)
Payment of deferred financing costs	(308)	—
Proceeds from exercise of stock options	—	52
Net cash provided by (used for) financing activities	(22,744)	4,024
Effect of foreign currency exchange rate fluctuations on cash	(487)	(730)
Net decrease in cash and cash equivalents	(6,298)	(4,965)
Cash and cash equivalents at beginning of period	13,100	12,014
Cash and cash equivalents at end of period	$6,802	$7,049

Supplemental Cash Flow Information:
Cash paid for interest	$3,747	$2,007
Cash paid for income taxes	$90	$301

Non-cash Investing and Financing Activities:
Capital equipment included in accounts payable	$2,222	$3,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Revenues and operating results for the three months ended January 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.
In the current period, the Company reclassified certain prior year amounts related to tooling from inventory to prepaid expenses to conform with the current period presentation. Such reclassification is reflected in the consolidated statements of cash flows and management's discussion and analysis of financial condition and results of operations and resulted in a reclassification of $478 from inventory to prepaids and other assets for the three months ended January 31, 2015.
Effective November 1, 2015, the Company changed its classification for recoveries of scrap and tooling as an offset to cost of sales as opposed to net revenues. The Company believes that recoveries of scrap represents the reimbursement of the material it is not able to use in production and, therefore, more appropriately reflected as an offset to cost of sales to allow for better comparability. For the three months ended January 31, 2015, $11,043 was reclassified from net revenues to cost of sales in the condensed consolidated statements of operations.

Note 2—New Accounting Standards
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
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, although early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers", approved a one year delay of the effective date and the new standard now is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the potential effects of this pronouncement and the implementation approach to be used.

Note 3—Acquisitions

Radar Industries, Inc.

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014, with Radar Industries, Inc., and Radar Mexican Investments, LLC which produce engineered metal stampings and machined parts for the motor vehicle industry. The Company acquired Radar in order to further its investment in stamping technologies and expand the diversity of its customer base, product offering and geographic footprint. Radar's results of operations are reflected in the Company's condensed consolidated statements of income from the acquisition date.

As of January 31, 2016, $2,250 of funds remained in escrow, which is expected to be settled by September of 2016.

Note 4—Related Party Receivables

The Company has sales to MTD Products Inc. and its affiliates of $33 and $924 for three months ended January 31, 2016 and 2015, respectively. At January 31, 2016 and October 31, 2015, the Company had related party receivable balances of $13 and $1,092, respectively, due from MTD Products Inc. and its affiliates.

As of January 31, 2016, the Company had one joint venture in China. While the joint venture is consolidated in the Company's operations, operating activities in the first three months of 2016 were minimal.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc (LSE:VLS). As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative market-to-market unfavorable adjustment of $140 and $163, net of tax, was recorded as a loss to other comprehensive loss for the three months ended January 31, 2016 and 2015, respectively.

The Company had sales to Velocys of $7 for three months ended January 31, 2016 and no sales for the three months ended January 31, 2015. At January 31, 2016, the Company had a receivable balances of $1 due from Velocys.

Note 5—Inventories
Inventories consist of the following:

	January 31, 2016	October 31, 2015
Raw materials	$24,808	$31,864
Work-in-process	15,933	10,994
Finished goods	20,179	15,321
Total inventory	$60,920	$58,179

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $2,927 and $2,347 at January 31, 2016 and October 31, 2015, respectively.

Note 6—Prepaid Expenses

Prepaid expenses consist of the following:

	January 31, 2016	October 31, 2015
Tooling	$36,475	$40,658
Prepaid other	6,661	7,609
Total	$43,136	$48,267

Customer reimbursements for the development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next two years.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2016	October 31, 2015
Land and improvements	$11,354	$11,330
Buildings and improvements	119,352	118,166
Machinery and equipment	489,105	488,047
Furniture and fixtures	17,992	13,901
Construction in progress	45,091	51,253
Total, at cost	682,894	682,697
Less: Accumulated depreciation	409,867	402,437
Property, plant and equipment, net	$273,027	$280,260

Depreciation expense was $8,725 and $8,100 for the three months ended January 31, 2016 and January 31, 2015, respectively.

Capital Leases:

	January 31, 2016	October 31, 2015
Leased Property:
Machinery and equipment	$6,977	$7,019
Less: Accumulated depreciation	1,301	1,142
Leased property, net	$5,676	$5,877

Total obligations under capital leases and future minimum rental payments to be made under capital leases at January 31, 2016 are as follows:

Twelve Months Ending January 31,
2017	$856
2018	872
2019	869
2020	507
2021	2,084
5,188
Plus amount representing interest ranging from 3.05% to 3.77%	631
Future minimum rental payments	$5,819

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the three months ended January 31, 2016 are as follows:

Balance October 31, 2015	$28,843
Foreign currency translation and other	(389)
Balance January 31, 2016	$28,454

Intangible Assets

The changes in the carrying amount of finite intangible assets for the three months ended January 31, 2016 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2015	$14,311	$3,540	$63	$1,500	$129	$19,543
Amortization expense	(332)	(193)	(4)	(30)	(5)	(564)
Foreign currency translation and other	4	—	—	—	—	4
Balance January 31, 2016	$13,983	$3,347	$59	$1,470	$124	$18,983
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	13.2	$17,598	$(3,591)	$(24)	$13,983
Developed technology	7.3	5,007	(1,660)	—	3,347
Non-compete	2.3	824	(765)	—	59
Trade Name	14.8	1,875	(405)	—	1,470
Trademark	10.0	166	(42)	—	124
		$25,470	$(6,463)	$(24)	$18,983

Total amortization expense was $564 and $632 for the three months ended January 31, 2016 and 2015, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending January 31,
2017	$2,262
2018	2,228
2019	2,025
2020	1,716
2021	1,705
Thereafter	9,047
$18,983

Note 9—Financing Arrangements
Debt consists of the following:

	January 31, 2016	October 31, 2015
Credit Agreement —interest rate of 4.87% at January 31, 2016 and 4.44% at October 31, 2015	$271,200	$293,300
Equipment security note	1,372	1,496
Capital lease obligations	5,188	5,434
Insurance broker financing agreement	414	723
Total debt	278,174	300,953
Less: Current debt	1,774	2,080
Total long-term debt	$276,400	$298,873

At January 31, 2016, the Company had total debt, excluding capital leases, of $272,986, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $271,200 and fixed rate debt of $1,786.The weighted average interest rate of all debt was 4.23% and 2.23% (as defined below) for the three months ended January 31, 2016 and January 31, 2015, respectively.

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

On October 30, 2015, the Company executed a Fifth Amendment (the "Fifth Amendment") to the Credit Agreement that increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, the Company executed a Fourth Amendment to the Credit Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the existing revolving commitments of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 as well as scheduled commitment reductions totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provided for an interest rate margin on LIBOR loans of 1.50% to 4.00% and of 0.50% to 3.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2016, and October 31, 2015.

After considering letters of credit of $4,230 that the Company has issued, unused commitments under the Credit Agreement were $84,570 at January 31, 2016.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 3, 2015, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.95% and requires monthly payments of $104 through May 2016. As of January 31, 2016, $414 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2016, $1,372 remained outstanding under this agreement and $504 was classified as current debt and $868 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of January 31, 2016, the present value of minimum lease payments under its capital leases amounted to $5,188.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 with the final notional amount to commence on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $480 and $1,504, net of tax, for the three months ended January 31, 2016 and January 31, 2015, respectively, which is reflected in other comprehensive loss. The first and second base notional amounts of $25,000 each or $50,000 total that commenced during 2015 resulted in realized losses of $334 of interest expense related to the interest rate swap settlements for the three months ended January 31, 2016. Interest expense related to the interest rate swap settlements was not realized for the three months ended January 31, 2015 as the forward interest swap commenced the second quarter of fiscal 2015.

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending January 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2017	$—	$504	$856	$414	$1,774
2018	—	516	872	—	1,388
2019	—	352	869	—	1,221
2020	271,200	—	507	—	271,707
2021	—	—	2,084	—	2,084
Total	$271,200	$1,372	$5,188	$414	$278,174

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three months ended January 31, 2016 and 2015 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended January 31,		Three Months Ended January 31,
	2016	2015	2016	2015
Interest cost	$891	$866	$4	$6
Expected return on plan assets	(1,142)	(1,174)	—	—
Amortization of net actuarial loss	310	297	3	7
Net periodic (benefit) cost	$59	$(11)	$7	$13

The Company made contributions of $950 and $920 to the defined benefit pension plans during the three months ended January 31, 2016 and 2015, respectively. No further contributions for the remainder of fiscal 2016 are required.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For the Company's Polish operations, the Pension obligations for the fiscal year ended 2016 are expected to be $665 based on actuarial reports. The Polish operations recognized $25 and $30 of expense for the three months ended January 31, 2016 and 2015, respectively.

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

The following table summarizes the Company’s Incentive Plan activity for the three months ended January 31, 2016 and 2015:

	Options		Restricted Stock Awards
Outstanding at:	Options	Weighted Average Exercise Price	Restricted Shares	Weighted Average Grant Date Fair Value

November 1, 2014	123,333	$9.69	116,882	$16.81
Options exercised or restricted stock vested	(6,000)	$8.67	(15,000)	$20.64
Forfeited or expired	—	—	(3,000)	$20.64
January 31, 2015	117,333	$9.74	98,882	$16.11

November 1, 2015	90,666	$9.70	124,255	$13.77
Granted	—	—	32,394	$5.22
Options exercised or restricted stock vested	—	—	(15,564)	$19.36
January 31, 2016	90,666	$9.70	141,085	$11.19
Restricted Stock Awards
The grant date fair value of each restricted stock award equals the market price of the Company's common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between three months and four years. During the three months ended January 31, 2016 and 2015, the Company recorded compensation expense related to the restricted stock awards of $189 and $184, respectively. As of January 31, 2016, there was approximately $1,320 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Stock Options
The exercise price of each stock option equals the market price of the Company's common stock on its grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting period. The Company's stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three months ended January 31, 2016 and 2015.
For the three months ended January 31, 2016 and 2015, the Company recorded compensation expense related to the stock options that vested during the period, effectively reducing pretax income by $0 and $15, respectively.
Stock options were not exercised during the three months ended January 31, 2016. For the three months ended January 31, 2015, cash received from the exercise of stock options was $52. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At both January 31, 2016 and January 31, 2015, the exercise price of some of the Company's stock option grants were higher than the market value of the Company's stock. At January 31, 2016 and January 31, 2015, the options outstanding and exercisable had an intrinsic value of $16 and $337, respectively. The weighted average remaining contractual life for the options outstanding and exercisable at January 31, 2016 was 3.85 years.

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2016 approximately 467 stock awards were excluded from the computation of loss per common share due to the Company's net loss for the period. For the three months ended January 31, 2015, approximately 100 stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended January 31,
	2016	2015
Net income (loss) available to common stockholders	$(5,059)	$2,443
Basic weighted average shares	17,342	17,215
Effect of dilutive securities:
Stock options	—	40
Diluted weighted average shares	17,342	17,255
Basic income (loss) per share	$(0.29)	$0.14
Diluted income (loss) per share	$(0.29)	$0.14

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at January 31, 2016 and October 31, 2015 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2015:
Interest Rate Swap Contracts	$(4,989)	$(4,989)	Income Approach
Marketable Securities	356	356	Income Approach
January 31, 2016:
Interest Rate Swap Contracts	(5,760)	(5,760)	Income Approach
Marketable Securities	$151	$151	Income Approach
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
The Company calculates the fair value of its marketable securities by using the closing stock price on the last business day of the quarter.

Note 13—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended January 31, 2016 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2015	$(28,809)	$(341)	$(3,176)	$(17,723)	$(50,049)
Other comprehensive loss	198	(140)	(814)	(1,292)	(2,048)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	334	—	334
Net current-period other comprehensive loss	198	(140)	(480)	(1,292)	(1,714)
Balance at January 31, 2016	$(28,611)	$(481)	$(3,656)	$(19,015)	$(51,763)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with interest expense included in the statements of operations.

Note 14—Business Segment Information
For the three months ended January 31, 2016, the Company conducted its business and reported its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the Senior Leadership Team (SLT), which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 17.0% and 16.3% for the three months ended January 31, 2016 and 2015, respectively.

	Three Months Ended January 31,
	Revenues
Geographic Region:	2016	2015
Europe	$32,992	$30,742
Mexico	$9,794	$9,455
United States	$208,269	$205,669
Total Company	$251,055	$245,866

	Three Months Ended January 31,
	Foreign Currency (Gain) Loss
Geographic Region:	2016	2015
Europe	$697	$(268)
Mexico	$25	$(56)
The foreign currency loss is included as a component of other (income) expense in the condensed consolidated statements of operations.
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	January 31, 2016	October 31, 2015
Europe	$41,010	$43,247
Mexico	$20,242	$20,501
United States	$270,777	$276,407
Total Company	$332,029	$340,155

Note 15—Commitments and Contingencies

Litigation:
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of its officers (Mr. Ramzi Hermiz and Mr. Thomas Dugan). As amended, the lawsuit claims in part that the Company issued inaccurate information to investors about, among other things, the Company’s earnings and income and its internal controls over financial reporting for fiscal 2014 and  the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company's common stock between January 12, 2015 and September 14, 2015, inclusive.
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

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh in this Quarterly Report on Form 10-Q regarding the Company's operating performance, events or developments that the Company believes or expects to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in the Company's expectations of future operating results are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.
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

•
The impact on historical financial statements of any known or unknown accounting errors or irregularities; and the magnitude of any adjustments in restated financial statements of the Company’s operating results.

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
See "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015 for a more complete discussion of these risks and uncertainties. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of filing this Quarterly report on Form 10-Q.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing this Quarterly Report on Form 10-Q. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the SEC.

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
The Company's products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in February 2016), Europe and North America production volumes for the three months ended January 31, 2016 and 2015 were as follows:

Production Volumes	Three Months Ended January 31,
	2016	2015
	(Number of Vehicles in Thousands)
Europe	4,950	4,787
North America	4,081	3,933
Total	9,031	8,720

Europe:
Increase from prior year	163
% Increase from prior year	3.4%
North America
Increase from prior year	148
% Increase from prior year	3.8%
Total
Increase from prior year	311
% Increase from prior year	3.6%

Both Europe and North America continue to see an increase in production levels, primarily due to increased consumer demand, as a result of an improvement in economic conditions and higher consumer confidence. The Company is cautiously optimistic that consumer demand levels will remain steady and continues to closely monitor customer release volumes even though the overall economic environment reflects improvement and there is evidence that the North American economy is strengthening. However, the Company will continue to monitor changes that could adversely impact consumer demand for vehicles, such as government fiscal policy which could impact levels of unemployment and consumer confidence.

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

Most of the steel purchased for the Company’s stamping and engineered welded blank products is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Steel pricing has undergone a steady decline through the first quarter of fiscal three months ended January 31, 2016. Lagging demand for construction and Oil Country Tubular Goods products as well as a decrease in global demand for prime scrap grade have put significant downward price pressure on steel prices in North America. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the source, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has declined, so has the scrap metal market, partially impacting our current year performance. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.
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

Revenue Recognition. The Company recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. The Company enters into tooling contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers.  Revenue is recognized when the tooling is delivered and accepted by the customer. The Company also may progress bill for certain tooling being constructed for its customers. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between the Company and customer and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

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

The Company continues to monitor purchases of inventory to ensure its supply chain is optimized, thereby reducing the economic risk of holding excessive levels of inventory that could result in long holding periods or in unsalable inventory leading to losses in conversion.
Pre-production and development costs. The Company enters into contractual agreements with certain customers to develop tooling. All such tooling contracts relate to parts that the Company will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets is based upon the period of reimbursement from customer as either short-term or long-term.
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

Impairment of Long-lived Assets and Intangible Assets.The Company performs an annual impairment analysis of long-lived assets. However, when significant events, which meet the definition of a "triggering event" in the context of assessing asset impairments, occur within the industry or within the Company’s primary customer base, an interim impairment analysis is performed. The analysis consists of reviewing the outlook for sales, profitability, earnings before interest, taxes and depreciation and cash flow for each of the Company’s manufacturing plants and for the overall Company. The outlook considers known sales opportunities for which purchase orders exist, potential sale opportunities that are under development, third party forecasts of North American and European car builds (published by IHS Automotive), the potential sales that could result from new manufacturing process additions and strategic geographic localities that are important to servicing the automotive industry. This data is collected as part of its annual planning process and is updated with more current Company specific and industry data when an interim period impairment analysis is deemed necessary. In concluding the impairment analysis, the Company incorporates a sensitivity analysis by probability weighting the achievement of the forecasted cash flows by plant and achievements of cash flows that are 20% greater and less than the forecasted amounts.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. The Company recorded an impairment charge of $273 related to long-lived assets during the three months ended January 31, 2016. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $28,454 as of January 31, 2016, or 5% of its total assets, and approximately $28,843 as of October 31, 2015, or 4% of its total assets.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At January 31, 2016 and October 31, 2015, the amount accrued for group insurance and workers’ compensation claims was $4,574 and $4,664, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Compensation. The Company records compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between three months and four years.

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

Derivative Instruments and Hedging Activities. The Company records derivative instruments in the condensed consolidated balance sheet as either an asset or liability and as a component of other comprehensive loss and measured at fair value. Changes in derivative instruments' fair value are recognized currently in earnings, unless the derivative instrument has been designated as a cash flow hedge and specific cash flow hedge accounting criteria are met. Under the cash flow hedge accounting, unrealized gains and losses are reflected in stockholder's equity as accumulated other comprehensive income (loss) (AOCI) until the forecasted transaction occurs. If the cash flow hedge is deemed ineffective, the derivative's gains or losses are then recognized in the condensed consolidated statement of income.

Foreign Currency Translation. Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), its Netherlands holding company, its Swedish holding company, and all U.S. subsidiaries have the functional currency of the U.S. dollar. All other entities have their respective local currency as their functional currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the condensed consolidated statements of income.

Results of Operations
Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

REVENUES. Sales for the first quarter of fiscal 2016 were $251,055, an increase of $5,189 from last year’s first quarter sales of $245,866, or 2.1%. The increase was primarily attributable to Europe and North America combined light vehicle production growth for the first quarter of 2016, which increased 3.6% from production levels in the first quarter of fiscal 2015. In addition, acceptance of leading technologies and successful launches of business wins contributed to the increase in sales revenue, which was partially offset by the negative impact of foreign currency translation of $4,141.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2016 was $15,981 compared to gross profit of $18,677 in the first quarter of fiscal 2015, a decrease of $2,696. Gross profit as a percentage of sales was 6.4% for the first quarter of 2016 and 7.6% for the first quarter of 2015. Scrap pricing impacted cost of materials, decreasing gross profit by approximately $5,900, which was partially offset by a positive impact of $4,520 in product mix. Gross profit was favorably impacted by a decrease in repairs and maintenance of $3,440, which was more than offset by an increase in labor and benefits of $800, an increase in manufacturing supplies of $1,989 and lease expense, depreciation and utilities of $1,968.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Selling, general and administrative expenses of $17,584 in the first quarter of fiscal 2016 were $3,969 more than expenses of $13,615 in the same period of the prior year. As a percentage of sales, these expenses were 7.0% of sales in the first quarter of fiscal 2016 and 5.5% of sales in the first quarter of 2015. The increase reflects the additional personnel and related benefits and third-party services as a result of growth and expansion of the Company's technical centers, including related infrastructure costs such as supplies, utilities, depreciation.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2016 was $4,352, compared to interest expense of $1,762 during the first quarter of fiscal 2015. The increase in interest expense was the result of higher average borrowing of and rates for use of funds and higher average rates for funding acquisition activities. Borrowed funds averaged $289,564 during the first quarter of fiscal 2016 and the weighted average interest rate was 4.23%. In the first quarter of fiscal 2015, borrowed funds averaged $271,607 and the weighted average interest rate of debt was 2.23%.

OTHER INCOME / EXPENSE. Other expense, net was $396 for the first quarter of fiscal 2016 and other income, net was $395 in the first quarter of fiscal 2015. Other expense, net and other income, net reflect the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. Income taxes in the first quarter of fiscal 2016 was a benefit of $1,854 on pretax losses of $6,913 for an effective tax rate of 26.8%. The provision for income taxes in the first quarter of fiscal 2015 was an expense of $627 on income before taxes of $3,070 for an effective tax rate of 20.4%. The change in both periods was primarily driven by a change in tax law that made the Research and Development Credit (permanent in fiscal 2016, temporary in fiscal 2015) and extended the Alternative Fuel Tax Credit through December 31, 2016. The effective tax rate was adversely impacted by the effect of certain foreign losses with no related tax benefits for both first quarters of fiscal 2016 and 2015.

NET INCOME / LOSS. Net loss for the first quarter of fiscal 2016 was $5,059, or $0.29 per share, diluted compared to net income for the first quarter of fiscal 2015 and was $2,443, or $0.14 per share, diluted. Net loss for 2016 was negatively impacted by approximately $3,817 or $0.22 per share, diluted after tax, due to the lower price recovered from engineered scrap sales.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At January 31, 2016, total debt was $278,174 and total equity was $134,317, resulting in a capitalization rate of 67.4% debt, 32.6% equity. Current assets were $275,288 and current liabilities were $173,108, resulting in positive working capital of $102,180.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Three Months Ended January 31,		2016 vs. 2015
	2016	2015	change
Net cash provided by operating activities	$18,689	$2,547	$16,142
Net cash used in investing activities	$(1,756)	$(10,806)	$9,050
Net cash provided by (used in) financing activities	$(22,744)	$4,024	$(26,768)

Net Cash Provided by Operating Activities:

	Three Months Ended January 31,
	2016	2015
Operational cash flow before changes in operating assets and liabilities	$5,800	$11,395

Changes in operating assets and liabilities:
Accounts receivable	40,095	14,088
Inventories	(2,753)	(5,484)
Prepaids and other assets	5,035	445
Payables and other liabilities	(27,158)	(18,020)
Accrued income taxes	(2,330)	123
Total change in operating assets and liabilities	$12,889	$(8,848)

Net cash provided by operating activities	$18,689	$2,547

Cash flow from operations before changes in operating assets and liabilities was $5,800 and $11,395 for the three months ended January 31, 2016 and 2015, respectively. The decrease of $5,595 is mainly driven by lower earnings in the first quarter of 2016 compared to the first quarter of 2015.

Cash inflow and outflow from changes in operating assets and liabilities:

•	Cash inflow from changes in operating assets and liabilities was $12,889 for the three months ended January 31, 2016 compared to a cash outflow of $8,848 for the three months ended January 31, 2015.

•
Cash inflows from changes in accounts receivable for the three months ended January 31, 2016 and 2015 was $40,095 and $14,088, respectively. The increase was primarily increased efforts in collecting receivables and customer reimbursed tooling as the Company’s product launches have significantly increased since 2015.

•
Cash outflows from changes in inventory for the three months ended January 31, 2016 and 2015 was $2,753 and $5,484, respectively. The decrease was primarily driven by a change in customer mix and delivery, and improvements in inventory management.

•
Cash inflows from changes in prepaids and other assets for the three months ended January 31, 2016 and 2015 was $5,035 and $445, respectively. The increase reflects the increase in customer reimbursable tooling due to the increase in product launches since 2015.

•
Cash outflows from changes in payables and other liabilities for the three months ended January 31, 2016 and 2015 was $27,158 and $18,020, respectively. The changes were a result of managing working capital needs as a result of seasonal timing as customer shutdown during the first quarter as well as reductions in tooling investments.

•
Cash outflows from changes in accrued income taxes for the three months ended January 31, 2016 of $2,330 was primarily driven by federal income tax receivable. Cash inflows from changes in accrued income taxes of $123 for the three months ended January 31, 2015 was due to federal income tax payable.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the three months ended January 31, 2016 and 2015 was $1,756 and $10,806, respectively, and consisted of capital expenditures. The expenditures are attributed to projects for new awards and product launches. The Company had unpaid capital expenditures of $2,222 at January 31, 2016 and $3,869 at January 31, 2015, and such amounts were included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows.

Net Cash (Used For) Provided By Financing Activities:

Net cash used in financing activities was $22,744 during the three months ended January 31, 2016 compared to net cash provided by financing activities during the three months ended January 31, 2015 of $4,024. The change is attributable to an increase in cash used to fund working capital and to pay down debt. As of January 31, 2016, the Company's long-term indebtedness was $276,400.

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

On October 30, 2015, the Company executed a Fifth Amendment (the "Fifth Amendment") to the Credit Agreement that increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, the Company executed a Fourth Amendment to the Credit Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the existing revolving commitments of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 as well as scheduled commitment reductions totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.50% to 4.0% and of 0.50% to 3.0% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2016, and October 31, 2015.

After considering letters of credit of $4,230 that the Company has issued, unused commitments under the Credit Agreement were $84,570 at January 31, 2016.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to ensure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $6,974 over the next five years.

Other Debt:

On August 3, 2015, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.95% and requires monthly payments of $104 through May 2016. As of January 31, 2016, $414 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2016, $1,372 remained outstanding under this agreement and $504 was classified as current debt and $868 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of January 31, 2016, the present value of minimum lease payments under its capital leases amounted to $5,188.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 with the final notional amount to commence on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $480 and $1,504, net of tax, for the three months ended January 31, 2016 and January 31, 2015, respectively, which is reflected in other comprehensive loss. The first and second base notional amounts of $25,000 each or $50,000 total that commenced during 2015 resulted in realized losses of $334 of interest expense related to the interest rate swap settlements for the three months ended January 31, 2016. Interest expense related to the interest rate swap settlements was not realized for the three months ended January 31, 2015 as the Company entered into the swap during the second quarter.

Scheduled repayments of debt for the next five years are listed below:

January 31, 2016	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2017	$—	$504	$856	$414	$1,774
2018	—	516	872	—	1,388
2019	—	352	869	—	1,221
2020	271,200	—	507	—	271,707
2021	—	—	2,084	—	2,084

Total	$271,200	$1,372	$5,188	$414	$278,174

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

Interest Rate Risk

At January 31, 2016, the Company had total debt, excluding capital leases, of $272,986, consisting of a revolving line of credit of floating rate debt of $271,200 (99.3%) and fixed rate debt of $1,786 (0.7%). Assuming no changes in the monthly average revolver debt levels of $289,564 for the quarter ended January 31, 2016, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would impact on interest expense by approximately $2,900 in additional expense.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015 and the second base notional amount, $25,000, commenced on September 1, 2015. The Company recognized $334 of interest expense related to the interest rate swap for the three months ended January 31, 2016.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	January 31,	October 31,
	Location	2016	2015
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(5,760)	$(4,989)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the three months ended January 31, 2016:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$480	Interest expense	$334

The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the three months ended January 31, 2015:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(1,504)	Interest expense	$—

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products. During the three months ended January 31, 2016, the Company derived $208,269 of its sales in the United States and $42,786 internationally. Of these international sales, $20,414 are denominated in the Swedish krona, $12,578 are denominated in the Polish zloty and $9,794 are denominated in the Mexican peso. During the three months ended January 31, 2015, the Company derived $205,669 of its sales in the United States and $40,197 internationally. Of these international sales, $19,907 are denominated in the Swedish krona, $10,835 are denominated in the Polish zloty and $9,455 are denominated in the Mexican peso. For the three months ended January 31, 2016, no other single currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company's management, including the PEO and PFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company's PEO and PFO concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2016 due to the material weakness described below.

Previously Disclosed Material Weakness

Management previously reported a material weakness in the Company’s internal control over financial reporting in the Annual Report on Form 10-K for the year ended October 31, 2015. This material weakness related to a lack of timely and precise reconciliations of the account balances and journal entry controls, propagated by employee collusion, and to inadequate internal control monitoring and assessment activities pertaining to the control environment related to the Wellington manufacturing facility and those manufacturing facilities utilizing the same reporting system as Wellington.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the Company's annual or interim financial statements may not be prevented or detected on a timely basis.

Company management immediately initiated measures to remediate the deficiencies described above to enhance the internal control over financial reporting. With detailed oversight, management implemented the following corrective actions during the first quarter of fiscal 2016, many of which continue to be implemented as of the date of this Quarterly Report on Form 10-Q:

•	Evaluation of personnel and positions to promote appropriate leadership and knowledge base is availability.

•	Temporary assignment of subject matter experts to assist with remediation progress.

•	Preparation of process flows and narratives for business cycles identifying and supporting key controls.

•	Testing and evaluations, with management oversight, of various processes considered remediated. Further strengthening of controls may be required based on results.

•	Retraining and reinforcement of key internal controls through our management activities, as well as cross-facility utilization of personnel.

•
Development of enhanced monitoring procedures and assessments that subject all facilities to a consistent and comprehensive assessment of internal controls over financial reporting. Management expects that this process will be designed so that all reporting units will be subject to similar levels of controls testing, promoting compliance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework for an effective system of internal controls over financial reporting.

The Company is committed to maintaining a strong internal control environment and believes its remediation efforts represent significant improvement in controls. The control environment and identified key controls in effect will be reevaluated by Internal Audit and remediation steps are expected to be completed in the second quarter of fiscal 2016.

Changes in Internal Control Over Financial Reporting

Except as described above in connection with the Company's corrective actions, there were no other changes in the Company's internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

Note 15, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes in the Company's risk factors disclosed in Item 1A of its Annual Report on Form 10-K for the year ended October 31, 2015.

Item 6.	Exhibits

10.1	Employment Agreement by and between the Company and W. Jay Potter dated as of December 16, 2015.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ W. Jay Potter
W. Jay Potter
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: March 3, 2016

EXHIBIT INDEX

10.1	Employment Agreement by and between the Company and W. Jay Potter dated as of December 16, 2015.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document