Form 10-Q
period 2016-04-30
SHILOH INDUSTRIES INC
filed 2016-06-08
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Number of shares of Common Stock outstanding as of June 7, 2016 was 17,615,374.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	April 30, 2016	October 31, 2015

ASSETS
Cash and cash equivalents	$4,860	$13,100
Investment in marketable securities	182	356
Accounts receivable, net of allowance for doubtful accounts of $709 and $821 at April 30, 2016 and October 31, 2015, respectively	183,500	194,373
Related-party accounts receivable	1,978	1,092
Prepaid income taxes	1,981	3,799
Inventories, net	60,908	58,179
Deferred income taxes	2,483	2,837
Prepaid expenses and other assets	37,285	48,267
Total current assets	293,177	322,003
Property, plant and equipment, net	269,242	280,260
Goodwill	28,923	28,843
Intangible assets, net	18,418	19,543
Deferred income taxes	4,858	4,431
Other assets	17,400	11,509
Total assets	$632,018	$666,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,497	$2,080
Accounts payable	158,516	160,405
Accrued income taxes	103	—
Other accrued expenses	35,881	34,459
Total current liabilities	195,997	196,944
Long-term debt	266,276	298,873
Long-term benefit liabilities	15,777	17,376
Deferred income taxes	6,153	6,180
Interest rate swap agreement	5,726	4,989
Other liabilities	896	1,312
Total liabilities	490,825	525,674
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 and 25,000,000 shares authorized at April 30, 2016 and October 31, 2015, respectively; 17,615,374 and 17,309,623 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	176	173
Paid-in capital	69,769	69,334
Retained earnings	119,455	121,457
Accumulated other comprehensive loss, net	(48,207)	(50,049)
Total stockholders’ equity	141,193	140,915
Total liabilities and stockholders’ equity	$632,018	$666,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Net revenues	$284,264	$272,300	$535,319	$518,165
Cost of sales	259,039	244,345	494,113	471,533
Gross profit	25,225	27,955	41,206	46,632
Selling, general and administrative expenses	16,992	16,869	34,576	30,484
Amortization of intangible assets	565	677	1,129	1,309
Operating income	7,668	10,409	5,501	14,839
Interest expense	4,520	2,067	8,872	3,829
Interest income	(4)	(7)	(6)	(14)
Other (income) expense	83	(669)	479	(1,064)
Income (loss) before income taxes	3,069	9,018	(3,844)	12,088
Provision (benefit) for income taxes	12	2,665	(1,842)	3,292
Net income (loss)	$3,057	$6,353	$(2,002)	$8,796
Earnings (loss) per share:
Basic earnings (loss) per share	$0.17	$0.37	$(0.11)	$0.51
Basic weighted average number of common shares	17,615	17,211	17,615	17,217
Diluted earnings (loss) per share	$0.17	$0.37	$(0.11)	$0.51
Diluted weighted average number of common shares	17,620	17,236	17,615	17,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Net income (loss)	$3,057	$6,353	$(2,002)	$8,796
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	310	297	620	593
Actuarial net gain (loss)	—	5,473	—	(683)
Asset net gain	—	1,237	—	391
Income tax provision	(112)	(2,651)	(224)	(114)
Total defined benefit pension plans & other post retirement benefits, net of tax	198	4,356	396	187
Marketable securities
Unrealized gain (loss) on marketable securities	31	(43)	(175)	(294)
Income tax benefit (provision)	(10)	15	55	103
Total marketable securities, net of tax	21	(28)	(120)	(191)
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	(299)	622	(1,404)	(1,798)
Income tax benefit (provision)	(23)	(235)	268	680
Reclassification adjustments for settlement of derivatives included in net income	332	—	666	—
Change in fair value of derivative instruments, net of tax	10	387	(470)	(1,118)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	3,178	(158)	1,887	(7,585)
Reclassification adjustments for settlement of foreign currency included in net income	149	—	149	—
Unrealized gain (loss) on foreign currency translation, net of tax	3,327	(158)	2,036	(7,585)
Comprehensive income (loss), net	$6,613	$10,910	$(160)	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,002)	$8,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,873	16,984
Asset impairment, net	273	—
Amortization of deferred financing costs	1,244	298
Deferred income taxes	(2)	684
Stock-based compensation expense	451	542
Gain on sale of assets	(26)	(17)
Changes in operating assets and liabilities:
Accounts receivable	11,909	(12,929)
Inventories	(2,172)	158
Prepaids and other assets	6,663	(2,658)
Payables and other liabilities	(5,608)	(9,074)
Accrued income taxes	1,934	774
Net cash provided by operating activities	31,537	3,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,818)	(21,785)
Proceeds from sale of assets	1,166	123
Net cash used for investing activities	(7,652)	(21,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(403)	(435)
Proceeds from long-term borrowings	63,300	62,500
Repayments of long-term borrowings	(95,649)	(44,143)
Payment of deferred financing costs	(308)	(1,256)
Proceeds from exercise of stock options	—	155
Net cash provided by (used for) financing activities	(33,060)	16,821
Effect of foreign currency exchange rate fluctuations on cash	935	(796)
Net decrease in cash and cash equivalents	(8,240)	(2,079)
Cash and cash equivalents at beginning of period	13,100	12,014
Cash and cash equivalents at end of period	$4,860	$9,935

Supplemental Cash Flow Information:
Cash paid for interest	$7,641	$3,734
Cash paid for (refund of) income taxes	$(3,203)	$2,176

Non-cash Activities:
Capital equipment included in accounts payable	$3,823	$3,703

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

Revenues and operating results for the six months ended April 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.
In the current period, the Company reclassified certain prior year amounts related to tooling from inventory to prepaid expenses to conform with the current period presentation. Such reclassification is reflected in the condensed consolidated statements of cash flows and management's discussion and analysis of financial condition and results of operations and resulted in a reclassification of $28,013 from inventory to prepaids and other assets for the six months ended April 30, 2015.
In the current period, the Company reclassified certain prior year amounts related to machinery and equipment from construction in process to non-current other assets to conform with the current period presentation. Such reclassification is reflected in the condensed consolidated statements of cash flows resulting in a reclassification of $1,879 from capital expenditures to prepaids and other assets for the six months ended April 30, 2015.
In the current period, the Company reclassified certain prior year amounts from machinery and equipment to accumulated depreciation totaling $7,433 for the fiscal year ended October 31, 2015, which on a net basis had no impact on overall property, plant and equipment, net.
Effective November 1, 2015, the Company changed its classification for recoveries of scrap and tooling as an offset to cost of sales as opposed to net revenues. The Company believes that recoveries of scrap represents the reimbursement of the material it is not able to use in production and, therefore, more appropriately reflected as an offset to cost of sales to allow for better comparability. For the three and six months ended April 30, 2015, $7,875 and $18,919, respectively, was reclassified from net revenues to cost of sales in the condensed consolidated statements of operations.

Note 2—New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity of liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" which requires a lessee to recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance within Accounting Standards Codification ("ASC") Topic 840, Leases. For operating leases, a lessee is required to do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. AUS 2016-02 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. We are currently assessing the potential impact of the new requirements under the standard.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of the Company's equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income ("OCI"). ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheet as of the effective date. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, although early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and the new standard now is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During the second quarter, the FASB issued ASUs 2016-10 and 2016-12, which provides further clarification on the implementation guidance on principal versus agent considerations. The Company is currently evaluating the potential effects of this pronouncement and the implementation approach to be used.

Note 3—Acquisitions

Radar Industries, Inc.

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014, with Radar Industries, Inc., and Radar Mexican Investments, LLC which produce engineered metal stampings and machined parts for the motor vehicle industry. The Company acquired Radar in order to further its investment in stamping technologies and expand the diversity of its customer base, product offering and geographic footprint. Radar's results of operations are reflected in the Company's condensed consolidated statements of operations from the acquisition date.

As of April 30, 2016, $2,250 of funds remained in escrow, which is expected to be settled by September of 2016.

Note 4—Related Party Receivables

The Company had sales to MTD Products Inc. and its affiliates of $2,052 and $2,085 for the three and six months ended April 30, 2016, respectively, and $2,863 and $3,787 for the three and six months ended April 30, 2015, respectively. At April 30, 2016 and October 31, 2015, the Company had related party receivable balances of $1,978 and $1,092, respectively, due from MTD Products Inc. and its affiliates.

As of April 30, 2016, the Company had one joint venture in China. While the joint venture is consolidated in the Company's operations, operating activities in the first six months of 2016 were minimal.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc. As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative market-to-market favorable adjustment of $21 and a cumulative market-to-market unfavorable adjustment of $120, net of tax, was recorded as income/loss to other comprehensive income (loss) for the three and six months ended April 30, 2016, respectively. A cumulative market-to-market unfavorable adjustment of $28 and $191, net of tax, was recorded as a loss to other comprehensive income (loss) for the three and six months ended April 30, 2015, respectively.

The Company had zero sales to Velocys for the three months ended April 30, 2016 and had sales of $7 for the six months ended April 30, 2016 and $197 for both the three and six months ended April 30, 2015. At April 30, 2016 and October 31, 2015, the Company had a related party receivable balance of $0 and $9, respectively, due from Velocys.

Note 5—Inventories
Inventories consist of the following:

	April 30, 2016	October 31, 2015
Raw materials	$25,756	$31,864
Work-in-process	15,819	10,994
Finished goods	19,333	15,321
Total inventory	$60,908	$58,179

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $2,986 and $2,347 at April 30, 2016 and October 31, 2015, respectively.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	April 30, 2016	October 31, 2015
Tooling (1)	$28,274	$40,658
Prepaid other	8,900	7,609
Other current assets	111	—
Total	$37,285	$48,267

(1) Customer reimbursements for the development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next two years.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2016	October 31, 2015
Land and improvements	$11,344	$11,330
Buildings and improvements	117,254	118,166
Machinery and equipment	488,997	488,047
Furniture and fixtures	18,430	13,901
Construction in progress	41,759	51,253
Total, at cost	677,784	682,697
Less: Accumulated depreciation	408,542	402,437
Property, plant and equipment, net	$269,242	$280,260

Depreciation expense was $8,571 and $7,575 for the three months ended April 30, 2016 and April 30, 2015, respectively, and $17,296 and $15,675 for the six months ended April 30, 2016 and April 30, 2015, respectively.

Capital Leases:

	April 30, 2016	October 31, 2015
Leased Property:
Machinery and equipment	$7,295	$7,019
Less: Accumulated depreciation	1,466	1,142
Leased property, net	$5,829	$5,877

Total obligations under capital leases and future minimum rental payments to be made under capital leases at April 30, 2016 are as follows:

Twelve Months Ending April 30,
2017	$887
2018	903
2019	854
2020	453
2021	2,126
5,223
Plus amount representing interest ranging from 3.05% to 3.77%	626
Future minimum rental payments	$5,849

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the six months ended April 30, 2016 are as follows:

Balance October 31, 2015	$28,843
Foreign currency translation and other	80
Balance April 30, 2016	$28,923

Intangible Assets

The changes in the carrying amount of finite intangible assets for the six months ended April 30, 2016 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2015	$14,311	$3,540	$63	$1,500	$129	$19,543
Amortization expense	(665)	(386)	(8)	(62)	(8)	(1,129)
Foreign currency translation and other	4	—	—	—	—	4
Balance April 30, 2016	$13,650	$3,154	$55	$1,438	$121	$18,418
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	13.2	$17,598	$(3,924)	$(24)	$13,650
Developed technology	7.3	5,007	(1,853)	—	3,154
Non-compete	2.3	824	(769)	—	55
Trade Name	14.8	1,875	(437)	—	1,438
Trademark	10.0	166	(45)	—	121
		$25,470	$(7,028)	$(24)	$18,418
Total amortization expense was $565 and $1,129 for the three and six months ended April 30, 2016, respectively, and $677 and $1,309 for the three and six months ended April 30, 2015, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending April 30,
2017	$2,262
2018	2,195
2019	1,923
2020	1,712
2021	1,705
Thereafter	8,621
$18,418

Note 9—Financing Arrangements
Debt consists of the following:

	April 30, 2016	October 31, 2015
Credit Agreement—interest rate of 5.11% at April 30, 2016 and 4.44% at October 31, 2015	$261,200	$293,300
Equipment security note	1,246	1,496
Capital lease obligations	5,223	5,434
Insurance broker financing agreement	104	723
Total debt	267,773	300,953
Less: Current debt	1,497	2,080
Total long-term debt	$266,276	$298,873

At April 30, 2016, the Company had total debt, excluding capital leases, of $262,550, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $261,200 and fixed rate debt of $1,350. The weighted average interest rate of all debt was 4.45% and 2.43% (as defined below) for the six months ended April 30, 2016 and April 30, 2015, respectively.

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

On April 29, 2015, the Company executed a Fourth Amendment (the "Fourth Amendment") to the Credit Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitment of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 as well as scheduled commitment reductions totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to the Company's pro forma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provided for an interest rate margin on LIBOR loans of 1.50% to 4.00% and of 0.50% to 3.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2016, and October 31, 2015.

After considering letters of credit of $4,230 that the Company has issued, unused commitments under the Credit Agreement were $89,570 at April 30, 2016.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 3, 2015, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.95% and requires monthly payments of $104 through May 2016. As of April 30, 2016, $104 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2016, $1,246 remained outstanding under this agreement and $506 was classified as current debt and $740 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of April 30, 2016, the present value of minimum lease payments under its capital leases amounted to $5,223.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $10 and a loss of $470, net of tax, for the three and six months ended April 30, 2016, respectively, which is reflected in other comprehensive income (loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and the first six months of fiscal 2016 resulted in realized losses of $332 and $666 of interest expense related to the interest rate swap settlements for the three and six months ended April 30, 2016, respectively. Interest expense related to the interest rate swap settlements was not realized for the three and six months ended April 30, 2015 as the Company entered into the swap during the second quarter of fiscal 2015.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2017	$—	$506	$887	$104	$1,497
2018	—	521	903	—	1,424
2019	—	219	854	—	1,073
2020	261,200	—	453	—	261,653
2021	—	—	2,126	—	2,126
Total	$261,200	$1,246	$5,223	$104	$267,773

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three and six months ended April 30, 2016 and 2015 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
Interest cost	$892	$866	$4	$6
Expected return on plan assets	(1,142)	(1,174)	—	—
Amortization of net actuarial loss	310	297	3	7
Net periodic (benefit) cost	$60	$(11)	$7	$13

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Interest cost	$1,783	$1,733	$8	$12
Expected return on plan assets	(2,284)	(2,349)	—	—
Amortization of net actuarial loss	620	593	6	14
Net periodic (benefit) cost	$119	$(23)	$14	$26

The Company made one contribution of $950 to the defined pension plans during the six months ended April 30, 2016 and $950 and $1,870 to the defined pension plans during the three and six months ended April 30, 2015, respectively. No further contributions for the remainder of fiscal 2016 are required.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For the Company's Polish operations, the Pension obligations for the fiscal year ended 2016 are expected to be $736 based on actuarial reports. The Polish operations recognized $27 and $52 of expense for the three and six months ended April 30, 2016 and $30 and $60 of expense for the three and six months ended April 30, 2015, respectively.

Note 11—Stock Incentive Compensation (amounts in thousands except number of shares and per share data)
Stock Incentive Compensation falls under the scope of FASB ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires the Company to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For stock options, the Company has elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience. For restricted stock and restricted stock units, the Company is computing fair value based on a twenty day Exponential Moving Average ("EMA") as of the close of business the Friday preceding the award date.
2016 Equity and Incentive Compensation Plan
On March 9, 2016, stockholders approved and adopted the 2016 Equity and Incentive Compensation Plan ("2016 Plan") which replaced the Amended and Restated 1993 Key Employee Stock Incentive Program. The 2016 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and its subsidiaries (i) option rights, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of option and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.
The Compensation Committee of our Board of Directors approved the grant of restricted stock and restricted stock units under the 2016 Plan shown in the table below during the six months ended April 30, 2016:

	Granted	20 Day EMA
Restricted Stock	276,856	$4.17
Restricted Stock Units	21,539	$4.17

The following table summarizes the Company’s Incentive Plan activity for the six months ended April 30, 2016 and 2015:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA (1)	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA (1)

November 1, 2014	123,333	$9.69	5.15	116,882	$16.81	2.58	—	—
Granted	—	—		22,504	$14.22		—	—
Options exercised or restricted stock vested	(18,650)	$8.30		(25,000)	$18.87		—	—
Forfeited or expired	(11,350)	$11.58		(6,750)	$20.64		—	—
April 30, 2015	93,333	$9.74	4.51	107,636	$15.55	1.68	—	—

November 1, 2015	90,666	$9.70	4.10	124,255	$13.77	2.28	—	—
Granted	—	—		309,251	$4.28		21,539	$4.17
Options exercised or restricted stock vested	—	—		(21,458)	$16.64		—	—
Forfeited or expired	(1,000)	$12.04		(1,500)	$10.13		—	—
April 30, 2016	89,666	$9.67	3.59	410,548	$6.48	2.25	21,539	$4.17
(1) 20 day EMA effective with commencement of the 2016 Plan on March 9, 2016.
The Company recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and six months ended April 30, 2016 and 2015 as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Stock options	$—	$—	$—	$15
Restricted stock	253	344	442	527
Restricted stock units	9	—	9	—
Total	$262	$344	$451	$542
Stock Options
The exercise price of each stock option equals the market price of the Company's common stock on its grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting period. The Company's stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three and six months ended April 30, 2016 and 2015.
Stock options were not exercised during the three and six months ended April 30, 2016. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At both April 30, 2016 and April 30, 2015, the exercise price of some of the Company's stock option grants were higher than the market value of the Company's stock. At April 30, 2016 and April 30, 2015, the options outstanding and exercisable had an intrinsic value of $64 and $244, respectively.
Restricted Stock Awards
The grant date fair value of each restricted stock award equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of April 30, 2016, there was approximately $2,009 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.

Restricted Stock Units
The grant date fair value of each restricted stock unit equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of April 30, 2016, there was approximately $76 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share calculation to the extent they are dilutive. For the six months ended April 30, 2016 and 2015, approximately 481 and 85 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Net income (loss) available to common stockholders	$3,057	$6,353	$(2,002)	$8,796
Basic weighted average shares	17,615	17,211	17,615	17,217
Effect of dilutive securities:
Stock options	5	25	—	31
Diluted weighted average shares	17,620	17,236	17,615	17,248
Basic income (loss) per share	$0.17	$0.37	$(0.11)	$0.51
Diluted income (loss) per share	$0.17	$0.37	$(0.11)	$0.51

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at April 30, 2016 and October 31, 2015 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2015:
Interest Rate Swap Contracts	$(4,989)	$(4,989)	Income Approach
Marketable Securities	356	356	Income Approach
April 30, 2016:
Interest Rate Swap Contracts	(5,726)	(5,726)	Income Approach
Marketable Securities	$182	$182	Income Approach
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
The Company calculates the fair value of its marketable securities by using the closing stock price on the last business day of the quarter.

Note 13—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended April 30, 2016 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment (1)	Foreign Currency Translation Adjustment (2)	Accumulated Other Comprehensive Loss
Balance at January 31, 2016	$(28,611)	$(481)	$(3,656)	$(19,015)	$(51,763)
Other comprehensive income (loss)	198	20	(322)	3,179	3,075
Amounts reclassified from accumulated other comprehensive loss	—	—	332	149	481
Net current-period other comprehensive income	198	20	10	3,328	3,556
Balance at April 30, 2016	$(28,413)	$(461)	$(3,646)	$(15,687)	$(48,207)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the six months ended April 30, 2016 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment (1)	Foreign Currency Translation Adjustment (2)	Accumulated Other Comprehensive Loss
Balance at October 31, 2015	$(28,809)	$(341)	$(3,176)	$(17,723)	$(50,049)
Other comprehensive income (loss)	396	(120)	(1,136)	1,887	1,027
Amounts reclassified from accumulated other comprehensive loss	—	—	666	149	815
Net current-period other comprehensive income (loss)	396	(120)	(470)	2,036	1,842
Balance at April 30, 2016	$(28,413)	$(461)	$(3,646)	$(15,687)	$(48,207)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with interest expense included in the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with foreign currency translation included in the statements of operations.

Note 14—Business Segment Information
For the six months ended April 30, 2016, the Company conducted its business and reported its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the Senior Leadership Team (SLT), which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 17.1% for both the three and six months ended April 30, 2016 and 16.8% and 16.6% for the three and six months ended April 30, 2015, respectively.

	Three Months Ended April 30,		Six Months Ended April 30,
	Revenues		Revenues
Geographic Region:	2016	2015	2016	2015
Europe	$41,545	$35,062	$74,537	$65,804
Mexico	$6,950	$10,618	$16,744	$20,072
United States	$235,769	$226,620	$444,038	$432,289
Total Company	$284,264	$272,300	$535,319	$518,165

	Three Months Ended April 30,		Six Months Ended April 30,
	Foreign Currency (Gain) Loss		Foreign Currency (Gain) Loss
Geographic Region:	2016	2015	2016	2015
Europe	$(780)	$(560)	$(82)	$(828)
Mexico	$31	$9	$55	$(47)
The foreign currency loss is included as a component of other (income) expense in the condensed consolidated statements of operations.
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	April 30, 2016	October 31, 2015
Europe	$46,783	$43,247
Mexico	$20,482	$20,501
United States	$265,573	$276,407
Total Company	$332,838	$340,155

Note 15—Commitments and Contingencies

Litigation:
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of its officers (the President and Chief Executive Office and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that the Company issued inaccurate information to investors about, among other things, the Company’s earnings and income and its internal controls over financial reporting for fiscal 2014 and  the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company's common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016.
A shareholder derivative lawsuit was filed on April 1, 2016 in the Court of Common Pleas, Medina County, Ohio against the Company's President and Chief Executive Office and Vice President of Finance and Treasurer and members of the Company’s Board of Directors. The lawsuit claims in part that the defendants breached their fiduciary duties owed to the Company by failing to exercise appropriate oversight over the Company's accounting controls, leading to the accounting issues and the restatement announced in September 2015.  The complaint seeks a judgment against the individual defendants and in favor of the Company for money damages, plus miscellaneous non-monetary relief.  On May 2, 2016, the Court entered a stipulated order staying this case pending the outcome of the Motion to Dismiss in the securities class action lawsuit described in the previous paragraph.
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
(Dollars in thousands, except per share data)

General

The Company is a leading global supplier of lightweighting and NVH solutions to the automotive, commercial vehicle and other industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys to OEMs. Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components which serve the automotive, commercial vehicle and other industrial sectors of OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply Original Equipment Manufacturers ("OEMs"). Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has locations in Asia, Europe and North America.

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
The Company's products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in May 2016), Europe and North America production volumes for the three and six months ended April 30, 2016 and 2015 were as follows:

Production Volumes	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Europe	5,863	5,677	10,764	10,463
North America	4,684	4,447	8,744	8,380
Total	10,547	10,124	19,508	18,843

Europe:
Increase from prior year	186		301
% Increase from prior year	3.3%		2.9%
North America
Increase from prior year	237		364
% Increase from prior year	5.3%		4.3%
Total
Increase from prior year	423		665
% Increase from prior year	4.2%		3.5%

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

Revenue Recognition. The Company recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. The Company enters into tooling contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers.  The Company primarily records tooling revenues and costs net in cost of goods sold at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between the Company and customer and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

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
Income Taxes. The Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period, expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company's tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain income tax positions based on the Company's estimate of whether, and the extent to which, additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries or to pay down third party European debt.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. The Company recorded an impairment charge of $273 related to long-lived assets during the six months ended April 30, 2016. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $28,923 as of April 30, 2016, or 5% of its total assets, and approximately $28,843 as of October 31, 2015, or 4% of its total assets.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company assesses goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, the Company considers the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and its current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, the Company will perform quantitative impairment testing at the reporting unit level.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At April 30, 2016 and October 31, 2015, the amount accrued for group insurance and workers’ compensation claims was $4,610 and $4,664, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

Share-Based Compensation. The Company records compensation expense for the fair value of nonvested stock option awards, restricted stock awards and restricted stock units over the remaining vesting period. The Company has elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. The Company determines the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between three months and four years.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, the Company determines a forfeiture rate at the time of grant. If actual forfeitures materially differ from the estimate, the share-based compensation expense could be materially different.

The restricted stock and restricted stock units are valued based upon a 20 day EMA as of the Friday prior to the grant of an award. In addition, the Company determines a forfeiture rate at the time of grant. Share-based compensation expense is adjusted when actual forfeitures occur.

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

Derivative Instruments and Hedging Activities. The Company records derivative instruments in the condensed consolidated balance sheet as either an asset or liability and as a component of other comprehensive loss and measured at fair value. Changes in derivative instruments' fair value are recognized currently in earnings, unless the derivative instrument has been designated as a cash flow hedge and specific cash flow hedge accounting criteria are met. Under the cash flow hedge accounting, unrealized gains and losses are reflected in stockholder's equity as accumulated other comprehensive income (loss) (AOCI) until the forecasted transaction occurs. If the cash flow hedge is deemed ineffective, the derivative's gains or losses are then recognized in the condensed consolidated statement of operation.

Foreign Currency Translation. Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), its Netherlands holding company, its Swedish holding company, and all U.S. subsidiaries have the functional currency of the U.S. dollar. All other entities have their respective local currency as their functional currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the condensed consolidated statements of operation.

Results of Operations
Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

REVENUES. Sales for the second quarter of fiscal 2016 were $284,264, an increase of $11,964 from last year’s second quarter sales of $272,300, or 4.4%. The increase was primarily attributable to Europe and North America combined light vehicle production growth for the second quarter of 2016, which increased 4.2% from production levels in the second quarter of fiscal 2015. In addition, acceptance of leading technologies and successful launches of business wins contributed to the increase in sales revenue as well as the Company's focus on higher value added and higher margin products.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2016 was $25,225 compared to gross profit of $27,955 in the second quarter of fiscal 2015, a decrease of $2,730. Gross profit as a percentage of sales was 8.9% for the second quarter of 2016 and 10.3% for the second quarter of 2015. The positive impact in product mix of $7,215 was unfavorably impacted by an increase in labor and benefits of $6,380 and an increase in lease expense, depreciation and other manufacturing expenses of $3,564.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Selling, general and administrative expenses of $16,992 in the second quarter of fiscal 2016 were $123 more than expenses of $16,869 in the same period of the prior year. As a percentage of sales, these expenses were 6.0% of sales in the second quarter of fiscal 2016 and 6.2% of sales in the second quarter of 2015. The decrease reflects the Company's focus on expense control.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2016 was $4,520, compared to interest expense of $2,067 during the second quarter of fiscal 2015. The increase in interest expense was the result of the level of borrowing and rates for use of funds and higher average rates for funding acquisition activities. Borrowed funds averaged $272,974 during the second quarter of fiscal 2016 and the weighted average interest rate was 5.07%. In the second quarter of fiscal 2015, borrowed funds averaged $280,017 and the weighted average interest rate of debt was 2.62%.

OTHER INCOME / EXPENSE. Other expense, net was $83 for the second quarter of fiscal 2016 and other income, net was $669 in the second quarter of fiscal 2015. Other expense, net and other income, net reflect the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. Income taxes in the second quarter of fiscal 2016 was an expense of $12 on pretax income of $3,069 for an effective tax rate of 0.4%. The provision for income taxes in the second quarter of fiscal 2015 was an expense of $2,665 on income before taxes of $9,018 for an effective tax rate of 29.5%. The rate difference between the current quarter and the same quarter of fiscal 2015 is primarily driven by currency fluctuation in deferred tax assets of the Company’s Mexican subsidiary, ASC 740-10 (FIN 48) adjustment for state taxes, and fiscal 2015 return to provision adjustment associated with the Domestic Production Activities Deduction, a tax deduction provided to companies who manufacture in the U.S.

NET INCOME / LOSS. Net income for the second quarter of fiscal 2016 was $3,057, or $0.17 per share, diluted compared to net income for the second quarter of fiscal 2015 was $6,353, or $0.37 per share, diluted. Net income for 2016 was impacted by higher average borrowing costs of $2,450, or $0.09 per share, diluted.

Results of Operations
Six Months Ended April 30, 2016 Compared to Six Months Ended April 30, 2015

REVENUES. Sales for the first six months of fiscal 2016 were $535,319, an increase of $17,154 from last year’s first six months sales of $518,165, or 3.3%. The increase was primarily attributable to Europe and North America combined light vehicle production growth for the first six months of 2016, which increased 3.5% from production levels in the first six months of fiscal 2015. Acceptance of leading technologies and successful launches of business wins contributed to the increase in sales revenue, as well as the Company's focus on higher value added and higher margin products. In addition, foreign currency translation of $4,166 positively impacted sales revenue.

GROSS PROFIT. Gross profit for the first six months of fiscal 2016 was $41,206 compared to gross profit of $46,632 in the first six months of fiscal 2015, a decrease of $5,426. Gross profit as a percentage of sales was 7.7% in the first six months of fiscal 2016 and 9.0% in the first six months of fiscal 2015. Scrap pricing unfavorably impacted cost of materials, decreasing gross profit by approximately $6,900, which was offset by a positive impact of $12,737 in product mix. Gross profit was negatively impacted by an increase in labor and benefits of $7,179 and an increase in lease expense, depreciation and other manufacturing expenses of $4,080.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $34,576 in the first six months of fiscal 2016 were $4,092 more than expenses of $30,484 in the first six months of fiscal 2015. As a percentage of sales, these expenses were 6.5% of sales in the first six months of fiscal 2016 and 5.9% of sales in the first six months of fiscal 2015. The increase reflects the additional personnel and related benefits and third-party services as a result of growth and expansion of the Company's technical centers, including related infrastructure costs such as supplies, utilities, depreciation.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2016 was $8,872, compared to interest expense of $3,829 during the first six months of fiscal 2015. The increase in interest expense was the result of higher average borrowing of and rates for use of funds and higher average rates for funding acquisition activities. Borrowed funds averaged $282,300 during the first six months of fiscal 2016 and the weighted average interest rate was 4.45%. In the first six months of fiscal 2015, borrowed funds averaged $276,684 and the weighted average interest rate of debt was 2.43%.

OTHER INCOME / EXPENSE. Other expense, net was $479 for the first six months of fiscal 2016 and other income, net was $1,064 in the first six months of fiscal 2015. Both are the result of currency transaction gains and losses realized by the Company's European and Mexican subsidiary.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first six months of fiscal 2016 was a benefit of $1,842 on losses before taxes of $3,844 for an effective tax rate of 48.0%. The provision for income taxes for the first six months of fiscal 2015 was an expense of $3,292 on income before taxes of $12,088 for an effective tax rate of 27.2%. The rate increase compared to the same period of fiscal 2015 was driven by the change in tax law that made the Research and Development Credit (permanent in fiscal 2016, temporary in fiscal 2015) and extended the Alternative Fuel Tax Credit through December 31, 2016, along with the recognition of fiscal 2015 return to provision adjustments.

NET INCOME / LOSS. Net loss for the first six months of fiscal 2016 was $2,002, or $0.11 per share, diluted. Net income for the first six months of fiscal 2015 was $8,796 or $0.51 per share, diluted. Net loss for 2016 was negatively impacted by approximately $4,487 or $0.26 per share, diluted after tax, due to the lower price recovered from engineered scrap recovery.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At April 30, 2016, total debt was $267,773 and total equity was $141,193, resulting in a capitalization rate of 65.5% debt, 34.5% equity. Current assets were $293,177 and current liabilities were $195,997, resulting in positive working capital of $97,180.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Six Months Ended April 30,		2016 vs. 2015
	2016	2015	change
Net cash provided by operating activities	$31,537	$3,558	$27,979
Net cash used in investing activities	$(7,652)	$(21,662)	$14,010
Net cash provided by (used in) financing activities	$(33,060)	$16,821	$(49,881)

Net Cash Provided by Operating Activities:

	Six Months Ended April 30,
	2016	2015
Operational cash flow before changes in operating assets and liabilities	$18,811	$27,287

Changes in operating assets and liabilities:
Accounts receivable	11,909	(12,929)
Inventories	(2,172)	158
Prepaids and other assets	6,663	(2,658)
Payables and other liabilities	(5,608)	(9,074)
Accrued income taxes	1,934	774
Total change in operating assets and liabilities	$12,726	$(23,729)

Net cash provided by operating activities	$31,537	$3,558

Cash flow from operations before changes in operating assets and liabilities was $18,811 and $27,287 for the six months ended April 30, 2016 and 2015, respectively. The decrease of $8,476 is mainly driven by lower earnings in the first six months of 2016 compared to the first six months of 2015.

Cash inflow and outflow from changes in operating assets and liabilities:

•	Cash inflow from changes in operating assets and liabilities was $12,726 for the six months ended April 30, 2016 compared to a cash outflow of $23,729 for the six months ended April 30, 2015.

•
Cash inflow from changes in accounts receivable for the six months ended April 30, 2016 was $11,909 compared to a cash outflow of $12,929 for the six months ended April 30, 2015. The increase was primarily increased efforts in collecting receivables and customer reimbursed tooling as the Company’s product launches have significantly increased since 2015.

•
Cash outflow from changes in inventory for the six months ended April 30, 2016 was $2,172 compared to a cash inflow of $158 for the six months ended April 30, 2015. The decrease was primarily driven by a change in customer mix and delivery.

•
Cash inflow from changes in prepaids and other assets for the six months ended April 30, 2016 was $6,663 compared to a cash outflow of $2,658 for the six months ended April 30, 2015. The increase reflects the increase in customer reimbursable tooling due to the increase in product launches since 2015 and funding of preproduction supplies related to the Company's China operations.

•
Cash outflows from changes in payables and other liabilities for the six months ended April 30, 2016 and 2015 was $5,608 and $9,074, respectively. The changes were a result of managing working capital needs as well as reductions in tooling investments.

•
Cash inflows from changes in accrued income taxes of $1,934 and $774 for the six months ended April 30, 2016 and April 30, 2015, respectively, due to a decrease in the federal tax receivable as a result of a decrease in pre-tax income.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the six months ended April 30, 2016 and 2015 was $7,652 and $21,662, respectively, and consisted of capital expenditures. The expenditures are attributed to projects for new awards and product launches. The Company had unpaid capital expenditures of $3,823 at April 30, 2016 and $3,703 at April 30, 2015, and such amounts were included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows.

Net Cash (Used For) Provided By Financing Activities:

Net cash used in financing activities was $33,060 during the six months ended April 30, 2016 compared to net cash provided by financing activities during the six months ended April 30, 2015 of $16,821. The change is attributable to an increase in cash used to fund working capital and to pay down debt. As of April 30, 2016, the Company's long-term indebtedness was $266,276.

Revolving Credit Facility:

The Company and its subsidiaries are party to the Credit Agreement.

On October 30, 2015, the Company executed the Fifth Amendment which increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, the Company executed the Fourth Amendment to the Credit Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitment of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 as well as scheduled commitment reductions totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to the Company's pro forma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.50% to 4.0% and of 0.50% to 3.0% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2016, and October 31, 2015.

After considering letters of credit of $4,230 that the Company has issued, unused commitments under the Credit Agreement were $89,570 at April 30, 2016.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to ensure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $6,573 over the next five years.

Other Debt:

On August 3, 2015, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.95% and requires monthly payments of $104 through May 2016. As of April 30, 2016, $104 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2016, $1,246 remained outstanding under this agreement and $506 was classified as current debt and $740 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of April 30, 2016, the present value of minimum lease payments under its capital leases amounted to $5,223.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $10 and a loss of $470, net of tax, for the three and six months ended April 30, 2016, respectively, which is reflected in other comprehensive loss. The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and the first six months of fiscal 2016 resulted in realized losses of $332 and $666 of interest expense related to the interest rate swap settlements for the three and six months ended April 30, 2016, respectively. Interest expense related to the interest rate swap settlements was not realized for the three months ended April 30, 2015 as the Company entered into the swap during the second quarter.

Scheduled repayments of debt for the next five years are listed below:

April 30, 2016	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2017	$—	$506	$887	$104	$1,497
2018	—	521	903	—	1,424
2019	—	219	854	—	1,073
2020	261,200	—	453	—	261,653
2021	—	—	2,126	—	2,126

Total	$261,200	$1,246	$5,223	$104	$267,773

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

Interest Rate Risk

At April 30, 2016, the Company had total debt, excluding capital leases, of $262,550, consisting of a revolving line of credit of floating rate debt of $261,200 (99.5%) and fixed rate debt of $1,350 (0.5%). Assuming no changes in the monthly average revolver debt levels of $272,974 for the quarter ended April 30, 2016, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would impact on interest expense by approximately $2,612 in additional expense.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016 . The Company recognized $332 and $666 of interest expense related to the interest rate swap for the three and six months ended April 30, 2016.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	April 30,	October 31,
	Location	2016	2015
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(5,726)	$(4,989)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the six months ended April 30, 2016:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(470)	Interest expense	$666

The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the six months ended April 30, 2015:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(1,118)	Interest expense	$—

Financial Instruments
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products.

The following table summarizes sales by currency and percentage of total sales for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended April 30,				Six Months Ended April 30,
	Sales	Percentage of Sales	Sales	Percentage of Sales	Sales	Percentage of Sales	Sales	Percentage of Sales
Currency:	2016		2015		2016		2015
Swedish krona	$25,664	9.0%	$21,686	8.0%	$46,079	8.6%	$41,593	8.0%
Polish zloty	15,881	5.6%	13,376	4.9%	28,458	5.3%	24,211	4.7%
Mexican peso	6,950	2.4%	10,618	3.9%	16,744	3.1%	20,072	3.9%
Total International	$48,495	17.1%	$45,680	16.8%	$91,281	17.1%	$85,876	16.6%
US dollar	235,769	82.9%	226,620	83.2%	444,038	82.9%	432,289	83.4%
Total Company	$284,264	100.0%	$272,300	100.0%	$535,319	100.0%	$518,165	100.0%

For both the three and six months ended April 30, 2016 and 2015, no other single currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company's management, including the PEO and PFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company's PEO and PFO concluded that the Company's disclosure controls and procedures were effective as of April 30, 2016.

Previously Disclosed Material Weakness

Management previously reported two material weaknesses in the Company’s internal control over financial reporting in its’ Annual Report on Form 10-K for fiscal year ended October 31, 2015.

The first material weakness initially disclosed on Form 10-Q for fiscal quarter ended July 31, 2015, related to a lack of timely and precise reconciliations of the account balances and journal entry controls, propagated by employee collusion, at the Wellington manufacturing facility. The material weakness was expanded on Form 10-K for fiscal year ended October 31, 2015 to include those manufacturing facilities utilizing the same reporting system as Wellington.

The second material weakness, disclosed on Form 10-K for fiscal year ended October 31, 2015, related to inadequate internal control monitoring and assessment activities pertaining to the control environment related to those manufacturing facilities utilizing the same reporting system as Wellington.

Company management, with detailed oversight, immediately initiated and implemented the following corrective actions beginning in the fourth quarter of fiscal 2015 (and remain on-going) to remediate the deficiencies described above:

•	Evaluation of personnel and positions to promote appropriate leadership and knowledge base.

•	Temporary assignment of subject matter experts to assist with remediation progress.

•	Preparation of process flows and narratives for business cycles identifying and supporting key controls.

•	Testing and evaluations, with management oversight, of various processes considered remediated. Further strengthening of controls may be required based on results.

•	Retraining and reinforcement of key internal controls through our management activities, as well as cross-facility utilization of personnel.

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

Management concluded as of April 30, 2016 the remediation plans were successfully implemented and the material weaknesses as described above related to the Wellington manufacturing facility and those manufacturing facilities utilizing the same reporting system as Wellington were remediated.

The Company is committed to maintaining a strong internal control environment and believes its remediation efforts represent significant improvement in controls. The control environment and identified key controls in effect will continue to be reevaluated by Internal Audit throughout fiscal 2016.

Changes in Internal Control Over Financial Reporting

Except as described above in connection with the Company's corrective actions, there were no other changes in the Company's internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

Note 15, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes in the Company's risk factors disclosed in Item 1A of its Annual Report on Form 10-K for the year ended October 31, 2015.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended

10.1
Shiloh Industries, Inc. 2016 Equity and Incentive Compensation Plan is incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on January 29, 2016 (Commission File No. 0-21964).

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
W. Jay Potter
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: June 8, 2016

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended

10.1
Shiloh Industries, Inc. 2016 Equity and Incentive Compensation Plan is incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on January 29, 2016 (Commission File No. 0-21964).

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