Form 10-Q
period 2016-07-31
SHILOH INDUSTRIES INC
filed 2016-09-07
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Number of shares of Common Stock outstanding as of September 6, 2016 was 17,614,056.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	July 31, 2016	October 31, 2015

ASSETS
Cash and cash equivalents	$4,576	$13,100
Investment in marketable securities	124	356
Accounts receivable, net of allowance for doubtful accounts of $615 and $821 at July 31, 2016 and October 31, 2015, respectively	156,194	194,373
Related-party accounts receivable	841	1,092
Prepaid income taxes	6,292	3,799
Inventories, net	64,616	58,179
Deferred income taxes	1,663	2,837
Prepaid expenses and other assets	35,287	48,267
Total current assets	269,593	322,003
Property, plant and equipment, net	267,184	280,260
Goodwill	28,509	28,843
Intangible assets, net	17,848	19,543
Deferred income taxes	4,424	4,431
Other assets	19,302	11,509
Total assets	$606,860	$666,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,407	$2,080
Accounts payable	137,730	160,405
Other accrued expenses	34,239	34,459
Accrued income taxes	810	—
Total current liabilities	174,186	196,944
Long-term debt	259,224	298,873
Long-term benefit liabilities	15,438	17,376
Deferred income taxes	12,463	6,180
Interest rate swap agreement	6,087	4,989
Other liabilities	794	1,312
Total liabilities	468,192	525,674
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 and 25,000,000 shares authorized at July 31, 2016 and October 31, 2015, respectively; 17,614,056 and 17,309,623 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	176	173
Paid-in capital	70,100	69,334
Retained earnings	119,106	121,457
Accumulated other comprehensive loss, net	(50,714)	(50,049)
Total stockholders’ equity	138,668	140,915
Total liabilities and stockholders’ equity	$606,860	$666,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net revenues	$248,832	$266,071	$784,151	$784,236
Cost of sales	224,575	245,822	719,135	717,355
Gross profit	24,257	20,249	65,016	66,881
Selling, general and administrative expenses	17,546	12,246	52,122	42,730
Amortization of intangible assets	566	486	1,695	1,795
Operating income	6,145	7,517	11,199	22,356
Interest expense	4,645	2,885	13,517	6,714
Interest income	—	(7)	(6)	(21)
Other (income) expense	486	178	518	(886)
Income (loss) before income taxes	1,014	4,461	(2,830)	16,549
Provision (benefit) for income taxes	1,363	2,480	(479)	5,772
Net income (loss)	$(349)	$1,981	$(2,351)	$10,777
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.02)	$0.11	$(0.13)	$0.63
Basic weighted average number of common shares	17,614	17,227	17,614	17,220
Diluted earnings (loss) per share	$(0.02)	$0.11	$(0.13)	$0.62
Diluted weighted average number of common shares	17,614	17,246	17,614	17,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net income (loss)	$(349)	$1,981	$(2,351)	$10,777
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	310	—	930	391
Actuarial net gain	—	—	—	593
Asset net loss	—	—	—	(683)
Income tax provision	(112)	—	(336)	(114)
Total defined benefit pension plans & other post retirement benefits, net of tax	198	—	594	187
Marketable securities
Unrealized loss on marketable securities	(58)	(258)	(233)	(552)
Income tax benefit	20	90	75	193
Total marketable securities, net of tax	(38)	(168)	(158)	(359)
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	(797)	147	(2,201)	(1,651)
Income tax benefit (provision)	131	(56)	399	625
Reclassification adjustments for settlement of derivatives included in net loss	436	—	1,102	—
Change in fair value of derivative instruments, net of tax	(230)	91	(700)	(1,026)
Foreign currency translation adjustments:
Foreign currency translation loss	(2,655)	(1,062)	(768)	(8,648)
Reclassification adjustments for settlement of foreign currency included in net loss	218	—	367	—
Unrealized loss on foreign currency translation, net of tax	(2,437)	(1,062)	(401)	(8,648)
Comprehensive income (loss), net	$(2,856)	$842	$(3,016)	$931

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,351)	$10,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,307	26,083
Asset impairment, net	273	—
Amortization of deferred financing costs	1,873	519
Deferred income taxes	7,672	3,134
Stock-based compensation expense	784	851
(Gain) loss on sale of assets	(76)	97
Changes in operating assets and liabilities:
Accounts receivable	39,662	3,391
Inventories	(5,921)	(7,360)
Prepaids and other assets	6,260	(8,456)
Payables and other liabilities	(26,593)	(12,057)
Prepaid and accrued income taxes	(1,655)	558
Net cash provided by operating activities	48,235	17,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,238)	(24,038)
Acquisitions, net of cash acquired	—	195
Proceeds from sale of assets	1,350	11,417
Net cash used for investing activities	(16,888)	(12,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(541)	(581)
Proceeds from long-term borrowings	102,900	94,900
Repayments of long-term borrowings	(141,874)	(102,665)
Payment of deferred financing costs	(308)	(1,342)
Proceeds from exercise of stock options	—	159
Net cash used for financing activities	(39,823)	(9,529)
Effect of foreign currency exchange rate fluctuations on cash	(48)	(961)
Net decrease in cash and cash equivalents	(8,524)	(5,379)
Cash and cash equivalents at beginning of period	13,100	12,014
Cash and cash equivalents at end of period	$4,576	$6,635

Supplemental Cash Flow Information:
Cash paid for interest	$11,543	$6,547
Cash paid for (refund of) income taxes	$(5,702)	$245

Non-cash Activities:
Capital equipment included in accounts payable	$2,896	$3,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Revenues and operating results for the nine months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.
In the current period, the Company reclassified certain prior year amounts related to tooling from inventory to prepaid expenses to conform with the current period presentation. Such reclassification is reflected in the condensed consolidated statements of cash flows and management's discussion and analysis of financial condition and results of operations and resulted in a reclassification of $31,616 from inventory to prepaids and other assets for the nine months ended July 31, 2015.
In the current period, the Company reclassified certain prior year amounts related to machinery and equipment from construction in process to non-current other assets to conform with the current period presentation. Such reclassification is reflected in the condensed consolidated statements of cash flows resulting in a reclassification of $1,879 from capital expenditures to prepaids and other assets for the nine months ended July 31, 2015.
In the current period, the Company reclassified certain prior year amounts from machinery and equipment to accumulated depreciation totaling $7,433 for the fiscal year ended October 31, 2015, which on a net basis had no impact on overall property, plant and equipment, net.
Effective November 1, 2015, the Company changed its classification for recoveries of scrap and tooling as an offset to cost of sales as opposed to net revenues. The Company believes that recoveries of scrap represents the reimbursement of the material it is not able to use in production and, therefore, more appropriately reflected as an offset to cost of sales to allow for better comparability. For the three and nine months ended July 31, 2015, $9,130 and $28,049, respectively, was reclassified from net revenues to cost of sales in the condensed consolidated statements of operations.

Note 2—New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its statement of financial position or financial statement disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases" which requires a lessee to recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance within Accounting Standards Codification ("ASC") Topic 840, Leases. For operating leases, a lessee is required to do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. AUS 2016-02 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. We are currently assessing the potential impact of the new requirements under the standard.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and the new standard now is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During the second and third quarter, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. ASUs 2016-10 and 2016-12 provide further clarification on the implementation guidance on principal versus agent considerations. ASU 2016-11 rescinds certain SEC guidance from the FASB ASC in response to announcements made by the SEC at the Emerging Issues Task Force's ("EITF") March 3, 2016 meeting. The Company is currently evaluating the potential effects of this pronouncement and the implementation approach to be used.

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

As of July 31, 2016, $2,250 of funds remained in escrow, which are expected to be settled by the end of September 2016.

Note 4—Related Party Receivables

The Company had sales to MTD Products Inc. and its affiliates of $1,099 and $3,184 for the three and nine months ended July 31, 2016, respectively, and $1,577 and $5,364 for the three and nine months ended July 31, 2015, respectively. At July 31, 2016 and October 31, 2015, the Company had related party receivable balances of $841 and $1,092, respectively, due from MTD Products Inc. and its affiliates.

As of July 31, 2016, the Company had one joint venture in China. Operating activities have been insignificant and are not yet consolidated in the Company's statement of operations.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc. As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative mark-to-market unfavorable adjustment of $38 and $158, net of tax, was recorded as a loss to other comprehensive income (loss) for the three and nine months ended July 31, 2016, respectively. A cumulative mark-to-market unfavorable adjustment of $168 and $359, net of tax, was recorded as a loss to other comprehensive income (loss) for the three and nine months ended July 31, 2015, respectively.

The Company had $5 and $12 of sales to Velocys for the three and nine months ended July 31, 2016, respectively, and $1,163 and $1,360 for the three and nine months ended July 31, 2015, respectively. At July 31, 2016 and October 31, 2015, the balances due from Velocys were immaterial.

Note 5—Inventories
Inventories consist of the following:

	July 31, 2016	October 31, 2015
Raw materials	$26,082	$31,864
Work-in-process	17,011	10,994
Finished goods	21,523	15,321
Total inventory	$64,616	$58,179

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $3,196 and $2,347 at July 31, 2016 and October 31, 2015, respectively.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	July 31, 2016	October 31, 2015
Tooling (1)	$25,809	$40,658
Prepaid other	9,420	7,609
Other current assets	58	—
Total	$35,287	$48,267

(1) Customer reimbursements for the development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next twelve months.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2016	October 31, 2015
Land and improvements	$11,344	$11,330
Buildings and improvements	117,100	118,166
Machinery and equipment	495,869	488,047
Furniture and fixtures	18,299	13,901
Construction in progress	40,411	51,253
Total, at cost	683,023	682,697
Less: Accumulated depreciation	415,839	402,437
Property, plant and equipment, net	$267,184	$280,260

Depreciation expense was $8,867 and $8,613 for the three months ended July 31, 2016 and July 31, 2015, respectively, and $26,612 and $24,288 for the nine months ended July 31, 2016 and July 31, 2015, respectively.

Capital Leases:

	July 31, 2016	October 31, 2015
Leased Property:
Machinery and equipment	$7,295	$7,019
Less: Accumulated depreciation	1,626	1,142
Leased property, net	$5,669	$5,877

Total obligations under capital leases and future minimum rental payments to be made under capital leases at July 31, 2016 are as follows:

Twelve Months Ending July 31,
2017	$897
2018	881
2019	741
2020	393
2021	1,898
4,810
Plus amount representing interest ranging from 3.05% to 3.77%	552
Future minimum rental payments	$5,362

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the nine months ended July 31, 2016 are as follows:

Balance October 31, 2015	$28,843
Foreign currency translation	(334)
Balance July 31, 2016	$28,509

Intangible Assets

The changes in the carrying amount of finite intangible assets for the nine months ended July 31, 2016 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2015	$14,311	$3,540	$63	$1,500	$129	$19,543
Amortization expense	(999)	(579)	(12)	(92)	(13)	(1,695)
Foreign currency translation	—	—	—	—	—	—
Balance July 31, 2016	$13,312	$2,961	$51	$1,408	$116	$17,848
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	13.2	$17,598	$(4,258)	$(28)	$13,312
Developed technology	7.3	5,007	(2,046)	—	2,961
Non-compete	2.3	824	(773)	—	51
Trade Name	14.8	1,875	(467)	—	1,408
Trademark	10.0	166	(50)	—	116
		$25,470	$(7,594)	$(28)	$17,848

Total amortization expense was $566 and $1,695 for the three and nine months ended July 31, 2016, respectively, and $486 and $1,795 for the three and nine months ended July 31, 2015, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending July 31,
2017	$2,262
2018	2,161
2019	1,821
2020	1,708
2021	1,705
Thereafter	8,191
$17,848

Note 9—Financing Arrangements
Debt consists of the following:

	July 31, 2016	October 31, 2015
Credit Agreement—interest rate of 4.92% at July 31, 2016 and 4.44% at October 31, 2015	$254,700	$293,300
Equipment security note	1,121	1,496
Capital lease obligations	4,810	5,434
Insurance broker financing agreement	—	723
Total debt	260,631	300,953
Less: Current debt	1,407	2,080
Total long-term debt	$259,224	$298,873

At July 31, 2016, the Company had total debt, excluding capital leases, of $255,821, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $254,700 and fixed rate debt of $1,121. The weighted average interest rate of all debt was 4.83% and 2.67% (as defined below) for the nine months ended July 31, 2016 and July 31, 2015, respectively.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of July 31, 2016, and October 31, 2015.

After considering letters of credit of $5,080 that the Company has issued, unused commitments under the Credit Agreement were $95,220 at July 31, 2016.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2016, $1,121 remained outstanding under this agreement and $510 was classified as current debt and $611 was classified as long-term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of July 31, 2016, the present value of minimum lease payments under its capital leases amounted to $4,810.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $230 and a loss of $700, net of tax, for the three and nine months ended July 31, 2016, respectively, which is reflected in other comprehensive income (loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and the first nine months of fiscal 2016 resulted in realized losses of $436 and $1,102 of interest expense related to the interest rate swap settlements for the three and nine months ended July 31, 2016, respectively. Interest expense related to the interest rate swap settlements was $108 for both the three and nine months ended July 31, 2015 as the Company entered into the swap during the second quarter of fiscal 2015.

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2017	$—	$510	$897	$1,407
2018	—	523	881	1,404
2019	—	88	741	829
2020	254,700	—	393	255,093
2021	—	—	1,898	1,898
Total	$254,700	$1,121	$4,810	$260,631

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three and nine months ended July 31, 2016 and 2015 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
Interest cost	$892	$866	$4	$6
Expected return on plan assets	(1,142)	(1,174)	—	—
Amortization of net actuarial loss	310	297	3	7
Net periodic (benefit) cost	$60	$(11)	$7	$13

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Interest cost	$2,675	$2,599	$12	$18
Expected return on plan assets	(3,426)	(3,523)	—	—
Amortization of net actuarial loss	930	890	9	21
Net periodic (benefit) cost	$179	$(34)	$21	$39

The Company made one contribution of $950 to the defined pension plans during the nine months ended July 31, 2016 and $950 and $2,820 to the defined pension plans during the three and nine months ended July 31, 2015, respectively. No further contributions for the remainder of fiscal 2016 are required.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For the Company's Polish operations, the Pension obligations for the fiscal year ended 2016 are expected to be $749 based on actuarial reports. The Polish operations recognized $26 and $78 of expense for the three and nine months ended July 31, 2016 and $29 and $87 of expense for the three and nine months ended July 31, 2015, respectively.

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
The Compensation Committee of our Board of Directors approved the grant of restricted stock and restricted stock units under both the Amended and Restated 1993 Key Employee Stock Incentive Program and the 2016 Equity and Incentive Compensation Plan shown in the table below during the nine months ended July 31, 2016:

	Granted	20-Day EMA
Restricted Stock (1)	312,250	$4.30
Restricted Stock Units (2)	21,539	$4.17
(1) 32,394 shares issued under the Amended and Restated 1993 Key Employee Stock Incentive Program and 279,856 shares issued under the 2016 Equity and Incentive Compensation Plan.
(2) 21,539 units issued under the 2016 Equity and Incentive Compensation Plan.

The following table summarizes the Company’s Incentive Plan activity for the nine months ended July 31, 2016 and 2015:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA (1)	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA (1)

November 1, 2014	123,333	$9.69	5.15	116,881	$16.81	2.58	—	—
Granted	—	—		23,332	$14.17		—	—
Options exercised or restricted stock vested	(19,317)	$8.19		(48,129)	$16.70		—	—
Forfeited or expired	(11,350)	$11.58		(6,750)	$20.64		—	—
July 31, 2015	92,666	$9.77	4.26	85,334	$15.84	1.81	—	—

November 1, 2015	90,666	$9.70	4.10	124,255	$13.77	2.28	—	—
Granted	—	—		312,250	$4.30		21,539	$4.17
Options exercised or restricted stock vested	—	—		(25,958)	$16.53		—	—
Forfeited or expired	(1,000)	$12.04		(5,817)	$5.71		—	—
July 31, 2016	89,666	$9.67	3.34	404,730	$6.40	2.00	21,539	$4.17
(1) 20-day EMA effective with commencement of the 2016 Plan on March 9, 2016.

The Company recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and nine months ended July 31, 2016 and 2015 as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Stock options	$—	$—	$—	$15
Restricted stock	319	309	761	836
Restricted stock units	14	—	23	—
Total	$333	$309	$784	$851
Stock Options
The exercise price of each stock option equals the market price of the Company's common stock on its grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting period. The Company's stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three and nine months ended July 31, 2016 and 2015.
Stock options were not exercised during the three and nine months ended July 31, 2016. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At both July 31, 2016 and July 31, 2015, the exercise price of some of the Company's stock option grants were higher than the market value of the Company's stock. At July 31, 2016 and July 31, 2015, the options outstanding and exercisable had an intrinsic value of $183 and $244, respectively.
Restricted Stock Awards
The grant date fair value of each restricted stock award equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of July 31, 2016, there was approximately $1,827 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.
Restricted Stock Units
The grant date fair value of each restricted stock unit equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of July 31, 2016, there was approximately $62 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to stock options outstanding under the Amended and Restated 1993 Key Employee Stock Incentive Program are included in the diluted earnings per share calculation to the extent they are dilutive. For the nine months ended July 31, 2016 and 2015, approximately 360 and 120 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

(Shares in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net income (loss) available to common stockholders	$(349)	$1,981	$(2,351)	$10,777
Basic weighted average shares	17,614	17,227	17,614	17,220
Effect of dilutive securities:
Stock options	—	19	—	27
Diluted weighted average shares	17,614	17,246	17,614	17,247
Basic income (loss) per share	$(0.02)	$0.11	$(0.13)	$0.63
Diluted income (loss) per share	$(0.02)	$0.11	$(0.13)	$0.62

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at July 31, 2016 and October 31, 2015 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2015:
Interest Rate Swap Contracts	$(4,989)	$(4,989)	Income Approach
Marketable Securities	356	356	Income Approach
July 31, 2016:
Interest Rate Swap Contracts	(6,087)	(6,087)	Income Approach
Marketable Securities	$124	$124	Income Approach
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
The Company calculates the fair value of its marketable securities by using the closing stock price on the last business day of the quarter.

Note 13—Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended July 31, 2016 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment (1)	Foreign Currency Translation Adjustment (2)	Accumulated Other Comprehensive Loss
Balance at April 30, 2016	$(28,413)	$(461)	$(3,646)	$(15,687)	$(48,207)
Other comprehensive income (loss)	198	(38)	(666)	(2,655)	(3,161)
Amounts reclassified from accumulated other comprehensive loss	—	—	436	218	654
Net current-period other comprehensive income (loss)	198	(38)	(230)	(2,437)	(2,507)
Balance at July 31, 2016	$(28,215)	$(499)	$(3,876)	$(18,124)	$(50,714)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the nine months ended July 31, 2016 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment (1)	Foreign Currency Translation Adjustment (2)	Accumulated Other Comprehensive Loss
Balance at October 31, 2015	$(28,809)	$(341)	$(3,176)	$(17,723)	$(50,049)
Other comprehensive income (loss)	594	(158)	(1,802)	(768)	(2,134)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,102	367	1,469
Net current-period other comprehensive income (loss)	594	(158)	(700)	(401)	(665)
Balance at July 31, 2016	$(28,215)	$(499)	$(3,876)	$(18,124)	$(50,714)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with interest expense included in the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with foreign currency translation included in the statements of operations.

Note 14—Business Segment Information
For the nine months ended July 31, 2016, the Company conducted its business and reported its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the Senior Leadership Team ("SLT"), which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 16.6% and 16.9% for the three and nine months ended July 31, 2016, respectively, and 15.0% and 16.1% for the three and nine months ended July 31, 2015, respectively.

	Three Months Ended July 31,		Nine Months Ended July 31,
	Revenues		Revenues
Geographic Region:	2016	2015	2016	2015
United States	$207,485	$226,038	$651,526	$658,326
Europe	$32,766	$30,387	$105,571	$96,154
Rest of World	$8,581	$9,646	$27,054	$29,756
Total Company	$248,832	$266,071	$784,151	$784,236

	Three Months Ended July 31,		Nine Months Ended July 31,
	Foreign Currency (Gain) Loss		Foreign Currency (Gain) Loss
Geographic Region:	2016	2015	2016	2015
Europe	$230	$206	$189	$(622)
Rest of World	$245	$(146)	$258	$(193)
The foreign currency (gain) loss is included as a component of other (income) expense in the condensed consolidated statements of operations.
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	July 31, 2016	October 31, 2015
United States	$261,206	$276,407
Europe	$50,405	$43,166
Rest of World	$20,217	$20,582
Total Company	$331,828	$340,155

Note 15—Commitments and Contingencies

Litigation:
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of its officers (the President and Chief Executive Officer and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that the Company issued inaccurate information to investors about, among other things, the Company’s earnings and income and its internal controls over financial reporting for fiscal 2014 and  the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company's common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016.
A shareholder derivative lawsuit was filed on April 1, 2016 in the Court of Common Pleas, Medina County, Ohio against the Company's President and Chief Executive Officer and Vice President of Finance and Treasurer and members of the Company’s Board of Directors. The lawsuit claims in part that the defendants breached their fiduciary duties owed to the Company by failing to exercise appropriate oversight over the Company's accounting controls, leading to the accounting issues and the restatement announced in September 2015.  The complaint seeks a judgment against the individual defendants and in favor of the Company for money damages, plus miscellaneous non-monetary relief.  On May 2, 2016, the Court entered a stipulated order staying this case pending the outcome of the Motion to Dismiss in the securities class action lawsuit described in the previous paragraph.
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
(Dollars in thousands, except per share data)

General

The Company is a global innovative solutions provider to the automotive, commercial vehicle and industrial segments with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment.  Shiloh offers the broadest portfolio of lightweighting solutions in the industry through their BlankLight®, CastLight™ and StampLight™ brands and is uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium and steel.  Shiloh designs and manufactures components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore™ acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components.  The company has over 3,500 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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
The Company's products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in August 2016), Europe and North America production volumes for the three and nine months ended July 31, 2016 and 2015 were as follows:

Production Volumes	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Europe	5,602	5,466	16,381	15,932
North America	4,393	4,343	13,058	12,723
Total	9,995	9,809	29,439	28,655

Europe:
Increase from prior year	136		449
% Increase from prior year	2.5%		2.8%
North America
Increase from prior year	50		335
% Increase from prior year	1.2%		2.6%
Total
Increase from prior year	186		784
% Increase from prior year	1.9%		2.7%

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

Revenue Recognition. The Company recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. The Company enters into tooling contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers.  The Company primarily records tooling revenues and costs net in cost of sales at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between the Company and customer and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

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

The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s business. The Company recorded an impairment charge of $273 related to long-lived assets during the nine months ended July 31, 2016. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $28,509 as of July 31, 2016, or 5% of its total assets, and approximately $28,843 as of October 31, 2015, or 4% of its total assets.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At July 31, 2016 and October 31, 2015, the amount accrued for group insurance and workers’ compensation claims was $4,524 and $4,664, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

Results of Operations
Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

REVENUES. Sales for the third quarter of fiscal 2016 were $248,832 compared to sales of $266,071 in the third quarter of fiscal 2015, a decrease of $17,239, or 6.5%. Of the decrease in sales $13,481 was attributable to customer production schedules and fewer shipping days in the quarter, in addition, $3,833 was due to the reduction in volumes of Fiat Chrysler Automobiles' ("FCA") small vehicle product lines, specifically the Chrysler 200 and the Dodge Dart, $5,047 was due to the continued softening in North America commercial vehicle volumes and $900 was due to foreign currency translation. Offsetting the decrease in sales were favorable sales of $5,437 in European and North American light vehicle production growth and other non-automotive sales of $585.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2016 was $24,257, an increase of $4,008, compared to gross profit of $20,249 in the third quarter of fiscal 2015. Gross profit as a percentage of sales was 9.7% for the third quarter of 2016 and 7.6% for the third quarter of 2015. The 210 basis point improvement in gross margin is due to a favorable shift in product mix and lower raw material prices of $1,947. In addition, gross profit was favorably impacted by a decrease in labor and benefits of $1,279 which, due to their nature, includes $695 of employee costs that were classified in selling, general and administrative expenses in 2016 and repairs and maintenance, lease expense, depreciation and other manufacturing of $782.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $17,546 and $12,246 in the third quarter of fiscal 2016 and 2015, respectively. As a percentage of sales, these expenses were 7.1% of sales for the third quarter of fiscal 2016 and 4.6% of sales for the third quarter of fiscal 2015. The increase reflects a favorable one-time accrual adjustment related to salaries and property taxes of $1,900 in the third quarter of fiscal 2015 and in 2016, one-time plant optimization initiative expenses of $1,000, continued investments in human capital and higher professional fees related to compliance and regulatory of $1,685, which includes $695 of employee costs that due to their nature, was classified in manufacturing expense in 2015 and other expenses of $715.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2016 was $4,645, compared to interest expense of $2,885 during the third quarter of fiscal 2015. The increase in interest expense was the result of the level of borrowing and rates for use of funds and higher average rates for funding acquisition activities. Borrowed funds averaged $264,203 during the third quarter of fiscal 2016 and the weighted average interest rate was 4.94%. In the third quarter of fiscal 2015, borrowed funds averaged $273,640 and the weighted average interest rate of debt was 3.19%.

OTHER INCOME / EXPENSE. Other expense, net was $486 for the third quarter of fiscal 2016 and $178 in the third quarter of fiscal 2015. Other expense, net reflect the result of currency transaction gains and losses realized by the Company's Asian, European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in the third quarter of fiscal 2016 was an expense of $1,363 on pretax income of $1,014 for an effective tax rate of 134.4%. The provision for income taxes in the third quarter of fiscal 2015 was an expense of $2,480 on pretax income of $4,461 for an effective tax rate of 55.6%. The rate difference between the current quarter and the same quarter of fiscal 2015 is driven by the fiscal 2015 return to provision adjustments, amended fiscal 2013 tax return as a result of a NOL carryback from fiscal 2015, and currency fluctuation in deferred tax assets of the Company's Mexican subsidiary.

NET INCOME / LOSS. Net loss for the third quarter of fiscal 2016 was $349, or $0.02 per share, diluted compared to net income for the third quarter of fiscal 2015 of $1,981, or $0.11 per share, diluted.

Results of Operations
Nine Months Ended July 31, 2016 Compared to the Nine Months Ended July 31, 2015

REVENUES. Sales for the first nine months of fiscal 2016 were $784,151 compared to first nine months of fiscal 2015 sales of $784,236, a decrease of $85. Of the decreased sales, $16,287 was attributable to the continued softening in North America commercial vehicle volumes, $9,481 was attributable to customer production schedules and fewer shipping days and $12,025 was attributable to the reduction in volumes of FCAs' small vehicle product lines, specifically the Chrysler 200 and the Dodge Dart. In addition, foreign currency translation of $5,041 negatively impacted sales revenue. Favorably impacting sales revenue was European and North American combined light vehicle production growth of $42,658 and other non-automotive sales of $91.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2016 was $65,016 compared to gross profit of $66,881 in the first nine months of fiscal 2015, a decrease of $1,865. Gross profit as a percentage of sales was 8.3% in the first nine months of fiscal 2016 and 8.5% in the first nine months of fiscal 2015. Scrap pricing unfavorably impacted cost of materials and production related expenses, decreasing gross profit by approximately $6,233, which was offset by a positive impact of $14,014 in product mix. Gross profit was negatively impacted by an increase in labor and benefits of approximately $3,766, which, due to their nature, includes $2,954 of employee costs that were classified in selling, general and administrative expenses in 2016, an increase in maintenance, repair and operations expenses of $4,484 to support equipment and production processes related to the 2015 and 2016 product launches and an increase in depreciation and other manufacturing expenses of $1,406.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses were $52,122 and $42,730 in the first nine months of fiscal 2016 and 2015, respectively, an increase of $9,392. As a percentage of sales, these expenses were 6.6% of sales in the first nine months of fiscal 2016 and 5.4% of sales in the first nine months of fiscal 2015. The increase reflects one-time plant optimization initiative expenses of $1,000, non-recurring professional fees of $1,800, continued investments in human capital and higher professional fees related to compliance and regulatory of $6,155, which includes $2,954 that due to their nature, was classified in manufacturing expense in 2015, offset by favorable reductions of other expenses of $437.

INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2016 was $13,517, compared to interest expense of $6,714 during the first nine months of fiscal 2015. The increase in interest expense was the result of higher average borrowing of and rates for use of funds and higher average rates for funding acquisition activities. Borrowed funds averaged $276,883 during the first nine months of fiscal 2016 and the weighted average interest rate was 4.83%. In the first nine months of fiscal 2015, borrowed funds averaged $272,623 and the weighted average interest rate of debt was 2.67%.

OTHER INCOME / EXPENSE. Other expense, net was $518 for the first nine months of fiscal 2016 and other income, net was $886 in the first nine months of fiscal 2015. Both are the result of currency transaction gains and losses realized by the Company's Asian, European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first nine months of fiscal 2016 was a benefit of $479 on losses before taxes of $2,830 for an effective tax rate of 16.9%. The provision for income taxes for the first nine months of fiscal 2015 was an expense of $5,772 on pretax income of $16,549 for an effective tax rate of 34.9%. The rate decrease compared to the same period of fiscal 2015 was driven by the timing of a change in U.S. tax law on the Research and Development Credit, an extension of the Alternative Fuel Tax Credit through December 31, 2016, foreign losses without tax benefit due to a full valuation allowance, amended fiscal 2013 tax return as a result of a NOL carryback from fiscal 2015 and currency fluctuation in deferred tax assets of the Company's Mexican subsidiary, partially offset by the fiscal 2015 return to provision adjustment and the U.S. FIN 48 activity in the period.

NET INCOME / LOSS. Net loss for the first nine months of fiscal 2016 was $2,351, or $0.13 per share, diluted. Net income for the first nine months of fiscal 2015 was $10,777 or $0.62 per share, diluted.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At July 31, 2016, total debt was $260,631 and total equity was $138,668, resulting in a capitalization rate of 65.3% debt, 34.7% equity. Current assets were $269,593 and current liabilities were $174,186, resulting in positive working capital of $95,407.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Nine Months Ended July 31,		2016 vs. 2015
	2016	2015	change
Net cash provided by operating activities	$48,235	$17,537	$30,698
Net cash used in investing activities	$(16,888)	$(12,426)	$(4,462)
Net cash used in financing activities	$(39,823)	$(9,529)	$(30,294)

Net Cash Provided by Operating Activities:

	Nine Months Ended July 31,
	2016	2015
Operational cash flow before changes in operating assets and liabilities	$36,482	$41,461

Changes in operating assets and liabilities:
Accounts receivable	39,662	3,391
Inventories	(5,921)	(7,360)
Prepaids and other assets	6,260	(8,456)
Payables and other liabilities	(26,593)	(12,057)
Accrued income taxes	(1,655)	558
Total change in operating assets and liabilities	$11,753	$(23,924)

Net cash provided by operating activities	$48,235	$17,537

Cash flow from operations before changes in operating assets and liabilities was $36,482 and $41,461 for the nine months ended July 31, 2016 and 2015, respectively. The decrease of $4,979 is mainly driven by lower earnings in the first nine months of 2016 compared to the first nine months of 2015.

Cash inflow and outflow from changes in operating assets and liabilities:

•	Cash inflow from changes in operating assets and liabilities was $11,753 for the nine months ended July 31, 2016 compared to a cash outflow of $23,924 for the nine months ended July 31, 2015.

•
Cash inflows from changes in accounts receivable for the nine months ended July 31, 2016 and 2015, were $39,662 and$3,391, respectively. The increase was primarily due to increased efforts in collecting receivables and invoicing of customer reimbursed tooling programs as the Company’s product launches have significantly increased since 2015.

•
Cash outflows from changes in inventory for the nine months ended July 31, 2016 and the nine months ended July 31, 2015 was $5,921 and $7,360, respectively. The decrease was primarily driven by a change in customer mix and delivery.

•
Cash inflow from changes in prepaids and other assets for the nine months ended July 31, 2016 was $6,260 compared to a cash outflow of $8,456 for the nine months ended July 31, 2015. The change reflects the increase in customer reimbursable tooling due to the increase in product launches since 2015 and funding of preproduction supplies related to the Company's China operations.

•
Cash outflows from changes in payables and other liabilities for the nine months ended July 31, 2016 and 2015 was $26,593 and $12,057, respectively. The changes were a result of favorable raw material pricing as well as reductions in tooling investments.

•
Cash outflows from changes in accrued income taxes for the nine months ended July 31, 2016 was $1,655 compared to a cash inflow of $558 for the nine months ended July 31, 2015. The changes were driven primarily by a decrease in the accrued federal income tax per the fiscal 2015 federal tax return filed during this quarter.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the nine months ended July 31, 2016 and 2015 was $16,888 and $12,426, respectively, and consisted of capital expenditures. The expenditures are attributed to projects for new awards and product launches. The Company had unpaid capital expenditures of $2,896 at July 31, 2016 and $3,958 at July 31, 2015, and such amounts were included in accounts payable and excluded from capital expenditures in the accompanying condensed consolidated statement of cash flows.

Net Cash Used For Financing Activities:

Net cash used in financing activities was $39,823 during the nine months ended July 31, 2016 compared to net cash provided by financing activities during the nine months ended July 31, 2015 of $9,529. The change is attributable to an increase in cash used in funding working capital and to pay down debt. As of July 31, 2016, the Company's long-term indebtedness was $259,224.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of July 31, 2016, and October 31, 2015.

After considering letters of credit of $5,080 that the Company has issued, unused commitments under the Credit Agreement were $95,220 at July 31, 2016.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to ensure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $5,931 over the next five years.

Other Debt:

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2016, $1,121 remained outstanding under this agreement and $510 was classified as current debt and $611 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of July 31, 2016, the present value of minimum lease payments under its capital leases amounted to $4,810.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a loss of $230 and a loss of $700, net of tax, for the three and nine months ended July 31, 2016, respectively, which is reflected in other comprehensive income (loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and the first nine months of fiscal 2016 resulted in realized losses of $436 and $1,102 of interest expense related to the interest rate swap settlements for the three and nine months ended July 31, 2016, respectively. Interest expense related to the interest rate swap settlements was $108 for both the three and nine months ended July 31, 2015 as the Company entered into the swap during the second quarter of fiscal 2015.

Scheduled repayments of debt for the next five years are listed below:

July 31, 2016	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2017	$—	$510	$897	$1,407
2018	—	523	881	1,404
2019	—	88	741	829
2020	254,700	—	393	255,093
2021	—	—	1,898	1,898

Total	$254,700	$1,121	$4,810	$260,631

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

Interest Rate Risk

At July 31, 2016, the Company had total debt, excluding capital leases, of $255,821, consisting of a revolving line of credit of floating rate debt of $254,700 (99.6%) and fixed rate debt of $1,121 (0.4%). Assuming no changes in the monthly average revolver debt levels of $264,203 for the quarter ended July 31, 2016, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would impact on interest expense by approximately $2,547 in additional expense.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016 . The Company recognized $436 and $1,102 of interest expense related to the interest rate swap for the three and nine months ended July 31, 2016.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	July 31,	October 31,
	Location	2016	2015
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(6,087)	$(4,989)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the nine months ended July 31, 2016:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(700)	Interest expense	$1,102

The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the nine months ended July 31, 2015:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(1,026)	Interest expense	$—

Currency Exchange Rate Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products.
The Company derived 83.1% of its sales in the United States and 16.9% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company's management, including the PEO and PFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company's PEO and PFO concluded that the Company's disclosure controls and procedures were effective as of July 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Date: September 7, 2016

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