Form 10-K
period 2016-10-31
SHILOH INDUSTRIES INC
filed 2017-01-17
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016	Commission file no. 0-21964
Shiloh Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
None
——————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer ☒  Non-accelerated filer  ☐   Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $6.45 per share as reported by the Nasdaq Global Market, was approximately $55,025,227. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses and affiliates have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of January 13, 2017 was 17,814,636.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders (the "Proxy Statement").

Explanatory Note

This Annual Report on Form 10-K for the year ended October 31, 2016 includes the Company's consolidated financial statements at October 31, 2016 and October 31, 2015 and for the years ended October 31, 2016, 2015 and 2014. As discussed in Note 2 - Correction of Immaterial Errors to the Company's consolidated financial statements, the consolidated financial statements for the years ended October 31, 2015, 2014, 2013 and 2012 and the unaudited financial information for the interim periods of fiscal year 2016 and 2015 have been revised.

PART I

SHILOH INDUSTRIES, INC.

Item 1.	Business.

General
Shiloh Industries, Inc. ("Shiloh" or the "Company"or "its") is a Delaware corporation incorporated in 1993. The Company is a leading global supplier of lightweighting, noise and vibration solutions to the automotive, commercial vehicle and industrial markets. The Company, headquartered in Valley City, Ohio, has a global network of manufacturing operations and technical centers in Asia, Europe and North America.

The Company offers one of the broadest portfolios of lightweighting solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and high strength steel alloys. Shiloh delivers these solutions through the design and manufacturing of its BlankLight®, CastLight™ and StampLight™ brands.

Shiloh delivers solutions in body, chassis and powertrain systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEMs.

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

Customers

The Company’s customers are primarily in the automotive, commercial vehicle and industrial markets. It works closely with the world’s leading OEM and Tier 1 suppliers and has over 200 customers globally. The Company’s automotive OEM customers include Bayerische Motoren Werke AG ("BMW"), Daimler-Benz AG, Fiat Chrysler Automobiles ("FCA"), Ford Motor Company ("Ford"), General Motors Company ("General Motors"), Honda Motor Co., Ltd ("Honda"), Jaguar Land Rover plc, Nissan Motor Company, Ltd., Porsche AG, Subaru of America, Inc., Tesla Motor Inc., Toyota Motor Corporation and Volvo Car Corporation. Tier 1 customers include Adient, American Axle Manufacturing, Eberspaecher Inc., Faurecia, Gestamp, John Bean Technologies AB, International Automotive Components Group Limited, KTH Parts Industries, Inc., Lear Corporation, Linamar Corporation, Magna International, Nexteer Automotive Group Limited and ZF Friedrichshafen AG. The Company’s commercial vehicle and industrial customers include Cummins Inc., Hendrickson International, PACCAR Inc., Scania AB and Volvo AB.

The following customers accounted for more than 10% of the Company's revenues in fiscal 2016, 2015, and 2014:

Customer	2016	2015	2014
FCA	17.1%	17.4%	13.9%
General Motors	18.2%	15.5%	16.4%

Business is awarded as a result of the Company's ability to successfully bid on and win the production and supply of parts for models that will be newly introduced to the market by the OEMs.

Raw Materials
The primary raw materials required for the Company's operations are hot-rolled and cold-rolled coated steel, rolled-aluminum and aluminum and magnesium ingots. The Company obtains steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers' steel buying programs. Under these programs, the Company purchases steel at the price that its customers negotiated with the steel suppliers. The Company's most significant steel suppliers are AK Steel, ArcelorMittal, Kenwal Steel Corporation, SSAB Swedish Steel Corporation, Steel Technologies, Tata Steels and U.S. Steel. The Company takes ownership of the steel in many instances; however, the customers are generally responsible for commodity price fluctuations. Most of the steel owned by the Company is purchased domestically. A portion of the Company's steel products and processing services are provided to customers on a toll processing basis. Under these arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, the Company attempts to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

For the Company's aluminum and magnesium, used in the CastLight™ product brand, the cost of raw materials is handled in one of two ways. The primary method used by the Company is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method used by the Company is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers. Primary aluminum alloys are used in our proprietary "Thin Tech" castings processes, which allow heat treat and enhanced mechanical properties. The primary supplier for the company is Rio Tinto Alcan. Secondary smelting is the process of recycling aluminum, which has a positive impact environmentally and economically. These types of alloys are used in our conventional die casting process. The secondary aluminum suppliers for the Company include Allied Aluminum, Imperial Aluminum, Real Alloy Holding Incorporated, Spectro Alloy Corporation and Superior Aluminum Alloys. Magnesium alloy is originated from China and delivered from either Chinese magnesium producers or metal trading companies in Europe with pricing based on the Asian Metal price index.

Competition

Shiloh competes in the laser welding, stamping, die casting and close-tolerance machining industries. Competitors within Shiloh’s main product brands vary. BlankLight® competitors include numerous metal blanking companies ranging in all sizes, including raw material manufacturers and customers. Welded blank competition in North America is primarily comprised of TWB Company LLC and ArcelorMittal USA. Most laser welded blank competitors are affiliated with raw material or distribution providers. Competition for sales of automotive stamping and assemblies is also intense. Primary StampLight™ competitors are Gestamp, L&W, Inc., Flex-n-Gate Corporation, Midway Products Group Inc., Narmco Group and Kirchhoff Automotive Group. CastLight™ competitors include Bocar Group, Cosma International (a Magna Company), Georg Fischer, Gnotec AB, KSM Casting Group, Madison Kipp Corporation (MKC), Meridian (subsidiary of Wangfeng Auto Holdings Group), Nemak, Pace Industries, RCM Industries and Ryobi Aluminum Casting (USA), Inc., which are all competing for a growing number of automotive projects. In almost all instances, Shiloh competes through its main strategies of "Lightweighting without compromise®" and "Lightweighting with Benefits®", which provides the Company with the ability to provide solutions that do not compromise part integrity such as performance, safety, sound and efficiency. Development and design optimization to lightweight products allow customers to achieve vehicle weight, fuel economy and/or ride and handling targets while favorably impacting the environment.

Joint Ventures

As of October 31, 2016, the Company had one joint venture in China. Operating activities have been insignificant and are not yet consolidated in the Company's statement of operations.

Employees
As of October 31, 2016, the Company had approximately 3,100 employees. Organized labor unions represent approximately 20% of the Company's U.S. hourly employees and approximately 90% of the Company's non-U.S. employees.
Each of the Company's unionized manufacturing facilities has its own labor agreement with its own expiration date. As a result, no contract expiration date affects more than one facility.

Backlog

A significant portion of the Company's business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered firm orders. Backlog, therefore, is not a meaningful indicator of future performance.

Seasonality

The Company's business is moderately seasonal because many North American OEM customers close assembly plants for periods in June and July for model year changeovers and for additional periods during the December and January holiday season. For Europe, July and August and additional periods during December and January are lower volume months due to customer shutdown and the holiday season. Shut-down periods in the rest of world vary by country. Historically, the Company's sales and operating profits have been strongest in the second and fourth quarters. For additional information, refer to the Company's quarterly financial results contained in Note 21 to the Consolidated Financial Statements, included in Item 8 of this report.

Environmental Matters

The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.
The Company is also subject to laws and regulations that can require the remediation of contamination that exists at current or former facilities. In addition, the Company is subject to other federal and state laws and regulations regarding health and safety matters. The majority of the Company's production facilities have permits and licenses allowing and regulating air emissions and water discharges. While the Company believes that at the present time its production facilities are in substantial compliance with environmental laws and regulations, these laws and regulations are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on the Company in the future.
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

Research and Development

 The Company performs research, development, design and other engineering activities for the primary reasons:

•	to provide solutions for customers;

•	to integrate the Company's leading technologies into advanced products and processes;

•	to provide engineering support for all of the Company's manufacturing sites; and

•	to provide technological expertise in engineering and design development.

Along with Shiloh’s global manufacturing locations, the Company maintains technical centers in Asia (Shanghai, China), Europe (Gothenburg, Sweden) and in North America (Valley City, Ohio and Plymouth, Michigan). Furthermore, the Company has Sales and Engineering Offices in the United Kingdom (Evesham, England) and Germany (Munich).  Each of the Company’s

business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs.

Intellectual Property

The Company holds 80 issued patents on a worldwide basis, including 38 granted US patents and in excess of 54 patent applications in process. Of the approximately 90 patents and patent applications, approximately 46% are in production use and/or are licensed to third parties, and the remaining 54% are being considered for future production use or provide a strategic technological benefit to the Company. The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. The Company’s current patents expire over various periods into the year 2032. The Company is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, the Company's worldwide patent portfolio is materially important to its business because it enables the Company to achieve technological differentiation from its competitors. The Company also maintains more than 35 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties.
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
Financial information regarding Company geographic mix is contained in Note 20 - Business Segment Information of the Notes to Consolidated Financial Statements under Item 8 of this report.
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

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document the Company files with the SEC at its Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). The Company does not incorporate information on the SEC's website into this Annual Report on Form 10-K, and information on the website is not and should not be considered part of this document, unless expressly stated otherwise.

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
The Company's working capital requirements can vary significantly, depending, in part, on the level, variability and timing of the Company's customers' production and the payment terms the Company has with its customers and suppliers. The Company's liquidity could be adversely affected if the Company's suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If the Company's available cash flows from operations is not sufficient to fund its ongoing cash needs, the Company would likely look to its cash balances and borrowing availability under its Credit Agreement (as defined below) to satisfy those needs. The Company entered into an amendment to the Credit Agreement on October 28, 2016, which, among other things, increased the permitted leverage ratio under the Credit Agreement. There can be no assurance that the Company will be able to continue to satisfy the financial covenants currently under the Credit Agreement, that it will be able to enter into favorable amendments in the future, that alternative sources of additional capital will be available on satisfactory terms or at all or that it will otherwise continue to have the ability to maintain sufficient capital financing. Insufficient liquidity may increase the risk of not being able to produce products or having to pay higher prices for inputs that may not be recovered in selling prices.
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
In addition, if a potential acquisition target, joint venture, or strategic alliance candidate is identified, the Company may fail to enter into a definitive agreement with the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of existing business. The expected synergies and cost savings from acquisitions, joint ventures or strategic alliances may not be realized and the Company may not achieve the expected results, including the synergies and cost savings the Company expects to realize. The Company may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, dilutive issuance of equity securities, costs and contingent liabilities. The Company may also have to obtain approvals and licenses from the relevant government authorities for such transactions to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may expose the Company to additional potential risks, including risks associated with:

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
The Company bases a substantial part of planning on the anticipated lifetime revenues of particular products. The Company calculates the anticipated lifetime revenues of a product by multiplying its expected price for a product by the forecasted production volume for that product during the length of time the Company expects the related vehicle to be in production. The Company uses third-party forecasting services to provide long-term forecasts, which allow the Company to determine how long a vehicle is expected to be in production. If the Company over-estimates the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, the Company's actual revenues for that platform may be substantially less than the lifetime revenues the Company had anticipated for that platform.

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
The Company depends on major vehicle manufacturers for a substantial portion of its net sales. For example, during 2016, FCA and General Motors accounted for 17.1% and 18.2% of the Company's revenues, respectively. In addition, as a result of the Company's recent acquisitions, the Company expects the portion of its revenues attributable to certain of its larger customers to increase. The loss of all or a substantial portion of the Company's sales to any of its large-volume customers could have a material adverse effect on the Company's financial condition and results of operations by reducing cash flows and its ability to spread costs over a larger revenue base. The Company may also make fewer sales to major customers for a variety of reasons other than losses of business relationships, including but not limited to: (1) reduced or delayed customer requirements; (2) strikes or other work stoppages affecting production by the customers; or (3) reduced demand for its customers’ products.
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
The automotive industry is seasonal. Some of the Company's largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, the Company's OEM customers in Europe typically shut down operations during portions of July and August and additional periods during the December and January holiday season, while its OEM customers in North America typically close assembly plants for periods in June and July for model year changeovers and for an additional periods during the December and January holiday season. During these downturns, the Company's customers will generally reduce the number of production days because of lower demand and reduce excess vehicle inventory. Such seasonality, or unanticipated changes in plant shutdown schedules, could have a material adverse effect on the Company's business, financial condition and results of operations.
Changes in technology or in the way in which the automotive industry develops could affect the Company’s business, financial condition, results of operations and cash flows.
The automotive industry is undergoing significant change, and the Company believes that the pace of that change will accelerate in the next several years. Technological changes, including the development of autonomous vehicles, new products and services, new business models or new methods of travel may disrupt the historic business model of the industry, reduce the demand for the purchase of automobiles, and adversely impact the sales of the Company’s customers as well as the Company’s sales, financial condition, results of operation and cash flows.
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
The Company derived 16.7% of its revenue in fiscal year 2016 from its non-U.S. operations. The financial position and results of operations of certain of the Company's international operations are measured using the foreign currency in the jurisdiction of those operations as the functional currency. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars. Assets and liabilities of the Company's international operations are translated at the exchange rate in effect at each balance sheet date. The Company's income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income the Company recognizes from its international operations. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. The Company may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm the Company's results of operations. In addition, the portion of the Company's revenue derived from international operations may increase in the future, due to the impact of its acquisitions and overall growth in foreign markets, among other reasons. The risks the Company faces in foreign currency transactions and translation may continue to increase as it further develops and expands its international operations.
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
As of October 31, 2016, approximately 20% of the Company's U.S. hourly employees and 90% of the Company's non-U.S. employees were unionized. Although the Company considers its current relations with its employees to be satisfactory, if major work disruptions were to occur, the Company's business could be harmed by, for instance, a loss of revenues, increased costs or reduced profitability. The Company has not experienced a material labor disruption in its recent history, but there can be no assurance that the Company will not experience a material labor disruption at one of its facilities in the future in the course of renegotiation of its labor arrangements or otherwise.
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

Historically, there have been significant product recalls by some of the world's largest vehicle manufacturers. The Company's risk to recalls of the products it manufactures is generally related to its workmanship on the product as opposed to the material and design of the products, as the design generally belongs to its customers and the Company's parts are produced according to customer specifications. Recalls, whether or not related to claims against the Company, may result in decreased vehicle production as a result of a manufacturer focusing its efforts on the problems underlying the recall rather than generating new sales volume. In addition, consumers may elect not to purchase vehicles manufactured by the vehicle manufacturer initiating the recall, or by vehicle manufacturers in general, while the recalls persist. The Company does not maintain insurance in North America for product recall matters, as such insurance is not generally available on acceptable terms. Any reduction in vehicle production volumes, especially by its OEM customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies on information technology and a failure of its information technology infrastructure or a breach of its information security could adversely impact its business and operations.

The Company's operations rely on a number of information technologies to manage, store and support business activities. The Company has a number of systems, processes and practices in place that are designed to protect against the failure of its systems. The Company recognizes the increasing volume of cyber-attacks and employs commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Despite the Company's efforts to protect sensitive information and confidential and personal data, however, its facilities and systems and those of its third-party service providers may be vulnerable to security breaches, disclosure, modification or destruction of proprietary and other key information, production downtimes and operational disruptions, which in turn could adversely affect the Company's results of operations. The Company's systems and those of its service providers are vulnerable to circumstances beyond its reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of the Company's intellectual property or trade secrets, disclosure, modification or destruction of proprietary and other key information and production downtimes and operational disruptions, which in turn could adversely affect the Company's results of operations. To the extent that any disruptions or security breach results in a loss or damage to the Company’s data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to its reputation, affect its relationships with the Company's customers, suppliers and employees, lead to claims against it and ultimately harm the Company's business. Additionally, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Changes in privacy laws, regulations, and standards may cause the Company’s business to suffer.
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where the Company offers its products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. The Company may be required to incur significant costs to comply with privacy and data securities laws, rules and regulations. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules and regulations could result in additional cost and liability to the Company, damage the Company’s reputation, inhibit its sales, and adversely affect its business.

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
Impairment charges relating to the Company’s goodwill or long lived assets could adversely affect its financial performance.
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill be periodically evaluated for impairment based upon the fair value. As of October 31,

2016, the Company had approximately $27,490 of goodwill, or 4.4% of its total assets, that could be subject to impairment. Declines in the Company's profitability or the value of comparable companies may impact the fair value which could result in a write-down of goodwill and a reduction of net income. In addition, the Company has been required to recognize impairment charges for long lived assets. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of its business, divestitures, market capitalization declines, or increases in associated discount rates may impair its long lived assets. Any charges relating to impairments of goodwill or long lived assets may adversely affect the Company's results of operations in the periods recognized.

MTD Holdings Inc. may exercise significant influence over the Company.
MTD Holdings Inc. and its affiliates owned approximately 47.2% of the Company's common stock as of October 31, 2016. As a result, MTD Holdings Inc. and its affiliates have significant influence over the vote in any election of directors and thereby its policies and operations, including the appointment of management, future issuances of the Company's common stock or other securities, the payment of dividends, if any, on the Company's common stock, the incurrence of debt by the Company, amendments to the Company's amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with your interests. In addition, MTD Holdings Inc. may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to the Company or be opposed by other stockholders.
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
Certain of the Company's employees in the United States are participants in defined benefit pension plans which it sponsors. As of October 31, 2016, the unfunded amount of the Company's U.S. pension plans was approximately $26,326. While future benefit accruals under its U.S. defined benefit plans were frozen, the Company may have ongoing obligations to make contributions to its U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Internal Revenue Code. In addition, the Company sponsors unfunded post-retirement benefits for a limited number of employees. As of October 31, 2016, the unfunded amount for these post-retirement benefits was approximately $372. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for the Company's business. Under ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event the Company's pension plans are terminated by the PBGC, the Company could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions it has used to fund such plans).

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
Failure to maintain an effective system of internal control over financial reporting or remediate weaknesses could materially harm the Company’s revenues and trading price of the common stock. If the Company cannot accurately report financial results, shareholder confidence may be eroded in the Company's ability to pursue business and maintain the trading price of its common stock.

Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Based on results of testing during the fourth quarter of fiscal 2015, management identified control deficiencies with respect to the design and operational effectiveness of its internal control over financial reporting, which when aggregated, represented material weaknesses in certain monitoring controls for its Wellington manufacturing facility and for those plants utilizing the same reporting application as the Wellington facility. Company management, with detailed oversight, immediately initiated and implemented corrective actions beginning in the fourth quarter of fiscal 2015 to remediate the deficiencies described above. Management concluded as of the second quarter of fiscal 2016 the remediation plans were successfully implemented and the material weaknesses as described above related to the Wellington manufacturing facility and those manufacturing facilities utilizing the same reporting system as Wellington were remediated.
Based on results of testing during the fourth quarter of fiscal 2016, management identified control deficiencies over its Saltillo manufacturing facility, resulting in corrections of immaterial errors of previously reported financial statements and financial information. Management concluded as of the fourth quarter of fiscal 2016 that, when aggregated, those control deficiencies result in a material weakness of the financial presentation of the Saltillo manufacturing facility isolated to that location. As described in Item 9A of this Form 10-K, the Company has taken immediate measures and has taken immediate measures to remediate the material weakness, and plans to complete remediation as quickly as possible in 2017. Acknowledging the material weakness isolated to its Saltillo manufacturing facility, Company management concluded its internal controls over financial reporting was not effective as of October 31, 2016.
The Company has incurred unanticipated expenses and costs, including audit, legal, consulting and other professional fees, in connection with the correction of immaterial errors of previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting and any further revision or restatement of our financial statements would likely cause the Company to incur significant additional accounting, legal, consulting and other professional fees and expenses, which would adversely affect its results of operations and financial condition, and could expose the Company to potential claims and additional risks that could adversely affect its business, results of operations, cash flows and financial condition. If remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements. Matters impacting the Company's internal controls may cause it to be unable to report its financial data on a timely basis, or may cause it to adjust previously issued financial data, and thereby subject the Company to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties.
The Company owns its principal executive offices, which are located at 880 Steel Drive, Valley City, Ohio 44280.
The Company maintains 22 manufacturing facilities and six technical and administrative facilities located in Asia, Europe and North America encompassing approximately 4.2 million square feet. Of the 28 facilities, 12 are leased.
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

Name	Age	Years as Executive Officer	Title
Ramzi Y. Hermiz	51	4	President and Chief Executive Officer
W. Jay Potter	55	1	Senior Vice President and Chief Financial Officer
Gary DeThomas	53	2	Vice President Corporate Controller
Mr. Hermiz, President and Chief Executive Officer, was appointed by the Board of Directors in September 2012. Prior to joining the Company, Mr. Hermiz served since 2009 as Senior Vice President, Vehicle Safety and Protection of Federal-Mogul Corporation, a publicly held company that designs, engineers, manufactures and distributes technologies to improve fuel economy, reduce emissions and enhance vehicle safety.
Mr. Potter, Senior Vice President and Chief Financial Officer joined the Company in December 2015. Prior to joining the Company, Mr. Potter served as Vice President and Chief Financial Officer of Sedgwick Claims Management Services, a provider of technology-enabled claims and productivity management solutions, since 2012. Immediately prior to his employment with Sedgwick Claims Management Services, Mr. Potter held various financial leadership roles with Masco Corporation, a provider of building supplies, construction materials and contractor services for new home and industrial construction, commencing in 2002. In his final role with Masco, Mr. Potter served as Chief Financial Officer and Vice President of Finance of Masco Cabinetry, beginning in 2010.
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
The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "SHLO." On January 13, 2017, the closing price for the Company's Common Stock was $8.05 per share.
The Company's Common Stock commenced trading on the Nasdaq National Market on June 29, 1993. The table below sets forth the high and low bid prices for the Company's Common Stock for its four quarters in each of 2016 and 2015.

	2016		2015
Quarter	High	Low	High	Low
1st	$8.55	$3.70	$17.37	$10.98
2nd	$6.51	$3.06	$14.70	$11.58
3rd	$9.78	$4.95	$13.83	$9.54
4th	$9.69	$6.50	$12.22	$6.59
As of the close of business on January 13, 2017, there were 161 stockholders of record for the Company's Common Stock. The Company believes that the number of beneficial holders of the Company's Common Stock exceeds 4,000. The Company did not repurchase any of its equity securities during fiscal 2016.
The Company did not pay any dividends in 2016 or 2015. The Company's current Credit Agreement contains covenants that could restrict, under certain circumstances, the ability to pay dividends on its common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.
The following graph compares the Company's cumulative total stockholder return compared with Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested at the closing price on October 31, 2011 and reflects the total cumulative return on that investment, including the reinvestment of dividends where applicable, through October 31, 2016.

	10/31/2011	10/31/2012	10/31/2013	10/31/2014	10/31/2015	10/31/2016
Shiloh Industries, Inc.	$100.00	$150.38	$220.28	$228.60	$101.15	$93.77
S&P 500	$100.00	$112.68	$140.15	$161.02	$165.91	$169.83
S&P Supercomposite Auto Parts and Equipment Index	$100.00	$78.82	$136.46	$147.97	$146.58	$131.65

Item 6.    Selected Financial Data
The following table presents information from the Company's Consolidated Financial Statements as of or for the five years ended October 31, 2016. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data." Refer to Note 2 - Correction of Immaterial Errors for information regarding the revision of previously issued financial information.

	Year Ended October 31,
	2016	2015*	2014*	2013*	2012*
	(dollars in thousands, except per share amount)
Operating Results
Revenues (a)	$1,065,834	$1,073,052	$832,067	$660,217	$547,283
Selling, general, and administrative expenses (a)	73,417	63,028	50,236	31,181	24,155
Net income	3,669	5,905	19,915	20,186	13,345
Basic earnings per common share	$0.21	$0.34	$1.16	$1.19	$0.79
Diluted earnings per common share	$0.21	$0.34	$1.16	$1.19	$0.79

Financial Position
Total assets (a)	$626,429	$660,854	$625,678	$390,294	$248,921
Long-term debt (a)	256,922	298,873	268,102	119,384	21,150
Total liabilities	493,639	526,392	485,253	260,710	141,699
Total stockholders' equity	132,790	134,462	140,425	129,584	107,222
Dividends declared per common share	$0.00	$0.00	$0.00	$0.25	$0.50

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

* As revised to reflect the correction of immaterial errors. For additional information, see Note 2 - Correction of Immaterial Errors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except per share data)

General

The Company is a leading global supplier of lightweighting and noise, vibration solutions to the automotive, commercial vehicle and other industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys to OEMs. Shiloh delivers these solutions through design, engineering and manufacturing of first operation blanks, engineered welded blanks, complex stampings, modular assemblies and highly engineered aluminum and magnesium die casting and machined components which serve the automotive, commercial vehicle and other industrial markets of OEMs and, as a Tier II supplier, to Tier I automotive part manufacturers who in turn supply OEMs. Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has locations in Asia, Europe and North America.

Recent Trends and General Economic Conditions Affecting the Automotive Industry

The Company's business and operating results are directly affected by the relative strength of the North American and European automotive industries, which are driven by macro-economic factors such as gross domestic product growth, consumer income and confidence levels, fluctuating commodity, currency and gasoline prices, automobile discounts and incentive offers and perceptions about global economic stability. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

The Company's products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in November 2016), Europe and North America production volumes for the fiscal years ended October 31, 2016, 2015, and 2014 were as follows:

Production Volumes	Year Ended October 31,
	2016	2015	2014
Europe	21,255	20,802	20,148
North America	17,806	17,423	16,850
Total	39,061	38,225	36,998

Europe:
Increase from prior year	453	654
% Increase from prior year	2.2%	3.2%
North America
Increase from prior year	383	573
% Increase from prior year	2.2%	3.4%
Total
Increase from prior year	836	1,227
% Increase from prior year	2.2%	3.3%

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

Most of the steel purchased for the Company’s BlankLight®and Stamplight™ brands is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Steel pricing declined during 2015 and 2016. Lagging demand for construction and oil country tubular goods products as well as a decrease in global demand for prime scrap grade have put significant downward price pressure on steel prices in North America. The Company refers to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the source, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has declined, so has the scrap metal market, partially impacting our current year performance. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.
For the Company's aluminum and magnesium die casting operations, CastLight™ brands, the cost of aluminum and magnesium may be handled in one of two ways. The primary method is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

Results of Operations

In 2016, members of finance management engaged in an initial review of certain balance sheet accounts and transactions. With the concurrence of the Audit Committee, it was determined that a more extensive assessment (the "Assessment") was needed. Under the direction of the Audit Committee, who were advised and supported by independent outside counsel, the Assessment was led by the Company's Chief Financial Officer and Principal Accounting Officer and was conducted with the assistance of internal and outside counsel and consultants. As part of the Assessment, detailed inspection of accounting records were conducted to determine if financial reporting was in accordance with GAAP and the extent of any potential misstatement. Additionally, interviews of numerous individuals were conducted to qualitatively assess what had occurred.

As a result of the Assessment, in connection with the preparation of its consolidated financial statements for the fiscal year ending October 31, 2016, the Company determined that the consolidated financial statements of fiscal years 2015, 2014, 2013, 2012 and the first three quarters of fiscal year 2016, included immaterial errors. As a result, the Company has revised its consolidated financial statements (the "Revision") as of October 31, 2015 and for fiscal years ending October 31, 2015, 2014, 2013 and 2012, each of the interim periods of 2015 and the first three quarters of fiscal year 2016. The following information set forth in this Item 7 reflects the correction of these immaterial errors. For more information on these immaterial errors, see Note 2 to the consolidated financial statements "Correction of Immaterial Errors" included elsewhere in this Annual Report on Form 10-K.

Year Ended October 31, 2016 Compared to Year Ended October 31, 2015

REVENUES. Sales for fiscal 2016 were $1,065,834, a decrease of $7,218 from fiscal 2015 sales of $1,073,052, or 0.7%. Adjusting for an unfavorable currency translation of $5,782, automotive production sales improved $28,732 and commercial vehicle and industrial market sales were down $18,909. Further, there was a change in the contractual relationship of certain customer sales from owned steel to consigned steel and surcharge recovery of $10,309 and $950 of other sales.

GROSS PROFIT. Gross profit for fiscal 2016 was $96,176 compared to gross profit of $86,187 in fiscal 2015, an increase of $9,989, or 11.6%. Gross profit as a percentage of sales was 9.0% for fiscal 2016 and 8.0% fiscal 2015. Changes in customer and product mix favorably impacted direct material costs by $32,308 which was negatively offset by a decrease in scrap recoveries and positively offset by an increase in labor and benefits of $4,025, an increase in repairs and maintenance and indirect manufacturing supplies of $3,070, an increase in depreciation expense of $2,878 offset by a savings in utilities of $1,329 and other of $184.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $73,417 for fiscal 2016 were $10,389 more than selling, general and administrative expenses of $63,028 for the prior year. As a percentage of sales, these expenses were 6.9% of sales for fiscal 2016 and 5.9% for fiscal 2015. The increase of $10,389 is primarily attributable to an increase in salaries and benefits of $6,665, one-time expenses of approximately $4,063 related to the plant optimization and professional fees offset by cost savings of $339.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $2,258 for fiscal 2016 was $37 less than amortization of intangible assets expense of $2,295 for the prior year.

ASSET IMPAIRMENT AND RECOVERY CHARGES. Asset impairments of $2,031 were recorded during fiscal 2016 of which $1,282 related to assets held for sale, $476 related to a specific piece of idled equipment and $273 related to the sale of a building. There were no asset impairments or recoveries recorded during fiscal 2015.

INTEREST EXPENSE. Interest expense for fiscal 2016 was $18,086, compared to interest expense of $9,898 during fiscal 2015. The increase in interest expense was the result of higher average rates and amortization of increased deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $273,296 during fiscal 2016 and the weighted average interest rate was 4.78%. During fiscal 2015, borrowed funds averaged $278,289 and the weighted average interest rate of debt was 2.82%.

OTHER INCOME / EXPENSE. Other expense, net was $1,890 for fiscal 2016, compared to other expense of $387 for fiscal 2015 which primarily consisted of currency transaction gains and losses realized by the Company's Asian, European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 2016 was a tax benefit of $5,152 on a loss before taxes of $1,483. In fiscal year 2015, the provision for income taxes was $4,710 on income before taxes of $10,615 for an effective tax rate of 44.4%. The significant tax benefit in 2016 was favorably impacted due to the removal of valuation allowances related to the Swedish operations net operating loss deferred tax assets, favorable tax deductions and credits offset by certain foreign losses without a tax benefit.

NET INCOME. The net income for fiscal 2016 was $3,669, or $0.21 per share, diluted compared to net income in fiscal year 2015 of $5,905, or $0.34 per share, diluted.

Results of Operations
Year Ended October 31, 2015 Compared to Year Ended October 31, 2014

REVENUES. Sales for fiscal 2015 were $1,073,052, an increase of $240,985 over fiscal 2014 sales of $832,067, or 29.0%. Acceptance of leading technologies and the strategic acquisitions completed in fiscal 2014 contributed to the increase in sales revenue of $255,485 in fiscal 2015. Of the increase in sales, $95,445 is from the acquisitions and the remaining increase is from business wins that were successfully launched and organic production increases partially offset by the negative impact of foreign currency translation of $14,500.

GROSS PROFIT. Gross profit for fiscal 2015 was $86,187 compared to gross profit of $76,312 in fiscal 2014, an increase of $9,875, or 12.9%. Gross profit as a percentage of sales was 8.0% for fiscal 2015 and 9.2% fiscal 2014. The strategic acquisitions completed in fiscal 2014 contributed favorably, improving gross profit by $19,298 offset by an increase in labor and benefits of $4,387, an increase of $7,700 due to operating inefficiencies and adjustments to prepaid tooling and an increase of $1,171 in depreciation expense. In addition, gross profit was negatively impacted by scrap pricing of approximately $13,700.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses of $63,028 for fiscal 2015 were $12,792 more than selling, general and administrative expenses of $50,236 for the prior year. As a percentage of sales, these expenses were 5.9% of sales for fiscal 2015 and 6.0% for fiscal 2014. The strategic acquisitions completed in fiscal 2014 have incrementally added $10,292 to infrastructure costs incurred in 2015. In addition, the Company recognized additional one-time expenses of approximately $2,500 related to the Wellington facility and financing charges.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $2,295 for fiscal 2015 was $131 more than amortization of intangible assets expense of $2,164 for the prior year. The increase is related to the final purchase price accounting adjustments affecting intangible assets acquired from the fiscal 2014 acquisitions.

ASSET IMPAIRMENT AND RECOVERY CHARGES. Asset recoveries of $4,026 were recorded during fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which was impaired in fiscal 2010.

INTEREST EXPENSE. Interest expense for fiscal 2015 was $9,898, compared to interest expense of $4,415 during fiscal 2014. The increase in interest expense was the result of higher average borrowing of funds and higher average rates for funding acquisition activities. Borrowed funds averaged $278,289 during fiscal 2015 and the weighted average interest rate was 2.82%. During fiscal 2014, borrowed funds averaged $167,012 and the weighted average interest rate of debt was 2.08%.

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

PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 2015 was an expense of $4,710 on income before taxes of $10,615 for an effective tax rate of 44.4%. In fiscal year 2014, the provision for income taxes was an expense of $4,137 on income before taxes of $24,052 for an effective tax rate of 17.2%. The effective tax rate for fiscal 2015 has increased 27.2 percentage points compared to fiscal 2014, was favorably impacted due to the removal of a valuation allowance related to the Mexico operation together with additional Research and Development credits (“R&D Credit”) involving multiple years. In addition for 2014 and 2015, foreign tax rates of countries in which the Company operates are in all cases less than the U.S. statutory federal income tax rate, having a favorable impact on the effective tax rate.

NET INCOME. The net income for fiscal 2015 was $5,905, or $0.34 per share, diluted compared to net income in fiscal year 2014 of $19,915, or $1.16 per share, diluted.

Liquidity and Capital Resources

General:
The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, and the availability of financing. Management believes that cash on hand, cash flow from operations and available borrowings under its Revolving Credit Agreement (defined below) will be sufficient to fund capital expenditures and meet its operating obligations. As of October 31, 2016, the Company had available borrowings of approximately $90,106, which it believes is adequate to fund working capital requirements for at least the next twelve months. In the longer term, the Company believes that its expected operations will provide adequate long-term cash flows. However, there can be no assurance that it will meet such expectations. For additional information, refer to the Company's Risk Factors described in Item 1A, included in Part 1 of this report.
Cash Flows and Working Capital:

At October 31, 2016, total debt was $258,945 and total equity was $132,790, resulting in a capitalization rate of 66.1% debt, 33.9% equity. Current assets were $293,153 and current liabilities were $203,047, resulting in positive working capital of $90,106.

The following table summarizes the Company's cash flows from operating, investing, and financing activities:

				Year Ended	Year Ended
	Years Ended October 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	change	change
Net cash provided by operating activities	$69,361	$3,373	$29,018	$65,988	$(25,645)
Net cash used in investing activities	$(28,316)	$(27,701)	$(159,408)	$(615)	$131,707
Net cash (used for) provided by financing activities	$(43,546)	$26,120	$142,526	$(69,666)	$(116,406)

Net Cash Provided by Operating Activities:

	Years Ended October 31,
	2016	2015	2014
Operational cash flow before changes in operating assets and liabilities	$44,163	$46,726	$44,780

Changes in operating assets and liabilities:
Accounts receivable	10,975	(27,607)	(10,273)
Inventories	(2,408)	358	4,734
Prepaids and other assets	14,476	(8,665)	(8,270)
Payables and other liabilities	(1,843)	(5,923)	3,573
Accrued income taxes	3,998	(1,516)	(5,526)
Total change in operating assets and liabilities	$25,198	$(43,353)	$(15,762)

Net cash provided by operating activities	$69,361	$3,373	$29,018

Cash flow from operations before changes in operating assets and liabilities was $2,563 lower for the year ended October 31, 2016 compared to the year ended October 31, 2015 as a result of a foreign tax benefit.
Cash flow from operations before changes in operating assets and liabilities was $1,946 higher for the year ended October 31, 2015 compared to the year ended October 31, 2014 which was driven by higher earnings in fiscal year 2015.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash inflows from changes in operating assets and liabilities was $25,198 for the fiscal year ended October 31, 2016 and was positively impacted by working capital initiatives. Cash outflows from changes in operating assets and liabilities were $43,353 and $15,762 for the fiscal years ended October 31, 2015 and 2014, respectively. Both 2016 and 2015 were positively impacted by increased sales, acquisition integration and new product launches.

•
Cash inflows from changes in accounts receivable for the fiscal year ended October 31, 2016 was $10,975. The improvement was primarily due to increased efforts in collecting receivables and invoicing of customer reimbursed tooling programs as the Company’s product launches have significantly increased since 2014. Cash outflows from changes in accounts receivable for the fiscal years ended October 31, 2015 and 2014 was $27,607 and $10,273, respectively, primarily driven by sales increases, acquisitions.

•
Cash outflows from changes in inventory for the fiscal year ended October 31, 2016 was $2,408. The use of cash was primarily driven by a change in customer mix and delivery. Cash inflows for the fiscal years ended October 31, 2015 and 2014 was $358 and $4,734, respectively, were also driven by a change in customer mix and delivery, acquisition integration and improvements in inventory management.

•
Cash inflows from changes in prepaids and other assets for the fiscal year ended October 31, 2016 was $14,476 and improved from the invoicing of customer reimbursed tooling. Cash outflows from changes in prepaids and other assets for the fiscal years ended October 31, 2015 and 2014 was $8,665 and $8,270, respectively. Significant new program launches in 2014 and 2015 lead to an increase in spending resulting in higher prepaid tooling. As production started on those new awards later in 2015, the Company was able to invoice the customer to recover the investments.

•
Cash outflows from changes in payables and other for the fiscal years ended October 31, 2016 and 2015 was $1,843 and $5,923, respectively, as a result of favorable raw material pricing as well as reductions in tooling investments. Cash inflows from changes in payables and other for the fiscal year ended 2014 was $3,573 due to acquisitions.

•
Cash inflows from changes in accrued income taxes for the fiscal years ended October 31, 2016 of $3,998 was primarily driven by federal income tax refunds and cash outflows of $1,516 and $5,526, respectively, for the fiscal year ended October 31, 2014 were primarily due to tax payments.

Net Cash Used For Investing Activities:

Net cash used for investing activities in fiscal years 2016, 2015 and 2014 was $28,316, $27,701 and $159,408, respectively, and consisted mainly of capital expenditures and acquisitions. Cash used for capital expenditures during fiscal years 2016, 2015, and 2014 was $28,324, $39,376, and $39,593, respectively. The expenditures are attributed to projects for new awards and product launches. For fiscal years 2016, 2015 and 2014, proceeds from the sales of assets generated $1,508, $11,480 and $5,762, respectively. The total proceeds from the sale of assets during fiscal 2015 includes $9,854 from certain sale-leaseback transactions entered into. The assets under the sale-leaseback were for new machinery and equipment which are being leased over a six to seven year period. There was no gain or loss as a result of this sales-leaseback transaction. The Company had unpaid capital expenditures of $5,604, $4,225 and $5,415 at October 31, 2016, 2015 and 2014, respectively, and such amounts were included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

Cash used for acquisitions in fiscal 2014, net of cash acquired was $124,544. In 2015, $195 of escrow funds were returned to the Company as a reduction in the final purchase price.

Net Cash Provided By Financing Activities:

Net cash utilized in financing activities was $43,546 during 2016 and was attributable primarily to an improvement in working capital and lower capital expenditures which resulted in the Company's ability to reduce long-term borrowing. As of October 31, 2016, the Company's long-term indebtedness was $256,922.

    Net cash provided by financing activities was $26,120 and $142,526 during 2015 and 2014, respectively. In fiscal 2015, higher debt levels were the result of working capital needs from the acquisitions plus the unfavorable impact of lower scrap metal market pricing. In fiscal 2014, higher debt levels were the result of the Finnveden Metal Structure and Radar Industries, Inc. acquisitions and capital expenditures.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to ensure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $6,045 over the next five years.

Revolving Credit Facility:

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

On October 28, 2016, the Company executed the Sixth Amendment which increases the permitted consolidated leverage ratio for periods beginning after July 31, 2016; increases the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017; modifies various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions; and makes other ministerial updates.

On October 30, 2015, the Company executed a Fifth Amendment (the "Fifth Amendment") to the Credit Agreement that increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, the Company executed a Fourth Amendment (the "Fourth Amendment") to the Credit Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitments of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval, and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 as well as scheduled commitment reductions totaling $30,000 allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to the Company's pro forma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The current Credit Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 4.0% and on base rate loans of 0.50% to 3.0%, depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2016 and October 31, 2015.

After considering letters of credit of $5,080 that the Company has issued, unused commitments under the Credit Agreement was $97,020 at October 31, 2016.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

On August 1, 2016, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.96% and requires monthly payments of $95 through May 2017. As of October 31, 2016, $661 of principal remained outstanding under this agreement and was classified as current debt in the Company’s consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2016, $996 of principal remained outstanding under this agreement and $513 was classified as current debt and $483 was classified as long-term debt in the Company’s consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of October 31, 2016, the present value of minimum lease payments under its capital leases amounted to $4,388.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate, as described above, on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $64, net of tax, for the fiscal year ended October 31, 2016 and a loss of $1,618, net of tax, for the fiscal year ended October 31, 2015, which is reflected in other comprehensive loss. The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and 2016 resulted in realized losses of $1,530 and $324 of interest expense related to the interest rate swap settlements. for the fiscal years ended October 31, 2016 and 2015, respectively. For fiscal 2017, the Company anticipates recognizing approximately $1,478 of additional interest expense related to the interest swap.

Scheduled repayments under the terms of the Credit Agreement and repayments of other debt are listed below:

Maturities of Debt Obligations:	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
Less than 1 year	$—	$513	$849	$661	$2,023
1-3 years	252,900	483	1,459	—	254,842
3-5 years	—	—	2,080	—	2,080
After 5 years	—	—	—	—	—
Total	$252,900	$996	$4,388	$661	$258,945

Critical Accounting Policies
Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s following financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

Pre-production and development costs.  The Company enters into contractual agreements with certain customers to develop molds, dies and tools (collectively, "tooling"). All such tooling contracts relate to parts that the Company will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either current or non-current.

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

Impairment of Long-lived Assets. In accordance with Accounting Standards Codification ("ASC") 360, the Company assesses long-lived assets held and used (such as property, plant and equipment and other assets) for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the group of assets. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the group of assets exceeds the fair value of the group of assets. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases. $2,031 of impairment charges were recognized during the fiscal year ended October 31, 2016 related to a certain asset classified as held for sale, an asset that was idled in 2016 and an impairment of a building that was sold in the second quarter of 2016. See Notes to the Consolidated Financial Statements, Note 4, for a discussion of the impairment charges recorded in fiscal 2016 and a discussion of the recoveries recorded in fiscal 2014. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

Intangible Assets. Intangible assets with definitive lives are amortized over their estimated useful lives. The Company amortizes its acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to 15 years. See Note 11 to the consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

The Company performs analysis of indefinite-lived intangible assets which are included as a component of the annual impairment of long-lived assets. An impairment analysis of definite-lived intangible assets is performed when indicators of potential impairment exist.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $27,490 as of October 31, 2016, or 4.4% of its total assets, and $27,992 as of October 31, 2015, or 4.2% of its total assets.

In accordance with ASC 350, "Intangibles-Goodwill and Other," the Company assesses goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, the Company considers the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and its current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, the Company will perform quantitative impairment testing at the reporting unit level.

If a quantitative fair value measurement is used, the fair value of goodwill is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value.If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flow projected in the strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data and known awarded business. The projected profit margins assumptions included in the plans are based in the current cost structure and anticipated productivity improvements. If different assumptions were used in the plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $100-500 per plan year, respectively, dependent upon the location where the claim is incurred. At October 31, 2016, and 2015, the amount accrued for group insurance and workers’ compensation claims was $5,114 and $4,664, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, the number of open and active workers’ compensation cases, and group insurance plan design features.

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

The restricted stock and restricted stock units are valued based upon a 20 day Exponential Moving Average ("EMA") as of the Friday prior to the grant of an award. In addition, the Company determines a forfeiture rate at the time of grant. Share-based compensation expense is adjusted when actual forfeitures occur.

U.S. Pension and Other Post-retirement Costs and Liabilities. The Company has recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations for its U.S. operations. The pension plans were frozen several years ago and therefore contributions are not allowed. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. The Company determines these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of each fiscal year. For its U.S. operations, the Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2016, the resulting discount rate from the use of the Principal Curve was 3.70%, a decrease of 0.50% from a year earlier that contributed to an increase of the benefit obligation of approximately $51. A change of 25 basis points in the discount rate at October 31, 2016 would increase expense on an annual basis by approximately $10 or decrease expense on an annual basis by approximately $14.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease pension assets by approximately $156.

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

For the year ended October 31, 2016, the actual return on pension plans’ assets for all of the Company’s plans approximated 3.12%, which is lower than the expected rate of return on plan assets of 7.50% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Non-U.S. Pension. For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations at October 31, 2016 were not material. The liability for these obligations comprise the present value of future obligations and is calculated on an actuarial basis.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, historically the Company has conservatively contributed to the defined benefit plans and therefore contributions for fiscal 2017 are not required until second quarter of 2018, and that pension expense will increase in fiscal 2017.

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

Foreign Currency Translation. Two of the Company's subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), the Company's Netherlands and Swedish holding companies, and the Company's U.S. subsidiaries have the U.S. dollar as their functional currency. All of the Company's other direct and indirect subsidiaries use their respective local currency as their functional currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income in the consolidated statements of income.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recent Accounting Pronouncements
Recently Issued Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and the new standard now is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During the second and third quarter, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. ASUs 2016-10 and 2016-12 provide further clarification on the implementation guidance on principal versus agent considerations. ASU 2016-11 rescinds certain SEC guidance from the FASB ASC in response to announcements made by the SEC at the Emerging Issues Task Force's ("EITF") March 3, 2016 meeting. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company is planning a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has not selected a transition date or method nor has it determined the effect of the standard to its consolidated financial statements.
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
In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." ASU 2016-10 adds further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. ASU 2016-10 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" which requires a lessee to recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance within ASC Topic 840, Leases. For operating leases, a lessee is required to do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. AUS 2016-02 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the Company's consolidated financial statements.
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

Recently Adopted Standards
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, although early adoption is permitted, including adoption in an interim period. This guidance simplified the current guidance, which required entities to separately present deferred tax assets and liabilities as current and noncurrent on the balance sheet. The Company has elected to early adopt this standard prospectively as of October 31, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted.
In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplified the accounting for share-based payment transactions. This guidance required that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the consolidated statements of income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the statement of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. The Company has elected to early adopt this standard prospectively, with certain cumulative effect adjustments if applicable, as of October 31, 2016, as is permitted under the standard. There were no unrecognized excess tax benefits that are required to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings upon adoption. The Company has also elected to continue to recognize forfeitures as they occur.
Effect of Inflation, Deflation
Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on the Company's consolidated financial results for the past three years.
In periods of decreasing prices, deflation occurs and may also affect the Company's results of operations. With respect to steel purchases, the Company's purchases of steel through customers' steel buying programs protects recovery of the cost of steel through the selling price of the Company's products. For non-steel buying programs, the Company aligns the cost of steel purchases with the related selling price of the product. For the Company's aluminum and magnesium die casting business, the cost of the materials is handled in one of two ways. The primary method is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

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

Commodity Pricing Risk

Steel is the primary raw material used by the Company and a majority of the purchased steel is acquired through various OEM steel buying programs. Buying through the customer steel buying programs mitigates the impact of price fluctuations associated with the procurement of steel. The remainder of its steel purchasing requirements is met through contracts with various steel suppliers. At times, the Company may be unable to either avoid increases in steel prices or pass through any price increases to its customers. The Company refers to the "net steel impact" as the combination of the change in steel prices that are reflected in the price of its products, the change in the cost to procure steel from the steel sources, and the change in the Company's recovery of offal. The Company's strategy is to be economically neutral to steel pricing by having these factors offset each other. Although the Company strives to achieve a neutral net steel impact, the Company may not always be successful in achieving that goal, in part due to timing difference. The timing of a change in the price of steel may occur in different periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on the Company's product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on its product pricing, its steel costs and the results of its sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although the Company cannot provide assurances that, or when, these reversals will occur. Over the past year, the Company has been impacted by the price recovered on the sale of its offal due to the significant reduction in the North American scrap metal market pricing.

Interest Rate Risk

At October 31, 2016, the Company had total debt, excluding capital leases, of $254,557, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $252,900 (99.3%) and fixed rate debt of $1,657 (0.7%). Assuming no changes in the monthly average revolver debt levels of $273,296 for the year ended October 31, 2016, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would impact on interest expense by approximately $2,529 in additional expense.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement. The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016. The Company recognized $1,530 of interest expense related to the interest rate swap for the year ended October 31, 2016.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	October 31,	October 31,
	Location	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Liabilities	$(5,036)	$(4,989)
The following table discloses the effect of the Company's derivative instrument on the consolidated statement of income and consolidated statement of comprehensive income (loss) for the fiscal year ended October 31, 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$64	Interest expense	$1,530

The following table discloses the effect of the Company's derivative instrument on the consolidated statement of income and consolidated statement of comprehensive loss for the year ended October 31, 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(1,618)	Interest expense	$433

Currency Exchange Rate Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, the Company's results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it sells or distributes products.
The Company derived 83.3% of its sales in the United States and 16.7% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
In addition, to the transaction-related gains and losses that are reflected within the results of operations, the Company is subject to foreign currency translation risk, as the financial statements for its subsidiaries are measured and recorded in the respective subsidiary's functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the consolidated statement of other comprehensive loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 17, 2017 expressed an adverse opinion thereon.

/s/GRANT THORNTON LLP
Cleveland, Ohio
January 17, 2017

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2016	2015
ASSETS:
Cash and cash equivalents	$8,696	$13,100
Investment in marketable securities	174	356
Accounts receivable, net	183,862	194,155
Related-party accounts receivable	1,235	1,092
Prepaid income taxes	1,653	4,515
Inventories, net	60,547	57,868
Deferred income taxes	—	2,837
Prepaid expenses and other assets	36,986	45,706
Total current assets	293,153	319,629
Property, plant and equipment, net	265,837	279,223
Goodwill	27,490	27,992
Intangible assets, net	17,279	19,543
Deferred income taxes	9,974	2,958
Other assets	12,696	11,509
Total assets	$626,429	$660,854
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$2,023	$2,080
Accounts payable	158,514	161,123
Other accrued expenses	40,824	34,459
Accrued income taxes	1,686	—
Total current liabilities	203,047	197,662
Long-term debt	256,922	298,873
Long-term benefit liabilities	23,312	17,376
Deferred income taxes	4,734	6,180
Interest rate swap agreement	5,036	4,989
Other liabilities	588	1,312
Total liabilities	493,639	526,392
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2016 and October 31, 2015, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 and 25,000,000 shares authorized at October 31, 2016 and October 31, 2015, respectively; 17,614,057 and 17,309,623 shares issued and outstanding at October 31, 2016 and October 31, 2015, respectively	176	173
Paid-in capital	70,403	69,334
Retained earnings	118,673	115,004
Accumulated other comprehensive loss, net	(56,462)	(50,049)
Total stockholders’ equity	132,790	134,462
Total liabilities and stockholders’ equity	$626,429	$660,854

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended October 31,
	2016	2015	2014
Net revenues	$1,065,834	$1,073,052	$832,067
Cost of sales	969,658	986,865	755,755
Gross profit	96,176	86,187	76,312
Selling, general and administrative expenses	73,417	63,028	50,236
Amortization of intangible assets	2,258	2,295	2,164
Asset impairment (recovery), net	2,031	—	(4,026)
Operating income	18,470	20,864	27,938
Interest expense	18,086	9,898	4,415
Interest income	(23)	(36)	(25)
Other (income) expense, net	1,890	387	(504)
Income (loss) before income taxes	(1,483)	10,615	24,052
Provision (benefit) for income taxes	(5,152)	4,710	4,137
Net income	$3,669	$5,905	$19,915
Earnings per share:
Basic earnings per share	$0.21	$0.34	$1.16
Basic weighted average number of common shares	17,513	17,287	17,145
Diluted earnings per share	$0.21	$0.34	$1.16
Diluted weighted average number of common shares	17,526	17,310	17,215

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Years Ended October 31,
	2016	2015	2014
Net income	$3,669	$5,905	$19,915
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	1,251	1,214	1,115
Actuarial net gain (loss)	(5,081)	743	(4,113)
Asset net gain (loss)	(3,006)	(3,008)	926
Income tax benefit (provision)	2,986	(387)	783
Total defined benefit pension plans & other post retirement benefits, net of tax	(3,850)	(1,438)	(1,289)
Marketable securities
Unrealized gain (loss) on marketable securities	(183)	(689)	518
Income tax benefit (provision)	58	248	(53)
Reclassification adjustments for gain on marketable securities included in net income	—	—	(365)
Total marketable securities, net of tax	(125)	(441)	100
Derivatives and hedging
Unrealized loss on interest rate swap agreements	(1,577)	(2,912)	(2,510)
Income tax benefit	111	861	952
Reclassification adjustments for settlement of derivatives included in net income	1,530	433	—
Change in fair value of derivative instruments, net of tax	64	(1,618)	(1,558)
Foreign currency translation adjustments:
Foreign currency translation loss	(3,032)	(9,671)	(8,052)
Reclassification adjustments for settlement of foreign currency included in net income	530	—	—
Unrealized loss on foreign currency translation, net of tax	(2,502)	(9,671)	(8,052)
Comprehensive income (loss), net	$(2,744)	$(7,263)	$9,116

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,669	$5,905	$19,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,645	34,267	27,839
Amortization of deferred financing costs	2,505	992	807
Asset impairment (recoveries), net	2,031	—	(4,026)
Deferred income taxes	(2,704)	4,263	837
Stock-based compensation expense	1,072	1,025	579
(Gain) loss on sale of assets	(55)	274	(806)
Gain on sale of marketable securities	—	—	(365)
Changes in operating assets and liabilities:
Accounts receivable, net	10,975	(27,607)	(10,273)
Inventories, net	(2,408)	358	4,734
Prepaids and other assets	14,476	(8,665)	(8,270)
Payables and other liabilities	(1,843)	(5,923)	3,573
Accrued income taxes	3,998	(1,516)	(5,526)
Net cash provided by operating activities	69,361	3,373	29,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,324)	(39,376)	(39,593)
Investment in marketable securities	—	—	(2,000)
Investment in joint venture	(1,500)	—	—
Acquisitions, net of cash acquired	—	195	(124,544)
Proceeds from sale of assets	1,508	11,480	5,762
Proceeds from sale of marketable securities	—	—	967
Net cash used for investing activities	(28,316)	(27,701)	(159,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(860)	(821)	(382)
Proceeds from long-term borrowings	145,400	153,900	182,500
Repayments of long-term borrowings	(186,301)	(121,589)	(39,877)
Payment of deferred financing costs	(1,785)	(5,529)	(776)
Proceeds from exercise of stock options	—	159	1,061
Net cash (used for) provided by financing activities	(43,546)	26,120	142,526
Effect of foreign currency exchange rate fluctuations on cash	(1,903)	(706)	(520)
Net increase (decrease) in cash and cash equivalents	(4,404)	1,086	11,616
Cash and cash equivalents at beginning of period	13,100	12,014	398
Cash and cash equivalents at end of period	$8,696	$13,100	$12,014

Supplemental Cash Flow Information:
Cash paid for interest	$15,801	$9,373	$3,862
Cash paid for (refund of) income taxes	$(5,855)	$1,770	$7,995

Non-cash Activities:
Equipment acquired under capital lease	$—	$—	$7,639
Capital equipment included in accounts payable	$5,604	$4,225	$5,415

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2013	$170	$66,312	$89,184	$(26,082)	$129,584
Net income	—	—	19,915	—	19,915
Other comprehensive loss, net of tax	—	—	—	(10,799)	(10,799)
Restricted stock and exercise of stock options	2	1,059	—	—	1,061
Stock-based compensation cost	—	579	—	—	579
Income tax effect on stock compensation	—	85	—	—	$85
October 31, 2014	$172	$68,035	$109,099	$(36,881)	$140,425
Net income	—	—	5,905	—	5,905
Other comprehensive loss, net of tax	—	—	—	(13,168)	(13,168)
Restricted stock and exercise of stock options	1	158	—	—	159
Stock-based compensation cost	—	1,025	—	—	1,025
Income tax effect on stock compensation	—	116	—	—	116
October 31, 2015	$173	$69,334	$115,004	$(50,049)	$134,462
Net income	—	—	3,669	—	3,669
Other comprehensive loss, net of tax	—	—	—	(6,413)	(6,413)
Restricted stock and exercise of stock options	3	(3)	—	—	—
Stock-based compensation cost	—	1,072	—	—	1,072
October 31, 2016	$176	$70,403	$118,673	$(56,462)	$132,790

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Summary of Significant Accounting Policies
General
The Company is a leading global supplier of lightweighting, noise and vibration solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and high-strength steel alloys to automotive, commercial vehicle and industrial markets. The Company offers one of the broadest portfolio of lightweighting solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys. Shiloh delivers these solutions through the design and manufacturing of its BlankLight®, CastLight™ and StampLight™ brands. Shiloh delivers solutions in body, chassis and powertrain systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEMs. The Company has twenty-eight wholly-owned subsidiaries at locations in Asia, Europe and North America as well as a 55% ownership of a joint venture in China with minimal operating activity for the fiscal year ended October 31, 2016.
MTD Holdings Inc. (the parent of MTD Products Inc.) and the MTD Products Inc. Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products Inc. owned approximately 47.2% of the Company's outstanding shares of Common Stock as of October 31, 2016, making MTD Holdings Inc. and MTD Products Inc. related parties of the Company.
Principles of Consolidation
The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. The Company records revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. The Company enters into tooling contracts with customers in the development of tooling to be sold to such customers. The Company primarily records tooling revenues and costs net in cost of sales at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between the Company and customer and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

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

Inventories

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Inventories are valued at the lower of cost or market, using the first-in first-out ("FIFO") method.
Pre-production and development costs
The Company enters into contractual agreements with certain customers to develop tooling. All such tooling contracts relate to parts that the Company will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets is based upon the period of reimbursement from customer as either current or non-current.
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
Employee Benefit Plans
The Company accrues the cost of U.S. defined benefit pension plans, which are frozen, in accordance with Statement of FASB ASC Topic 715 "Compensation - Retirement Benefits." The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. As of October 31, 2016, approximately 95% of its US employees of the Company participated in discretionary profit sharing plans administered by the Company. The Company also provides postretirement benefits to 15 former employees.

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations at October 31, 2016 were not material. The liability of these comprise the present value of future obligations and is calculated on an actuarial basis.
Share-Based Compensation

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

Income Taxes

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company utilizes the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and foreign income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The Company assesses both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of the Company's tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. The Company recognizes liabilities for uncertain income tax positions based on the Company's estimate of whether, and the extent to which, additional taxes will be required. The Company reports interest and penalties related to uncertain income tax positions as income taxes. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries or to pay down third party European debt.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was $27,490 as of October 31, 2016, or 4.4% of its total assets, and $27,992 as of October 31, 2015, or 4.2% of its total assets.

In accordance with ASC 350, "Intangibles-Goodwill and Other," the Company assesses goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, the Company considers the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the carrying value, market and industry metrics, actual performance compared to forecasted performance, and its current outlook on the business. If the qualitative assessment indicated it is more likely than not that goodwill is impaired, the Company will perform quantitative impairment testing at the reporting unit level.

If a quantitative fair value measurement is used, the fair value of goodwill is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. To quantitatively test goodwill for impairment, the Company's fair value measurement approach combines the income (discounted cash flow method) and market valuation (market comparable method) techniques for each of the Company's reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows, including time and profitability, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as net income (loss) less changes in stockholders' equity from non-owner sources which, for the Company in the periods presented, consists of foreign currency translations, interest rate swaps, marketable securities and pension related liability adjustments.
Statement of Cash Flows Information
Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. A substantial majority of the Company’s cash and cash equivalent bank balances exceeded federally insured limits at October 31, 2016. Cash in foreign subsidiaries totaled $8,219 and $13,907 at October 31, 2016 and October 31, 2015, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Concentration of Risk

    The Company sells products to customers primarily in the automotive, commercial vehicle and industrial markets. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable. The Company performs on-going credit evaluations of its customers' financial condition. The allowance for non-collection of accounts receivable is based on the expected collectability of all accounts receivable. Losses have historically been within management's expectations. The Company does not have financial instruments with off-balance sheet risk. Refer to Note 20-Business Segment Information for discussion of concentration of revenues.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Effective November 1, 2015, the Company changed its classification for recoveries of scrap and tooling as an offset to cost of sales as opposed to net revenues. The Company believes that recoveries of scrap represent the reimbursement of the material it is not able to use in production and, therefore, more appropriately reflected as an offset to cost of sales to allow for better comparability.

For the years ended October 31, 2015 and 2014, $36,051 and $46,706 respectively, was reclassified from net revenues to cost of sales in the consolidated statements of income.

Recently Issued Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and the new standard now is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During the second and third quarter, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. ASUs 2016-10 and 2016-12 provide further clarification on the implementation guidance on principal versus agent considerations. ASU 2016-11 rescinds certain SEC guidance from the FASB ASC in response to announcements made by the SEC at the Emerging Issues Task Force's ("EITF") March 3, 2016 meeting. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company is planning a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has not selected a transition date or method nor has it determined the effect of the standard to its consolidated financial statements.
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
In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." ASU 2016-10 adds further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. ASU 2016-10 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" which requires a lessee to recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance within ASC Topic 840, Leases. For operating leases, a lessee is required to do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position,

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. AUS 2016-02 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the Company's consolidated financial statements.
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

Recently Adopted Standards
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, although early adoption is permitted, including adoption in an interim period. This guidance simplified the current guidance, which required entities to separately present deferred tax assets and liabilities as current and noncurrent on the balance sheet. The Company has elected to early adopt this standard prospectively as of October 31, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted.
In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplified the accounting for share-based payment transactions. This guidance required that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the consolidated statements of income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the statement of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. The Company has elected to early adopt this standard prospectively, with certain cumulative effect adjustments if applicable, as of October 31, 2016, as is permitted under the standard. There were no unrecognized excess tax benefits that are required to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings upon adoption. The Company has also elected to continue to recognize forfeitures as they occur.

Note 2—Correction of Immaterial Errors

In the fourth quarter of fiscal 2016, the Company became aware of immaterial errors in certain balance sheet accounts of the Saltillo, Mexico manufacturing facility.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company assessed the cumulative impact of these errors and other immaterial errors on its previously reported annual financial statements for fiscal years 2015 and 2014 pursuant to the guidance in ASC 250 "Accounting Changes and Error Corrections" ("ASC 250") and SEC Staff Accounting Bulletin ("SAB") No. 99 Materiality. Immaterial errors were not isolated to a limited number of accounts but were primarily related to prepaid expenses and other assets, property, plant and equipment, net and deferred income taxes. The Assessment concluded that the errors were not material, individually or in the aggregate, to any prior period consolidated financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the prior period consolidated financial statements have been revised (the "Revision") in the applicable consolidated financial statements. The Company concluded a revision of prior period consolidated financial statements was appropriate the next time they were reported, since the correction of errors would have been material if recorded in fiscal year 2016. Immaterial errors related to periods prior to the fiscal year ended October 31, 2014 are reflected as an adjustment to beginning retained earnings for that year. Periods not presented herein will be revised, as applicable, in future filings.

The following schedules reconcile the amounts as previously reported in the applicable consolidated financial statement captions to the corresponding adjusted amounts under the Revision:

	As of October 31, 2015
Balance Sheet	As Reported	Adjustment	As Adjusted
Accounts receivable, net	$194,373	$(218)	$194,155
Prepaid income taxes	3,799	716	4,515
Inventories, net	58,179	(311)	57,868
Prepaid expenses and other assets	48,267	(2,561)	45,706
Total current assets	322,003	(2,374)	319,629
Property, plant and equipment, net	280,260	(1,037)	279,223
Goodwill	28,843	(851)	27,992
Deferred income taxes	4,431	(1,473)	2,958
Total assets	666,589	(5,735)	660,854
Accounts payable	160,405	718	161,123
Total current liabilities	196,944	718	197,662
Total liabilities	525,674	718	526,392
Retained earnings	121,457	(6,453)	115,004
Total stockholders’ equity	140,915	(6,453)	134,462
Total liabilities and stockholders’ equity	666,589	(5,735)	660,854

	Year Ended October 31, 2015
Statement of Income	As Reported	Adjustment	As Adjusted
Net revenues*	$1,073,143	$(91)	$1,073,052
Cost of sales*	986,057	808	986,865
Gross profit	87,086	(899)	86,187
Operating income	21,763	(899)	20,864
Income before income taxes	11,514	(899)	10,615
Provision for income taxes	3,250	1,460	4,710
Net income	8,264	(2,359)	5,905
Basic earnings per share	$0.48	$0.14	$0.34
Dilute earnings per share	$0.48	$0.14	$0.34

* See Note 1 - Summary of Significant Accounting Policies pertaining to reclassification.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year Ended October 31, 2014
Statement of Income	As Reported	Adjustment	As Adjusted
Net revenues*	$832,026	$41	$832,067
Cost of sales*	752,425	3,330	755,755
Gross profit	79,601	(3,289)	76,312
Selling, general & administrative expenses	50,207	29	50,236
Amortization of intangible assets	2,255	(91)	2,164
Operating income	31,165	(3,227)	27,938
Interest expense	4,503	(88)	4,415
Income before income taxes	27,191	(3,139)	24,052
Provision for income taxes	4,747	(610)	4,137
Net income	22,444	(2,529)	19,915
Basic earnings per share	$1.31	$(0.15)	$1.16
Dilute earnings per share	$1.30	$(0.14)	$1.16

* See Note 1 - Summary of Significant Accounting Policies pertaining to reclassification.

	Year Ended October 31, 2015
Statement of Comprehensive Loss	As Reported	Adjustment	As Adjusted
Net income	$8,264	$(2,359)	$5,905
Comprehensive loss	(4,904)	(2,359)	(7,263)

	Year Ended October 31, 2014
Statement of Comprehensive Income	As Reported	Adjustment	As Adjusted
Net income	$22,444	$(2,529)	$19,915
Comprehensive income	11,645	(2,529)	9,116

	Year Ended October 31, 2015
Statement of Cash Flows	As Reported	Adjustment	As Adjusted
Net income	$8,264	$(2,359)	$5,905
Depreciation and amortization	34,213	54	34,267
Deferred income taxes	2,997	1,266	4,263
Accounts receivable	(27,595)	(12)	(27,607)
Inventories	989	(631)	358
Prepaids and other assets	(9,553)	888	(8,665)
Payables and other	(6,394)	471	(5,923)
Accrued income taxes	(1,711)	195	(1,516)
Net cash provided by operating activities	3,501	(128)	3,373
Capital expenditures	(39,504)	128	(39,376)
Net cash used in investing activities	(27,829)	128	(27,701)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year Ended October 31, 2014
Statement of Cash Flows	As Reported	Revision Adjustment	As Revised
Net income	$22,444	$(2,529)	$19,915
Depreciation and amortization	27,893	(54)	27,839
Deferred income taxes	843	(6)	837
Accounts receivable	(10,444)	171	(10,273)
Inventories	3,795	939	4,734
Prepaids and other assets	(9,542)	1,272	(8,270)
Payables and other	3,327	246	3,573
Accrued income taxes	(4,922)	(604)	(5,526)
Net cash provided by operating activities	29,583	(565)	29,018
Capital expenditures	(40,158)	565	(39,593)
Net cash used in investing activities	(159,973)	565	(159,408)

Statement of Stockholders' Equity	As Reported	Revision Adjustment	As Revised
Total stockholders' equity, Balance at October 31, 2013	$131,149	$(1,565)	$129,584
Retained earnings, Balance at October 31, 2013	90,749	(1,565)	89,184
Net income fiscal year 2014	22,444	(2,529)	19,915
Retained earnings, Balance at October 31, 2014	113,193	(4,094)	109,099
Total stockholders' equity, Balance at October 31, 2014	144,519	(4,094)	140,425
Net income fiscal year 2015	8,264	(2,359)	5,905
Retained earnings, Balance at October 31, 2015	121,457	(6,453)	115,004
Total stockholders' equity, Balance at October 31, 2015	140,915	(6,453)	134,462

The Company has also reflected these corrections as applicable in its consolidated financial statements and the related notes thereto.

Note 3—Acquisitions

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Radar Industries, Inc.

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014, with Radar Industries, Inc., and Radar Mexican Investments, LLC (collectively "Radar") which produce engineered metal stampings and machined parts for the motor vehicle industry. The Company acquired Radar in order to further its investment in stamping technologies and expand the diversity of its customer base, product offering and geographic footprint. Radar's results of operations are reflected in the Company's consolidated statements of operations from the acquisition date.

During the fourth quarter of fiscal 2016, $1,093 of the remaining escrow balance was released. As of October 31, 2016, $1,157 of funds remain in escrow, subject to certain claims.
Note 4—Asset Impairment and Restructuring Charges

During fiscal 2016, the Company recorded an asset impairment charge of $273 to reduce the real property of the Company's former Valley City Steel facility, an asset impairment charge of $1,282 on an asset held for sale within the Level 2 of the fair value hierarchy and $476 related to idled equipment.

Asset recoveries of $4,026 were recorded during fiscal 2014 for cash received upon sales of assets from the Company's former Mansfield Blanking facility, which was impaired in fiscal 2010.

Note 5—Accounts Receivable
Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $761 and $821 at October 31, 2016 and 2015, respectively. The Company recognized a benefit of $39 from recoveries of receivables previously expensed and recognized bad debt of expense of $210 and $153 during fiscal 2015, and 2014, respectively, in the consolidated statements of income.
The Company continually monitors its exposure with its customers and additional consideration is given to individual accounts in light of the market conditions in the automotive, commercial vehicle and industrial markets.

Note 6—Inventories
Inventories consist of the following:

	October 31,
	2016	2015
Raw materials	$26,367	$31,678
Work-in-process	16,149	10,944
Finished goods	18,031	15,246
Total inventories	$60,547	$57,868

Total cost of inventory is net of lower of cost of market reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $2,946 and $2,547 at October 31, 2016 and 2015, respectively.

Note 7—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	October 31,
	2016	2015
Tooling (1)	$19,792	$38,097
Prepaid expenses and other assets	10,694	7,609
Assets held for sale	6,500	—
Total	$36,986	$45,706

The Company invested in stamping equipment for one of its manufacturing facilities. During the fourth quarter of fiscal 2016, the Company determined that a need no longer existed for this type of equipment and is currently recorded as a current asset held for sale. Based on the fair market value of the equipment, the Company recorded an impairment charge of $1,282 to properly reflect the $6,500 fair value of the equipment - see Note 4 - Asset Impairment and Restructuring Charges for further details. The Company is actively working with the supplier to identify a buyer over the next several months.

(1) Customer reimbursements for the development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next twelve months.

Note 8—Other Assets

	October 31,
	2016	2015
Other assets consist of the following:
Deferred financing costs, net	$6,098	$6,818
Tooling	881	1,499
Investment in joint venture	1,300	—
Other	4,417	3,192
Total	$12,696	$11,509

    Deferred financing costs are amortized over the term of the debt. During fiscal 2016, 2015, and 2014, amortization of these costs amounted to $2,505, $992, and $807, respectively. Accumulated amortization was $6,771 and $4,266 as of October 31, 2016 and 2015, respectively. During fiscal years 2016 and 2015, the Company capitalized $1,785 and $5,529, respectively, of costs related to the Credit Agreement (as defined below).

Note 9—Property, Plant and Equipment
    Property, plant and equipment consist of the following:

	October 31,
	2016	2015
Land and improvements	$11,358	$11,330
Buildings and improvements	117,291	118,166
Machinery and equipment	505,768	494,567
Furniture and fixtures	18,200	13,901
Construction in progress	37,612	51,253
Total, at cost	690,229	689,217
Less: Accumulated depreciation	424,392	409,994
Property, plant and equipment, net	$265,837	$279,223
Depreciation expense was $35,387, $31,956, and $25,675 in fiscal 2016, 2015, and 2014, respectively.
    During the years ended October 31, 2016 and 2015, interest capitalized as part of property, plant and equipment was $370 and $526, respectively. The Company had unpaid capital expenditures included in accounts payable of approximately $5,604, $4,225 and $5,415 at October 31, 2016, 2015 and 2014, respectively, and consequently such amounts are excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2016 and 2015. The Company has commitments for capital expenditures of $45,537 at October 31, 2016 that are expected to be incurred in 2017.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Capital Leases:

	October 31,
	2016	2015
Leased Property:
Machinery and equipment	$7,295	$7,019
Less: Accumulated depreciation	$1,781	$1,142
Leased property, net	$5,514	$5,877

Future minimum rental payments to be made under capital leases at October 31, 2016 are as follows:

Twelve Months Ending October 31,
2017	$849
2018	865
2019	594
2020	372
2021	1,708
4,388
Plus amount representing interest ranging from 3.05% to 3.77%	489
Total obligations under capital leases	$4,877

Note 10—Financing Arrangements
Debt consists of the following:

	October 31,
	2016	2015
Credit Agreement —interest at 5.14% and 4.44% at October 31, 2016 and October 31, 2015, respectively	$252,900	$293,300
Equipment security note	996	1,496
Capital lease obligations	4,388	5,434
Insurance broker financing agreement	661	723
Total debt	258,945	300,953
Less: Current debt	2,023	2,080
Total long-term debt	$256,922	$298,873

At October 31, 2016, the Company had total debt, excluding capital leases, of $254,557, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $252,900 and fixed rate debt of $1,657. The weighted average interest rate of all debt was 4.78% and 2.82% for fiscal years 2016 and 2015, respectively.

Revolving Credit Facility:

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities,

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

On October 28, 2016, the Company executed the Sixth Amendment which increases the permitted consolidated leverage ratio for periods beginning after July 31, 2016; increases the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017; modifies various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions and makes other ministerial updates.

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

On April 29, 2015, the Company executed the Fourth Amendment to the Credit Agreement that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitments of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval, and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to the Company's pro forma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 4.0% and of 0.50% to 3.0% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2016 and October 31, 2015.

After considering letters of credit of $5,080 that the Company has issued, unused commitments under the Credit Agreement were $97,020 at October 31, 2016.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 1, 2016, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.96% and requires monthly payments of $95 through May 2017. As of October 31, 2016, $661 of principal remained outstanding under this agreement and was classified as current debt in the Company’s consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2016, $996 of principal remained outstanding under this agreement and $513 was classified as current debt and $483 was classified as long term debt in the Company’s consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of October 31, 2016, the present value of minimum lease payments under its capital leases amounted to $4,388.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (as described above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $64, net of tax, for the fiscal year ended October 31, 2016, a loss of $1,618, net of tax, for the fiscal year ended October 31, 2015, and a loss of $1,558, net of tax, for the fiscal year ended October 31, 2014, which is reflected in other comprehensive loss. The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and 2016 resulted in realized losses of $1,530 and $433 of interest expense related to the interest rate swap settlements. for the fiscal years ended October 31, 2016 and 2015, respectively. For fiscal 2017, the Company anticipates recognizing approximately $1,478 of additional interest expense related to the interest swap.

Scheduled repayments under the terms of the Credit Agreement and repayments of other debt are listed below:

Twelve Months Ending October 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total

2017	$—	$513	$849	$661	$2,023
2018	—	483	865	—	1,348
2019	252,900	—	594	—	253,494
2020	—	—	372	—	372
2021	—	—	1,708	—	1,708
Total	$252,900	$996	$4,388	$661	$258,945

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Goodwill and Intangible Assets

Goodwill:
In accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other," goodwill, and any other intangible asset having an indefinite useful life, must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. The Company conducts its review for goodwill impairments on September 30 of each year. Goodwill impairment testing is performed at the reporting unit. The fair value is determined and compared to the carrying value. If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required. At the time of goodwill impairment testing, values are estimated for goodwill, incorporating discount rates commensurate with the risks involved. An optional qualitative assessment may alleviate the need to perform the quantitative goodwill impairment test when impairment is unlikely. The Company performed a quantitative assessment at the reporting unit level in 2016 and 2015 and concluded that there was no impairment of goodwill in either year.
The changes in the carrying amount of goodwill are as follows:

Balance October 31, 2014	$30,036
Acquisitions, including adjustments on prior year acquisitions	(488)
Foreign currency translation and other	(1,556)
Balance October 31, 2015	27,992
Foreign currency translation and other	(502)
Balance October 31, 2016	$27,490

Intangibles:

The changes in the carrying amount of finite intangible assets for the years ended October 31, 2016 and 2015 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2014	$15,856	$4,311	$62	$1,624	$145	$21,998
Acquisitions and purchase accounting adjustments	(320)	—	80	—	—	(240)
Amortization expense	(1,305)	(771)	(79)	(124)	(16)	(2,295)
Foreign currency translation and other	80	—	—	—	—	80
Balance October 31, 2015	14,311	3,540	63	1,500	129	19,543
Amortization expense	(1,330)	(772)	(16)	(123)	(17)	(2,258)
Foreign currency translation and other	(6)	—	—	—	—	(6)
Balance October 31, 2016	$12,975	$2,768	$47	$1,377	$112	$17,279

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

		October 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	13.2	$17,598	$(4,589)	$(34)	$12,975
Developed technology	7.3	5,007	(2,239)	—	2,768
Non-compete	2.3	824	(777)	—	47
Trade name	14.8	1,875	(498)	—	1,377
Trademark	10.0	166	(54)	—	112
Total intangible assets		$25,470	$(8,157)	$(34)	$17,279

	October 31, 2015
	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	$17,598	$(3,259)	$(28)	$14,311
Developed technology	5,007	(1,467)	—	3,540
Non-compete	824	(761)	—	63
Trade name	1,875	(375)	—	1,500
Trademark	166	(37)	—	129
Total intangible assets	$25,470	$(5,899)	$(28)	$19,543
Total amortization expense for the years ended October 31, 2016, 2015, and 2014 was $2,258, $2,295, and $2,164, respectively. Amortization expense related to intangible assets for the following fiscal years ending is estimated to be as follows:

2017	2,259
2018	2,123
2019	1,716
2020	1,701
2021	1,701
Thereafter	7,779
$17,279

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 12—Operating Leases
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
The longest lease term of the Company's current leases extends to May 2029. Rent expense under operating leases for fiscal years 2016, 2015, and 2014 was $9,544, $8,449 and $4,613, respectively. Beginning in fiscal 2016, lease expense reflects certain sale-leaseback transactions entered into during the third quarter of fiscal 2015. The assets under the sale-leaseback were for new machinery and equipment which are being leased over a six to seven year period.
Future minimum lease payments under operating leases are as follows at October 31, 2016:

2017	$9,682
2018	8,677
2019	7,781
2020	6,501
2021	4,975
Thereafter	2,585
Total commitments under non-cancelable operating leases	$40,201

Note 13—Employee Benefit Plans
The Company maintains pension plans, which are frozen, covering its eligible employees. The Company also provides an unfunded postretirement health care benefit plan for 15 retirees and their dependents. The measurement date for the Company's employee benefit plans coincides with its fiscal year end, October 31.

Obligations and Funded Status U.S. Plans At October 31

	Pension Benefits		Other Post Retirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$(86,827)	$(88,590)	$(423)	$(639)
Interest cost	(3,566)	(3,466)	(16)	(24)
Actuarial gain (loss)	(5,100)	563	20	180
Benefits paid	4,709	4,666	47	60

Benefit obligation at end of year	(90,784)	(86,827)	(372)	(423)
Change in plan assets:
Fair value of plan assets at beginning of year	66,655	65,861	—	—
Actual return on plan assets	1,562	1,690	—	—
Employer contributions	950	3,770	47	60
Benefits paid	(4,709)	(4,666)	(47)	(60)

Fair value of plan assets at end of year	64,458	66,655	—	—

Funded status, benefit obligations in excess of plan assets	$(26,326)	$(20,172)	$(372)	$(423)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2016	2015	2016	2015
Other accrued expenses	$(4,120)	$(3,840)	$(42)	$(63)
Long-term benefit liabilities	(22,206)	(16,332)	(330)	(360)
Total	$(26,326)	$(20,172)	$(372)	$(423)

Components of Net Periodic Benefit Cost U.S. Plans
	Pension Benefits			Other Post Retirement Benefits
	2016	2015	2014	2016	2015	2014
Interest cost	$3,566	$3,466	$3,749	$16	$24	$38
Expected return on plan assets	(4,568)	(4,698)	(4,281)	—	—	—
Amortization of net actuarial loss	1,239	1,186	1,074	12	28	41
Net periodic benefit cost	$237	$(46)	$542	$28	$52	$79
The Company expects to recognize in the consolidated statements of income the following amounts that will be amortized from accumulated other comprehensive loss in fiscal 2017.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,508	$10

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive loss:

	Pension Benefits		Other Post Retirement Benefits
	2016	2015	2016	2015

Net actuarial loss	$51,795	$44,928	$122	$153

Recognized in accumulated other comprehensive loss	$51,795	$44,928	$122	$153

Additional Information on U.S. Plans

	Pension Benefits		Other Post Retirement Benefits
	2016	2015	2016	2015
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$6,867	$(1,259)	$31	$208

Assumptions for U.S. Plans:

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits			Other Post Retirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	3.70%	4.20%	4.00%	3.70%	4.20%	4.00%

	Pension Benefits			Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2016	2015	2014	2016	2015	2014
Discount rate	4.20%	4.00%	4.50%	4.20%	4.00%	4.50%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2016, the assumptions used to determine net periodic benefit costs were established at October 31, 2015, while the assumptions used to determine the benefit obligations were established at October 31, 2016

The Company uses the Principal Pension Discount Yield Curve ("Principal Curve") for the U.S. Plans as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years.
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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	October 31,
Assumed health care trend rates	2016	2015
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.8%	6.8%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The Company's trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2016:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on post retirement obligation	$28	$(24)
Plan Assets - U.S. Plan Assets
The Company has established a targeted asset allocation percentage by asset category and rebalances the assets of each U.S. plan when pension contributions are funded. The Company's pension plan weighted-average asset allocations at October 31, 2016 and 2015, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2016	2015
Asset Category
Equity securities	0-70%	59%	60%
Debt securities	0-70%	35%	34%
Real estate	0-10%	6%	6%

Total		100%	100%

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments totaling $64,458 at October 31, 2016 and $66,655 at October 31, 2015 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements		Fair Value Measurements
	at October 31, 2016 Using		at October 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. Plans					Valuation Technique
Investments
Equity
Large U.S. Equity	$12,904	$10,294	$9,515	$12,302	Market
Small/Mid U.S. Equity	7,654	622	6,108	2,688	Market
International Equity	6,420	—	9,478	—	Market
Fixed Income
Government	—	309	—	298	Market
Corporate	17,738	4,571	17,832	4,547	Market
Real Estate (Primarily Commercial)	—	3,946	—	3,887	Market
Total Investments	$44,716	$19,742	$42,933	$23,722

Cash Flows
Contributions
The Company does not expect to contribute to its U.S. pension plans in fiscal 2017, compared to $950 funded in fiscal 2016.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2017	$4,120	$42
2018	4,000	41
2019	4,410	40
2020	4,630	40
2021	4,340	29
2022-2025	24,690	120

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in the Company's Polish operations are $826 at the end of fiscal 2016 and $696 at the end of fiscal 2015. The liability represents the present value of future obligations and is calculated on actuarial basis. The Polish operations recognized expense of $162 and $115 for the fiscal years ended October 31, 2016 and 2015, respectively Expense for fiscal 2014 was immaterial.

The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Defined Contribution Plans

In addition to the defined benefit plans described above, the Company maintains a number of defined contribution plans for its United States locations. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. The Company matches a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. The Company recorded an expense related to the matching program for the fiscal years ended 2016, 2015 and 2014 of $3,959, $3,845 and 3,230, respectively.

Labor Agreements
As of October 31, 2016, the Company had approximately 3,100 employees. Organized labor unions represent approximately 20% of the Company's U.S. hourly employees and approximately 90% of the Company's non-U.S. employees.
Each of the Company's unionized manufacturing facilities has its own labor agreement with its own expiration date. As a result, no contract expiration date affects more than one facility.

Note 14—Other Fair Value Financial Instruments

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at October 31, 2016 and 2015 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2015:
Interest Rate Swap Contracts	$(4,989)	$(4,989)	Income Approach
Marketable Securities	356	356	Income Approach
October 31, 2016:
Interest Rate Swap Contracts	(5,036)	(5,036)	Income Approach
Marketable Securities	$174	$174	Income Approach

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets and liabilities measured at fair value on a nonrecurring basis at October 31, 2016 and 2015 are set forth in the table below:

	Asset	Level 3	Valuation Technique
October 31, 2015:
Goodwill	$(488)	$(488)	Income Approach
Intangible Assets	(240)	(240)	Income Approach
October 31, 2016:
Goodwill	—	—	Income Approach
Intangible Assets	$—	$—	Income Approach

During 2016 the Company recorded an asset impairment charge or $1,758.  Refer to Note 4, Asset Impairment and Restructuring Charges, for further information regarding these charges and the associated level of input.

Note 15—Earnings Per Share (amounts and number of shares in thousands except per share data)
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2016, 2015, and 2014, approximately 53, 143, and 225 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Years Ended October 31,
	2016	2015	2014
Net income available to common stockholders	$3,669	$5,905	$19,915
Basic weighted average shares	17,513	17,287	17,145
Effect of dilutive securities:
Restricted stock units and stock options	13	23	70
Diluted weighted average shares	17,526	17,310	17,215
Basic earnings per share	$0.21	$0.34	$1.16
Diluted earnings per share	$0.21	$0.34	$1.16

Note 16—Stock Incentive Compensation (amounts in thousands except number of shares and per share data)
Stock Incentive Compensation falls under the scope of FASB ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires the Company to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For stock options, the Company has elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience. For restricted stock and restricted stock units, the Company is computing fair value based on a twenty day EMA as of the close of business the Friday preceding the award date.
2016 Equity and Incentive Compensation Plan
On March 9, 2016, stockholders approved and adopted the 2016 Equity and Incentive Compensation Plan ("2016 Plan") which replaced the Amended and Restated 1993 Key Employee Stock Incentive Program. The 2016 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and its subsidiaries (i) option rights, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.
The Compensation Committee of our Board of Directors approved the grant of restricted stock and restricted stock units under both the Amended and Restated 1993 Key Employee Stock Incentive Program and the 2016 Plan shown in the table below for the fiscal year ended October 31, 2016:

	Granted	20-Day EMA
Restricted Stock (1)	312,251	$4.30
Restricted Stock Units (2)	21,539	$4.17
(1) 32,394 shares issued under the Amended and Restated 1993 Key Employee Stock Incentive Program and 279,857 shares issued under the 2016 Plan.
(2) 21,539 units issued under the 2016 Plan.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company's Incentive Plan activity during the years ended October 31, 2016, 2015, and 2014:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA (1)	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA (1)

November 1, 2013	236,134	$9.93	5.59	51,571	$10.18	2.84	—	—
Granted	—	—		89,500	19.65		—	—
Options exercised or restricted stock vested	(100,468)	$10.55		(17,190)	$10.18		—	—
Forfeited or expired	(12,333)	$7.19		(7,000)	20.64		—	—
October 31, 2014	123,333	$9.69	5.15	116,881	$16.81	2.58	—	—
Granted	—	—		84,272	$11.22		—	—
Options exercised or restricted stock vested	(19,317)	$8.19		(68,648)	$14.99		—	—
Forfeited or expired	(13,350)	$11.80		(8,250)	$20.64		—	—
October 31, 2015	90,666	$9.70	4.10	124,255	$13.77	2.28	—	—
Granted	—	—		312,251	$4.30		21,539	$4.17
Options exercised or restricted stock vested	—	—		(54,349)	$16.53		—	—
Forfeited or expired	(1,000)	$12.04		(5,817)	$5.71		—	—
October 31, 2016	89,666	$9.67	3.09	376,340	$6.40	1.83	21,539	$4.17
(1) 20-day EMA effective with commencement of the 2016 Plan on March 9, 2016.

The Company recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the fiscal years ended October 31, 2016, 2015 and 2014 as follows:

	2016	2015	2014
Stock options	$—	$15	$150
Restricted stock	1,035	1,010	429
Restricted stock units	37	—	—
Total	$1,072	$1,025	$579
Stock Options
The exercise price of each stock option equals the market price of the Company's common stock on its grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting period. The Company's stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during fiscal years 2016, 2015, and 2014.
Stock options were not exercised during fiscal year ended October 31, 2016. Cash received from the exercise of options for the fiscal years ended October 31, 2015 and 2014 was $159, and $1,061, respectively. At October 31, 2016, the options outstanding had an intrinsic value of $72 and the options exercisable had an intrinsic value of $72. Options that have an exercise price greater than the market price on October 31, 2016 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2015 and 2014 was $18 and $652, respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides additional information regarding options outstanding as of October 31, 2016:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$14.74	16,000	$14.74	16,000.29
$2.11	8,000	$2.11	8,000	2.12
$5.30	19,666	$5.30	19,666	2.78
$12.04	35,000	$12.04	35,000	4.11
$8.10	11,000	$8.10	11,000	5.14
Totals	89,666		89,666
Restricted Stock Awards
The grant date fair value of each restricted stock award equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of October 31, 2016, there was approximately $1,553 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Restricted Stock Units
The grant date fair value of each restricted stock unit equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of October 31, 2016, there was approximately $48 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.
Incentive Bonus Plans
The Company maintains a Management Incentive Plan ("MIP") to provide the Chief Executive Officer and certain eligible employees ("participants") incentives for superior performance. The MIP is administered by the Compensation Committee of the Board of Directors and entitles the participants to be paid a cash bonus based upon varying percentages of their respective salaries, the level of achievement of the corporate goals established by the Compensation Committee and specific individual goals as established by the Chief Executive Officer (for employees other than the CEO). For fiscal year 2016, the Compensation Committee established goals for participants based on the Company's earnings before interest, taxes, depreciation and amortization. For fiscal years 2015 and 2014, the Compensation Committee established goals for participants based on the Company's earnings before interest, taxes, depreciation and amortization and return on invested capital. The incentive depends upon meeting the operating targets and, for participants at an operating unit, 50% is based upon attaining the corporate goals for the Company's performance. For both fiscal 2016 and 2015, the Company did not meet the established targets and therefore participants were not eligible for a bonus payout under the MIP. For fiscal 2014, participants in the MIP received an aggregate bonus of $3,360 under the MIP, which was paid in the first quarter of fiscal 2015.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 17—Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2016	2015	2014
Domestic	$3,917	$17,063	$26,417
Foreign	(5,400)	(6,448)	(2,365)

Total	$(1,483)	$10,615	$24,052
The components of the provision (benefit) for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2016	2015	2014
Current:
Federal	$(3,900)	$(545)	$3,067
State and local	329	384	159
Foreign	1,123	608	74

Total current	(2,448)	447	3,300
Deferred:
Federal	3,289	4,501	3,094
State and local	156	208	59
Foreign	(6,149)	(446)	(2,316)

Total deferred	(2,704)	4,263	837

Provision (benefit)	$(5,152)	$4,710	$4,137

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following:

	Years Ended October 31,
	2016	2015
Deferred tax assets:
Accrued compensation and benefits	$2,091	$1,794
Inventory	646	738
State depreciation adjustments and loss carryforwards	2,664	1,803
Pension obligations and post retirement benefits	10,229	6,020
Foreign net operating loss	7,466	4,567
Other accruals, reserves and tax credits	3,668	2,356
Goodwill and intangible amortization	7,234	8,280
Foreign currency translation	75	107
Interest rate swap	1,922	1,811
Total deferred tax assets	35,995	27,476
Less: Valuation allowance	(2,782)	(4,986)
Net deferred tax assets	$33,213	$22,490
Deferred tax liabilities:
Fixed assets	$(26,800)	$(21,984)
Prepaid expenses and other	(1,173)	(891)
Net deferred tax asset	$5,240	$(385)

Change in net deferred tax asset:
Benefit (provision) for deferred taxes	$2,704	$(4,263)
Purchase accounting adjustments	—	51
Unrecognized tax benefit adjustments	(207)	(202)
Components of other comprehensive income:
Pension and post retirement benefits	2,986	(387)
Velocys investment	58	248
Interest rate swap	111	861
Other adjustments	(27)	3
Total change in net deferred tax asset	$5,625	$(3,689)

During the fourth quarter of 2016, the Company early adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the Company’s consolidated balance sheet starting in 2017 for each jurisdiction. The Company elected to apply this standard prospectively for 2016 financial statements. As a result, prior periods were not retrospectively adjusted.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Activities and balances of unrecognized tax benefits for 2016, 2015, and 2014 are summarized below:

	Years Ended October 31,
	2016	2015	2014
Balance at beginning of year	$731	$1,068	$1,183
Additions based on tax positions related to the current year	48	125	35
Additions for tax positions of prior years	—	27	—
Reductions based on tax positions related to the current year	—	(39)	(5)
Reductions for tax positions of prior years	(53)	—	(3)
Reductions as result of lapse of applicable statute of limitations	(165)	(450)	(142)

Balance at end of year	$561	$731	$1,068

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $368 at October 31, 2016 and $480 at October 31, 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $218 of benefit in 2016 and $163 of benefit in 2015 and an expense of $136 in 2014 for interest and penalties. The Company had accrued $513 at October 31, 2016 and $730 at October 31, 2015 for the payment of interest and penalties.

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

A valuation allowance of $2,782 remains as of October 31, 2016 for deferred tax assets whose realization remains uncertain. The comparable amount of the valuation allowance at October 31, 2015 was $4,986. The net decrease in the valuation allowance of $2,204 relates to an increase of $622 related to state operating loss carry forwards, a decrease of $3,106 related to Swedish operating loss carry forwards during the current period, an decrease of $25 related to Netherlands operating loss carry forwards, an increase of $254 related to China operating loss carry forwards and an increase of $51 related to Hong Kong operating loss carry forwards.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended October 31,
	2016	2015	2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(4.4)	4.7	0.6
Valuation allowance change	367.7	12.6	(7.4)
Domestic tax credits	62.7	(2.1)	(1.1)
Domestic production activities deduction	26.4	(3.2)	(2.9)
Foreign operations	(151.1)	13.2	0.7
Revisions to prior period research and research and development tax credit calculations	—	—	(10.2)
Adjustment of uncertain tax positions	11.7	(3.2)	(1.0)
Provision to return adjustment for tax law extensions subsequent to year-end	(13.6)	(13.0)	(1.0)
Change in legislation - Mexico	—	—	2.4
Other	13.1	0.4	2.1

Effective income tax rate	347.5%	44.4%	17.2%
At October 31, 2016, the Company had operating loss carryforwards of $71,834 in Sweden, Netherlands, China, Hong Kong, Mexico and certain U.S. states. The Swedish foreign operating loss carry forward benefit is approximately $6,000 which can be carried forward indefinitely. The valuation allowance against the Swedish operating loss was released during the year. The foreign operating loss carry forward benefit for the Netherlands is $35 and has a full valuation allowance against it. This benefit can be carried forward for nine years. The Chinese operating loss carry forward benefit is $373 and has a full valuation allowance against it. This benefit can be carried forward for five years. The Hong Kong operating loss carry forward benefit is $51 and has a full valuation allowance against it. This benefit can be carried forward indefinitely.
In addition, the Company had Mexican foreign operating loss carry forwards of approximately $1,007 as of October 31, 2016, which will expire between 2019 - 2025. There is no valuation allowance against the Mexican operating loss as the Company expects to fully utilize the benefit within the carry forward period.
Domestically, the Company has various state net operating loss carryforward benefits. As of October 31, 2016 and 2015, the Company had state net operating loss carry forward benefits of $2,138 and $1,475 with a valuation allowance of $2,075 and$1,452, respectively that will expire between 2017 and 2036. The following table summarizes the various country operating losses, credit carryforwards and associated valuation allowances as of October 31, 2016 and 2015:

	October 31, 2016			October 31, 2015
Jurisdiction	NOL Carryforward	NOL Tax Benefit	Valuation Allowance	NOL Carryforward	NOL Tax Benefit	Valuation Allowance
Netherlands	$174	$35	$35	329	60	60
Sweden	27,271	6,000	—	14,172	3,118	3,106
China	1,494	373	373	478	120	120
Hong Kong	206	51	51	—	—	—
Mexico	3,358	1,007	—	4,234	1,270	—
U.S. (State)	39,331	2,138	2,075	33,368	1,475	1,452
Total before Foreign Tax Credit	$71,834	$9,604	$2,534	$52,581	$6,043	$4,738

U.S. Federal (Foreign Tax Credit)	—	—	248	—	—	248
Total	$71,834	$9,604	$2,782	$52,581	$6,043	$4,986

The Company had a net income tax refund of $5,855 in 2016 and paid income taxes, net of refunds, of $1,770 in 2015. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because such

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

earnings are permanently reinvested in the operations. As of October 31, 2016, there was approximately $7,581 of undistributed foreign subsidiary earnings. The income tax liability that would result had such earnings been repatriated is estimated at $2,653.

Note 18—Accumulated Other Comprehensive Loss

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2014	$(27,371)	$100	$(1,558)	$(8,052)	$(36,881)
Other comprehensive loss	(2,265)	(441)	(2,051)	(9,671)	(14,428)
Amounts reclassified from accumulated other comprehensive loss, net of tax	827	—	433	—	1,260
Net current-period other comprehensive loss	(1,438)	(441)	(1,618)	(9,671)	(13,168)
Balance at October 31, 2015	$(28,809)	$(341)	$(3,176)	$(17,723)	$(50,049)
Other comprehensive loss	(8,087)	(125)	(1,466)	(3,031)	(12,709)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,237	—	1,530	529	6,296
Net current-period other comprehensive loss	(3,850)	(125)	64	(2,502)	(6,413)
Balance at October 31, 2016	$(32,659)	$(466)	$(3,112)	$(20,225)	$(56,462)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with manufacturing expenses included in cost of goods sold on the statements of income.
(2) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with interest expense included on the statements of income.
(3) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with other (income) expense, net included on the statements of income.

Note 19—Related Party Transactions
The Company had sales to MTD Products Inc. and its affiliates of $5,730, $6,411, and $6,756 for fiscal years 2016, 2015, and 2014, respectively. At October 31, 2016 and 2015, the Company had receivable balances of $1,235 and $1,092, respectively, due from MTD Products Inc. and its affiliates.
As of October 31, 2016, the Company had one joint venture in China. Operating activities have been insignificant and are not yet consolidated in the Company's statement of operations.
On March 11, 2014, the Company entered into a manufacturing agreement with Velocys. As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. During fiscal 2014, the Company sold a portion of the Velocys stock and realized a gain of $365. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income until realized. A cumulative mark-to-market favorable adjustment of $125, net of tax, was recorded as a gain to other comprehensive loss for the fiscal year ended October 31, 2016. A cumulative mark-to-market unfavorable adjustment of $441 net of tax, was recorded as a loss to other comprehensive income (loss) for the fiscal year ended October 31, 2015.
The Company had sales to Velocys of $12 and $1,372 for fiscal years 2016 and 2015, respectively. There were no sales for fiscal year 2014. At October 31, 2016, there was no balance due from Velocys.

Note 20—Business Segment Information
The Company conducts its business and reports its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the SLT, which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.
Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 16.7%, 15.9%, and 10.8% of total revenues for fiscal years 2016, 2015 and 2014, respectively. Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Revenues			Long-Lived Assets
	2016	2015	2014	2016	2015	2014
United States	$888,164	$901,182	$740,836	$253,160	$275,556	$265,975
Europe	143,281	132,094	48,414	48,716	43,166	43,875
Rest of World	34,389	39,776	42,817	20,631	19,545	21,602
Total Company	$1,065,834	$1,073,052	$832,067	$322,507	$338,267	$331,452
The foreign currency gain or loss is included as a component of other income (expense) in the consolidated statements of income.

	Foreign Currency Gain (Loss)
	2016	2015	2014
Europe	$(802)	$(23)	$109
Rest of World	$(772)	$(483)	$(111)
The following details customers that accounted for more than 10% of the Company's revenues in fiscal 2016, 2015 and 2014:

	Revenues
Customer	2016	2015	2014
FCA	17.1%	17.4%	13.9%
General Motors	18.2%	15.5%	16.4%

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 21—Quarterly Results of Operations (Unaudited)
(amounts in thousands except per share data)

The following is a summary of the Company's consolidated quarterly results for each of the fiscal years ended October 31, 2016 and 2015:

For the Year Ended October 31, 2016	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter
Net revenues (1)	$251,055	$284,264	$248,832	$281,683
Gross profit	15,889	26,281	23,910	30,096
Operating income (loss)	(2,292)	8,724	5,798	6,240
Provision (benefit) for income taxes	(1,911)	364	1,344	(4,949)
Net income (loss)	$(5,127)	$4,209	$(678)	$5,265
Net income (loss) per share basic	$(0.30)	$0.24	$(0.04)	$0.31
Net income (loss) per share diluted	$(0.30)	$0.24	$(0.04)	$0.31
Weighted average number of shares:
Basic	17,342	17,615	17,614	17,614
Diluted	17,342	17,620	17,614	17,629

For the Year Ended October 31, 2015	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter*
Net revenues (1)	$245,809	$272,257	$266,079	$288,907
Gross profit	19,374	27,462	20,067	19,284
Operating income (loss)	5,127	9,916	7,335	(1,514)
Provision for income taxes	844	2,488	2,417	(1,039)
Net income (loss)	$2,923	$6,037	$1,862	$(4,917)
Net income (loss) per share basic	$0.17	$0.35	$0.11	$(0.29)
Net income (loss) per share diluted	$0.17	$0.35	$0.11	$(0.29)
Weighted average number of shares:
Basic	17,215	17,211	17,227	17,292
Diluted	17,255	17,236	17,246	17,292
* As revised to reflect the correction of immaterial errors - see Note 2 - Correction of Immaterial Errors
(1) See Note 1 - Summary of Significant Accounting Policies pertaining to reclassifications
Note 22—Commitments and Contingencies

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
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Management, including the Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s Management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e) , as amended. The Company’s PEO, PFO and PAO concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2016 due to the material weakness described below.

Management's Report on Internal Control over Financial Reporting

Management of Shiloh is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (COSO framework). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent internal control limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.

In the fourth quarter of fiscal 2016, Management reviewed select balance sheet accounts of the Saltillo Mexico manufacturing facility. Based on those results, Management initiated an independent, detailed review of the financial controls and presentation. The independent review concluded the key financial controls were ineffective and the financial presentation lacked integrity based on a lack of timely and precise reconciliations of account balances and unsupported journal entries. The findings impacted the financial presentation resulting in a correction of previously issued financial results of the Company. Further, Management concluded that, based on Company-wide detailed testing of identified key controls, a material weakness in financial reporting existed at Saltillo, and was isolated to that manufacturing facility.

Company Management initiated a plan to remediate the deficiency described above to enhance its internal control over financial reporting. However, with close proximity to the fiscal year-end close, Management implemented several immediate enhancements in the Saltillo control environment and plant oversight, while defining a long-term remediation plan. Immediate changes included:

•	Management replaced one key operational leader, removed one key financial leader, and continues to evaluate additional changes, as needed.

•	Increased Management oversight, including additional detailed balance sheet review and journal entry approval, through remediation and thereafter.

•	Reinforcement of key internal controls continues through the Company’s oversight and review activities, as well as cross-facility utilization of personnel.

Management will continue to evaluate the Company’s system of internal controls to determine if additional controls should be designed and implemented to address the material weakness identified above.

    Under the supervision and with the participation of Management, including the Company’s PEO, PFO and PAO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of October 31, 2016. With limited, initial remediation efforts completed, the proximity of the Company’s fiscal year-end precluded complete execution and final testing of the remediation.

Acknowledging the material weakness described above, Management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2016, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

The Company is committed to maintaining a strong internal control environment and believes its remediation efforts represent immediate improvement in Saltillo’s controls. The control environment and identified key controls in effect will be reevaluated by Management as remediation steps are expected to be completed in the first half of fiscal 2017.

Item 9A includes herein below the adverse attestation report of Grant Thornton LLP on Shiloh Industries, Inc.’s internal control over financial reporting as of October 31, 2016.

Changes in Internal Control Over Financial Reporting

Except as described above in this section and in connection with the Company’s remediation plan, there were no other changes in the Company’s internal control over financial reporting during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
We have audited the internal control over financial reporting of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
In the fourth quarter of fiscal 2016, Management reviewed select balance sheet accounts of the Saltillo Mexico manufacturing facility. Based on those results, Management initiated an independent, detailed review of the financial controls and presentation. The independent review concluded the key financial controls were ineffective and the financial presentation lacked integrity based on a lack of timely and precise reconciliations of account balances and unsupported journal entries. Management concluded, based on Company-wide detailed testing of identified key controls, that a material weakness in financial reporting exists at Saltillo, and is isolated to that manufacturing facility
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2016. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated January 17, 2017, which expressed an unqualified opinion on those financial statements.
We do not express an opinion or any other form of assurance on the management’s statements referring to their remediation plans.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
January 17, 2017

Item 9B.	Other Information.
None.

The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts are set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to Directors of the Company, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company is included in Part I hereof under "Executive Officers of the Registrant". The information regarding the Audit Committee of the Company's Board of Directors and the information regarding audit committee financial experts are set forth under the caption "Committees of the Board" in its Proxy Statement, which is incorporated herein by reference.
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

Jean A. Brunol
Director of Ashok Leyland Limited and Houghton International. Former Senior Vice President and Strategy Board Member of Federal-Mogul Corporation, a global supplier of products and services to manufacturers and servicers of vehicles and equipment to the automotive, marine, rail, aerospace, power generation and industrial markets.

George G. Goodrich
Executive in Residence at the Boler School of Business at John Carroll University since January 2003. Former partner and Director of Global Tax and Assistant Treasurer of Andersen Worldwide, an accounting firm.

Michael S. Hanley	Director of Borg Warner. Former Partner and Global Automotive Leader of Ernst & Young LLP, a professional services organization.
David J. Hessler	Senior Partner of Wegman, Hessler & Vanderburg, a law firm, since 1968.
Dieter Kaesgen	Director and President of MTD Holdings since March 2009. Former Special Assistant to the Chairman of the Board of MTD Products Inc., an outdoor power equipment manufacturer.
Robert J. King, Jr.	Former President and Chief Executive Officer of Park View Capital Corp. and Park View Federal Savings Bank, a national savings and loan bank.

Item 11.	Executive Compensation.

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

Summary of Equity Compensation Plans
(Amounts in number of shares and per share data)

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2016.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	111,205	$9.67	1,173,028
Equity compensation plans not approved by security holders	—	—	—

Total	111,205	$9.67	1,173,028

(1) In addition to stock options, restricted stock units have been awarded under Shiloh's equity compensation plans and were outstanding at October 31, 2016
(2) Calculated without taking into account the 21,539 shares of common stock subject to outstanding restricted stock that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.
For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 16 to consolidated financial statements.

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2016 and 2015.
Consolidated Statements of Income for the years ended October 31, 2016, 2015, and 2014.
Consolidated Statements of Other Comprehensive Income (Loss) for the years ended October 31, 2016, 2015, and 2014.
Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015, and 2014.
Consolidated Statements of Stockholders' Equity for the years ended October 31, 2016, 2015, and 2014.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Foreign Currency Adjustment	Purchase Accounting Adjustments	Balance at End of Year
Valuation allowance for accounts receivable
Year ended	October 31, 2016	$821	$(39)	$57	$36	$—	$761
Year ended	October 31, 2015	$601	$210	$1	$11	$—	$821
Year ended	October 31, 2014	$341	$153	$81	$—	$188	$601
Valuation allowance for inventory reserves
Year ended	October 31, 2016	$2,547	$1,210	$802	$(9)	$—	$2,946
Year ended	October 31, 2015	$2,051	$1,626	$1,120	$(10)	$—	$2,547
Year ended	October 31, 2014	$1,623	$488	$60	$—	$—	$2,051
Valuation allowance for deferred tax assets
Year ended	October 31, 2016	$4,986	$(2,204)	$—	$—	$—	$2,782
Year ended	October 31, 2015	$3,638	$1,348	$—	$—	$—	$4,986
Year ended	October 31, 2014	$4,014	$980	$2,933	$—	$1,577	$3,638
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

Date: January 17, 2017

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ W. Jay Potter
W. Jay Potter
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer and Director (Principal Executive Officer)
Ramzi Hermiz		January 17, 2017

/s/ W. JAY POTTER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	January 17, 2017
W. Jay Potter

/s/ GARY DETHOMAS	Vice President Corporate Controller (Principal Accounting Officer)	January 17, 2017
Gary DeThomas

*	Chairman and Director	January 17, 2017
Curtis E. Moll

*	Director	January 17, 2017
Cloyd Abruzzo

*	Director	January 17, 2017
Jean Brunol

*	Director	January 17, 2017
George G. Goodrich

*	Director	January 17, 2017
Michael S. Hanley

*	Director	January 17, 2017
David J. Hessler

*	Director	January 17, 2017
Dieter Kaesgen

*	Director	January 17, 2017
Robert J. King, Jr.

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ Ramzi Y. Hermiz
Ramzi Y. Hermiz, Attorney-In-Fact
January 17, 2017

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

3.4
Amended and Restated Certificate of Incorporation of the Company, as amended, dated March 10, 2016, is incorporated herein by reference to Appendix B of the Company's Proxy Statement on Schedule 14A filed with the Commission on January 29, 2016 (Commission File No. 0-21964).

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

10.9
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

Exhibit No.
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

10.19
Fifth Amendment Agreement dated October 30, 2015, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and Citizens Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto, is incorporate herein by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K/A filed with the Commission on November 6, 2015 (Commission File No. 0-21964).

10.20*
Employment Agreement by and between the Company and W. Jay Potter dated as of December 16, 2015 is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q filed with the Commission on March 3, 2016 (Commission File No. 0-21964).

10.21*
Shiloh Industries, Inc. 2016 Equity and Incentive Compensation Plan is incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on January 29, 2016 (Commission File No. 0-21964).

Exhibit No.
10.22
Sixth Amendment Agreement dated October 28, 2016, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.**

10.23*	Letter Agreement dated as of November 1, 2016 between Shiloh Industries, Inc. and Jean Brunol. **

21.1	Subsidiaries of the Company. **

23.1	Consent of Grant Thornton LLP. **

24.1	Power of Attorney. **

31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

100.1
The following materials from Shiloh Industries, Inc's Annual Report on 10-K for the year ended October 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Stockholders' Equity and (vi) Notes to the Consolidated Financial Statements. **

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.

** Filed herewith.