Form 10-Q
period 2017-01-31
SHILOH INDUSTRIES INC
filed 2017-03-09
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Number of shares of Common Stock outstanding as of March 6, 2017 was 17,837,956.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	January 31, 2017	October 31, 2016

ASSETS
Cash and cash equivalents	$6,020	$8,696
Investment in marketable securities	350	174
Accounts receivable, net of allowance for doubtful accounts of $776 and $790 at January 31, 2017 and October 31, 2016, respectively	168,266	183,862
Related-party accounts receivable	1,639	1,235
Prepaid income taxes	1,873	1,653
Inventories, net	62,097	60,547
Prepaid expenses and other assets	35,739	36,986
Total current assets	275,984	293,153
Property, plant and equipment, net	267,289	265,837
Goodwill	27,313	27,490
Intangible assets, net	16,716	17,279
Deferred income taxes	9,911	9,974
Other assets	11,226	12,696
Total assets	$608,439	$626,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,760	$2,023
Accounts payable	159,801	158,514
Other accrued expenses	44,641	40,824
Accrued income taxes	739	1,686
Total current liabilities	206,941	203,047
Long-term debt	236,660	256,922
Long-term benefit liabilities	23,312	23,312
Deferred income taxes	5,161	4,734
Interest rate swap agreement	3,172	5,036
Other liabilities	1,112	588
Total liabilities	476,358	493,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 17,825,456 and 17,614,057 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively	178	176
Paid-in capital	70,798	70,403
Retained earnings	116,655	118,673
Accumulated other comprehensive loss, net	(55,550)	(56,462)
Total stockholders’ equity	132,081	132,790
Total liabilities and stockholders’ equity	$608,439	$626,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2017	2016
Net revenues	$247,938	$251,055
Cost of sales	224,138	235,166
Gross profit	23,800	15,889
Selling, general and administrative expenses	20,188	17,344
Amortization of intangible assets	565	564
Asset impairment	41	273
Operating income (loss)	3,006	(2,292)
Interest expense	4,812	4,352
Interest income	(2)	(2)
Other expense	290	396
Loss before income taxes	(2,094)	(7,038)
Benefit for income taxes	(76)	(1,911)
Net loss	$(2,018)	$(5,127)
Loss per share:
Basic loss per share	$(0.11)	$(0.30)
Basic weighted average number of common shares	17,720	17,342
Diluted loss per share	$(0.11)	$(0.30)
Diluted weighted average number of common shares	17,720	17,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2017	2016
Net loss:	$(2,018)	$(5,127)
Other comprehensive loss:
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	377	310
Income tax provision	(140)	(112)
Total defined benefit pension plans & other post retirement benefits, net of tax	237	198
Marketable securities
Unrealized gain (loss) on marketable securities	176	(205)
Income tax benefit (provision)	(62)	65
Total marketable securities, net of tax	114	(140)
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	1,446	(1,105)
Income tax benefit (provision)	(745)	291
Reclassification adjustments for settlement of derivatives included in net loss	418	334
Change in fair value of derivative instruments, net of tax	1,119	(480)
Foreign currency translation adjustments:
Foreign currency translation loss	(558)	(1,292)
Unrealized loss on foreign currency translation, net of tax	(558)	(1,292)
Comprehensive loss, net	$(1,106)	$(6,841)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,018)	$(5,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,718	9,312
Asset impairment, net	41	273
Amortization of deferred financing costs	832	621
Deferred income taxes	(1,285)	506
Stock-based compensation expense	397	189
(Gain) loss on sale of assets	37	(19)
Changes in operating assets and liabilities:
Accounts receivable	15,448	40,146
Inventories	(1,502)	(2,774)
Prepaids and other assets	2,008	5,035
Payables and other liabilities	4,112	(27,180)
Prepaid and accrued income taxes	(1,164)	(2,387)
Net cash provided by operating activities	26,624	18,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,077)	(1,797)
Proceeds from sale of assets	4	135
Net cash used for investing activities	(9,073)	(1,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(208)	(212)
Proceeds from long-term borrowings	33,200	21,500
Repayments of long-term borrowings	(53,327)	(43,724)
Payment of deferred financing costs	(221)	(308)
Net cash used for financing activities	(20,556)	(22,744)
Effect of foreign currency exchange rate fluctuations on cash	329	(487)
Net decrease in cash and cash equivalents	(2,676)	(6,298)
Cash and cash equivalents at beginning of period	8,696	13,100
Cash and cash equivalents at end of period	$6,020	$6,802

Supplemental Cash Flow Information:
Cash paid for interest	$3,954	$3,747
Cash paid for income taxes	$924	$90

Non-cash Activities:
Capital equipment included in accounts payable	$2,251	$2,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Revenues and operating results for the three months ended January 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Revision of Prior Period Financial Statements

In the fourth quarter of fiscal 2016, the Company became aware of immaterial errors in certain balance sheet accounts at one of its manufacturing facilities. An assessment concluded that the errors were not material, individually or in the aggregate, to any prior period consolidated financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the prior period consolidated financial statements have been revised (the "Revision") in the applicable consolidated financial statements. The Company concluded a revision of prior period consolidated financial statements was appropriate the next time they were reported, since the correction of errors would have been material if recorded in fiscal year 2016. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the errors, individually and in the aggregate, were not material to prior periods, the financial statements for the three months ended January 31, 2016, included herein, have been revised to correct for the impact of these items. Unless otherwise indicated, the condensed consolidated financial information as of and for the three months ended January 31, 2017 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following table summarizes the effects of the Revision on the condensed consolidated statements of operations:

	Three Months Ended January 31, 2016
Statement of Operations	As Reported	Adjustment	As Adjusted
Cost of sales	$235,074	$92	$235,166
Gross profit	15,981	(92)	15,889
Selling, general and administrative expenses	17,584	(240)	17,344
Asset impairment	—	273	273
Operating loss	(2,167)	(125)	(2,292)
Loss before income taxes	(6,913)	(125)	(7,038)
Benefit for income taxes	(1,854)	(57)	(1,911)
Net loss	$(5,059)	$(68)	$(5,127)
Loss per share:
Basic loss per share	$(0.29)	$(0.01)	$(0.30)
Diluted loss per share	$(0.29)	$(0.01)	$(0.30)

The following table summarizes the effects of the Revision on the condensed consolidated statements of cash flows:

	Three Months Ended January 31, 2016
Statement of Cash Flows	As Reported	Adjustment	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,059)	$(68)	$(5,127)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,289	23	9,312
Changes in operating assets and liabilities:
Accounts receivable	40,095	51	40,146
Inventories	(2,753)	(21)	(2,774)
Payables and other liabilities	(27,158)	(22)	(27,180)
Prepaid and accrued income taxes	(2,330)	(57)	(2,387)
Net cash provided by operating activities	18,689	(94)	18,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,891)	94	(1,797)
Net cash used for investing activities	(1,756)	94	(1,662)

Note 2—New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company will prospectively apply the guidance.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and the new standard now is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During the second and third quarter of fiscal 2016, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. ASUs 2016-10 and 2016-12 provide further clarification on the implementation guidance on principal versus agent considerations. ASU 2016-11 rescinds certain SEC guidance from the FASB ASC in response to announcements made by the SEC at the Emerging Issues Task Force's ("EITF") March 3, 2016 meeting. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company is planning a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has not selected a transition date or method nor has it determined the effect of the standard to its condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company November 1, 2017 and will prospectively apply the guidance.
In February 2016, the FASB issued ASU 2016-02, "Leases" which requires a lessee to recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance within ASC Topic 840, Leases. For operating leases, a lessee is required to do the following: (1) recognize a right-of-

use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the Company's condensed consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of the Company's equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income ("OCI"). ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The application of the amendments will result in a cumulative-effect adjustment to the Company's condensed consolidated balance sheet as of the effective date. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.
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

As of January 31, 2017, $1,157 of funds remained in escrow, subject to certain claims.

Note 4—Asset Impairment and Restructuring Charges

During the first quarter of fiscal 2017, the Company recorded an asset impairment charge of $41 related to restructuring initiatives and asset impairments of $273 were recorded during the first quarter of fiscal 2016 related to the sale of a building.

`Note 5—Related Party Receivables

The Company had sales to MTD Products Inc. and its affiliates of $1,598 and $33 for the three months ended January 31, 2017 and 2016, respectively. At January 31, 2017 and October 31, 2016, the Company had related party receivable balances of $1,639 and $1,235, respectively, due from MTD Products Inc. and its affiliates.

The Company has one joint venture in China through Shiloh Holdings Hong Kong Limited, a company organized and existing under the laws of Hong Kong ("Shiloh HK"), whereby Shiloh HK owns a 55% equity interest.  On November 30, 2016, Shiloh HK entered into an Equity Transfer Agreement with Suzhou Sanji Foundry Equipment Co., Ltd, a company incorporated and existing under the laws of the People’s Republic of China ("Sanji"), pursuant to which Shiloh HK will sell all of its equity interests in the joint venture to Sanji upon receipt of payment of $1,170 by Sanji.

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc. As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized over the remaining life of the related supplier agreement. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income (loss)

until realized. A cumulative mark-to-market favorable adjustment $114, net of tax, was recorded as a gain to other comprehensive loss for the three months ended January 31, 2017 and a cumulative mark-to-market unfavorable adjustment of $140, net of tax, was recorded as a loss to other comprehensive loss for the three months ended January 31, 2016.

Sales to Velocys for the three months ended January 31, 2017 and 2016, respectively, were immaterial as were the balances due from Velocys at January 31, 2017 and October 31, 2016.

Note 6—Inventories
Inventories consist of the following:

	January 31, 2017	October 31, 2016
Raw materials	$26,759	$26,367
Work-in-process	16,555	16,149
Finished goods	18,783	18,031
Total inventory	$62,097	$60,547

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $3,775 and $2,946 at January 31, 2017 and October 31, 2016, respectively.

Note 7—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	January 31, 2017	October 31, 2016
Tooling (1)	$17,570	$19,792
Prepaid expenses and other assets	11,669	10,694
Assets held for sale	6,500	6,500
Total	$35,739	$36,986

The Company invested in manufacturing equipment for one of its facilities. During the fourth quarter of fiscal 2016, the Company determined that a need no longer existed for this type of equipment and is currently recorded as a current asset held for sale. The Company is actively working with the supplier to identify a buyer over the next several months.

(1) Customer reimbursements for the development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next twelve months.

Note 8—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2017	October 31, 2016
Land and improvements	$11,358	$11,358
Buildings and improvements	118,289	117,291
Machinery and equipment	509,760	505,768
Furniture and fixtures	18,396	18,200
Construction in progress	42,930	37,612
Total, at cost	700,733	690,229
Less: Accumulated depreciation	433,444	424,392
Property, plant and equipment, net	$267,289	$265,837

Depreciation expense was $9,153 and $8,748 for the three months ended January 31, 2017 and 2016, respectively.

Capital Leases:

	January 31, 2017	October 31, 2016
Leased Property:
Machinery and equipment	$6,894	$7,295
Less: Accumulated depreciation	1,938	1,781
Leased property, net	$4,956	$5,514

Total obligations under capital leases and future minimum rental payments to be made under capital leases at January 31, 2017 are as follows:

Twelve Months Ending January 31,
2018	$865
2019	862
2020	498
2021	2,048
4,273
Plus amount representing interest ranging from 3.05% to 3.77%	465
Future minimum rental payments	$4,738

Note 9—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the three months ended January 31, 2017 are as follows:

Balance October 31, 2016	$27,490
Foreign currency translation	(177)
Balance January 31, 2017	$27,313

Intangible Assets

The changes in the carrying amount of finite intangible assets for the three months ended January 31, 2017 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2016	$12,975	$2,768	$47	$1,377	$112	$17,279
Amortization expense	(333)	(193)	(4)	(31)	(4)	(565)
Foreign currency translation	2	—	—	—	—	2
Balance January 31, 2017	$12,644	$2,575	$43	$1,346	$108	$16,716
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	13.2	$17,598	$(4,922)	$(32)	$12,644
Developed technology	7.3	5,007	(2,432)	—	2,575
Non-compete	2.3	824	(781)	—	43
Trade Name	14.8	1,875	(529)	—	1,346
Trademark	10.0	166	(58)	—	108
		$25,470	$(8,722)	$(32)	$16,716
Total amortization expense was $565 and $564 for the three months ended January 31, 2017 and 2016, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending January 31,
2018	$2,225
2019	2,022
2020	1,713
2021	1,702
2022	1,702
Thereafter	7,352
$16,716

Note 10—Financing Arrangements
Debt consists of the following:

	January 31, 2017	October 31, 2016
Credit Agreement—interest rate of 5.17% at January 31, 2017 and 5.14% at October 31, 2016	$232,900	$252,900
Equipment security note	868	996
Capital lease obligations	4,273	4,388
Insurance broker financing agreement	379	661
Total debt	238,420	258,945
Less: Current debt	1,760	2,023
Total long-term debt	$236,660	$256,922

At January 31, 2017, the Company had total debt, excluding capital leases, of $234,147, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $232,900 and fixed rate debt of $1,247. The weighted average interest rate of all debt was 5.09% and 4.23% (as defined below) for the three months ended January 31, 2017 and October 31, 2016, respectively.

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

On October 30, 2015, the Company executed a Fifth Amendment which increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, the Company executed a Fourth Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitment of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2017 and October 31, 2016.

After considering letters of credit of $5,080 that the Company has issued, unused commitments under the Credit Agreement were $117,020 at January 31, 2017.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 1, 2016, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.96% and requires monthly payments of $95 through May 2017. As of January 31, 2017, $379 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2017, $868 remained outstanding under this agreement and $516 was classified as current debt and $352 was classified as long-term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of January 31, 2017, the present value of minimum lease payments under its capital leases amounted to $4,273.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021,

respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $1,119 and a loss of $480, net of tax, for the three months ended January 31, 2017 and 2016, respectively, which is reflected in other comprehensive loss. The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and fiscal 2016 resulted in realized losses of $418 and $334 of interest expense related to the interest rate swap settlements for the three months ended January 31, 2017 and 2016, respectively.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending January 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2018	$—	$516	$865	$379	$1,760
2019	—	352	862	—	1,214
2020	232,900	—	498	—	233,398
2021	—	—	2,048	—	2,048
Total	$232,900	$868	$4,273	$379	$238,420

Note 11—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three months ended January 31, 2017 and 2016 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended January 31,		Three Months Ended January 31,
	2017	2016	2017	2016
Interest cost	$821	$891	$3	$4
Expected return on plan assets	(864)	(1,142)	—	—
Amortization of net actuarial loss	377	310	3	3
Net periodic cost	$334	$59	$6	$7

The Company did not contribute to its U.S. pension plans during the three months ended January 31, 2017 and made one contribution of $950 to the defined pension plans during the three months ended January 31, 2016. No further contributions for the remainder of fiscal 2017 are required.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For the Company's Polish operations, the pension obligations for the fiscal year ended 2017 are expected to be $965 based on actuarial reports. The Polish operations recognized $38 and $25 of expense for the three months ended January 31, 2017 and 2016, respectively.

Note 12—Stock Incentive Compensation (amounts in thousands except number of shares and per share data)
Stock Incentive Compensation falls under the scope of FASB ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires the Company to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For stock options, the Company has elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience. For restricted stock and restricted stock units, the Company is computing fair value based on a twenty day Exponential Moving Average ("EMA") as of the close of business the Friday preceding the award date.

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

The following table summarizes the Company’s Incentive Plan activity for the three months ended January 31, 2017 and 2016:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA (1)	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA (1)

November 1, 2015	90,666	$9.70	4.10	124,255	$13.77	2.28	—	—
Granted	—	—		32,394	$5.22		—	—
Options exercised or restricted stock vested	—	—		(15,564)	$19.36		—	—
Forfeited or expired	—	—		—	—		—	—
January 31, 2016	90,666	$9.70	3.09	141,085	$11.19	1.83	—	—

November 1, 2016	89,666	$9.67	3.09	376,340	$6.40	1.83	21,539	4.17
Granted	—	—		213,099	$7.07		21,134	$7.06
Options exercised or restricted stock vested	—	—		(20,650)	$15.28		—	—
Forfeited or expired	(7,500)	$10.46		(1,700)	$13.22		—	—
January 31, 2017	82,166	$9.60	2.80	567,089	$11.19	2.08	42,673	$5.48
(1) 20-day EMA effective with commencement of the 2016 Plan on March 9, 2016.
The Company recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three months ended January 31, 2017 and 2016 as follows:

	Three Months Ended January 31,
	2017	2016
Restricted stock	375	189
Restricted stock units	22	—
Total	$397	$189
Stock Options
The exercise price of each stock option equals the market price of the Company's common stock on its grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting period. The Company's stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three months ended January 31, 2017 and 2016.
Stock options were not exercised during the three months ended January 31, 2017. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At both January 31, 2017 and October 31, 2016, the exercise price of some of the Company's stock option grants were higher than the market value of the Company's stock. At January 31, 2017 and October 31, 2016, the options outstanding and exercisable had an intrinsic value of $294 and $72, respectively.

Restricted Stock Awards
The grant date fair value of each restricted stock award equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of January 31, 2017, there was approximately $2,684 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.
Restricted Stock Units
The grant date fair value of each restricted stock unit equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of January 31, 2017, there was approximately $175 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2017 and 2016, approximately 27 and 467 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net loss per share:

(Shares in thousands)	Three Months Ended January 31,
	2017	2016
Net loss available to common stockholders	$(2,018)	$(5,127)
Basic weighted average shares	17,720	17,342
Effect of dilutive securities:
Restricted shares (a)	—	—
Diluted weighted average shares	17,720	17,342
Basic loss per share	$(0.11)	$(0.30)
Diluted loss per share	$(0.11)	$(0.30)
(a) Due to a loss for the period, zero restricted shares are included because the effect would be anti-dilutive.

Note 13—Other Fair Value of Financial Instruments
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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at January 31, 2017 and October 31, 2016 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2016:
Interest Rate Swap Contracts	$(5,036)	$(5,036)	Income Approach
Marketable Securities	174	174	Income Approach
January 31, 2017:
Interest Rate Swap Contracts	(3,172)	(3,172)	Income Approach
Marketable Securities	$350	$350	Income Approach

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
The Company calculates the fair value of its marketable securities by using the closing stock price on the last business day of the quarter.

Note 14—Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended January 31, 2017 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2016	$(32,659)	$(466)	$(3,112)	$(20,225)	$(56,462)
Other comprehensive income (loss)	—	114	701	(558)	257
Amounts reclassified from accumulated other comprehensive loss	237	—	418	—	655
Net current-period other comprehensive income (loss)	237	114	1,119	(558)	912
Balance at January 31, 2017	$(32,422)	$(352)	$(1,993)	$(20,783)	$(55,550)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with cost of sales included in the statements of operations.

Note 15—Business Segment Information
For the three months ended January 31, 2017, the Company conducted its business and reported its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the Senior Leadership Team, which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 18.0% and 17.1% for the three months ended January 31, 2017 and 2016, respectively.

	Revenues
	Three Months Ended January 31,
Geographic Region:	2017	2016
United States	$203,200	$208,186
Europe	35,669	32,999
Rest of World	9,069	9,870
Total Company	$247,938	$251,055

	Foreign Currency Gain (Loss)
	Three Months Ended January 31,
Geographic Region:	2017	2016
Europe	$141	$836
Rest of World	$(273)	$(114)
The foreign currency loss is included as a component of other expense in the condensed consolidated statements of operations.
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	January 31, 2017	October 31, 2016
United States	$250,047	$253,160
Europe	52,651	48,716
Rest of World	19,191	20,631
Total Company	$321,889	$322,507

Note 16—Income Taxes

The Company is required to adjust its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company must also record the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowance and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefits can be recognized are excluded from the estimated annual effective tax rate.

The provision for income taxes in the three months ended January 31, 2017 was a benefit of $76 on a pretax loss of $2,094 for an effective tax rate of 3.6%. The provision for income taxes in the three months ended January 31, 2016 was a benefit of $1,911 on a pretax loss of $7,038 for an effective tax rate of 27.2%.

The effective tax rate for the three months ended January 31, 2017 and 2016 varies from statutory rate primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, and other permanent items.

Note 17—Commitments and Contingencies

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
See "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for a more complete discussion of these risks and uncertainties. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of filing this Quarterly report on Form 10-Q.
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
(Dollars in thousands, except per share data)

General

The Company is a global innovative solutions provider to the automotive, commercial vehicle and other industrial markets with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment.  Shiloh offers the broadest portfolio of lightweighting solutions in the industry through their BlankLight®, CastLight™ and StampLight™ brands and is uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys.  Shiloh designs and manufactures components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore™ acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components.  Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has over 3,600 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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
The Company's products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in February 2017), Europe and North America production volumes for the three months ended January 31, 2017 and 2016 were as follows:

Production Volumes	Three Months Ended January 31,
	2017	2016
	(Number of Vehicles in Thousands)
Europe	5,252	4,901
North America	4,240	4,060
Total	9,492	8,961

Europe:
Increase from prior year	351
% Increase from prior year	7.2%
North America
Increase from prior year	180
% Increase from prior year	4.4%
Total
Increase from prior year	531
% Increase from prior year	5.9%

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

Critical Accounting Policies
Preparation of the Company’s financial statements in conformity with accounting principles generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s following financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

Impairment of Long-lived Assets. In accordance with ASC 360, "Property, Plant, and Equipment", the Company assesses long-lived assets held and used (such as property, plant and equipment and other assets) for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the group of assets. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the group of assets exceeds the fair value of the group of assets. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases. During the first quarter of fiscal 2017, $41 of impairment charges were recognized which related to restructuring initiatives at a focus plant. See Notes to the Condensed Consolidated Financial Statements, Note 4, for a discussion of the impairment charges recorded in the first quarter ended January 31, 2017 and 2016, respectively. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

Intangible Assets. Intangible assets with definitive lives are amortized over their estimated useful lives. The Company amortizes its acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to 15 years. See Note 9 to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

The Company performs analysis of indefinite-lived intangible assets which are included as a component of the annual impairment of long-lived assets. An impairment analysis of definite-lived intangible assets is performed when indicators of potential impairment exist.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $27,313 as of January 31, 2017, or 4.5% of its total assets, and approximately $27,490 as of October 31, 2016, or 4.4% of its total assets.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At January 31, 2017 and October 31, 2016, the amount accrued for group insurance and workers’ compensation claims was $5,208 and $5,114, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The restricted stock and restricted stock units are valued based upon a 20 day Exponential Moving Average as of the Friday prior to the grant of an award. In addition, the Company determines a forfeiture rate at the time of grant. Share-based compensation expense is adjusted when actual forfeitures occur.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For its U.S. operations, the Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2016, the resulting discount rate from the use of the Principal Curve was 3.70%, a decrease of 0.50% from a year earlier that contributed to a decrease of the benefit obligation of approximately $51. A change of 25 basis points in the discount rate at October 31, 2016 would increase expense on an annual basis by approximately $10 or decrease expense on an annual basis by approximately $14.

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

Derivative Instruments and Hedging Activities. The Company records derivative instruments in the condensed consolidated balance sheet as either an asset or liability and as a component of other comprehensive loss and measured at fair value. Changes in derivative instruments' fair value are recognized currently in earnings, unless the derivative instrument has been designated as a cash flow hedge and specific cash flow hedge accounting criteria are met. Under the cash flow hedge accounting, unrealized gains and losses are reflected in stockholder's equity as accumulated other comprehensive loss until the forecasted transaction occurs. If the cash flow hedge is deemed ineffective, the derivative's gains or losses are then recognized in the condensed consolidated statement of operation.

Foreign Currency Translation. Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), its Netherlands holding company, its Swedish holding company, and all U.S. subsidiaries have the functional currency of the U.S. dollar. All other entities have their respective local currency as their functional currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Loss. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net loss in the condensed consolidated statements of operation.

Results of Operations
Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

REVENUES. Sales for the first quarter of fiscal 2017 were $247,938 compared to sales of $251,055 in the first quarter of fiscal 2016, a decrease of $3,117, or 1.2%. Unfavorably impacting sales were foreign currency translation of $1,861 and the change in the contractual relationship of certain customer sales from owned steel to consigned steel of $3,942 offset by a favorable impact in automotive production of $1,773 and other sales of $913.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2017 was $23,800, an increase of $7,911, compared to gross profit of $15,889 in the first quarter of fiscal 2016. Gross profit as a percentage of sales was 9.6% for the first quarter of 2017 and 6.3% for the first quarter of 2016, an improvement of 330 basis points. Offsetting the decrease in sales is a favorable shift in product mix and lower raw material prices of $10,576. In addition, gross profit was favorably impacted by a decrease in labor and benefits of $1,339 offset by an increase in lease expense, depreciation and other manufacturing of $889.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $20,188 and $17,344 in the first quarter of fiscal 2017 and 2016, respectively. As a percentage of sales, these expenses were 8.1% of sales for the first quarter of fiscal 2017 and 6.9% of sales for the first quarter of fiscal 2016. The increase reflects a one-time plant optimization initiative expenses of $455, continued investments in human capital of $2,190 and investments in infrastructure of $199.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $565 for the first quarter of 2017 was consistent with amortization of intangible assets expense of $564 in the first quarter of 2016.

ASSET IMPAIRMENT CHARGES. Asset impairments of $41 were recorded during fiscal 2017 related to restructuring initiatives and assets impairments of $273 were record during the first quarter of fiscal 2016 related to the sale of a building.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2017 was $4,812, compared to interest expense of $4,352 during the first quarter of fiscal 2016. The increase in interest expense was the result of higher average rates and amortization of increased deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $238,421 during the first quarter of fiscal 2017 and the weighted average interest rate was 5.09%. In the first quarter of fiscal 2016, borrowed funds averaged $289,564 and the weighted average interest rate of debt was 4.23%.

OTHER EXPENSE. Other expense, net was $290 for the first quarter of fiscal 2017 and $396 in the first quarter of fiscal 2016. Other expense, net reflects the result of currency transaction gains and losses realized by the Company's Asian, European and Mexican subsidiaries.

BENEFIT FOR INCOME TAXES. The provision for income taxes in the first quarter of fiscal 2017 was a benefit of $76 on a pretax loss of $2,094 for an effective tax rate of 3.6%. The provision for income taxes in the first quarter of fiscal 2016 was a benefit of $1,911 on a pretax loss of $7,038 for an effective tax rate of 27.2%. The effective tax rate for the three months ended January 31, 2017 and 2016 varies from statutory rate primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, and other permanent items.

NET LOSS. Net loss for the first quarter of fiscal 2017 was $2,018, or $0.11 per share, diluted compared to net loss for the first quarter of fiscal 2016 of $5,127, or $0.30 per share, diluted.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At January 31, 2017, total debt was $238,420 and total equity was $132,081, resulting in a capitalization rate of 64.4% debt, 35.6% equity. Current assets were $275,984 and current liabilities were $206,941, resulting in positive working capital of $69,043.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Three Months Ended January 31,		2017 vs. 2016
	2017	2016	change
Net cash provided by operating activities	$26,624	$18,595	$8,029
Net cash used in investing activities	$(9,073)	$(1,662)	$(7,411)
Net cash used in financing activities	$(20,556)	$(22,744)	$2,188

Net Cash Provided by Operating Activities:

	Three Months Ended January 31,
	2017	2016
Operational cash flow before changes in operating assets and liabilities	$7,722	$5,755

Changes in operating assets and liabilities:
Accounts receivable	15,448	40,146
Inventories	(1,502)	(2,774)
Prepaids and other assets	2,008	5,035
Payables and other liabilities	4,112	(27,180)
Accrued income taxes	(1,164)	(2,387)
Total change in operating assets and liabilities	$18,902	$12,840

Net cash provided by operating activities	$26,624	$18,595

Cash flow from operations before changes in operating assets and liabilities was $1,967 higher for the quarter ended January 31, 2017 compared to the quarter ended January 31, 2016 which was driven by lower net loss in the first quarter 2017.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash inflow from changes in operating assets and liabilities was $18,902 and $12,840 for the three months ended January 31, 2017 and 2016. respectively, and were positively impacted by working capital initiatives.

•
Cash inflows from changes in accounts receivable for the three months ended January 31, 2017 and 2016, were $15,448 and $40,146, respectively. The increase was primarily due to increased efforts in collecting receivables and invoicing of customer reimbursed tooling programs as the Company’s product launches have increased.

•
Cash outflows from changes in inventory for the three months ended January 31, 2017 and the three months ended January 31, 2016 was $1,502 and $2,774, respectively. The decrease was primarily driven by a change in customer mix and delivery.

•
Cash inflows from changes in prepaids and other assets for the three months ended January 31, 2017 and 2016, were $2,008 and $5,035, respectively, resulting from the invoicing of customer reimbursed tooling.

•
Cash inflows from changes in payables and other liabilities for the three months ended January 31, 2017 was $4,112 due to improved operating initiatives. Cash outflows from changes in payables and other liabilities for the three months ended January 31, 2016 was $27,180 as a result of managing working capital needs as a result of seasonal timing as customer shutdown during the first quarter as well as reductions in tooling investments.

•
Cash outflows from changes in accrued income taxes for the three months ended January 31, 2017 and 2016, were $1,164 and $2,387, respectively. The changes were driven primarily by an increase in the accrued federal income tax in non US entities as a result of an increase in pre-tax income.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the three months ended January 31, 2017 and 2016 was $9,073 and $1,662, respectively, and consisted of capital expenditures. The expenditures are attributed to projects for new awards and product launches.

Net Cash Used For Financing Activities:

Net cash used in financing activities was $20,556 and $22,744 during the three months ended January 31, 2017 and 2016, respectively, for funding working capital and to pay down debt. As of January 31, 2017, the Company's long-term indebtedness was $236,660.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of January 31, 2017, and October 31, 2016.

After considering letters of credit of $5,080 that the Company has issued, unused commitments under the Credit Agreement were $117,020 at January 31, 2017.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to ensure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $5,520 over the next five years.

Other Debt:

On August 1, 2016, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.96% and requires monthly payments of $95 through May 2017. As of January 31, 2017, $379 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2017, $868 remained outstanding under this agreement and $516 was classified as current debt and $352 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of January 31, 2017, the present value of minimum lease payments under its capital leases amounted to $4,273.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be a gain of $1,119 and a loss of $480, net of tax, for the three months ended January 31, 2017 and 2016, respectively, which is reflected in other comprehensive loss. The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and fiscal 2016 resulted in realized losses of $418 and $334 of interest expense related to the interest rate swap settlements for the three months ended January 31, 2017 and 2016, respectively.
Scheduled repayments of debt for the next five years are listed below:

January 31, 2017	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2018	$—	$516	$865	$379	$1,760
2019	—	352	862	—	1,214
2020	232,900	—	498	—	233,398
2021	—	—	2,048	—	2,048

Total	$232,900	$868	$4,273	$379	$238,420

Effect of Inflation, Deflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on the Company's condensed consolidated financial results for the past three years.
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

Interest Rate Risk

At January 31, 2017, the Company had total debt, excluding capital leases, of $234,147, consisting of a revolving line of credit of floating rate debt of $232,900 (99.5%) and fixed rate debt of $1,247 (0.5%). Assuming no changes in the monthly average revolver debt levels of $238,421 for the quarter ended January 31, 2017, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would impact on interest expense by approximately $2,329 in additional expense.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016 . The Company recognized $418 of interest expense related to the interest rate swap for the three months ended January 31, 2017.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	January 31,	October 31,
	Location	2017	2016
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(3,172)	$(5,036)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of income and condensed consolidated statement of comprehensive loss for the three months ended January 31, 2017:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Net Loss (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,119	Interest expense	$418

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
The Company derived 82.0% of its sales in the United States and 18.0% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company's management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company's PEO, PFO and PAO concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2017 due to the material weakness described below.

Previously Disclosed Material Weakness

Management previously reported a material weakness in the Company’s internal control over financial reporting in the Annual Report on Form 10-K for the year ended October 31, 2016. Management concluded, based on an independent review, the key financial controls were ineffective and the financial presentation lacked integrity based on a lack of timely and precise reconciliations of account balances and unsupported journal entries. Management further concluded that the material weakness in financial reporting was isolated to one of its manufacturing facilities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the Company's annual or interim financial statements may not be prevented or detected on a timely basis.

Company management initiated a plan to remediate the deficiencies described above to enhance its internal control over financial reporting. With detailed oversight, management implemented the following corrective actions prior to and during the first quarter of fiscal 2017:

•
Management replaced one key operational leader, removed one key financial leader, and assigned the current country controller as interim plant controller. Management continues to evaluate additional changes, as needed.

•	Management increased fiscal oversight, including additional detailed balance sheet review, through remediation and thereafter.

•	Reinforcement of key internal controls continues through the Company’s oversight and review activities, as well as cross-facility utilization of personnel.

Management will continue to evaluate the Company’s system of internal controls to determine if additional controls should be designed and implemented to address the material weakness identified above.

The Company is committed to maintaining a strong internal control environment and believes its remediation efforts represent significant improvement in controls. The control environment and identified key controls in effect will be reevaluated by Internal Audit and remediation steps are expected to continue throughout the second quarter of fiscal 2017.

Changes in Internal Control Over Financial Reporting

Except as described above in connection with the Company's corrective actions, there were no other changes in the Company's internal control over financial reporting during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

Note 17, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes in the Company's risk factors disclosed in Item 1A of its Annual Report on Form 10-K for the year ended October 31, 2016.

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
Date: March 9, 2017

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