Form 10-Q
period 2017-04-30
SHILOH INDUSTRIES INC
filed 2017-06-01
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected no to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of May 30, 2017 was 17,873,792.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	April 30, 2017	October 31, 2016

ASSETS
Cash and cash equivalents	$11,126	$8,696
Investment in marketable securities	222	174
Accounts receivable, net of allowance for doubtful accounts of $836 and $790 at April 30, 2017 and October 31, 2016, respectively	182,233	183,862
Related-party accounts receivable	1,575	1,235
Prepaid income taxes	347	1,653
Inventories, net	59,953	60,547
Prepaid expenses and other assets	32,857	36,986
Total current assets	288,313	293,153
Property, plant and equipment, net	264,273	265,837
Goodwill	27,557	27,490
Intangible assets, net	16,151	17,279
Deferred income taxes	9,268	9,974
Other assets	9,607	12,696
Total assets	$615,169	$626,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,479	$2,023
Accounts payable	150,653	158,514
Other accrued expenses	47,454	40,824
Accrued income taxes	764	1,686
Total current liabilities	200,350	203,047
Long-term debt	242,808	256,922
Long-term benefit liabilities	23,439	23,312
Deferred income taxes	5,462	4,734
Interest rate swap agreement	2,815	5,036
Other liabilities	679	588
Total liabilities	475,553	493,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 17,875,242 and 17,614,057 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively	179	176
Paid-in capital	71,295	70,403
Retained earnings	120,884	118,673
Accumulated other comprehensive loss, net	(52,742)	(56,462)
Total stockholders’ equity	139,616	132,790
Total liabilities and stockholders’ equity	$615,169	$626,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net revenues	$273,031	$284,264	$520,969	$535,319
Cost of sales	239,815	257,983	463,953	493,149
Gross profit	33,216	26,281	57,016	42,170
Selling, general and administrative expenses	21,695	16,992	41,883	34,336
Amortization of intangible assets	564	565	1,129	1,129
Asset impairment	—	—	41	273
Operating income	10,957	8,724	13,963	6,432
Interest expense	4,200	4,520	9,012	8,872
Interest income	—	(4)	(2)	(6)
Other (income) expense	205	(365)	495	31
Income (loss) before income taxes	6,552	4,573	4,458	(2,465)
Provision (benefit) for income taxes	2,323	364	2,247	(1,547)
Net income (loss)	$4,229	$4,209	$2,211	$(918)
Income (loss) per share:
Basic income (loss) per share	$0.24	$0.24	$0.12	$(0.05)
Basic weighted average number of common shares	17,858	17,615	17,788	17,615
Diluted income (loss) per share	$0.24	$0.24	$0.12	$(0.05)
Diluted weighted average number of common shares	17,888	17,620	17,809	17,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net income (loss):	$4,229	$4,209	$2,211	$(918)
Other comprehensive income:
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	323	310	700	620
Income tax provision	(140)	(112)	(280)	(224)
Total defined benefit pension plans & other post retirement benefits, net of tax	183	198	420	396
Marketable securities
Unrealized gain (loss) on marketable securities	(128)	31	48	(175)
Income tax benefit (provision)	45	(10)	(17)	55
Total marketable securities, net of tax	(83)	21	31	(120)
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	(11)	(299)	1,435	(1,404)
Income tax benefit (provision)	(132)	(23)	(877)	268
Reclassification adjustments for settlement of derivatives included in net income (loss)	368	332	786	666
Change in fair value of derivative instruments, net of tax	225	10	1,344	(470)
Foreign currency translation adjustments:
Foreign currency translation loss	2,483	3,178	1,925	1,887
Reclassification adjustments for settlement of foreign currency included in net income	—	149	—	149
Unrealized income on foreign currency translation	2,483	3,327	1,925	2,036
Comprehensive income, net	$7,037	$7,765	$5,931	$924

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,211	$(918)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,100	18,923
Asset impairment, net	41	273
Amortization of deferred financing costs	1,663	1,244
Deferred income taxes	(834)	(2)
Stock-based compensation expense	817	451
(Gain) loss on sale of assets	765	(26)
Changes in operating assets and liabilities:
Accounts receivable	1,769	11,978
Inventories	860	(2,106)
Prepaids and other assets	6,248	6,209
Payables and other liabilities	(125)	(5,344)
Prepaid and accrued income taxes	392	2,229
Net cash provided by operating activities	33,907	32,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,983)	(8,692)
Investment in joint venture	—	(1,500)
Proceeds from sale of assets	642	1,166
Net cash used for investing activities	(17,341)	(9,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(360)	(403)
Proceeds from long-term borrowings	87,100	63,300
Repayments of long-term borrowings	(100,855)	(95,649)
Payment of deferred financing costs	(221)	(308)
Proceeds from exercise of stock options	78	—
Net cash used for financing activities	(14,258)	(33,060)
Effect of foreign currency exchange rate fluctuations on cash	122	935
Net increase (decrease) in cash and cash equivalents	2,430	(8,240)
Cash and cash equivalents at beginning of period	8,696	13,100
Cash and cash equivalents at end of period	$11,126	$4,860

Supplemental Cash Flow Information:
Cash paid for interest	$7,321	$7,641
Cash paid for (refund of) income taxes	$1,199	$(3,203)

Non-cash Activities:
Capital equipment included in accounts payable	$2,697	$3,823

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

Revenues and operating results for the three and six months ended April 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Revision of Prior Period Financial Statements

In the fourth quarter of fiscal 2016, the Company became aware of immaterial errors in certain balance sheet accounts at one of its manufacturing facilities. An assessment concluded that the errors were not material, individually or in the aggregate, to any prior period consolidated financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the prior period consolidated financial statements have been revised (the "Revision") in the applicable consolidated financial statements. The Company concluded a revision of prior period consolidated financial statements was appropriate the next time they were reported, since the correction of errors would have been material if recorded in fiscal year 2016. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the errors, individually and in the aggregate, were not material to prior periods, the financial statements for the three and six months ended April 30, 2016, included herein, have been revised to correct for the impact of these items. Unless otherwise indicated, the condensed consolidated financial information as of and for the three and six months ended April 30, 2017 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following tables summarize the effects of the Revision on the condensed consolidated statements of operations:

	Three Months Ended April 30, 2016
Statement of Operations	As Reported	Adjustment	As Adjusted
Cost of sales	$259,039	$(1,056)	$257,983
Gross profit	25,225	1,056	26,281
Operating income	7,668	1,056	8,724
Other (income) expense	83	(448)	(365)
Income before income taxes	3,069	1,504	4,573
Provision for income taxes	12	352	364
Net income	$3,057	$1,152	$4,209
Earnings per share:
Basic earnings per share	$0.17	$0.07	$0.24
Diluted earnings per share	$0.17	$0.07	$0.24

	Six Months Ended April 30, 2016
Statement of Operations	As Reported	Adjustment	As Adjusted
Cost of sales	$494,113	$(964)	$493,149
Gross profit	41,206	964	42,170
Selling, general and administrative expenses	34,576	(240)	34,336
Asset impairment	—	273	273
Operating income	5,501	931	6,432
Other expense	479	(448)	31
Loss before income taxes	(3,844)	1,379	(2,465)
Benefit for income taxes	(1,842)	295	(1,547)
Net loss:	$(2,002)	$1,084	$(918)
Loss per share:
Basic loss per share	$(0.11)	$0.06	$(0.05)
Diluted loss per share	$(0.11)	$0.06	$(0.05)

The following table summarizes the effects of the Revision on the condensed consolidated statements of cash flows:

	Six Months Ended April 30, 2016
Statement of Cash Flows	As Reported	Adjustment	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,002)	$1,084	$(918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,873	50	18,923
Changes in operating assets and liabilities:
Accounts receivable	11,909	69	11,978
Inventories	(2,172)	66	(2,106)
Prepaids and other assets	6,663	(454)	6,209
Payables and other liabilities	(5,608)	264	(5,344)
Prepaid and accrued income taxes	1,934	295	2,229
Net cash provided by operating activities	31,537	1,374	32,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,818)	126	(8,692)
Investment in joint venture	—	(1,500)	(1,500)
Net cash used for investing activities	(7,652)	(1,374)	(9,026)

Note 2—New Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The standard is effective for annual and interim periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as of the beginning of an annual period. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will need to disclose that the practical expedient was used. The Company is currently evaluating the impact it may have on its consolidated financial statements, together with evaluating the adoption date.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company will prospectively apply the guidance.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and the new standard now is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During fiscal 2016, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. ASUs 2016-10 and 2016-12 provide further clarification on the implementation guidance on principal versus agent considerations. ASU 2016-11 rescinds certain SEC guidance from the FASB ASC in response to announcements made by the SEC at the Emerging Issues Task Force's March 3, 2016 meeting. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company is planning a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has not selected a transition date or method nor has it determined the effect of the standard to its consolidated financial statements.
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

Note 3—Acquisitions

Radar Industries, Inc.

On September 30, 2014, the Company, through a wholly-owned subsidiary, consummated the transactions contemplated by the Asset Purchase Agreement, dated September 30, 2014, with Radar Industries, Inc., and Radar Mexican Investments, LLC. As of April 30, 2017, $1,157 of funds remained in escrow, subject to certain claims.

Note 4—Asset Impairment and Restructuring Charges

The Company recorded an asset impairment charge of $41 during the first six months of 2017 related to restructuring initiatives and recorded asset impairments of $273 during the first six months of fiscal 2016 related to the sale of a building.

Note 5—Marketable Securities

On March 11, 2014, the Company entered into a manufacturing agreement with Velocys, plc. As part of the agreement, the Company invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which was being amortized. The agreement was terminated on March 30, 2017. The Company re-measures available-for-sale securities at fair value and records the unrealized gain or loss in other comprehensive income (loss) until realized. A cumulative mark-to-market unfavorable adjustment of $83, net of tax, and a cumulative mark-to-market favorable adjustment of $31, net of tax, was recorded as income (loss) to other comprehensive income for the three and six months ended April 30, 2017, respectively. A cumulative mark-to-market favorable adjustment of $21 and a cumulative mark-to-market unfavorable adjustment of $120, net of tax, was recorded as income (loss) to other comprehensive income for the three and six months ended April 30, 2016, respectively.

Note 6—Related Party Receivables

The Company had sales to MTD Products Inc. and its affiliates of $1,620 and $3,218 for the three and six months ended April 30, 2017, respectively, and $2,052 and $2,085 for the three and six months ended April 30, 2016, respectively. At April 30, 2017 and October 31, 2016, the Company had related party receivable balances of $1,575 and $1,235, respectively, due from MTD Products Inc. and its affiliates.

Note 7—Inventories
Inventories consist of the following:

	April 30, 2017	October 31, 2016
Raw materials	$24,532	$26,367
Work-in-process	16,822	16,149
Finished goods	18,599	18,031
Total inventory	$59,953	$60,547

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $3,930 and $2,946 at April 30, 2017 and October 31, 2016, respectively.

Note 8—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	April 30, 2017	October 31, 2016
Tooling (1)	$13,668	$19,792
Prepaid expenses and other assets	12,689	10,694
Assets held for sale	6,500	6,500
Total	$32,857	$36,986

The Company invested in manufacturing equipment for one of its facilities. During the fourth quarter of fiscal 2016, the Company determined that a need no longer existed for this type of equipment and is currently recorded as a current asset held for sale. The Company is actively working with the supplier to identify a buyer.

(1) Customer reimbursements for the development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next twelve months.

Note 9—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2017	October 31, 2016
Land and improvements	$11,357	$11,358
Buildings and improvements	118,193	117,291
Machinery and equipment	511,235	505,768
Furniture and fixtures	20,358	18,200
Construction in progress	45,511	37,612
Total, at cost	706,654	690,229
Less: Accumulated depreciation	442,381	424,392
Property, plant and equipment, net	$264,273	$265,837

Depreciation expense was $9,818 and $9,046 for the three months ended April 30, 2017 and 2016, respectively, and $18,971 and $17,794 for the six months ended April 30, 2017 and April 30, 2016, respectively.
Capital Leases:

	April 30, 2017	October 31, 2016
Leased Property:
Machinery and equipment	$6,894	$7,295
Less: Accumulated depreciation	2,095	1,781
Leased property, net	$4,799	$5,514

Total obligations under capital leases and future minimum rental payments to be made under capital leases at April 30, 2017 are as follows:

Twelve Months Ending April 30,
2018	$864
2019	835
2020	425
2021	1,927
4,051
Plus amount representing interest ranging from 3.05% to 3.77%	428
Future minimum rental payments	$4,479

Note 10—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the six months ended April 30, 2017 are as follows:

Balance October 31, 2016	$27,490
Foreign currency translation	67
Balance April 30, 2017	$27,557

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the six months ended April 30, 2017 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2016	$12,975	$2,768	$47	$1,377	$112	$17,279
Amortization expense	(665)	(386)	(8)	(62)	(8)	(1,129)
Foreign currency translation	1	—	—	—	—	1
Balance April 30, 2017	$12,311	$2,382	$39	$1,315	$104	$16,151
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net
Customer relationships	13.2	$17,598	$(5,254)	$(33)	$12,311
Developed technology	7.3	5,007	(2,625)	—	2,382
Non-compete	2.3	824	(785)	—	39
Trade Name	14.8	1,875	(560)	—	1,315
Trademark	10.0	166	(62)	—	104
		$25,470	$(9,286)	$(33)	$16,151
Total amortization expense was $564 and $1,129 for the three and six months ended April 30, 2017, respectively, and $565 and $1,129 three and six months ended April 30, 2016. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending April 30,
2018	$2,191
2019	1,920
2020	1,709
2021	1,701
2022	1,701
Thereafter	6,929
$16,151

Note 11—Financing Arrangements
Debt consists of the following:

	April 30, 2017	October 31, 2016
Credit Agreement—interest rate of 4.28% at April 30, 2017 and 5.14% at October 31, 2016	$239,400	$252,900
Equipment security note	741	996
Capital lease obligations	4,051	4,388
Insurance broker financing agreement	95	661
Total debt	244,287	258,945
Less: Current debt	1,479	2,023
Total long-term debt	$242,808	$256,922

At April 30, 2017, the Company had total debt, excluding capital leases, of $240,236, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $239,400 and fixed rate debt of $836. The weighted average interest rate of all debt was 4.77% and 4.79% for the six months ended April 30, 2017 and April 30, 2016, respectively.

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

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to the Company's pro forma compliance with financial covenants. On April 30, 2017, the second committed reduction of $7,500 decreased the existing revolver commitments to $347,500, subject to the Company's proforma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provided for an interest rate margin on LIBOR loans of 1.50% to 4.00% and of 0.50% to 3.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2017 and October 31, 2016.

After considering letters of credit of $6,054 that the Company has issued, unused commitments under the Credit Agreement were $102,046 at April 30, 2017.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 1, 2016, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.96% and requires monthly payments of $95 through May 2017. As of April 30, 2017, $95 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2017, $741 remained outstanding under this agreement and $520 was classified as current debt and $221 was classified as long-term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of April 30, 2017, the present value of minimum lease payments under its capital leases amounted to $4,051.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be gains of $225 and $1,344, net of tax, for the three and six months ended April 30, 2017, respectively, and a gain of $10 and a loss of $470, net of tax, for the three and six months ended April 30, 2016, respectively which is reflected in other comprehensive lincome. The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and fiscal 2016 resulted in realized losses of $368 and $786 of interest expense related to the interest rate swap settlements for the three and six months ended April 30, 2017, respectively and $332 and $666 for the three and six months ended April 30, 2016, respectively.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2018	$—	$520	$864	$95	$1,479
2019	—	221	835	—	1,056
2020	239,400	—	425	—	239,825
2021	—	—	1,927	—	1,927
Total	$239,400	$741	$4,051	$95	$244,287

Note 12—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost (credit) for the three and six months ended April 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2017	2016	2017	2016
Interest cost	$820	$892	$3	$4
Expected return on plan assets	(864)	(1,142)	—	—
Amortization of net actuarial loss	377	310	2	3
Net periodic cost	$333	$60	$5	$7

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Interest cost	$1,641	$1,783	$6	$8
Expected return on plan assets	(1,728)	(2,284)	—	—
Amortization of net actuarial loss	754	620	5	6
Net periodic cost	$667	$119	$11	$14

The Company was not required and therefore did not contribute to its U.S. pension plans during the three and six months ended April 30, 2017 and as required, made one contribution of $950 to pension plans during the six months ended April 30, 2016. No further contributions for the remainder of fiscal 2017 are required.

Non-U.S. Plans

For the Company's Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For the Company's Polish operations, the pension obligations for the fiscal year ended 2017 are expected to be $965 based on actuarial reports. The Polish operations recognized $39 and $77 of expense for the three and six months ended April 30, 2017 and $27 and $52 for the three and six months ended April 30, 2016, respectively.

Note 13—Stock Incentive Compensation (amounts in thousands except number of shares and per share data)
Stock Incentive Compensation falls under the scope of FASB ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires the Company to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For stock options, the Company has elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon the Company’s historical experience. For restricted stock and restricted stock units, the Company is computing fair value based on a twenty day Exponential Moving Average ("EMA") as of the close of business the Friday preceding the award date.
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

The following table summarizes the Company’s Incentive Plan activity for the six months ended April 30, 2017 and 2016:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA (1)	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA (1)

November 1, 2015	90,666	$9.70	4.10	124,255	$13.77	2.28	—	—
Granted	—	—		309,251	4.28		21,539	$4.17
Options exercised or restricted stock vested	—	—		(21,458)	16.64		—	—
Forfeited or expired	(1,000)	12.04		(1,500)	10.13		—	—
April 30, 2016	89,666	$9.67	3.59	410,548	$6.48	2.25	21,539	$4.17

November 1, 2016	89,666	$9.67	3.09	376,340	$6.40	1.83	21,539	$4.17
Granted	—	—		245,932	7.93		29,253	8.62
Options exercised or restricted stock vested	(8,000)	9.79		(157,512)	5.71		(13,574)	4.17
Forfeited or expired	(23,500)	13.38		(3,443)	10.10		—	—
April 30, 2017	58,166	$8.16	3.13	461,317	$7.19	1.83	37,218	$7.53
(1) 20-day EMA effective with commencement of the 2016 Plan on March 9, 2016.
The Company recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and six months ended April 30, 2017 and 2016 as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Restricted stock	$395	$253	$771	$442
Restricted stock units	24	9	46	9
Total	$419	$262	$817	$451
Stock Options
The exercise price of each stock option equals the market price of the Company's common stock on its grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The Company's stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three and six months ended April 30, 2017 and 2016.
Stock options were exercised during the three and six months ended April 30, 2017. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At April 30, 2017, the exercise price of the Company's stock option grants were lower than the market value of the Company's stock. At April 30, 2016, the exercise price of some of the Company's stock option grants were higher than the market value of the Company's stock. At April 30, 2017 and April 30, 2016, the options outstanding and exercisable had an intrinsic value of $414 and $64, respectively.
Restricted Stock Awards
The grant date fair value of each restricted stock award equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of April 30, 2017, there was approximately $2,718 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.

Restricted Stock Units
The grant date fair value of each restricted stock unit equals the fair value of the Company's common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of April 30, 2017, there was approximately $246 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the six months ended April 30, 2017 and 2016, approximately 7,000 and 481,000 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

(Shares in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net income (loss) available to common stockholders	$4,229	$4,209	$2,211	$(918)
Basic weighted average shares	17,858	17,615	17,788	17,615
Effect of dilutive securities:
Restricted share units and stock options (a)	30	5	21	—
Diluted weighted average shares	17,888	17,620	17,809	17,615
Basic income (loss) per share	$0.24	$0.24	$0.12	$(0.05)
Diluted income (loss) per share	$0.24	$0.24	$0.12	$(0.05)
(a) Due to a loss for the for the six months ended April 30, 2016, no restricted share awards and units are included because the effect would be anti-dilutive.

Note 14—Other Fair Value of Financial Instruments
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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at April 30, 2017 and April 30, 2016 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
October 31, 2016:
Interest Rate Swap Contracts	$(5,036)	$(5,036)	Income Approach
Marketable Securities	174	174	Income Approach
April 30, 2017:
Interest Rate Swap Contracts	(2,815)	(2,815)	Income Approach
Marketable Securities	$222	$222	Income Approach
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
The Company calculates the fair value of its marketable securities by using the closing stock price on the last business day of the quarter.

Note 15—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended April 30, 2017 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 31, 2017	$(32,422)	$(352)	$(1,993)	$(20,783)	$(55,550)
Other comprehensive income (loss)	183	(83)	(143)	2,483	2,440
Amounts reclassified from accumulated other comprehensive loss	—	—	368	—	368
Net current-period other comprehensive income (loss)	183	(83)	225	2,483	2,808
Balance at April 30, 2017	$(32,239)	$(435)	$(1,768)	$(18,300)	$(52,742)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the six months ended April 30, 2017 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2016	$(32,659)	$(466)	$(3,112)	$(20,225)	$(56,462)
Other comprehensive income	420	31	558	1,925	2,934
Amounts reclassified from accumulated other comprehensive loss	—	—	786	—	786
Net current-period other comprehensive income	420	31	1,344	1,925	3,720
Balance at April 30, 2017	$(32,239)	$(435)	$(1,768)	$(18,300)	$(52,742)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with cost of sales included in the statements of operations.

Note 16—Business Segment Information
For the six months ended April 30, 2017, the Company conducted its business and reported its information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as the Senior Leadership Team, which includes all Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, the Company considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 18.1% for both the three and six months ended April 30, 2017 and 17.0% and 17.1% three and six months ended April 30, 2016, respectively.

	Three Months Ended April 30,		Six Months Ended April 30,
	Revenues		Revenues
Geographic Region:	2017	2016	2017	2016
United States	$223,563	$235,855	$426,763	$444,041
Europe	$42,503	$39,806	78,172	72,805
Rest of World	$6,965	$8,603	16,034	18,473
Total Company	$273,031	$284,264	$520,969	$535,319

	Three Months Ended April 30,		Six Months Ended April 30,
	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
Geographic Region:	2017	2016	2017	2016
Europe	$(173)	$805	$(32)	$(30)
Rest of World	$(131)	$(56)	$(404)	$57
The foreign currency gain (loss) is included as a component of other expense in the condensed consolidated statements of operations.
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	April 30, 2017	October 31, 2016
United States	$237,086	$243,225
Europe	51,789	48,709
Rest of World	19,106	18,672
Total Company	$307,981	$310,606

Note 17—Income Taxes

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

The provision for income taxes for the three months ended April 30, 2017 was an expense of $2,323 on income before taxes of $6,552 for an effective tax rate of 35.5%. The provision for income taxes for the three months ended April 30, 2016 was an expense of $364 on income before taxes of $4,573 for an effective tax rate of 8.0%.

The effective tax rate for the three months ended April 30, 2017 and 2016 varies from the statutory rate primarily due to income taxes on foreign losses which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, and other permanent items.

The provision for income taxes for the six months ended April 30, 2017 was an expense of $2,247 on income before taxes of $4,458 for an effective tax rate of 50.4%. The provision for income taxes for the six months ended April 30, 2016 was a benefit of $1,547 on loss before taxes of $2,465 for an effective tax rate of 62.8%.

The effective tax rate for the six months ended April 30, 2017 and 2016 was higher than the statutory rate primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, and changes in tax laws.

Note 18—Commitments and Contingencies

Litigation:
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of its officers (the President and Chief Executive Officer and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that the Company issued inaccurate information to investors about, among other things, the Company’s earnings and income and its internal controls over financial reporting for fiscal 2014 and  the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company's common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016. The District Court rendered an opinion and order granting the Company's motion to dismiss the lawsuit on March 23, 2017. On April 6, 2017, the plaintiffs filed a motion for reconsideration of the dismissal order. The Company, in opposition to the plaintiff's motion, filed a motion for consideration of the dismissal on April 20, 2017 and the plaintiffs filed a reply motion in opposition for reconsideration on April 27, 2017.
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

Note 19—Subsequent Events

On May 22, 2017, the Company completed the divestiture of its joint venture in China through Shiloh Holdings Hong Kong Limited, a company organized and existing under the laws of Hong Kong ("Shiloh HK"), whereby Shiloh HK owned a 55% equity interest.  Pursuant to an Equity Transfer Agreement, the Company received cash proceeds of $1,170 from Suzhou Sanji Foundry Equipment Co., Ltd., a company incorporated and existing under the laws of the People’s Republic of China.  As a result of such payment, Shiloh HK no longer holds any equity interests in the joint venture.

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
(Dollars in thousands, except per share data)

General

The Company is a global innovative solutions provider to the automotive, commercial vehicle and other industrial markets with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment.  Shiloh offers the broadest portfolio of lightweighting solutions in the industry through their BlankLight®, CastLight® and StampLight® brands and is uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys.  Shiloh designs and manufactures components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components.  Additionally, the Company provides a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. The Company has over 3,600 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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
The Company's products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in May 2017), Europe and North America production volumes for the three and six months ended April 30, 2017 and 2016 were as follows:

Production Volumes	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Europe	5,840	5,924	11,126	10,829
North America	4,576	4,601	8,759	8,660
Total	10,416	10,525	19,885	19,489

Europe:
Increase from prior year	(84)		297
% Increase from prior year	(1.4)%		2.7%
North America
Increase from prior year	(25)		99
% Increase from prior year	(0.5)%		1.1%
Total
Increase from prior year	(109)		396
% Increase from prior year	(1.0)%		2.0%

Europe:

Production in Europe continues to improve, although mixed at times.  Production in our second fiscal quarter was down slightly compared to the prior year but still up overall for the first six months of 2017. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region.

North America:

 North America, and specifically in the US, continues to shows signs of improvements in the overal economy, including labor force expansion, housing starts, rising interest rates and automotive sales.  The impact the new administration will have on the economy going forward is still uncertain.  Vehicle production continues to improve overall, tempered periodically by platform changeovers and dealership inventory adjustments.

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

Most of the steel purchased for the Company’s BlankLight®and StampLight® brands is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. The Company pays for the steel based on these negotiated prices and passes on those costs to the customer. Although the Company takes ownership of the steel, the customers are responsible for all steel price fluctuations under these programs. The Company also purchases steel directly from domestic primary steel producers and steel service centers. Current demand for construction and oil industry related steel products and stable automotive production have helped the market rebound from historic lows with steel pricing stabilizing.  The Company has seen recent gradual downward pricing pressure since the rise, but this is likely related to historic seasonal pricing weakness as domestic summer shutdown periods are approaching. The Company refers to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of its products, the change in the cost to procure steel from the source, and the change in our recovery of offal. The Company's strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has risen, so have the scrap metal markets as they are highly correlated. The Company blanks and processes steel for some of its customers on a toll processing basis. Under these arrangements, the Company charges a tolling fee for the operations that it performs without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.
For the Company's aluminum and magnesium die casting operations, CastLight® brands, the cost of aluminum and magnesium may be handled in one of two ways. The primary method is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by the Company and its customers.

Critical Accounting Policies
Preparation of the Company’s financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and in the accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s following financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on the Company’s best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

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

Pre-production and development costs.  The Company enters into contractual agreements with certain customers for tooling. All such tooling contracts relate to parts that the Company will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either current or non-current.

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

Impairment of Long-lived Assets. In accordance with ASC 360, "Property, Plant, and Equipment", the Company assesses long-lived assets held and used (such as property, plant and equipment and other assets) for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the group of assets. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the group of assets exceeds the fair value of the group of assets. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases. The Company recorded an impairment charge of $41 related to restructuring initiatives at a focus plant during the six months ended April 30, 2017. See Notes to the Condensed Consolidated Financial Statements, Note 4, for a discussion of the impairment charges recorded in the six months ended April 30, 2017 and 2016, respectively. The Company continues to assess impairment to long-lived assets based on expected orders from the Company’s customers and current business conditions.

Intangible Assets. Intangible assets with definitive lives are amortized over their estimated useful lives. The Company amortizes its acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to 15 years. See Note 10 to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

The Company performs analysis of indefinite-lived intangible assets which are included as a component of the annual impairment of long-lived assets. An impairment analysis of definite-lived intangible assets is performed when indicators of potential impairment exist.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $27,557 as of April 30, 2017, or 4.5% of its total assets, and approximately $27,490 as of October 31, 2016, or 4.4% of its total assets.

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

Additionally, the Company reviews specific large insurance claims to determine whether there is a need for additional accrual on a case-by-case basis. Changes in the claim lag periods and the specific occurrences could materially impact the required accrual balance period-to-period. The Company carries excess insurance coverage for group insurance and workers’ compensation claims exceeding a range of $160-170 and $115-500 per plan year, respectively, dependent upon the location where the claim is incurred. At April 30, 2017 and October 31, 2016, the amount accrued for group insurance and workers’ compensation claims was $4,207 and $5,114, respectively. The self-insurance reserves established are a result of safety statistics, changes in employment levels, number of open and active workers’ compensation cases, and group insurance plan design features. The Company does not self-insure for any other types of losses.

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

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, the Company does not estimate a forfeiture rate at the time of grant instead the Company elected to recognize share-based compensation expense when actual forfeitures occur.

The restricted stock and restricted stock units are valued based upon a 20-day Exponential Moving Average as of the Friday prior to the grant of an award. In addition, the Company does not estimate a forfeiture rate at the time of grant instead the Company elected to recognize share-based compensation expense when actual forfeitures occur.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For its U.S. operations, the Company uses the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2016, the resulting discount rate from the use of the Principal Curve was 3.70%, a decrease of 0.50% from a year earlier that contributed to a increase of the benefit obligation of approximately $51. A change of 25 basis points in the discount rate at October 31, 2016 would increase expense on an annual basis by approximately $10 or decrease expense on an annual basis by approximately $14.

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

Foreign Currency Translation. Two of the Company's Mexican subsidiaries (Shiloh De Mexico S.A. DE C.V. and Shiloh International, S.A. DE C.V.), its Netherlands holding company, its Swedish holding company, and all U.S. subsidiaries have the functional currency of the U.S. dollar. All other entities have their respective local currency as their functional currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the condensed consolidated statements of operation.

Results of Operations
Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

REVENUES. Sales for the second quarter of fiscal 2017 were $273,031 compared to sales of $284,264 in the second quarter of fiscal 2016, a decrease of $11,233, or 4.0%. Foreign currency translation negatively impacted revenue by $2,495. In addition, volume changes in North American and European automotive, light truck and commercial vehicle negatively impacted revenue by $5,855 as well as a change in the contractual relationship of certain customer sales from owned steel to consigned steel of $2,883.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2017 was $33,216, an increase of $6,935, compared to gross profit of $26,281 in the second quarter of fiscal 2016. Gross profit as a percentage of sales was 12.2% for the second quarter of 2017 and 9.2% for the second quarter of 2016, an improvement of 300 basis points. Product mix shift and scrap pricing favorably impacted gross profit by $10,487 and $3,541, respectively. In addition, gross profit was favorably impacted by a decrease in labor and benefits of $4,605 and repairs, maintenance and other of $876 offset by an increase in depreciation from recent investments and utilities $1,341.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $21,695 and $16,992 in the second quarter of fiscal 2017 and 2016, respectively. As a percentage of sales, these expenses were 7.9% of sales for the second quarter of fiscal 2017 and 6.0% of sales for the second quarter of fiscal 2016. The increase reflects the Company's continued investments in human capital of $3,773 and expenses related to cost saving initiatives of $1,364 offset by a decrease of $434 in other administrative expenses.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $564 for the second quarter of 2017 was consistent with amortization of intangible assets expense of $565 in the second quarter of 2016.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2017 was $4,200, compared to interest expense of $4,520 during the second quarter of fiscal 2016. The decrease in interest expense was the result of lower average borrowed funds and lower borrowing rates which were offset by an increase in amortization of deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $241,354 during the second quarter of fiscal 2017 and the weighted average interest rate was 4.59%. In the second quarter of fiscal 2016, borrowed funds averaged $272,974 and the weighted average interest rate of debt was 4.94%.

OTHER EXPENSE / INCOME. Other expense, net was $205 for the second quarter of fiscal 2017 and other income, net was $365 for the second quarter of fiscal 2016. Other expense, net reflects the result of currency transaction gains and losses realized by the Company's Asian, European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in the second quarter of fiscal 2017 was an expense of $2,323 on a income before taxes of $6,552 for an effective tax rate of 35.5%. The provision for income taxes in the second quarter of fiscal 2016 was an expense of $364 on income before taxes of $4,573 for an effective tax rate of 8.0%. The effective tax rate for the three months ended April 30, 2017 and 2016 varies from statutory rate primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, and other permanent items.

NET INCOME. Net income for the second quarter of fiscal 2017 was $4,229, or $0.24 per share, diluted compared to net income for the second quarter of fiscal 2016 of $4,209, or $0.24 per share, diluted.

Results of Operations
Six Months Ended April 30, 2017 Compared to the Six Months Ended April 30, 2016

REVENUES. Sales for the first six months of fiscal 2017 were $520,969 compared to first six months of fiscal 2016 sales of $535,319, a decrease of $14,350. Foreign currency translation negatively impacted revenue by $4,357. In addition, volume changes in North American and European automotive, light truck and commercial vehicle negatively impacted revenue by $3,175 as well as a change in the contractual relationship of certain customer sales from owned steel to consigned steel of $6,818.

GROSS PROFIT. Gross profit for the first six months of fiscal 2017 was $57,016 compared to gross profit of $42,170 in the first six months of fiscal 2016, an increase of $14,846. Gross profit as a percentage of sales was 10.9% in the first six months of fiscal 2017 and 7.9% in the first six months of fiscal 2016, an improvement of 300 basis points. Product mix shift and scrap pricing favorably impacted gross profit by $17,996 and $6,609, respectively. In addition, gross profit was favorably impacted by a decrease in labor and benefits and maintenance and repairs of $6,599 offset by an increase in depreciation from recent investments and other manufacturing of $2,008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $41,883 and $34,336 in the first six months of fiscal 2017 and 2016, respectively, an increase of $7,547. As a percentage of sales, these expenses were 8.0% of sales in the first six months of fiscal 2017 and 6.4% of sales in the first six months of fiscal 2016. The increase reflects the Company's continued investments in human capital of $5,964 and expenses related to cost saving initiatives of $2,329 offset by a decrease of $746 in other administrative expenses.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $1,129 for the first six months of 2017 was consistent with amortization of intangible assets expense of $1,129 for the first six months of 2016.

ASSET IMPAIRMENT CHARGES. Asset impairments of $41 were recorded during the first six months of fiscal 2017 related to restructuring initiatives and assets impairments of $273 were record during the first six months of fiscal 2016 related to the sale of a building.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2017 was $9,012, compared to interest expense of $8,872 during the first six months of fiscal 2016. The increase in interest expense was the result of higher average rates and amortization of increased deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $247,217 during the first six months of fiscal 2017 and the weighted average interest rate was 4.84%. In the first six months of fiscal 2016, borrowed funds averaged $282,300 and the weighted average interest rate of debt was 4.79%.

OTHER EXPENSE. Other expense, net was $495 for the first six months of fiscal 2017 and other expense, net was $31 in the first six months of fiscal 2016. Both are the result of currency transaction gains and losses realized by the Company's Asian, European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes for the first six months of fiscal 2017 was an expense of $2,247 on income before taxes of $4,458 for an effective tax rate of 50.4%. The provision for income taxes for the first six months of fiscal 2016 was a benefit of $1,547 on loss before income taxes of $2,465 for an effective tax rate of 62.8%. The effective tax rate for the six months ended April 30, 2017 and 2016 was higher than statutory rate primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, and changes in tax laws.

NET INCOME / LOSS. Net loss for the first six months of fiscal 2017 was $2,211, or $0.12 per share, diluted. Net loss for the first six months of fiscal 2016 was $918 or $0.05 per share, diluted.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At April 30, 2017, total debt was $244,287 and total equity was $139,616, resulting in a capitalization rate of 63.6% debt, 36.4% equity. Current assets were $288,313 and current liabilities were $200,350, resulting in positive working capital of $87,963.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Six Months Ended April 30,		2017 vs. 2016
	2017	2016	change
Net cash provided by operating activities	$33,907	$32,911	$996
Net cash used in investing activities	$(17,341)	$(9,026)	$(8,315)
Net cash used in financing activities	$(14,258)	$(33,060)	$18,802

Net Cash Provided by Operating Activities:

	Six Months Ended April 30,
	2017	2016
Operational cash flow before changes in operating assets and liabilities	$24,763	$19,945

Changes in operating assets and liabilities:
Accounts receivable	1,769	11,978
Inventories	860	(2,106)
Prepaids and other assets	6,248	6,209
Payables and other liabilities	(125)	(5,344)
Accrued income taxes	392	2,229
Total change in operating assets and liabilities	$9,144	$12,966

Net cash provided by operating activities	$33,907	$32,911

Cash flow from operations before changes in operating assets and liabilities were $24,763 and $19,945 for the six months ended April 30, 2017 and 2016, respectively. The increase of $4,818 was mainly driven by higher earnings in the first six months of 2017 compared to the first six months of 2016.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash inflows from changes in operating assets and liabilities were $9,144 and $12,966 for the six months ended April 30, 2017 and 2016, respectively, and were positively impacted by working capital initiatives.

•
Cash inflows from changes in accounts receivable for the six months ended April 30, 2017 and 2016, were $1,769 and $11,978, respectively. The cash inflows were due to continuing efforts in collecting receivables and the lower level of revenues in 2017.

•
Cash inflows from changes in inventory for the six months ended April 30, 2017 was $860 compared to a cash outflow of $2,106 for the six months ended April 30, 2016. The decrease was primarily driven by improvements in inventory management.

•
Cash inflows from changes in prepaids and other assets for the six months ended April 30, 2017 and 2016, were $6,248 and $6,209, respectively, resulting from improved cash flow alignment of customer reimbursed tooling awards.

•
Cash outflows from changes in payables and other liabilities for the six months ended April 30, 2017 and 2016 were $125 and $5,344, respectively, resulting from the matching of terms with the Company's customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling.

•
Cash inflows from changes in accrued income taxes for the six months ended April 30, 2017 and 2016, were $392 and $2,229, respectively. The changes were driven primarily by an increase in the federal income tax accrual as a result of an increase in pre-tax income.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the six months ended April 30, 2017 and 2016 was $17,341 and $9,026, respectively, and consisted of capital expenditures. The expenditures are attributed to projects for new awards and product launches.

Net Cash Used For Financing Activities:

Net cash used in financing activities was $14,258 and $33,060 during the six months ended April 30, 2017 and 2016, respectively, for funding working capital and to pay down debt. As of April 30, 2017, the Company's long-term indebtedness was $242,808.

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

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to the Company's pro forma compliance with financial covenants. On April 30, 2017, the second committed reduction of $7,500 decreased the existing revolver commitments to $347,500, subject to the Company's proforma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.50% to 4.0% and of 0.50% to 3.0% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of April 30, 2017, and October 31, 2016.

After considering letters of credit of $6,054 that the Company has issued, unused commitments under the Credit Agreement were $102,046 at April 30, 2017.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.

The Company continues to closely monitor the business conditions affecting the automotive industry. In addition, the Company closely monitors its working capital position to ensure adequate funds for operations. The Company anticipates that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $4,887 over the next five years.

Other Debt:

On August 1, 2016, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 1.96% and requires monthly payments of $95 through May 2017. As of April 30, 2017, $95 of principal remained outstanding under this agreement and was classified as current debt in the Company’s condensed consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2017, $741 remained outstanding under this agreement and $520 was classified as current debt and $221 was classified as long term debt in the Company’s condensed consolidated balance sheets.

The Company maintains capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of April 30, 2017, the present value of minimum lease payments under its capital leases amounted to $4,051.

Derivatives:

On February 25, 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes the Company’s future interest payments at 2.74% plus the applicable rate (defined above), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, the Company designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. The Company determined the mark-to-market adjustment for the interest rate swap to be gains of $225 and $1,344, net of tax, for the three and six months ended April 30, 2017, respectively, and a gain of $10 and a loss of $470 which is reflected in other comprehensive income. The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and fiscal 2016 resulted in realized losses of $368 and $786 of interest expense related to the interest rate swap settlements for the three and six months ended April 30, 2017, respectively and $332 and $666 for the three and six months ended April 30, 2016, respectively.

Scheduled repayments of debt for the next five years are listed below:

April 30, 2017	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2018	$—	$520	$864	$95	$1,479
2019	—	221	835	—	1,056
2020	239,400	—	425	—	239,825
2021	—	—	1,927	—	1,927

Total	$239,400	$741	$4,051	$95	$244,287

Other

In March 2017, the Company filed a shelf registration statement on Form S-3 with the SEC.  The shelf registration statement allows the Company to sell from time to time up to $175 million of common stock, preferred stock, debt securities, or warrants comprised of any combination of these securities, for its own account in one or more offerings.  The shelf registration statement is intended to provide the Company flexibility to conduct sales of its registered securities, subject to market conditions and the future capital needs of the Company.  The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

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

Interest Rate Risk

At April 30, 2017, the Company had total debt, excluding capital leases, of $240,236, consisting of a revolving line of credit of floating rate debt of $239,400 (99.7%) and fixed rate debt of $836 (0.3%). Assuming no changes in the monthly average revolver debt levels of $241,354 for the quarter ended April 30, 2017, the Company estimates that a hypothetical change of 100 basis points in the LIBOR and base rate would impact on interest expense by approximately $2,394 in additional expense.
During 2014, the Company entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of the Company's Credit Agreement to manage interest rate exposure on the Company’s floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016 . The Company recognized $368 and $786 of interest expense related to the interest rate swap for the three and six months ended April 30, 2017.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	April 30,	October 31,
	Location	2017	2016
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(2,815)	$(5,036)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of operations and condensed consolidated statement of comprehensive income for the six months ended April 30, 2017:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Net Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,344	Interest expense	$786

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
The Company derived 81.9% of its sales in the United States and 18.1% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
In addition, to the transaction-related gains and losses that are reflected within the results of operations, the Company is subject to foreign currency translation risk, as the financial statements for its subsidiaries are measured and recorded in the respective subsidiary's functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the condensed consolidated statement of other comprehensive income.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company's management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company's PEO, PFO and PAO concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2017 due to the material weakness described below.

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

Company management initiated a plan to remediate the deficiencies described above to enhance its internal control over financial reporting. With detailed oversight, management implemented the following corrective actions prior to and during the second quarter of fiscal 2017:

•
Management replaced one key operational leader, and removed one key financial leader. The current country controller continued his capacity as the interim plant controller. To fill the plant controllership, an employment offer was extended and accepted with a planned start date in the third fiscal quarter. Management continues to evaluate additional changes, as needed.

•	Third party accounting professionals have been contracted to provide daily assistance with accounting activities, month-end closing processes and other accounting related procedures.

•	Management increased fiscal oversight, including additional detailed reviews by corporate accounting personnel of balance sheet activity and account reconciliations throughout remediation and beyond.

•	Reinforcement of key internal controls continues through the Company’s oversight and review activities, as well as cross-facility utilization of personnel.

Management will continue to evaluate the Company’s system of internal controls to determine if additional controls should be designed and implemented to address the material weakness identified above.

The Company is committed to maintaining a strong internal control environment and believes its remediation efforts represent significant improvement in controls. The control environment and identified key controls in effect will be reevaluated by Internal Audit and remediation steps are expected to continue throughout the third quarter of fiscal 2017.

Changes in Internal Control Over Financial Reporting

Except as described above in connection with the Company's corrective actions, there were no other changes in the Company's internal control over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

Note 18, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes in the Company's risk factors disclosed in Item 1A of its Annual Report on Form 10-K for the year ended October 31, 2016.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
4.1	Form of Indenture	S-3	333-216571	March 9, 2017	4.1

10.1	Agreement on Terms and Conditions of Stock Award - Director Restricted Stock Award					X

10.2	Agreement on Terms and Conditions of RSU Award - Director Restricted Stock Unit					X

10.3	Agreement on Terms and Conditions of Stock Award - Employee Restricted Stock Award					X

10.4	Agreement on Terms and Conditions of Cash Incentive Award - Employee Cash Incentive Award					X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ W. Jay Potter
W. Jay Potter
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: June 1, 2017

EXHIBIT INDEX

Shiloh Industries, Inc.

Form 10-Q for the Quarterly Period Ended April 30, 2017

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
4.1	Form of Indenture	S-3	333-216571	March 9, 2017	4.1

10.1	Agreement on Terms and Conditions of Stock Award - Director Restricted Stock Award					X

10.2	Agreement on Terms and Conditions of RSU Award - Director Restricted Stock Unit					X

10.3	Agreement on Terms and Conditions of Stock Award - Employee Restricted Stock Award					X

10.4	Agreement on Terms and Conditions of Cash Incentive Award - Employee Cash Incentive Award					X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.