Form 10-Q
period 2017-07-31
SHILOH INDUSTRIES INC
filed 2017-08-29
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
Number of shares of Common Stock outstanding as of August 28, 2017 was 23,123,792.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	July 31, 2017	October 31, 2016

ASSETS
Cash and cash equivalents	$14,271	$8,696
Investment in marketable securities	177	174
Accounts receivable, net of allowance for doubtful accounts of $686 and $790 at July 31, 2017 and October 31, 2016, respectively	156,465	183,862
Related-party accounts receivable	359	1,235
Prepaid income taxes	3,260	1,653
Inventories, net	62,234	60,547
Prepaid expenses and other assets	32,377	36,986
Total current assets	269,143	293,153
Property, plant and equipment, net	267,465	265,837
Goodwill	28,126	27,490
Intangible assets, net	15,593	17,279
Deferred income taxes	6,318	9,974
Other assets	8,241	12,696
Total assets	$594,886	$626,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,427	$2,023
Accounts payable	148,089	158,514
Other accrued expenses	44,298	40,824
Accrued income taxes	395	1,686
Total current liabilities	194,209	203,047
Long-term debt	177,276	256,922
Long-term benefit liabilities	23,508	23,312
Deferred income taxes	10,371	4,734
Interest rate swap agreement	2,702	5,036
Other liabilities	849	588
Total liabilities	408,915	493,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,123,792 and 17,614,057 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively	231	176
Paid-in capital	112,034	70,403
Retained earnings	118,902	118,673
Accumulated other comprehensive loss, net	(45,196)	(56,462)
Total stockholders’ equity	185,971	132,790
Total liabilities and stockholders’ equity	$594,886	$626,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Net revenues	$256,847	$248,832	$777,816	$784,151
Cost of sales	227,992	224,922	691,945	718,071
Gross profit	28,855	23,910	85,871	66,080
Selling, general and administrative expenses	21,251	17,546	63,134	51,882
Amortization of intangible assets	565	566	1,694	1,695
Asset impairment	—	—	41	273
Operating income	7,039	5,798	21,002	12,230
Interest expense	3,785	4,645	12,797	13,517
Interest income	(1)	—	(3)	(6)
Other expense	798	487	1,293	518
Income (loss) before income taxes	2,457	666	6,915	(1,799)
Provision (benefit) for income taxes	4,439	1,344	6,686	(203)
Net income (loss)	$(1,982)	$(678)	$229	$(1,596)
Income (loss) per share:
Basic income (loss) per share	$(0.11)	$(0.04)	$0.01	$(0.09)
Basic weighted average number of common shares	18,559	17,614	18,048	17,614
Diluted income (loss) per share	$(0.11)	$(0.04)	$0.01	$(0.09)
Diluted weighted average number of common shares	18,559	17,614	18,073	17,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Net income (loss):	$(1,982)	$(678)	$229	$(1,596)
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	380	310	1,080	930
Income tax provision	(140)	(112)	(420)	(336)
Total defined benefit pension plans & other post retirement benefits, net of tax	240	198	660	594
Marketable securities
Unrealized gain (loss) on marketable securities	(20)	(58)	28	(233)
Income tax benefit (provision)	7	20	(10)	75
Reclassification of other-than-temporary impairment losses on marketable securities included in net income (loss)	435	—	435	—
Total marketable securities, net of tax	422	(38)	453	(158)
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	(218)	(797)	1,217	(2,201)
Income tax benefit (provision)	(42)	131	(919)	399
Reclassification adjustments for settlement of derivatives included in net income (loss)	329	436	1,115	1,102
Change in fair value of derivative instruments, net of tax	69	(230)	1,413	(700)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	6,815	(2,655)	8,740	(768)
Reclassification adjustments for settlement of foreign currency included in net income	—	218	—	367
Unrealized gain (loss) on foreign currency translation	6,815	(2,437)	8,740	(401)
Comprehensive income (loss), net	$5,564	$(3,185)	$11,495	$(2,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$229	$(1,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,946	28,385
Asset impairment, net	41	273
Amortization of deferred financing costs	2,495	1,873
Deferred income taxes	7,202	7,672
Stock-based compensation expense	1,372	784
(Gain) loss on sale of assets	474	(76)
Other than temporary impairment on marketable securities	695	—
Changes in operating assets and liabilities:
Accounts receivable	30,260	39,749
Inventories	(698)	(5,635)
Prepaids and other assets	6,191	5,383
Payables and other liabilities	(6,810)	(25,913)
Prepaid and accrued income taxes	(2,879)	(1,379)
Net cash provided by operating activities	69,518	49,520
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,564)	(18,023)
Net proceeds from sale of (investment in) joint venture	1,170	(1,500)
Proceeds from sale of assets	7,515	1,350
Net cash used for investing activities	(23,879)	(18,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(646)	(541)
Proceeds from long-term borrowings	117,700	102,900
Repayments of long-term borrowings	(196,984)	(141,874)
Payment of deferred financing costs	(221)	(308)
Proceeds from exercise of stock options	78	—
Proceeds from the issuance of common stock	40,236	—
Net cash used for financing activities	(39,837)	(39,823)
Effect of foreign currency exchange rate fluctuations on cash	(227)	(48)
Net increase (decrease) in cash and cash equivalents	5,575	(8,524)
Cash and cash equivalents at beginning of period	8,696	13,100
Cash and cash equivalents at end of period	$14,271	$4,576

Supplemental Cash Flow Information:
Cash paid for interest	$10,305	$11,543
Cash paid for (refund of) income taxes	$1,538	$(5,702)

Non-cash Activities:
Capital equipment included in accounts payable	$3,554	$2,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except number of shares and per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh Industries," "us," "our" or "we"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Revenues and operating results for the three and nine months ended July 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Revision of Prior Period Financial Statements

In the fourth quarter of fiscal 2016, we became aware of immaterial errors in certain balance sheet accounts at one of our manufacturing facilities. An assessment concluded that the errors were not material, individually or in the aggregate, to any prior period consolidated financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the prior period consolidated financial statements have been revised (the "Revision") in the applicable consolidated financial statements. We concluded that a revision of prior period consolidated financial statements was appropriate the next time they were reported, since the correction of errors would have been material if recorded in fiscal year 2016. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the errors, individually and in the aggregate, were not material to prior periods, the financial statements for the three and nine months ended July 31, 2016, included herein, have been revised to correct for the impact of these items. Unless otherwise indicated, the condensed consolidated financial information as of and for the three and nine months ended July 31, 2017 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following tables summarize the effects of the Revision on the condensed consolidated statements of operations:

	Three Months Ended July 31, 2016
Statement of Operations	As Reported	Adjustment	As Adjusted
Cost of sales	$224,575	$347	$224,922
Gross profit	24,257	(347)	23,910
Operating income	6,145	(347)	5,798
Other expense	486	1	487
Income before income taxes	1,014	(348)	666
Provision for income taxes	1,363	(19)	1,344
Net loss	$(349)	$(329)	$(678)
Loss per share:
Basic loss per share	$(0.02)	$(0.02)	$(0.04)
Diluted loss per share	$(0.02)	$(0.02)	$(0.04)

	Nine Months Ended July 31, 2016
Statement of Operations	As Reported	Adjustment	As Adjusted
Cost of sales	$719,135	$(1,064)	$718,071
Gross profit	65,016	1,064	66,080
Selling, general and administrative expenses	52,122	(240)	51,882
Asset impairment	—	273	273
Operating income	11,199	1,031	12,230
Loss before income taxes	(2,830)	1,031	(1,799)
Benefit for income taxes	(479)	276	(203)
Net loss:	$(2,351)	$755	$(1,596)
Loss per share:
Basic loss per share	$(0.13)	$0.04	$(0.09)
Diluted loss per share	$(0.13)	$0.04	$(0.09)

The following table summarizes the effects of the Revision on the condensed consolidated statements of cash flows:

	Nine Months Ended July 31, 2016
Statement of Cash Flows	As Reported	Adjustment	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,351)	$755	$(1,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,307	78	28,385
Changes in operating assets and liabilities:
Accounts receivable	39,662	87	39,749
Inventories	(5,921)	286	(5,635)
Prepaids and other assets	6,260	(877)	5,383
Payables and other liabilities	(26,593)	680	(25,913)
Prepaid and accrued income taxes	(1,655)	276	(1,379)
Net cash provided by operating activities	48,235	1,285	49,520
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,238)	215	(18,023)
Investment in joint venture	—	(1,500)	(1,500)
Net cash used for investing activities	(16,888)	(1,285)	(18,173)

Note 2—New Accounting Standards

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2017-09 Compensation - Stock Compensation (Topic 718)
This amendment clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The amendment should be adopted on a prospective basis.
October 1, 2018 with early adoption permitted.
We do not expect the adoption of these provisions to have a significant impact on the Company's consolidated condensed financial statements as it is not our practice to change either the terms or conditions of share-based payment awards once they are granted.

ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This amendment requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The amendments should be adopted on a retrospective basis.
		Second quarter of fiscal year ending October 31, 2018.	We do not expect the adoption of these provisions to have a significant impact on the Company's consolidated statement of financial position or financial statement disclosures.
ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This amendment eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The amendment should be applied on a prospective basis.
		First quarter of fiscal year ending October 31, 2021	We have early adopted these provisions and any impact will be reflected in the Company's consolidated financial statements.
ASU 2014-09 Revenue from Contracts with Customers
The amendments require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments should be applied on either a full or modified retrospective basis, which clarifies existing accounting literature relating to how and when a company recognizes revenue. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During fiscal 2016, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.
First quarter of fiscal year ending October 31, 2019
We are planning a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to our revenue stream. The Company has not selected a transition date or method nor have we determined the effect of the standard to our consolidated financial statements.

ASU 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
This amendment's intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.
		First quarter of fiscal year ending October 31, 2018	We are currently evaluating the impact that the adoption of these provisions will have on the Company's consolidated financial statements.
ASU 2016-02 Leases
This amendment requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption.
		First quarter of fiscal year ending October 31, 2020 with early adoption permitted.	We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on the Company's consolidated condensed financial statements.
ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities
This amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of the Company's equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income ("OCI"). The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet in year of adoption.
		First quarter of fiscal year ending October 31, 2019 with early adoption permitted.	We do not expect the adoption of these provisions to have a significant impact on the Company's consolidated statement of financial position or financial statement disclosures.
ASU 2015-11 Inventory	This amendment simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The amendment should be applied on a prospective basis.	First quarter of fiscal year ending October 31, 2018.	We do not expect the adoption of these provisions to have a significant impact on the Company's consolidated statement of financial position or financial statement disclosures.

Note 3—Asset Impairment and Restructuring Charges

We recorded an asset impairment charge of $41 during the first nine months of 2017 related to restructuring initiatives and recorded asset impairments of $273 during the first nine months of fiscal 2016 related to the sale of a building.

Note 4—Marketable Securities

On March 11, 2014, we entered into a manufacturing agreement with Velocys, plc ("Velocys"). As part of the agreement, we invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which was being amortized. The agreement was terminated on March 30, 2017. In May 2017, we considered the decline in market value of our investment in Velocys to be other than temporary and recognized an other than temporary impairment loss of $695, which was recorded within other expense in our condensed consolidated statement of operations.

Note 5—Related Party Receivables

We had sales to MTD Products Inc. and its affiliates of $1,151 and $4,369 for the three and nine months ended July 31, 2017, respectively, and $1,099 and $3,184 for the three and nine months ended July 31, 2016, respectively. At July 31, 2017 and October 31, 2016, we had related party receivable balances of $359 and $1,235, respectively, due from MTD Products Inc. and its affiliates.

Note 6—Inventories
Inventories consist of the following:

	July 31, 2017	October 31, 2016
Raw materials	$25,341	$26,367
Work-in-process	17,165	16,149
Finished goods	19,728	18,031
Total inventory	$62,234	$60,547

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $4,540 and $2,946 at July 31, 2017 and October 31, 2016, respectively.

Note 7—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	July 31, 2017	October 31, 2016
Tooling (1)	$13,235	$19,792
Prepaid expenses and other assets	12,642	10,694
Assets held for sale	6,500	6,500
Total	$32,377	$36,986

(1) Development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next twelve months and are reimbursable by the customer upon successful delivery and approval of an engineered part.

We invested in manufacturing equipment for one of our facilities. During the fourth quarter of fiscal 2016, we determined that a need no longer existed for this type of equipment and is currently recorded as a current asset held for sale. We are actively working with the supplier to identify a buyer.

Note 8—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2017	October 31, 2016
Land and improvements	$11,357	$11,358
Buildings and improvements	119,045	117,291
Machinery and equipment	519,290	505,768
Furniture and fixtures	21,669	18,200
Construction in progress	46,100	37,612
Total, at cost	717,461	690,229
Less: Accumulated depreciation	449,996	424,392
Property, plant and equipment, net	$267,465	$265,837

Depreciation expense was $10,281 and $8,896 for the three months ended July 31, 2017 and 2016, respectively, and $29,252 and $26,690 for the nine months ended July 31, 2017 and July 31, 2016, respectively.

Capital Leases:

	July 31, 2017	October 31, 2016
Leased Property:
Machinery and equipment	$7,265	$7,295
Less: Accumulated depreciation	2,259	1,781
Leased property, net	$5,006	$5,514

Total obligations under capital leases and future minimum rental payments to be made under capital leases at July 31, 2017 are as follows:

Twelve Months Ending July 31,
2018	$904
2019	763
2020	416
2021	2,009
4,092
Plus amount representing interest ranging from 3.05% to 3.77%	387
Future minimum rental payments	$4,479

Note 9—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the nine months ended July 31, 2017 are as follows:

Balance October 31, 2016	$27,490
Foreign currency translation	636
Balance July 31, 2017	$28,126

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the nine months ended July 31, 2017 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2016	$12,975	$2,768	$47	$1,377	$112	$17,279
Amortization expense	(1,000)	(578)	(12)	(92)	(12)	(1,694)
Foreign currency translation	8	—	—	—	—	8
Balance July 31, 2017	$11,983	$2,190	$35	$1,285	$100	$15,593

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	13.2	17,572	$(5,589)	$11,983
Developed technology	7.3	5,007	(2,817)	2,190
Non-compete	2.3	824	(789)	35
Trade Name	14.8	1,875	(590)	1,285
Trademark	10.0	166	(66)	100
		$25,444	$(9,851)	$15,593
Total amortization expense was $565 and $1,694 for the three and nine months ended July 31, 2017, respectively, and $566 and $1,695 three and nine months ended July 31, 2016. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ending July 31,
2018	$2,158
2019	1,819
2020	1,706
2021	1,702
2022	1,702
Thereafter	6,506
$15,593

Note 10—Financing Arrangements
Debt consists of the following:

	July 31, 2017	October 31, 2016
Credit Agreement—interest rate of 4.41% at July 31, 2017 and 5.14% at October 31, 2016	$174,000	$252,900
Equipment security note	611	996
Capital lease obligations	4,092	4,388
Insurance broker financing agreement	—	661
Total debt	178,703	258,945
Less: Current debt	1,427	2,023
Total long-term debt	$177,276	$256,922

At July 31, 2017, we had total debt, excluding capital leases, of $174,611, consisting of a revolving line of credit under the Credit Agreement (as defined below) of floating rate debt of $174,000 and fixed rate debt of $611. The weighted average interest rate of all debt was 4.65% and 4.86% for the nine months ended July 31, 2017 and July 31, 2016, respectively.

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

On July 31, 2017, we executed the Seventh Amendment (the "Amendment") which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Amendment also enhances our ability to take advantage of customer supply chain finance programs.

On October 28, 2016, we executed the Sixth Amendment which increases the permitted consolidated leverage ratio for periods beginning after July 31, 2016; increases the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017; modifies various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions, and makes other ministerial updates.

On October 30, 2015, we executed a Fifth Amendment which increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, we executed a Fourth Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitment of $360,000, subject to the Company's pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to pro forma compliance with financial covenants. On April 30, 2017, the second committed reduction of $7,500 decreased the existing revolver commitments to $347,500, subject to proforma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provided for an interest rate margin on LIBOR loans of 1.50% to 4.00% and of 0.50% to 3.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants as of July 31, 2017 and October 31, 2016.

After considering letters of credit of $6,054 that we have issued, unused commitments under the Credit Agreement were $167,446 at July 31, 2017.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 65% of the stock of our foreign subsidiaries.

Other Debt:

On September 2, 2013, we entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2017, $611 remained outstanding under this agreement and $523 was classified as current debt and $88 was classified as long-term debt in our condensed consolidated balance sheets.

We maintain capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of July 31, 2017, the present value of minimum lease payments under our capital leases amounted to $4,092.

Derivatives:

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the Company’s floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest payments at 2.74% plus the applicable margin as provided in the Fifth Amendment discussed above, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. We determined the mark-to-market adjustment for the interest rate swap to be gains of $69 and $1,413, net of tax, for the three and nine months ended July 31, 2017, respectively, and losses of $230 and $700, net of tax, for the three and nine months ended July 31, 2016, respectively which is reflected in other comprehensive income (loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and fiscal 2016 resulted in realized losses of $329 and $1,115 of interest expense related to the interest rate swap settlements for the three and nine months ended July 31, 2017, respectively and $436 and $1,102 for the three and nine months ended July 31, 2016, respectively.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2018	$—	$523	$904	$1,427
2019	—	88	764	852
2020	174,000	—	416	174,416
2021	—	—	2,008	2,008
Total	$174,000	$611	$4,092	$178,703

Note 11—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three and nine months ended July 31, 2017 and 2016 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
Interest cost	$821	$892	$3	$4
Expected return on plan assets	(864)	(1,142)	—	—
Amortization of net actuarial loss	377	310	2	3
Net periodic cost	$334	$60	$5	$7

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Interest cost	$2,462	$2,675	$9	$12
Expected return on plan assets	(2,592)	(3,426)	—	—
Amortization of net actuarial loss	1,131	930	8	9
Net periodic cost	$1,001	$179	$17	$21

We were not required and therefore did not contribute to our U.S. pension plans during the three and nine months ended July 31, 2017 and as required, made one contribution of $950 to pension plans during the nine months ended July 31, 2016. No further contributions for the remainder of fiscal 2017 are required.

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For our Polish operations, the pension obligations for the fiscal year ended 2017 are expected to be $1,070 based on actuarial reports. The Polish operations recognized $42 and $119 of expense for the three and nine months ended July 31, 2017 and $26 and $78 for the three and nine months ended July 31, 2016, respectively.

Note 12—Common Stock

On July 19, 2017, the Company issued 5,250,000 shares of common stock in connection with an equity offering. We raised a total of $40,236, net of underwriting discounts and offering costs of $3,077. The proceeds from the offering were used to repay outstanding indebtedness under the revolving credit facility. The offering was made pursuant to a Shelf Registration Statement, with a proposed maximum aggregate offering price of $175,000.

Note 13—Stock Incentive Compensation (amounts in thousands except number of shares and per share data)
Stock Incentive Compensation falls under the scope of FASB ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires us to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For stock options, we have elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon our historical experience. For restricted stock and restricted stock units, we are computing fair value based on a twenty day Exponential Moving Average ("EMA") as of the close of business the Friday preceding the award date.
2016 Equity and Incentive Compensation Plan
Long-Term / Annual Incentives
On March 9, 2016, stockholders approved and adopted the 2016 Equity and Incentive Compensation Plan ("2016 Plan") which replaced the Amended and Restated 1993 Key Employee Stock Incentive Program. The 2016 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and our subsidiaries (i) option rights, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of option and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.

The following table summarizes the Company’s Incentive Plan activity for the nine months ended July 31, 2017 and 2016:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA (1)	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA (1)	Weighted Average Remaining Contractual Life

November 1, 2015	90,666	$9.70	4.10	124,255	$13.77	2.28	—	—
Granted	—	—		312,251	4.30		21,539	$4.17
Options exercised or restricted stock vested	—	—		(25,959)	16.53		—	—
Forfeited or expired	(1,000)	12.04		(5,817)	5.71		—	—
July 31, 2016	89,666	$9.67	3.34	404,730	$6.40	2.00	21,539	$4.17	1.84

November 1, 2016	89,666	$9.67	3.04	376,340	$6.11	1.83	21,539	$4.17
Granted	—	—		245,932	7.93		29,253	8.62
Options exercised or restricted stock vested	(8,000)	9.79		(158,512)	5.71		(13,574)	4.17
Forfeited or expired	(23,500)	13.38		(4,893)	9.20		—	—
July 31, 2017	58,166	$8.16	2.78	458,867	$7.19	1.78	37,218	$7.67	2.10
(1) 20-day EMA effective with commencement of the 2016 Plan on March 9, 2016.
The Company recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and nine months ended July 31, 2017 and 2016 as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Restricted stock (1)	$505	$319	$1,286	$761
Restricted stock units	33	14	86	23
Total	$538	$333	$1,372	$784
(1) Includes $76 of additional expense from the impact of early adopting ASU 2016-09 for the three and nine months ended July 31, 2017.
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three and nine months ended July 31, 2017 and 2016.
Stock options were exercised during the three and nine months ended July 31, 2017. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At both July 31, 2017 and July 31, 2016, the exercise price of some of our stock option grants were higher than the market value of the our stock. At July 31, 2016, the exercise price of some of our stock option grants were higher than the market value of the Company's stock. At July 31, 2017 and July 31, 2016, the options outstanding and exercisable had an intrinsic value of $81 and $183, respectively.
Restricted Stock Awards - The grant date fair value of each restricted stock award equals the fair value of our common stock based on a 20 day exponential moving average as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of July 31, 2017, there was approximately $2,489 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.

Restricted Stock Units - The grant date fair value of each restricted stock unit equals the fair value of our common stock based on a 20 day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of July 31, 2017, there was approximately $221 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

Cash Incentive Award Agreements - Under the provisions of the 2016 Plan, we granted certain awards pursuant to Cash Incentive Award Agreements to approximately 12 executives on March 10, 2016. Additional awards were granted on December 14, 2016 to approximately 70 executives and director level employees. These awards were designed to provide the individuals with an incentive to participate in the long-term success and growth of the Company. The Cash Incentive Award Agreements provide for cash-based awards that vest upon payment. The awards granted on March 10, 2016 will be paid after October 31, 2019 if certain performance goals are achieved. The awards granted on December 14, 2016 will be paid after October 31, 2020 if certain performance goals are achieved. These awards are also subject to payment upon a change in control or termination of employment, if certain performance goals are achieved. One half of the awards will be based on 3-year return on capital employed and 3-year adjusted EBITDA goals, which could range from 0% to 200% based on the achievement of performance goals. These awards represent unfunded, unsecured obligations of the Company.

During the three and nine months ended July 31, 2017, we recorded expense related to these awards of $203 and $485, respectively. At July 31, 2017, we had a liability of $485 related to these awards and is presented as other non-current liabilities in the condensed consolidated balance sheets.

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the nine months ended July 31, 2017 and 2016, approximately 7,000 and 481,000 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

(Shares in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Net income (loss) available to common stockholders	$(1,982)	$(678)	$229	$(1,596)
Basic weighted average shares	18,559	17,614	18,048	17,614
Effect of dilutive securities:
Restricted share units and stock options (1)	—	—	25	—
Diluted weighted average shares	18,559	17,614	18,073	17,614
Basic income (loss) per share	$(0.11)	$(0.04)	$0.01	$(0.09)
Diluted income (loss) per share	$(0.11)	$(0.04)	$0.01	$(0.09)
(1) Due to a loss for the for the three months ended July 31, 2017 and the three and nine months ended July 31, 2016, no restricted share awards and units are included because the effect would be anti-dilutive.

Note 14—Other Fair Value of Financial Instruments

The methods that we use may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at July 31, 2017 and July 31, 2016 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2016:
Interest Rate Swap Contracts	$(5,036)	$—	$(5,036)	Income Approach
Marketable Securities	174	—	174	Income Approach
July 31, 2017:
Interest Rate Swap Contracts	(2,702)	—	(2,702)	Income Approach
Marketable Securities	$177	$177	$—	Market Approach
We calculate the fair value of our interest rate swap contracts, using quoted interest rate curves, to calculate forward values, and then discounts the forward values.
The discount rates for all derivative contracts are based on quoted swap interest rates or bank deposit rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from our counterparties.
We calculate the fair value of our marketable securities by using the closing stock price on the last business day of the quarter.

Note 15—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended July 31, 2017 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (2)	Interest Rate Swap Adjustment (3)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at April 30, 2017	$(32,239)	$(435)	$(1,768)	$(18,300)	$(52,742)
Other comprehensive income (loss)	240	(13)	(260)	6,815	6,782
Amounts reclassified from accumulated other comprehensive loss	—	435	329	—	764
Net current-period other comprehensive income (loss)	240	422	69	6,815	7,546
Balance at July 31, 2017	$(31,999)	$(13)	$(1,699)	$(11,485)	$(45,196)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the nine months ended July 31, 2017 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (2)	Interest Rate Swap Adjustment (3)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2016	$(32,659)	$(466)	$(3,112)	$(20,225)	$(56,462)
Other comprehensive income (loss)	660	18	298	8,740	9,716
Amounts reclassified from accumulated other comprehensive loss	—	435	1,115	—	1,550
Net current-period other comprehensive income (loss)	660	453	1,413	8,740	11,266
Balance at July 31, 2017	$(31,999)	$(13)	$(1,699)	$(11,485)	$(45,196)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with cost of sales included in the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with other expense included in the statements of operations.
(3) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with interest expense included in the statements of operations.

Note 16—Business Segment Information
For the nine months ended July 31, 2017, we conducted our business and reported our information as one operating segment - Automotive and Commercial Vehicles. The Chief Operating Decision Maker has been identified as a member of the Senior Leadership Team, which includes all Vice Presidents plus the Chief Executive Officer of the Company. This team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 19.3% and 18.5% for the three and nine months ended July 31, 2017, respectively and 16.6% and 16.9% for the three and nine months ended July 31, 2016, respectively.

	Three Months Ended July 31,		Nine Months Ended July 31,
	Revenues		Revenues
Geographic Region:	2017	2016	2017	2016
United States	$207,187	$207,485	$633,950	$651,526
Europe	$41,808	$32,766	119,980	105,571
Rest of World	$7,852	$8,581	23,886	27,054
Total Company	$256,847	$248,832	$777,816	$784,151

	Three Months Ended July 31,		Nine Months Ended July 31,
	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
Geographic Region:	2017	2016	2017	2016
Europe	$(143)	$230	$(175)	$189
Rest of World	$314	$245	$(90)	$258
The foreign currency gain (loss) is included as a component of other expense in the condensed consolidated statements of operations.
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	July 31, 2017	October 31, 2016
United States	$237,195	$243,225
Europe	54,680	48,709
Rest of World	19,309	18,672
Total Company	$311,184	$310,606

Note 17—Income Taxes

We are required to adjust its effective tax rate each quarter based upon its estimated annual effective tax rate. We must also record the tax impact of discrete items, including changes in judgment about valuation allowance and effects of changes in tax laws or rates, in the interim period in which they occur. Jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefits can be recognized are excluded from the estimated annual effective tax rate.

The provision for income taxes for the three months ended July 31, 2017 was an expense of $4,439 on a pretax income of $2,457 for an effective tax rate of 180.7%. The provision for income taxes for the three months ended July 31, 2016 was an expense of $1,344 on a pretax income of $666 for an effective tax rate of 201.8%.

The effective tax rate for the three months ended July 31, 2017 and 2016 varies from the statutory rate primarily due to establishment of valuation allowance against certain foreign deferred tax assets, certain foreign losses without tax benefits, and tax return to provision adjustments.

The provision for income taxes for the nine months ended July 31, 2017 was an expense of $6,686 on a pretax income of $6,915 for an effective tax rate of 96.7%. The provision for income taxes for the nine months ended July 31, 2016 was a benefit of $203 on a pretax loss of $1,799 for an effective tax rate of 11.3%.

The effective tax rate for the nine months ended July 31, 2017 and 2016 varies from statutory rate primarily due to establishment of valuation allowance against certain foreign deferred tax assets, certain foreign losses without tax benefits, and tax return to provision adjustments.

Note 18—Commitments and Contingencies

Litigation:
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of our officers (the President and Chief Executive Officer and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that we issued inaccurate information to investors about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased our common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016. The District Court rendered an opinion and order granting our motion to dismiss the lawsuit on March 23, 2017. On April 6, 2017, the plaintiffs filed a motion for reconsideration of the dismissal order. We, in opposition to the plaintiff's motion, filed a motion for consideration of the dismissal on April 20, 2017 and the plaintiffs filed a reply motion in opposition for reconsideration on April 27, 2017. On July 7, 2017, the District Court denied the Plaintiffs’ request to vacate the District Court’s March 23, 2017 order of dismissal and granted the Plaintiff’s request to further amend their complaint. The Plaintiffs filed their Second Amended Complaint on August 4, 2017.

A shareholder derivative lawsuit was filed on April 1, 2016 in the Court of Common Pleas, Medina County, Ohio against the Company's President and Chief Executive Officer and Vice President of Finance and Treasurer and members of our Board of Directors. The lawsuit claims in part that the defendants breached their fiduciary duties owed to the Company by failing to exercise appropriate oversight over our accounting controls, leading to the accounting issues and the restatement announced in September 2015.  The complaint seeks a judgment against the individual defendants and in favor of the Company for money damages, plus miscellaneous non-monetary relief.  On May 2, 2016, the Court entered a stipulated order staying this case pending the outcome of the Motion to Dismiss in the securities class action lawsuit described in the previous paragraph.
In addition, from time to time, we are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. We vigorously defend ourselves against such claims. In future periods, the Company could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claims, we do not expect that our legal proceedings or claims will have a material impact on our future consolidated financial condition, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Certain statements made by Shiloh Industries set forth in this Quarterly Report on Form 10-Q regarding our operating performance, events or developments that we believe or expect to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in our expectations of future operating results are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements.

Listed below are some of the factors that could potentially cause actual results to differ materially from expected future results.

•	our ability to accomplish our strategic objectives;

•	our ability to obtain future sales;

•	changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities;

•	costs related to legal and administrative matters;

•	our ability to realize cost savings expected to offset price concessions;

•	our ability to successfully integrate acquired businesses, including businesses located outside of the United States;

•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products;

•	inefficiencies related to production and product launches that are greater than anticipated;

•	changes in technology and technological risks;

•	work stoppages and strikes at our facilities and that of our customers or suppliers;

•	our dependence on the automotive and heavy truck industries, which are highly cyclical;

•	the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions affecting car and light truck production;

•	regulations and policies regarding international trade;

•	financial and business downturns of our customers or vendors, including any production cutbacks or bankruptcies;

•	increases in the price of, or limitations on the availability of aluminum, magnesium or steel, our primary raw materials, or decreases in the price of scrap steel;

•	the successful launch and consumer acceptance of new vehicles for which we supply parts;

•	the impact on financial statements of any known or unknown accounting errors or irregularities; and the magnitude of any adjustments in restated financial statements of our operating results;

•
the occurrence of any event or condition that may be deemed a material adverse effect under our outstanding indebtedness or a decrease in customer demand which could cause a covenant default under our outstanding indebtedness;

•	pension plan funding requirements; and

•	other factors besides those listed here could also materially affect our business.
See "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 for a more complete discussion of these risks and uncertainties. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this Quarterly Report on Form 10-Q.
We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing this Quarterly Report on Form 10-Q. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents we file from time to time with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

General

Shiloh Industries is a global innovative solutions provider to the automotive, commercial vehicle and other industrial markets with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment.  Shiloh Industries offers the broadest portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and is uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys.  We design and manufacture components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore™ acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components.  Additionally, we provide a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. We have over 3,600 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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
Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. Our revenues were dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in July 2017), Europe and North America production volumes for the three and nine months ended July 31, 2017 and 2016 were as follows:

Production Volumes	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Europe	5,637	5,449	16,772	16,279
North America	4,268	4,272	12,917	12,935
Total	9,905	9,721	29,689	29,214

Europe:
Increase from prior year	188		493
% Increase from prior year	3.5%		3.0%
North America
Decrease from prior year	(4)		(18)
% Decrease from prior year	(0.1)%		(0.1)%
Total
Increase from prior year	184		475
% Increase from prior year	1.9%		1.6%

Europe:

Production in Europe continues to improve, although mixed at times.  Production volumes were up for the three and nine months ended July 31, 2017. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region.

North America:

 Production in North America, and specifically in the US, is remaining steady. Production volumes were down slightly for both the three and nine months ends July 31, 2017. We remain confident of improvements in the overall economy, including labor force expansion, housing starts, rising interest rates and automotive sales.  The impact the new administration will have on the economy going forward is still uncertain.  Vehicle production continues to improve overall, tempered periodically by platform changeovers and dealership inventory adjustments.

We operate in an extremely competitive industry, driven by global vehicle production volumes. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to demand periodic cost reductions that require us to assess, redefine and improve operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives designed to meet challenges of the industry and to achieve our strategy for sustainable global profitable growth.

Capacity utilization levels are very important to profitability because of the capital-intensive nature of our operations. We continue to adapt our capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. We employ new technologies to differentiate our products from our competitors and to achieve higher quality and productivity. We believe that we have sufficient capacity to meet current and expected manufacturing needs.

Most of the steel purchased for our BlankLight®and StampLight® brands is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. We pay for the steel based on these negotiated prices and passes on those costs to the customer. Although we take ownership of the steel, our customers are responsible for all steel price fluctuations under these programs. We also purchase steel directly from domestic primary steel producers and steel service centers. Current demand for construction and oil industry related steel products and stable automotive production have helped the market rebound from historic lows with steel pricing stabilizing.  We have seen recent gradual downward pricing pressure since the rise, but this is likely related to historic seasonal pricing weakness as domestic summer shutdown periods are approaching. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of its products, the change in the cost to procure steel from the source, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has risen, so have the scrap metal markets as they are highly correlated. We blank and process steel for some of our customers on a toll processing basis. Under these arrangements,we charge a tolling fee for the operations that we perform without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.
For our aluminum and magnesium die casting operations, CastLight® brands, the cost of aluminum and magnesium may be handled in one of two ways. The primary method is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indices. The second method is to adjust prices monthly based on a referenced metal index plus additional material cost spreads agreed to by us and our customers.

Critical Accounting Policies
Preparation of our financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and in the accompanying notes. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. We have identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s following financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on our best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

Revenue Recognition. We recognizes revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. We record revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. We enter into contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers. We primarily record tooling revenues and costs net in cost of sales at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between us and customers and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

Pre-production and development costs.  We enter into contractual agreements with certain customers for tooling. All such tooling contracts relate to parts that we will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets we determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either current or non-current.

Income Taxes. We utilize the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. We assess both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. We recognize liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, additional taxes will be required. We report interest and penalties related to uncertain income tax positions as income taxes.

Business Combinations. We include the results of operations of the businesses that it acquires as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Intangible Assets. Intangible assets with definitive lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to 15 years. See Note 9 to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

We perform analysis of indefinite-lived intangible assets which are included as a component of the annual impairment of long-lived assets. An impairment analysis of definite-lived intangible assets is performed when indicators of potential impairment exist.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was approximately $28,126 as of July 31, 2017, or 4.7% of its total assets, and approximately $27,490 as of October 31, 2016, or 4.4% of its total assets.

In accordance with ASC 350, "Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, product brand level specific events and cost factors. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit's fair value or the carrying amount of its net assets. We place more weight on the events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform a quantitative goodwill impairment test.

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

Share-Based Payments. We record compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. We have elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and has utilized historical weighted average volatility. We determine the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between three months and four years.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, we do not estimate a forfeiture rate at the time of grant instead we elected to recognize share-based compensation expense when actual forfeitures occur.

The restricted stock and restricted stock units are valued based upon a 20-day Exponential Moving Average as of the Friday prior to the grant of an award. In addition, we do not estimate a forfeiture rate at the time of grant instead we elected to recognize share-based compensation expense when actual forfeitures occur. We recognized an additional expense of $76 for the early adoption of ASU 2016-09.

U.S. Pension and Other Post-retirement Costs and Liabilities. We have recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations for its U.S. operations. The pension plans were frozen in November of 2006 and therefore contributions are not allowed. The determination of our pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. We determine these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For our U.S. operations, we use the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2016, the resulting discount rate from the use of the Principal Curve was 3.70%, a decrease of 0.50% from a year earlier that contributed to a increase of the benefit obligation of approximately $51. A change of 25 basis points in the discount rate at October 31, 2016 would increase expense on an annual basis by approximately $10 or decrease expense on an annual basis by approximately $14.

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

Our investment policy for assets of the plans is to maintain an allocation generally of 0% to 70% in equity securities, 0% to 70% in debt securities, and 0% to 10% in real estate. Equity security investments are structured to achieve an equal balance between growth and value stocks. We determine the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. Our investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

For the year ended October 31, 2016, the actual return on pension plans’ assets for all of our plans approximated 3.12%, which is lower than the expected rate of return on plan assets of 7.50% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, historically we have conservatively contributed to the defined benefit plans and therefore contributions for fiscal 2017 are not required until second quarter of 2018, and that pension expense will increase in fiscal 2017.

Results of Operations
Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

REVENUES. Revenues for the third quarter of fiscal 2017 were $256,847 compared to revenues of $248,832 in the third quarter of fiscal 2016, an increase of $8,015, or 3.2%. Volume changes in European automotive and light truck positively impacted revenues by $7,919. In addition, volume changes in North American and European commercial vehicle positively impacted revenue by $4,674. North American automotive and light truck volume changes and the change in the contractual relationship of certain customer sales from owned steel to consigned steel negatively impacted revenues by $7,609 which was offset by a revenues from prototype production and other of $3,031.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2017 was $28,855, an increase of $4,945, compared to gross profit of $23,910 in the third quarter of fiscal 2016. Gross profit as a percentage of sales was 11.2% for the third quarter of 2017 and 9.6% for the third quarter of 2016, an improvement of 160 basis points. With the increase in revenues, cost of sales included changes in production volumes and product mix of $367 to support the higher level of sales. In addition, gross profit was unfavorably impacted by an increase in human capital of $767 and other overhead expenses and depreciation of $1,936.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $21,251 and $17,546 in the third quarter of fiscal 2017 and 2016, respectively. As a percentage of sales, these expenses were 8.3% of sales for the third quarter of fiscal 2017 and 7.1% of sales for the third quarter of fiscal 2016. The increase reflects our continued investments in human capital of $3,190 and an increase in depreciation of $948 offset by a decrease of $433 in other administrative expenses.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $565 for the third quarter of 2017 was consistent with amortization of intangible assets expense of $566 in the third quarter of 2016.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2017 was $3,785, compared to interest expense of $4,645 during the third quarter of fiscal 2016. The decrease in interest expense was the result of lower average borrowed funds and lower borrowing rates which were offset by an increase in amortization of deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $211,529 during the third quarter of fiscal 2017 and the weighted average interest rate was 3.72%. In the third quarter of fiscal 2016, borrowed funds averaged $264,203 and the weighted average interest rate of debt was 5.01%.

OTHER EXPENSE. Other expense, net was $798 and $487 for the third quarter of fiscal 2017 and 2016, respectively., an increase of $311. Other expense, net reflects an unfavorable impact from an other-than-temporary-impairment of marketable securities and other non-operating expenses $957 of offset by a favorable impact from currency transaction gains of $646 realized by our Asian, European and Mexican subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes in the third quarter of fiscal 2017 was an expense of $4,439 on a income before taxes of $2,457 for an effective tax rate of 180.7%. The provision for income taxes in the third quarter of fiscal 2016 was an expense of $1,344 on income before taxes of $666 for an effective tax rate of 201.8%. The effective tax rate for the three months ended July 31, 2017 and 2016 varies from statutory rate primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets, and tax return to provision adjustments.

NET LOSS. Net loss for the third quarter of fiscal 2017 was $1,982, or $0.11 per share, diluted compared to net loss for the third quarter of fiscal 2016 of $678, or $0.04 per share, diluted.

Results of Operations
Nine Months Ended July 31, 2017 Compared to the Nine Months Ended July 31, 2016

REVENUES. Revenues for the first nine months of fiscal 2017 were $777,816 compared to first nine months of fiscal 2016 revenues of $784,151, a decrease of $6,335. Foreign currency translation negatively impacted revenue by $4,678. In addition, volume changes in North American automotive and light truck negatively impacted revenue by $13,190 as well as a change in the contractual relationship of certain customer revenues from owned steel to consigned steel of $10,533. European automotive and light truck and European and North American commercial vehicle volume changes positively impacted revenue by $12,794 and $5,313, respectively. Also favorably impacting revenues were an increase in prototype revenues and other of $3,959.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2017 was $85,871 compared to gross profit of $66,080 in the first nine months of fiscal 2016, an increase of $19,791. Gross profit as a percentage of sales was 11.0% in the first nine months of fiscal 2017 and 8.4% in the first nine months of fiscal 2016, an improvement of 260 basis points. Product mix shift favorably impacted gross profit by $23,469. In addition, gross profit was favorably impacted by a decrease in labor and benefits and maintenance and repairs of $7,810 offset by an increase in depreciation from recent investments and other manufacturing of $5,153.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $63,134 and $51,882 in the first nine months of fiscal 2017 and 2016, respectively, an increase of $11,252. As a percentage of sales, these expenses were 8.1% of sales in the first nine months of fiscal 2017 and 6.6% of sales in the first nine months of fiscal 2016. The increase reflects our continued investments in human capital of $9,154 and expenses related to cost saving initiatives of $2,038 and investments in infrastructure costs of $959 offset by a decrease of $899 in other administrative expenses.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $1,694 for the first nine months of 2017 was consistent with amortization of intangible assets expense of $1,695 for the first nine months of 2016.

ASSET IMPAIRMENT CHARGES. Asset impairments of $41 were recorded during the first nine months of fiscal 2017 related to restructuring initiatives and assets impairments of $273 were record during the first nine months of fiscal 2016 related to the sale of a building.

INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2017 was $12,797, compared to interest expense of $13,517 during the first nine months of fiscal 2016. The decrease in interest expense was the result of lower average borrowed funds and lower borrowing rates which were offset by an increase in amortization of deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $230,106 during the first nine months of fiscal 2017 and the weighted average interest rate was 4.58%. In the first nine months of fiscal 2016, borrowed funds averaged $276,883 and the weighted average interest rate of debt was 4.86%.

OTHER EXPENSE. Other expense, net was $1,293 and $518 for the first nine months of fiscal 2017 and 2016, respectively, an increase of $775. Other expense, net reflects an unfavorable impact from an other-than-temporary-impairment of marketable securities and other non-operating expenses of $958 offset by a favorable impact from currency transaction gains of $183 realized by our Asian, European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes for the first nine months of fiscal 2017 was an expense of $6,686 on income before taxes of $6,915 for an effective tax rate of 96.7%. The provision for income taxes for the first nine months of fiscal 2016 was a benefit of $203 on loss before income taxes of $1,799 for an effective tax rate of 11.3%. The effective tax rate for the nine months ended July 31, 2017 and 2016 varies from statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets, and tax return to provision adjustments.

NET INCOME / LOSS. Net income for the first nine months of fiscal 2017 was $229, or $0.01 per share, diluted. Net loss for the first nine months of fiscal 2016 was $1,596 or $0.09 per share, diluted.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At July 31, 2017, total debt was $178,703 and total equity was $185,971, resulting in a capitalization rate of 49.0% debt, 51.0% equity. Current assets were $269,143 and current liabilities were $194,209, resulting in positive working capital of $74,934.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Nine Months Ended July 31,		2017 vs. 2016
	2017	2016	change
Net cash provided by operating activities	$69,518	$49,520	$19,998
Net cash used in investing activities	$(23,879)	$(18,173)	$(5,706)
Net cash used in financing activities	$(39,837)	$(39,823)	$(14)

Net Cash Provided by Operating Activities:

	Nine Months Ended July 31,
	2017	2016
Operational cash flow before changes in operating assets and liabilities	$43,454	$37,315

Changes in operating assets and liabilities:
Accounts receivable	30,260	39,749
Inventories	(698)	(5,635)
Prepaids and other assets	6,191	5,383
Payables and other liabilities	(6,810)	(25,913)
Accrued income taxes	(2,879)	(1,379)
Total change in operating assets and liabilities	$26,064	$12,205

Net cash provided by operating activities	$69,518	$49,520

Cash flow from operations before changes in operating assets and liabilities were $43,454 and $37,315 for the nine months ended July 31, 2017 and 2016, respectively. The increase of $6,139 was mainly driven by higher earnings in the first nine months of 2017 compared to the first nine months of 2016.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash inflows from changes in operating assets and liabilities were $26,064 and $12,205 for the nine months ended July 31, 2017 and 2016, respectively, and were positively impacted by working capital initiatives.

•
Cash inflows from changes in accounts receivable for the nine months ended July 31, 2017 and 2016, were $30,260 and $39,749, respectively. The cash inflows were due to continuing efforts in collecting receivables and the lower level of revenues in 2017.

•	Cash outflows from changes in inventory for the nine months ended July 31, 2017 and 2016 were $698 and $5,635, respectively. The decrease was primarily driven by a change in customer mix and delivery.

•
Cash inflows from changes in prepaids and other assets for the nine months ended July 31, 2017 and 2016, were $6,191 and $5,383, respectively, resulting from improved cash flow alignment of customer reimbursed tooling awards.

•
Cash outflows from changes in payables and other liabilities for the nine months ended July 31, 2017 and 2016 were $6,810 and $25,913, respectively, resulting from the matching of terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling.

•
Cash outflows from changes in accrued income taxes for the nine months ended July 31, 2017 and 2016 was $2,879 and$1,379, respectively. The changes were primarily because of the effect of deferred taxes.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the nine months ended July 31, 2017 and 2016 was $23,879 and $18,173, respectively, and consisted of capital expenditures. The expenditures are attributed to projects for new awards and product launches.

Net Cash Used For Financing Activities:

Net cash used in financing activities for the nine months ended July 31, 2017 and 2016 was $39,837 which included $40,236 of net proceeds from the public offering in July 2017, offset by $80,141 for funding working capital and debt payments and $39,823 for the nine months ended July 31, 2016 for funding working capital and to pay down debt. As of July 31, 2017, the Company's long-term indebtedness was $177,276.

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

On July 31, 2017, we executed the Seventh Amendment which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Amendment also enhances our ability to take advantage of customer supply chain finance programs.

On October 28, 2016, we executed the Sixth Amendment which increases the permitted consolidated leverage ratio for periods beginning after July 31, 2016; increases the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017; modifies various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions and makes other ministerial updates.

On October 30, 2015, we executed a Fifth Amendment which increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, we executed a Fourth Amendment that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitment of $360,000, subject to our pro forma compliance with financial covenants, the administrative agent's approval and the Company obtaining commitments for such increase.

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to our pro forma compliance with financial covenants. On April 30, 2017, the second committed reduction of $7,500 decreased the existing revolver commitments to $347,500, subject to our proforma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provided for an interest rate margin on LIBOR loans of 1.50% to 4.00% and of 0.50% to 3.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of July 31, 2017 and October 31, 2016.

After considering letters of credit of $6,054 that we have issued, unused commitments under the Credit Agreement were $167,446 at July 31, 2017.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 65% of the stock of our foreign subsidiaries.

We continue to closely monitor the business conditions affecting the automotive industry. In addition, we closely monitor our working capital position to ensure adequate funds for operations. We anticipate that funds from operations will be adequate to meet the obligations under the Credit Agreement through maturity of the Credit Agreement in September 2019, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $4,703 over the next five years.

Other Debt:

On September 2, 2013, we entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2017, $611 remained outstanding under this agreement and $523 was classified as current debt and $88 was classified as long term debt in our condensed consolidated balance sheets.

We maintain capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2020. As of July 31, 2017, the present value of minimum lease payments under our capital leases amounted to $4,092.

Derivatives:

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest payments at 2.74% plus the applicable margin as provided in the Fifth Amendment discussed above, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. We determined the mark-to-market adjustment for the interest rate swap to be gains of $69 and $1,413, net of tax, for the three and nine months ended July 31, 2017, respectively, and losses of $230 and $700 net of tax, for the three and nine months ended July 31, 2016, respectively which is reflected in other comprehensive income(loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and fiscal 2016 resulted in realized losses of $329 and $1,115 of interest expense related to the interest rate swap settlements for the three and nine months ended July 31, 2017, respectively and $436 and $1,102 for the three and nine months ended July 31, 2016, respectively.

Scheduled repayments of debt for the next five years are listed below:

July 31, 2017	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2018	$—	$523	$904	$1,427
2019	—	88	764	852
2020	174,000	—	416	174,416
2021	—	—	2,008	2,008

Total	$174,000	$611	$4,092	$178,703

Effect of Inflation, Deflation

Inflation generally affects us by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on our condensed consolidated financial results for the past three years.
In periods of decreasing prices, deflation occurs and may also affect the our results of operations. With respect to steel purchases, our purchases of steel through customers' steel buying programs protects recovery of the cost of steel through the selling price of our products. For non-steel buying programs, we align the cost of steel purchases with the related selling price of the product. For our aluminum and magnesium die casting business, the cost of the materials is handled in one of two ways. The primary method is to secure quarterly aluminum and magnesium purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method is to adjust prices monthly, based on a referenced metal index plus additional material cost spreads agreed to by us and our customers.

Item 3.        Qualitative and Quantitative Market Risk Discussion

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk throughout the normal course of our business operations due to purchases of metals, sales of scrap steel, our ongoing investing and financing activities, and exposure to foreign currency exchange rates. As such, we have established policies and procedures to govern our management of market risks.

Commodity Pricing Risk

Steel is the primary raw material used by the Company and a majority of the purchased steel is acquired through various OEM steel buying programs. Buying through the customer steel buying programs mitigates the impact of price fluctuations associated with the procurement of steel. The remainder of our steel purchasing requirements is met through contracts with various steel suppliers. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the "net steel impact" as the combination of the change in steel prices that are reflected in the price of products, the change in the cost to procure steel from the steel sources, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. Although we strive to achieve a neutral net steel impact, we may not always be successful in achieving that goal, in part due to timing difference. The timing of a change in the price of steel may occur in different periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on our product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on its product pricing, our steel costs and the results of our sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. Over the past year, we have been impacted by the price recovered on the sale of offal due to the significant reduction in the North American scrap metal market pricing.

Interest Rate Risk

At July 31, 2017, we had total debt, excluding capital leases, of $174,611, consisting of a revolving line of credit of floating rate debt of $174,000 (99.7%) and fixed rate debt of $611 (0.3%). Assuming no changes in the monthly average revolver debt levels of $211,529 for the quarter ended July 31, 2017, we estimate that a hypothetical change of 100 basis points in the LIBOR and base rate would impact on interest expense by approximately $1,740 in additional expense.
During 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of our Credit Agreement to manage interest rate exposure on our floating rate LIBOR based debt.  The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016 . We recognized $329 and $1,115 of interest expense related to the interest rate swap for the three and nine months ended July 31, 2017.
The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	July 31,	October 31,
	Location	2017	2016
	(Thousands of dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(2,702)	$(5,036)
The following table discloses the effect of the Company's derivative instrument on the condensed consolidated statement of operations and condensed consolidated statement of comprehensive income for the nine months ended July 31, 2017:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Net Income (Effective Portion)

	(Thousands of dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,413	Interest expense	$1,115
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

Currency Exchange Rate Risk
The translated values of revenue and expense from our international operations are subject to fluctuations due to changes in currency exchange rates. Consequently, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we sell or distribute products.
We derived 81.5% of its sales in the United States and 18.5% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, we generally maintain natural hedges within our non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
In addition, to the transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our subsidiaries are measured and recorded in the respective subsidiary's functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the condensed consolidated statement of other comprehensive income (loss).

Inflation
Although we have not experienced a material inflationary impact, the potential for a rise in inflationary pressures could impact certain commodities, such as steel, aluminum and magnesium. Additionally, because we purchase various types of equipment, raw materials, and component parts from our suppliers, they may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of its supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by its suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and Principal Accounting Officer (“PAO”), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our PEO, PFO and PAO concluded that our disclosure controls and procedures were effective as of July 31, 2017.

Previously Disclosed Material Weakness

Management previously reported a material weakness in our internal control over financial reporting in the Annual Report on Form 10-K for the year ended October 31, 2016. Management concluded, based on an independent review, that the key financial controls were ineffective and the financial presentation lacked integrity based on a lack of timely and precise reconciliations of account balances and unsupported journal entries. Management further concluded that the material weakness in financial reporting was isolated to one of our manufacturing facilities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.

Our management initiated a plan to remediate the deficiencies described above to enhance its internal control over financial reporting. With detailed oversight, our management implemented the following corrective actions prior to and during the third quarter of fiscal 2017:

•
Replaced the key operational and financial leadership of the manufacturing facility and moved the country controller back to the oversight capacity. The accounting organization was evaluated and with new staffing has been placed in the facility. Management continues to evaluate additional changes, as needed.

•	Third party contracted accounting professionals continue on-site to provide daily assistance with accounting activities, month-end closing processes and other accounting related procedures.

•	Increased fiscal oversight, including additional detailed reviews by corporate accounting personnel of balance sheet activity and account reconciliations.

•
Reinforcement of key internal controls continues through our oversight and review activities, as well as cross-facility utilization of personnel and Company subject matter experts to provide on-going support, analysis and training.

Management concluded as of July 31, 2017 the remediation plan was successfully implemented and the material weakness as described above relating to the manufacturing facility was remediated.

We are committed to maintaining a strong internal control environment and believe that our remediation efforts represent significant improvement in controls. The control environment and identified key controls in effect will continue to be evaluated through fiscal 2017.

Changes in Internal Control Over Financial Reporting

Except as described above in connection with our corrective actions, there were no other changes in our internal control over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

Note 18, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

Item 1A.    Risk Factors

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Risks Related to Our Business
A downturn in the global economy could harm demand for passenger cars and commercial vehicles that are manufactured with our products and, therefore, could adversely affect our business, financial condition, results of operations, and cash flows.

The level of demand for our products depends primarily upon the level of consumer demand for new vehicles that are manufactured with our products. The global economic recession that began in 2008 had a significant adverse effect on our business, customers and suppliers, and contributed to delayed and reduced purchases of passenger cars and commercial vehicles, including those manufactured with our products. Demand for and pricing of our products is also subject to economic conditions and other factors (e.g., energy costs, fuel costs, climate change concerns, vehicle age, consumer spending and preferences, materials used in production, commodity prices and changing technology) present in the various domestic and international markets in which our products are sold. If the global economy were to experience another significant downturn, depending upon its length, duration and severity, or any other event that results in a reduction of demand for automobiles, our financial condition, results of operations, and cash flows could be materially adversely affected.

Deterioration in the United States and world economies could harm our customers’ and suppliers’ ability to access the capital markets, which may affect our business, financial condition, results of operations, and cash flows.

Disruptions in the capital and credit markets could adversely affect our customers and suppliers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. This financing often comes from securitization markets, which experience severe disruptions during global economic crises. Our suppliers, as well as our customers’ suppliers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to our customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on our customers or suppliers could materially adversely affect us, either through loss of revenues from any of our customers so affected, or due to our inability to meet our commitments without excess expense, as a result of disruptions in supply caused by the suppliers so affected. Financial difficulties experienced by any of our major customers could have a material adverse effect on us if such customer were unable to pay for the products we provide or if we experienced a loss of, or material reduction in, business from such customer. As a result of such difficulties, we could experience lost revenues, significant write-offs of accounts receivable, significant impairment charges, or additional restructurings. In addition, severe financial or other difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis and on similar economic terms the quantity and quality of components we require to produce products. Moreover, severe financial or operating difficulties at any automotive vehicle manufacturer or other significant supplier could have a significant disruptive effect on the entire industry, leading to supply chain disruptions and labor unrest, among other things. These disruptions could force OEMs and, in turn, other suppliers, including us, to shut down or reduce production at plants.

Our inability to obtain and maintain sufficient capital financing may harm our liquidity and financial condition.

Our working capital requirements can vary significantly, depending, in part, on the level, variability and timing of our customers’ production and the payment terms we have with our customers and suppliers. Our liquidity could be adversely affected if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If our available cash flows from operations is not sufficient to fund our ongoing cash needs, we would likely look to our cash balances and borrowing availability under our Credit Agreement to satisfy those needs. We entered into an amendment to the Credit Agreement on July 31, 2017 (the "Amendment"), which, among other things, modifies our investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. In addition, the Amendment also enhances our ability to take advantage of customer supply chain finance programs. There can be no assurance that we will be able to continue to satisfy the financial covenants currently under the Credit Agreement, that we will be able to enter into favorable amendments in the future, that alternative sources of additional capital will be available on satisfactory terms or at all or that we will otherwise continue to have the ability to maintain sufficient capital financing. Insufficient liquidity may increase the risk of not being able to produce products or having to pay higher prices for inputs that may not be recovered in selling prices.

We may pursue acquisitions or strategic alliances that we may not successfully integrate or that may divert management’s attention and resources.
We may pursue acquisitions, joint ventures or strategic alliances in the future. However, we may not be able to identify and secure suitable opportunities. Our ability to consummate and integrate effectively any future acquisitions or enter into strategic alliances on terms that are favorable to us may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary, our ability to obtain financing on satisfactory terms, if at all.
In addition, if a potential acquisition target, joint venture, or strategic alliance candidate is identified, we may fail to enter into a definitive agreement with the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and could potentially disrupt our existing business. The expected synergies and cost savings from acquisitions, joint ventures or strategic alliances may not be realized and we may not achieve the expected results, including the synergies and cost savings we expect to realize. We may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, dilutive issuance of equity securities, costs and contingent liabilities. We may also have to obtain approvals and licenses from the relevant government authorities for such transactions to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may expose us to additional potential risks, including risks associated with:

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
Any of the above risks could significantly impair our ability to manage our business and materially harm our business, results of operations and financial condition.

We may be unable to realize revenues represented by awarded business, which could materially harm our business, financial condition, results of operations, and cash flows.

The realization of future revenues from awarded business is subject to risks and uncertainties, including the number of vehicles that our customers will actually produce, the timing of that production and the mix of options that our customers may choose.

In addition to not having a commitment from our customers regarding the minimum number of products they must purchase from us if we obtain awarded business, the terms and conditions of the agreements with our customers typically provide that they have the contractual right to unilaterally terminate our contracts with only limited notice. If such contracts are terminated by our customers, our ability to obtain compensation from our customers for such termination is generally limited to the direct out-of-pocket costs that we incurred for inventory and not fully reimbursed tooling, and in certain rare instances, not fully depreciated capital expenditures.

We base a substantial part of planning on the anticipated lifetime revenues of particular products. We calculate the anticipated lifetime revenues of a product by multiplying our expected price for a product by the forecasted production volume for that product during the length of time we expect the related vehicle to be in production. We use third-party forecasting services to provide long-term forecasts, which allow us to determine how long a vehicle is expected to be in production. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

Typically, it takes two to three years from the time a manufacturer awards a program until production begins. In many cases, we must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. Our results of operations may be affected due to delay in recovering these types of pre-production costs if our customers cancel awarded business, including cancellation in the event technology supporting the awarded business becomes obsolete.

We are dependent upon large customers for current and future revenues. The loss of all or a substantial portion of our sales to any of these customers or the loss of market share by these customers could materially harm us.

We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during fiscal 2016, FCA and General Motors accounted for 17.1% and 18.2% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may also make fewer sales to major customers for a variety of reasons other than losses of business relationships, including but not limited to: (1) reduced or delayed customer requirements; (2) strikes or other work stoppages affecting production by the customers; or (3) reduced demand for our customers’ products.

In addition, our OEM customers compete intensively against each other and other OEMs. The loss of market share by any of our significant OEMs could have a material adverse effect on our business unless we are able to achieve increased sales to other OEMs.

The failure to be awarded new business for additional content on new or existing vehicle programs or to retain existing business could materially harm our business.

We principally compete for new business at the beginning of the development of new vehicle programs and upon the redesign of existing programs by major OEM customers. New program development generally begins three-to-five years prior to the marketing of the underlying vehicles to the public. Redesign of existing programs begins during the life cycle of a platform, usually at least two-to-three years before the end of the platform’s life cycle. The failure to obtain new business on new programs or to retain or increase business on redesigned existing programs, could adversely affect our business, financial condition, results of operations, and cash flows. In addition, as a result of the relatively long lead times required for many of our structural components, it may be difficult in the short term for us to obtain new revenues to replace any unexpected decline in the sale of existing products.

In addition, a component of our growth strategy is to bid on and be awarded new business for additional content on our customers’ new or existing vehicle programs, while at the same time maintaining existing business that we have a desire to maintain and renew. If we are unable to introduce, differentiate and enhance our product offerings, anticipate industry trends or keep pace with technological developments or if our competitors introduce lower cost and/or differentiated products that are perceived by our customers to compete with ours, we may be unable to grow and maintain our business with our customers, and our business, financial condition and results of operations and cash flows could be materially affected.

Our inability to effectively manage the timing, quality and costs of new program launches could harm our financial performance.

In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could harm our financial condition, operating results and cash flows. Finally, even if we successfully manage the timing, quality and cost of a new program launch with respect to our operations, our customers’ production delays may be caused by other of our customers’ suppliers, which could harm our financial condition, operating results and cash flows.

Automotive production and sales are highly cyclical, which could harm our business, financial condition, results of operations, and cash flows.

The highly cyclical nature of the automotive industry presents a risk that is outside our control and that often cannot be accurately predicted. The cyclical nature depends on general economic conditions and other factors, including interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel costs and the automobile replacement cycle. In addition, customer production changeovers or new program launches may result in altered or delayed production cycles, which may reduce or delay purchases of our products by our customers. As a result, automotive production and sales may fluctuate significantly from year-to-year and such fluctuations may give rise to changes in demand for our products. Our business is directly related to the volume of automotive production and, because it has significant fixed production costs, declines in our customers’ production levels can have a significant adverse effect on our results of operations. Decreases in demand for automobiles generally, or decreases in demand for our products in particular, could materially and harmfully affect our business, financial condition, results of operations, and cash flows.

The automotive industry is seasonal, which could harm our business, financial condition, results of operations, and cash flows.

The automotive industry is seasonal. Some of our largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, our OEM customers in Europe typically shut down operations during portions of July and August and additional periods during the December and January holiday season, while our OEM customers in North America typically close assembly plants for periods in June and July for model year changeovers and for additional periods during the December and January holiday season. During these downturns, our customers will generally reduce the number of production days because of lower demand and reduce excess vehicle inventory. Such seasonality, or unanticipated changes in plant shutdown schedules, could have a material adverse effect on our business, financial condition and results of operations.

Changes in technology and developments within the automotive industry could affect our business, financial condition, results of operations and cash flows.

The automotive industry is undergoing significant change, and we believe that the pace of that change will accelerate in the next several years. Technological changes, including the development of autonomous vehicles, new products and services, new business models or new methods of travel may disrupt the historic business model of the industry, reduce the demand for the purchase of automobiles, and adversely impact the sales of our customers as well as our sales, financial condition, results of operations and cash flows.

A material disruption at one of our manufacturing facilities could prevent it from meeting customer demand, reduce our revenues or negatively affect our results of operations and financial condition.

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

The automotive parts industry is highly competitive. Bankruptcies and consolidation among automotive parts suppliers are reducing the number of competitors, resulting in larger competitors who benefit from purchasing and distribution economies of scale. Our inability to compete with these larger suppliers in the future could result in a reduction of, or inability to increase, revenues, which would harm our business, financial condition, results of operations, and cash flows.

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

We derived 16.7% of our revenue in fiscal year 2016 from our non-U.S. operations. The financial position and results of operations of certain of our international operations are measured using the foreign currency in the jurisdiction of those operations as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income we recognize from our international operations. We cannot predict the effects of exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be harmed. We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm our results of operations. In addition, the portion of our revenue derived from international operations may increase in the future, due to the impact of our acquisitions and overall growth in foreign markets, among other reasons. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.

We are subject to risks related to our international operations.

We sell our products worldwide from our manufacturing and distribution facilities in various regions and countries, including the United States, Mexico, Europe and Asia. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	exposure to changes of trade policies and agreements, including changes in NAFTA (North American Free Trade Agreement) and other international trade agreements;

•	exposure to impact of tariffs or other forms of political incentive systems affecting international trade;

•	exposure to local economic conditions and labor issues;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	currency exchange rate fluctuations;

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	export and import restrictions; and

•	difficulties in penetrating new markets due to established and entrenched competitors.

In addition, changes in general economic or political conditions in the United States or other regions could adversely affect our business.  For example, the new administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including trade agreements among nations, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, tax laws and corporate governance laws, that could have a positive or negative impact on our business. The risks we face in our international operations may intensify if we further develop and expand our international operations.

Significant increases and fluctuations in raw materials pricing could materially harm us without proportionate recovery from our customers.

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

We obtain steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through our customers’ steel buying programs. Under these programs, we purchase steel at the price that our customers negotiated with the steel suppliers. In these cases, we take ownership of the steel; however, our customers are responsible for commodity price fluctuations. If these programs are discontinued by our customers in the future, we would have to purchase materials in the open market, which would subject us to additional market risk. With respect to the steel we purchase in the open market, we use centralized purchasing to purchase raw materials at the lowest competitive prices for the quantity purchased.

For our aluminum and magnesium die casting business, the cost of materials is handled in one of two ways. The primary method is to secure quarterly purchase commitments based on customer releases and then pass the quarterly price changes to those customers utilizing published metal indexes. The second method is to adjust prices monthly or quarterly, based on a referenced metal index plus additional material cost spreads agreed to by us and our customers. While we have been successful in the past recovering a significant portion of raw material costs, there is no assurance that we will continue to do so, or that increases in raw material costs will not adversely impact our business, financial condition, results of operations, and cash flows. In addition, significant increases in raw material prices may cause customers to redesign certain components or use alternative materials, which could result in reduced revenues, which could in turn harm our business, financial condition, results of operations and cash flows.

The volatility of steel prices could materially harm our results of operations.

A by-product of our production process is the generation of offal. We typically sell offal in secondary markets, which are similar to the steel markets. We generally share recoveries from sales of offal with our customers either through scrap sharing agreements, in cases in which we are participating in resale programs, or through product pricing, in cases in which we purchase steel directly from steel suppliers. In either situation, we may be affected by the fluctuation in scrap steel prices, either positively or negatively, in relation to our various customer agreements. As offal prices generally increase and decrease as steel prices increase and decrease, sales of offal may mitigate the impact of the volatility of steel price increases, as well as limit the benefits reaped from steel price declines. Any volatility in offal and steel prices could materially adversely affect our business, financial condition, results of operations, and cash flows.

Disruptions in the automotive supply chain could materially harm our business, financial condition, results of operations, and cash flows.

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

Longer product lives of automotive parts may harm demand for some of our products.

The average useful life of automotive parts may increase due to innovations in products and technologies. As automotive product life cycles lengthen, opportunities to supply components for new programs may occur less frequently, which may reduce demand for some of our products.

Discontinuation of the vehicle models, engines or transmissions for which we manufacture products may harm our business, financial condition and results of operations.

Our typical sales contract provides for supplying a customer with our product requirements for particular programs, rather than manufacturing a specific quantity of components and systems. The initial terms of our sales contracts typically range from one to six years, with automatic renewal provisions that generally result in our contracts running for the life of the program. Our contracts do not require our customers to purchase a minimum number of components or systems. The loss of awarded business or significant reduction in demand for vehicles for which it produces components and systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The hourly workforce in our industry is highly unionized and our business could be harmed by labor disruptions.

As of July 31, 2017, approximately 18% of our U.S. hourly employees and 91% of our non-U.S. employees were unionized. Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be harmed by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our recent history, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.

In addition, many of the hourly employees of Fiat Chrysler Automotive and General Motors in North America and many of their other suppliers are unionized. Vehicle manufacturers, their suppliers and their respective employees in other countries are also subject to labor agreements. A work stoppage or strike at one of our production facilities, at those of a customer, or impacting a supplier of ours or any of our customers, such as the 2008 strike at a Tier 1 supplier that resulted in 30 General Motors facilities in North America being idled for several months, could have a material adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.

We may incur costs related to product warranties, environmental and regulatory matters, legal proceedings and other claims, which could materially harm our financial condition and results of operations.

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

We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us in amounts exceeding any reserves for such matters.

Product recalls by vehicle manufacturers could negatively impact our production levels, which could materially harm our business, financial condition and results of operations.

Historically, there have been significant product recalls by some of the world’s largest vehicle manufacturers. Our risk to recalls of the products we manufacture is generally related to our workmanship on the product as opposed to the material and design of the products, as the design generally belongs to our customers and our parts are produced according to customer specifications. Recalls, whether or not related to claims against us, may result in decreased vehicle production as a result of a manufacturer focusing its efforts on the problems underlying the recall rather than generating new sales volume. In addition, consumers may elect not to purchase vehicles manufactured by the vehicle manufacturer initiating the recall, or by vehicle manufacturers in general, while the recalls persist. We do not maintain insurance in North America for product recall matters, as such insurance is not generally available on acceptable terms. Any reduction in vehicle production volumes, especially by our OEM customers, could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology and a failure of our information technology infrastructure or a breach of our information security could adversely impact our business and operations.

Our operations rely on a number of information technologies to manage, store and support business activities. We have a number of systems, processes and practices in place that are designed to protect against the failure of our systems. We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Despite our efforts to protect sensitive information and confidential and personal data, however, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, disclosure, modification or destruction of proprietary and other key information, production downtimes and operational disruptions, which in turn could adversely affect our results of operations. Our systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of our intellectual property or trade secrets, disclosure, modification or destruction of proprietary and other key information and production downtimes and operational disruptions, which in turn could adversely affect our results of operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Changes in privacy laws, regulations, and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. We may be required to incur significant costs to comply with privacy and data securities laws, rules and regulations. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules and regulations could result in additional cost and liability to us, damage our reputation, inhibit our sales, and adversely affect our business.

If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be harmed.

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

On occasion, we may assert claims against third parties who are taking actions that we believe are infringing our intellectual property rights. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third party intellectual property rights. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. Claims of this sort also could harm our relationships with our customers and might deter future customers from doing business with us. If any such claim were to result in an adverse outcome, we could be required to take actions which may include: expending significant resources to develop or license non-infringing products; paying substantial damages to third parties, including to customers to compensate them for their discontinued use or replacing infringing technology with non-infringing technology; or cessation of the manufacture, use or sale of the infringing products. Any of the foregoing results could have a material adverse effect on our business, financial condition, results of operations, or our competitive position.

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

The loss of our executive officers or key employees may materially harm operations and the ability to manage the day-to-day aspects of our business.

Our future performance substantially depends on our ability to retain and motivate executive officers and key employees. Our ability to manage the day-to-day aspects of our business may be materially harmed with the loss of any of our executive officers or key employees, which have many years of experience with us and within the automotive industry and other manufacturing industries, or if we are unable to recruit qualified personnel. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on our business, financial condition and results of operations.

We are involved from time to time in legal proceedings, claims or investigations, which could have an adverse impact on our business, financial condition, results of operations, and cash flows.

We are involved from time to time in legal proceedings, claims or investigations that could be significant. These are typically claims that arise in the normal course of our business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply with such requirements may materially harm our business, financial condition, results of operations, and cash flows.

We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current facilities, and also may expose us to liability for the conduct of others or for our actions that were not in compliance with all applicable laws at the time these actions were taken or that resulted in contamination. These laws and regulations also may expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. Despite our intentions to be in compliance with all such laws and regulations, we cannot guarantee that we will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our business.

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

Impairment charges relating to our goodwill or long lived assets could adversely affect our financial performance.

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill be periodically evaluated for impairment based upon the fair value. As of July 31, 2017, we had approximately $28,126 of goodwill, or 4.7% of our total assets, that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value which could result in a write-down of goodwill and a reduction of net income. In addition, we have been required to recognize impairment charges for long lived assets. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our long lived assets. Any charges relating to impairments of goodwill or long lived assets may adversely affect our results of operations in the periods recognized.

MTD Holdings Inc. may exercise significant influence over us.

MTD Holdings Inc. and its affiliates owned approximately 34% of our common stock as of July 31, 2017. As a result, MTD Holdings Inc. and its affiliates have significant influence over the vote in any election of directors and thereby its policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with your interests. In addition, MTD Holdings Inc. may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to us or be opposed by other stockholders.

We may incur additional tax expense or become subject to additional tax exposure.

Our provision for income taxes and the cash outlays required to satisfy our income tax obligations in the future could be harmed by changes in the level of earnings in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, changes in our plans to reinvest the earnings of our non-U.S. operations outside the United States and changes in tax laws and regulations. Our income tax returns are subject to examination by federal, state and local tax authorities in the United States and tax authorities outside the United States. The results of these examinations and the ongoing assessments of our tax exposures could also have an adverse effect on our provision for income taxes and the cash outlays required to satisfy our income tax obligations.

Certain of our pension plans are underfunded and we have unfunded post-retirement benefit obligations. Additional cash contributions we may be required to make to our pension plans or amounts we may be required to pay in respect of post-retirement benefit obligations will reduce the cash available for our business.

Certain of our employees in the United States are participants in defined benefit pension plans which we sponsor. As of October 31, 2016, the unfunded amount of our U.S. pension plans was approximately $26,326. While future benefit accruals under our U.S. defined benefit plans were frozen, we may have ongoing obligations to make contributions to our U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended. In addition, we sponsor unfunded post-retirement benefits for a limited number of employees. As of October 31, 2016, the unfunded amount for these post-retirement benefits was approximately $372. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for our business. Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event our pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions it has used to fund such plans).

We may incur material costs related to plant closings, which could materially harm our business, financial condition, results of operations, and cash flows.

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

Regulations related to “conflict minerals” may cause us to incur substantial expenses and otherwise adversely impact our business.

Regulations related to “conflict minerals” may cause us to incur additional expenses and may make our supply chain more complex. In August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals”, which may or may not be mined from the Democratic Republic of Congo and adjoining countries, in their products. These requirements required due diligence efforts beginning in 2013, with initial disclosure requirements which began in 2014. There are significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.

Failure to maintain an effective system of internal control over financial reporting or remediate weaknesses could materially harm our revenues and trading price of the common stock. If we cannot accurately report financial results, stockholder confidence in our ability to pursue business and maintain the trading price of our common stock may be eroded.

Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Based on results of testing during the fourth quarter of fiscal 2016, management identified control deficiencies isolated to one of our manufacturing facilities resulting in corrections of immaterial errors of previously reported financial statements and financial information. Management concluded as of the fourth quarter of fiscal 2016 that, when aggregated, those control deficiencies resulted in a material weakness in financial reporting of the isolated manufacturing facility. Our management, with detailed oversight, immediately initiated and implemented corrective actions beginning in the fourth quarter of fiscal 2016 to remediate the deficiency described above. Management concluded as of the third quarter of fiscal 2017 the remediation plans were successfully implemented and the material weakness as described above isolated to the manufacturing facility was remediated.

We have incurred unanticipated expenses and costs, including audit, legal, consulting and other professional fees, in connection with the correction of immaterial errors of previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting and any further revision or restatement of our financial statements would likely cause us to incur significant additional accounting, legal, consulting and other professional fees and expenses, which would adversely affect our results of operations and financial condition, and could expose us to potential claims and additional risks that could adversely affect our business, results of operations, cash flows and financial condition. If remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or may cause us to adjust previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1
Seventh Amendment Agreement, dated July 31, 2017, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto
		8-K	000-21964	August 1, 2017	10.1

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ W. Jay Potter
W. Jay Potter
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 29, 2017

EXHIBIT INDEX

Shiloh Industries, Inc.

Form 10-Q for the Quarterly Period Ended July 31, 2017

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1
Seventh Amendment Agreement, dated July 31, 2017, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and an L/C Issuer, JPMorgan N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto
		8-K	000-21964	August 1, 2017	10.1

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X