Form 10-K
period 2017-10-31
SHILOH INDUSTRIES INC
filed 2018-01-05
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017	Commission file no. 0-21964
Shiloh Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Steel Drive, Valley City, Ohio 44280
(Address of principal executive offices-zip code)
(330) 558-2600
(Registrant's telephone number, including area code)
——————————————
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
————————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer  ☐ Smaller Reporting Company  ☐ Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $12.30 per share as reported by the Nasdaq Global Market, was approximately $106,810,605. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses and affiliates have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of January 3, 2018 was 23,344,959.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders (the "Proxy Statement").

PART I

SHILOH INDUSTRIES, INC.

Item 1.	Business.

General
Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh," "us," "our" or "we") is a Delaware corporation incorporated in 1993. We are a global innovative solutions provider to the automotive, commercial vehicle and other industrial markets with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. Shiloh, headquartered in Valley City, Ohio, has a global network of manufacturing operations and technical centers in Asia, Europe and North America.

We offer one of the broadest portfolios of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. Shiloh delivers these solutions in body, chassis and powertrain systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEMs in the automotive, commercial vehicle and industrial markets .

    Shiloh operates as one end-customer focused reporting segment.

Products and Manufacturing Processes

We produce components primarily for body, chassis and powertrain systems.

•	Solution materials include aluminum, magnesium, steel, high strength steel alloys and ShilohCore™ acoustic laminates.

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

•
We also perform steel processing services, which include: oiling; leveling; cutting-to-length; multi-blanking; slitting; edge trimming of hot and cold-rolled steel coils; and inventory control services.

Customers

Our customers are primarily in the automotive, commercial vehicle and industrial markets. We work closely with the world’s leading OEM and Tier 1 suppliers and have over 200 customers globally. Our automotive OEM customers include Bayerische Motoren Werke AG ("BMW"), Daimler-Benz AG, Fiat Chrysler Automobiles ("FCA"), Ford Motor Company ("Ford"), General Motors Company ("General Motors"), Honda Motor Co., Ltd ("Honda"), Jaguar Land Rover plc, Nissan Motor Company, Ltd., Porsche AG, Subaru of America, Inc., Tesla Motor Inc., Toyota Motor Corporation and Volvo Car Corporation. Tier 1 customers include Adient, American Axle Manufacturing, Brose Fahrzeugteile GmbH & Co. KG, Eberspaecher Inc., Faurecia, Gestamp, John Bean Technologies AB, International Automotive Components Group Limited, KTH Parts Industries, Inc., Lear Corporation, Linamar Corporation, Magna International, Nexteer Automotive Group Limited and ZF Friedrichshafen AG. The Company’s commercial vehicle and industrial customers include Cummins Inc., Hendrickson International, PACCAR Inc., Scania AB and Volvo AB.

The following customers accounted for more than 10% of our revenues in fiscal 2017, 2016, and 2015:

Customer	2017	2016	2015
General Motors	17.9%	18.2%	15.5%
FCA	15.0%	17.1%	17.4%

Business is awarded as a result of our ability to successfully bid on and win the production and supply of parts for models that will be newly introduced to the market by the OEMs.

Raw Materials
The primary raw materials required for our operations are hot-rolled and cold-rolled coated steel, rolled-aluminum and aluminum and magnesium ingots. We obtain steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers' steel buying programs. Under these programs, we purchase steel at the price that our customers negotiated with their steel suppliers. Our most significant steel suppliers are AK Steel, ArcelorMittal, Kenwal Steel Corporation, Nucor Corporation, SSAB Swedish Steel Corporation, Steel Technologies, Tata Steels and U.S. Steel. We take ownership of the steel in many instances; however, the customers are generally responsible for commodity price fluctuations. Most of the steel owned by us is purchased domestically. A portion of our steel products and processing services are provided to customers on a toll processing basis. Under these arrangements, we charge a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Through centralized purchasing, we attempt to purchase raw materials at the lowest competitive prices for the quantity purchased. The amount of steel available for processing is a function of the production levels of primary steel producers.

For our aluminum and magnesium, used in the CastLight® product brand, the cost of raw materials is adjusted frequently to align with secured purchase commitments based on customer releases or based on referenced metal index plus additional material cost spreads agreed to by us and our customers. Primary aluminum alloys are used in our proprietary "Thin Tech" castings processes, which allow heat treat and enhanced mechanical properties. The primary supplier for the Shiloh is Rio Tinto Alcan. Secondary smelting is the process of recycling aluminum, which has a positive impact environmentally and economically. These types of alloys are used in our conventional die casting process. The secondary aluminum suppliers for the Company include Imperial Aluminum, Real Alloy Holding Incorporated, Spectro Alloy Corporation and Superior Aluminum Alloys. The primary supplier for magnesium alloy for US operations is US Magnesium LLC. For our European operations, magnesium alloy originates from China and is delivered from either Chinese magnesium producers or metal trading companies that conduct business in Europe.

Competition

We compete in the laser welding, stamping, die casting and close-tolerance machining industries. Competitors within our main product brands vary. BlankLight® competitors include numerous metal blanking companies ranging in all sizes, including raw material manufacturers and customers. Welded blank competition in North America is primarily comprised of TWB Company LLC and ArcelorMittal USA. Most laser welded blank competitors are affiliated with raw material or distribution providers. Competition for sales of automotive stamping and assemblies is also intense. Primary StampLight® competitors are Gestamp, L&W, Inc., Flex-n-Gate Corporation, Midway Products Group Inc., Narmco Group and Kirchhoff Automotive Group. CastLight® competitors include Bocar Group, Cosma International (a Magna Company), Georg Fischer, Gnotec AB, KSM Casting Group, Madison Kipp Corporation (MKC), Meridian (subsidiary of Wangfeng Auto Holdings Group), Nemak, Pace Industries, RCM Industries and Ryobi Aluminum Casting (USA), Inc., which are all competing for a growing number of automotive projects. In almost all instances, we compete through our main strategies of "Lightweighting without compromise®" and "Lightweighting with Benefits®", which provides us with the ability to provide solutions that do not compromise part integrity such as performance, safety, sound and efficiency. Development and design optimization to lightweight products allow customers to achieve vehicle weight, fuel economy and/or ride and handling targets while favorably impacting the environment.

Employees
As of October 31, 2017, we had approximately 3,600 employees. Organized labor unions represent approximately 17% of our U.S. hourly employees and approximately 92% of our non-U.S. employees.
Each of our unionized manufacturing facilities has its own labor agreement with its own expiration date. As a result, no contract expiration date affects more than one facility.

Backlog

A significant portion of our business pertains to automobile platforms for various model years. Orders against these platforms are subject to releases by the customer and are not considered firm orders until close to time of shipment. Backlog, therefore, is not a meaningful indicator of future performance.

Seasonality

Our business is moderately seasonal because many North American OEM customers close assembly plants for periods in June and July for model year changeovers and for additional periods during the December and January holiday season. For Europe, July and August and additional periods during December and January are lower volume months due to customer shutdown and the holiday season. Shut-down periods in the rest of world vary by country. Historically, our sales and operating profits have been strongest in the second and fourth quarters. For additional information, refer to our quarterly financial results contained in Note 22 to the Consolidated Financial Statements, included in Item 8 of this report.

Environmental Matters

We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.
We are also subject to laws and regulations that can require the remediation of contamination that exists at current or former facilities. In addition, we are subject to other federal and state laws and regulations regarding health and safety matters. The majority of our production facilities have permits and licenses allowing and regulating air emissions and water discharges. While the Company believes that at the present time its production facilities are in substantial compliance with environmental laws and regulations, these laws and regulations are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on us in the future.
ISO 14001 is a voluntary international standard issued in September 1996 and updated in 2015 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System ("EMS") necessary for an organization to effectively manage its effect on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions.  All of our manufacturing facilities are certified to the ISO 14001 standard. We have completed the certification process at each of our manufacturing facilities to the ISO/TS 16949 standard, which has been the global benchmark for an international quality management system in the automotive industry.  We are in the process of transitioning to the upgraded International Automotive Task Force ("IATF")16949 standard, with our first two audited manufacturing facilities being recommended for certification. The IATF 16949 certification will be a market requirement for doing business in the automotive industry.

Research and Development

 We perform research, development, design and other engineering activities for the following primary reasons:

•	to provide solutions for customers;

•	to integrate our leading technologies into advanced products and processes;

•	to provide engineering support for all of our manufacturing sites; and

•	to provide technological expertise in engineering and design development.

Along with our global manufacturing locations,we maintain technical centers in Asia (Shanghai, China), Europe (Gothenburg, Sweden) and in North America (Valley City, Ohio and Plymouth, Michigan). Furthermore, we have Sales and Engineering Offices in the United Kingdom (Evesham, England) and Germany (Munich).  Each of our business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs.

Intellectual Property

We hold 102 issued patents on a worldwide basis, including 39 granted US patents and in excess of 39 patent applications in process worldwide. Of the approximately 102 issued patents, approximately 28% are in production use and/or are licensed to third parties, and the remaining 72% are being considered for future production use or provide a strategic technological benefit to the us. We do not materially rely on any single patent, nor will the expiration of any single patent materially affect our business. Our current patents expire over various periods into the year 2032. We are actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, our worldwide patent portfolio is materially important to our business because it enables us to achieve technological differentiation from our competitors. We also maintain more than 35 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by us or are licensed to third parties.
Segment and Geographic Information
We conduct our business and report our information as one operating segment - Automotive and Commercial Vehicles. Our chief operating decision maker has been identified as the executive leadership team, which includes certain Vice Presidents, all Senior Vice Presidents plus the Chief Executive Officer of the Company as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.
Financial information regarding Company geographic mix is contained in Note 21 - Business Segment Information of the Notes to Consolidated Financial Statements under Item 8 of this report.
Company Web Site and Access to Filed Reports

Our website is located at http://www.shiloh.com. Under the Investors tab on our website, you can obtain a copy of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we file such material electronically with, or furnishes it to, the Securities and Exchange Commission ("SEC").

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the Securities and Exchange Commission ("SEC") at its Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). We do not incorporate information on the SEC's website into this Annual Report on Form 10-K, and information on the website is not and should not be considered part of this document, unless expressly stated otherwise.

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
Risks Related to Our Business
A downturn in the global economy could harm demand for automotive and commercial vehicles that are manufactured with our products and, therefore, could adversely affect our business, financial condition, results of operations, and cash flows.

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

Our working capital requirements can vary significantly, depending, in part, on the level, variability and timing of our customers’ production and the payment terms we have with our customers and suppliers. Our liquidity could be adversely affected if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If our available cash flows from operations is not sufficient to fund our ongoing cash needs, we would likely look to our cash balances and borrowing availability under our Credit Agreement (as defined hereinafter) to satisfy those needs. In 2013, we and our subsidiaries entered into a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, CIBC Bank, USA, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto. We entered into our eighth amendment to the Credit Agreement on October 31, 2017 (the "Amendment"), which, among other things, provides for an aggregate availability of $350 million, $275 million of which is available to the Company through the Tranche A Facility and $75 million of which is available to the Dutch borrower through the

Tranche B Facility, and eliminates the scheduled reductions in such availability; increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150 million subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase as well as other provisions. There can be no assurance that we will be able to continue to satisfy the financial covenants currently under the Credit Agreement, that we will be able to enter into favorable amendments in the future, that alternative sources of additional capital will be available on satisfactory terms or at all or that we will otherwise continue to have the ability to maintain sufficient capital financing. Insufficient liquidity may increase the risk of not being able to produce products or having to pay higher prices for inputs that may not be recovered in selling prices.

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
We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2017, General Motors and FCA accounted for 17.9% and 15.0% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may also make fewer sales to major customers for a variety of reasons other than losses of business relationships, including but not limited to: (1) reduced or delayed customer requirements; (2) strikes or other work stoppages affecting production by the customers; (3) reduced demand for our customers’ products; or (4) loss of business to competitors.
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

We compete for new business at the beginning of the development of new vehicle programs and upon the redesign of existing programs by major OEM customers. New program development generally begins three-to-five years prior to the marketing of the underlying vehicles to the public. Redesign of existing programs begins during the life cycle of a platform, usually at least two-to-three years before the end of the platform’s life cycle. The failure to obtain new business on new programs or to retain or increase business on redesigned existing programs, could adversely affect our business, financial condition, results of operations, and cash flows. In addition, as a result of the relatively long lead times required for many of our structural components, it may be difficult in the short term for us to obtain new revenues to replace any unexpected decline in the sale of existing products.

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

In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could harm our financial condition, operating results and cash flows. Finally, even if we successfully manage the timing, quality and cost of a new program launch with respect to our operations, our customers’ production delays may be caused by another of our customers’ suppliers, which could harm our financial condition, operating results and cash flows.

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
We derived 19.5% of our revenue in fiscal year 2017 from our non-U.S. operations. The financial position and results of operations of certain of our international operations are measured using the foreign currency in the jurisdiction of those operations as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income we recognize from our international operations. We cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, our results of operations and profitability may be harmed. We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm our results of operations. In addition, the portion of our revenue derived from international operations may increase in the future, due to the impact of its acquisitions and overall growth in foreign markets, among other reasons. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.
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
The U.S. Congress and Trump administration may make substantial changes to fiscal, political, regulation and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.

Changes in general economic or political conditions in the United States or other regions could adversely affect our business.  For example, the new administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, tax laws, corporate governance laws and corporate fuel economy standards, that could have a positive or negative impact on our business. The risks we face in our international operations may intensify if we further develop and expand our international operations.

Significant increases and fluctuations in raw materials pricing could materially harm us without proportionate recovery from our customers.

Significant increases in the cost of certain raw materials used in our products, such as aluminum, steel and magnesium ingot, or the cost of utility services required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. Prices for raw material inputs can be impacted by many factors, including developments in global commodities markets, international trade policies and developments in technology. The amount of steel available for processing is a function of the production levels of primary steel producers. The majority of our magnesium is sourced from China and could be subject to availability, trade policies, and price.

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
As of October 31, 2017, approximately 17% of our U.S. hourly employees and 92% of our non-U.S. employees were unionized. Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be harmed by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our recent history, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.

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
We may incur costs related to product warranties, legal proceedings and other claims, which could materially harm our financial condition and results of operations.

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

Historically, there have been significant product recalls by some of the world’s largest vehicle manufacturers. Our risk to recalls of the products we manufacture is generally related to our workmanship on the product as opposed to the material and design of the products, as the design generally belongs to our customers and our parts are produced according to customer's specifications. Recalls, whether or not related to claims against us, may result in decreased vehicle production as a result of a manufacturer focusing its efforts on the problems underlying the recall rather than generating new sales volume. In addition, consumers may elect not to purchase vehicles manufactured by the vehicle manufacturer initiating the recall, or by vehicle manufacturers in general, while the recalls persist. We do not maintain insurance in North America for product recall matters, as such insurance is not generally available on acceptable terms. Any reduction in vehicle production volumes, especially by our OEM customers, could have a material adverse effect on our business, financial condition and results of operations.
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

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill be periodically evaluated for impairment. As of October 31, 2017, we had $27,859 of goodwill, or 4.5% of our total assets, that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value which could result in a write-down of goodwill and a reduction of net income. In addition, we have been required to recognize impairment charges for long lived assets. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our long lived assets. Any charges relating to impairments of goodwill or long lived assets may adversely affect our results of operations in the periods recognized.

MTD Holdings Inc. may exercise significant influence over us.

MTD Holdings Inc. and its affiliates owned approximately 33.9% of our common stock as of October 31, 2017. As a result, MTD Holdings Inc. and its affiliates have significant influence over the vote in any election of directors and thereby its policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with your interests. In addition, MTD Holdings Inc. may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to us or be opposed by other stockholders.
We may incur additional tax expense or become subject to additional tax exposure.

On December 22, 2017, President Trump signed U.S. tax reform legislation.  Given this date of enactment, our financial statements for the year ended October 31, 2017 do not reflect the impact of this legislation. We are currently undergoing an analysis of the tax reform law and its impact to the financial statements and tax footnote disclosures.  We are also evaluating if the tax reform law will impact the realizability of deferred tax assets and carryforwards.  A more detailed analysis will be completed in our quarterly report for the period in which the law was enacted.
Certain of our pension plans are underfunded and we have unfunded post-retirement benefit obligations. Additional cash contributions we may be required to make to our pension plans or amounts we may be required to pay in respect of post-retirement benefit obligations will reduce the cash available for our business.

Certain of our employees in the United States are participants in defined benefit pension plans which we sponsor. As of October 31, 2017, the unfunded amount of our U.S. pension plans was approximately $19,848. While future benefit accruals under our U.S. defined benefit plans were frozen, we may have ongoing obligations to make contributions to our U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended. In addition, we sponsor unfunded post-retirement benefits for a limited number of employees. As of October 31, 2017, the unfunded amount for these post-retirement benefits was approximately $313. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for our business. Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event our pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions it has used to fund such plans).

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

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting and preparation and fair presentation of financial statements. Because of its inherent internal control limitations, our internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.
In the prior fiscal years, our management-directed testing of the control environment identified material weaknesses. Limited to specific manufacturing facilities, our management initiated and oversaw corrective actions remediating and improving the overall company-wide environment. As a consequence of the identified material weaknesses, we incurred unanticipated expenses and costs, including legal, consulting, and other professional fees, in connection with the respective remediation efforts.
As with inherent limitations, while we have established an effective control environment, future directed testing could potentially identify weaknesses. If remedial measures are insufficient to address potential material weaknesses or significant deficiencies in our internal control environment, our consolidated financial statements may contain material misstatements. Potential corrective actions could include revision or restatement of our financial statements and would likely cause us to incur significant additional accounting, legal, consulting, and other professional fees and expenses. Further, those potential revisions and costs could expose us to potential claims or risks adversely affecting our results of operations, cash flows, and financial condition. Lastly, matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or to adjust previously issued financial data. These potential risks may subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. Overall, these factors could precipitate a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Item 1B.     Unresolved Staff Comments

Not Applicable.

Item 2.	Properties.

We own our principal executive offices, which are located at 880 Steel Drive, Valley City, Ohio 44280.

We maintain 22 manufacturing facilities and eight technical and administrative facilities located in Asia, Europe and North America encompassing approximately 4.0 million square feet. Of the 30 facilities, 15 are leased.

We believe that substantially all of our facilities are well maintained and in good operating condition. Our facilities are considered adequate for present needs and are expected to remain adequate for the near future.

Item 3.	Legal Proceedings.

A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of our officers (the President and Chief Executive Officer and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that we issued inaccurate information to investors about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased our common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016. The District Court rendered an opinion and order granting our motion to dismiss the lawsuit on March 23, 2017. On April 6, 2017, the plaintiffs filed a motion for reconsideration of the dismissal order. We, in opposition to the plaintiff's motion, filed a motion for consideration of the dismissal on April 20, 2017 and the plaintiffs filed a reply motion in opposition for reconsideration on April 27, 2017. On July 7, 2017, the District Court

denied the Plaintiffs’ request to vacate the District Court’s March 23, 2017 order of dismissal and granted the Plaintiff’s request to further amend their complaint. The Plaintiffs filed their Second Amended Complaint on August 4, 2017.  We filed our Motion to Dismiss the Second Amended Compliant on August 18, 2017.  The Plaintiffs’ filed their opposition brief on November 2, 2017 and we filed our reply in support of defendants’ motion to dismiss the second amended complaint on November 22, 2017.

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

In addition, from time to time, we are involved in legal proceedings, claims or investigations that are incidental to the conduct of its business. We vigorously defends ourselves against such claims. In future periods, we could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including its assessment of the merits of the particular claims, we do not expect that our legal proceedings or claims will have a material impact on our future consolidated financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is traded on the Nasdaq Global Market under the symbol "SHLO." On January 3, 2018, the closing price for our Common Stock was $8.52 per share.
The table below sets forth the high and low bid prices for our Common Stock for our four quarters in each of 2017 and 2016.

	2017		2016
Quarter	High	Low	High	Low
1st	$12.25	$6.50	$8.55	$3.70
2nd	$16.69	$11.33	$6.51	$3.06
3rd	$14.97	$7.16	$9.78	$4.95
4th	$10.98	$7.25	$9.69	$6.50
As of the close of business on January 3, 2018, there were 149 stockholders of record for our Common Stock. We believe that the number of beneficial holders of our Common Stock exceed 4,000. We did not repurchase any of our equity securities during fiscal 2017.
We did not pay any dividends in 2017 or 2016. Our current Credit Agreement contains covenants that could restrict, under certain circumstances, the ability to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

The following graph compares our cumulative total stockholder return compared with Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested at the closing price on October 31, 2011 and reflects the total cumulative return on that investment, including the reinvestment of dividends where applicable, through October 31, 2017.

	10/31/2012	10/31/2013	10/31/2014	10/31/2015	10/31/2016	10/31/2017
Shiloh Industries, Inc.	$100.00	$220.28	$228.60	$101.15	$93.77	$124.50
S&P 500	$100.00	$124.39	$142.91	$147.25	$150.72	$182.36
S&P Supercomposite Auto Parts and Equipment Index	$100.00	$173.13	$187.73	$185.96	$167.03	$235.18

Item 6.    Selected Financial Data
The following table presents information from our Consolidated Financial Statements as of or for the five years ended October 31, 2017. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

	Year Ended October 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amount)
Operating Results
Revenues (a)	$1,041,986	$1,065,834	$1,073,052	$832,067	$660,217
Selling, general, and administrative expenses (a)	83,142	73,417	63,028	50,236	31,181
Net income (loss)	(697)	3,669	5,905	19,915	20,186
Basic earnings (loss) per common share (b)	$(0.04)	$0.21	$0.34	$1.16	$1.19
Diluted earnings (loss) per common share (b)	$(0.04)	$0.21	$0.34	$1.16	$1.19

Financial Position
Total assets (a)	$618,583	$626,429	$660,854	$625,678	$390,294
Long-term debt (a)	181,065	256,922	298,873	268,102	119,384
Total liabilities	430,262	493,639	526,392	485,253	260,710
Total stockholders' equity (b)	188,321	132,790	134,462	140,425	129,584
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.25

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

(b) On July 19, 2017, we issued 5,250 shares of common stock in connection with an equity offering. Refer to Note 15 - Common Stock for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except per share data)

General

Shiloh Industries, Inc. is a global innovative solutions provider to the automotive, commercial vehicle and other industrial markets with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment.  Shiloh Industries offers one of the broadest portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and is uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys.  We design and manufacture components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore™ acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components.  Additionally, we provide a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. We have over 3,600 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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

Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. The Company’s revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in November 2017), Europe and North America production volumes for the fiscal years ended October 31, 2017, 2016, and 2015 were as follows:

Production Volumes	Year Ended October 31,
	2017	2016	2015
Europe	22,087	21,331	20,802
North America	17,323	17,755	17,423
Total	39,410	39,086	38,225

Europe:
Increase from prior year	756	529
% Increase from prior year	3.5%	2.5%
North America
Increase (decrease) from prior year	(432)	332
% Increase (decrease) from prior year	(2.4)%	1.9%
Total
Increase from prior year	324	861
% Increase from prior year	0.8%	2.3%

Europe:

Production in Europe continues to improve, although production increases or decreases vary from country to country and from OEM to OEM.  Production volumes were up for fiscal 2017. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region.

North America:

 Production in North America, and specifically in the United States, was down for fiscal 2017. We remain confident of improvements in the overall economy, including labor force expansion, housing starts, rising interest rates and automotive sales.  The impact the Trump administration will have on the economy going forward is still uncertain.

We operate in an extremely competitive industry, driven by global vehicle production volumes. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to demand periodic cost reductions that require us to assess, redefine and improve operations, products, and manufacturing capabilities to maintain and improve profitability. Our management continues to develop and execute initiatives designed to meet challenges of the industry and to achieve our strategy for sustainable global profitable growth.

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

Most of the steel purchased for our BlankLight®and StampLight® brands is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. We pay for the steel based on these negotiated prices and pass on those costs to the customer. Although we take ownership of the steel, our customers are responsible for all steel price fluctuations under these programs. We also purchase steel directly from domestic primary steel producers and steel service centers. Current demand for construction and oil industry related steel products and stable automotive production have helped the market rebound from historic lows with steel pricing stabilizing.  We have seen recent gradual downward pricing pressure since the rise, but this is likely related to historic seasonal pricing weakness as domestic summer shutdown periods are approaching. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of its products, the change in the cost to procure steel from the source, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has risen, so have the scrap metal markets as they are highly correlated. We blank and process steel for some of our customers on a toll processing basis. Under these arrangements,we charge a tolling fee for the operations that we perform without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.
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

Results of Operations

Year Ended October 31, 2017 Compared to Year Ended October 31, 2016

REVENUES. Revenues for fiscal 2017 were $1,041,986, a decrease of $23,848 from fiscal 2016 sales of $1,065,834, or 2.2%. Adjusting for the change in the contractual relationship of certain customer sales from owned steel to consigned steel of $10,533, $9,756 due to the elimination of production by FCA of its Chrysler 200 and Dodge Dart small vehicle product lines in the fall of 2016 and an unfavorable currency impact of $1,266, automotive production sales decreased $13,697, weighted heavily by the 2.4% reduction in North American automotive production. Commercial vehicle and industrial market sales recovered $10,694 from prior year market declines. Additionally, there was an improvement of $710 of other sales.

GROSS PROFIT. Gross profit for fiscal 2017 was $114,133 compared to gross profit of $96,176 in fiscal 2016, an increase of $17,957, or 18.7% despite lower sales. Gross profit as a percentage of sales was 11.0% for fiscal 2017 and 9.0% for fiscal 2016, an improvement of 200 basis points. The improvement in gross profit included changes in customer and product mix which favorably impacted direct material costs by $33,772, an increase in scrap recovery of $6,451, a decrease in labor and benefits of $6,747 and a decrease in repairs and maintenance and indirect manufacturing supplies of $3,348 offset by an increase in deprecation and overhead expenses of $8,513 from recent investments in capital equipment and processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Selling, general and administrative expenses of $83,142 for fiscal 2017 were $9,725 more than selling, general and administrative expenses of $73,417 for the prior year. As a percentage of sales, these expenses were 8.0% of sales for fiscal 2017 and 6.9% for fiscal 2016. The increase reflects our continued investments in human capital of $8,408 and expenses related to investments in infrastructure costs of $1,130 and other expenses of $187.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $2,259 for fiscal 2017 was similar to amortization of intangible assets expense of $2,258 for the prior year.

ASSET IMPAIRMENT, NET. Asset impairments of $241 were recorded during fiscal 2017 which related to idled equipment. Asset impairments of $2,031 were recorded during fiscal 2016 of which $1,282 related to assets held for sale, $476 related to a specific piece of idled equipment and $273 related to the sale of a building.

RESTRUCTURING. Restructuring charges of $4,777 were recorded during fiscal 2017 based upon our strategic decision to provide a more efficient and focused footprint allowing us to operate with lower fixed costs.These costs primarily included the impairment of the building and manufacturing equipment, employee-related costs, legal costs and other related costs.

INTEREST EXPENSE. Interest expense for fiscal 2017 was $15,088, compared to interest expense of $18,086 during fiscal 2016. The decrease in interest expense was the result of lower borrowed funds and lower borrowing rates which were offset by an increase in amortization of deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $220,689 during fiscal 2017 and the weighted average interest rate was 4.51%. During fiscal 2016, borrowed funds averaged $273,296 and the weighted average interest rate of debt was 4.90%.

OTHER EXPENSE. Other expense, net was $2,207 for fiscal 2017, compared to other expense of $1,890 for fiscal 2016, an increase of $317. Other expense, net reflects an unfavorable impact from an other-than-temporary-impairment of marketable securities and other non-operating expenses of $796 offset by a favorable impact from currency transaction gains of $479 realized by our Asian, European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in fiscal 2017 was an expense of $7,120 on income before taxes of $6,423 for an effective tax rate of 110.9%. In fiscal year 2016, the provision for income taxes was a tax benefit of $5,152 on a loss before taxes of $1,483 for an effective tax rate of 347.4%. The effective tax rate for the fiscal years ended October 31, 2017 and 2016 varies from statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets and tax return to provision adjustments.

NET INCOME (LOSS). The net loss for fiscal 2017 was $697, or $0.04 per share, compared to net income in fiscal year 2016 of $3,669, or $0.21 per share, diluted.

Results of Operations
Year Ended October 31, 2016 Compared to Year Ended October 31, 2015

REVENUES. Sales for fiscal 2016 were $1,065,834, a decrease of $7,218 over fiscal 2015 sales of $1,073,052, or 0.7%. Adjusting for an unfavorable currency translation of $5,782, automotive production sales improved $28,732 and commercial vehicle and industrial market sales were down $18,909. Further, there was a change in the contractual relationship of certain customer sales from owned steel to consigned steel and surcharge recovery of $10,309 and $950 of other sales.

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

ASSET IMPAIRMENT. Asset impairment charges of $2,031 were recorded during fiscal 2016 of which $1,282 related to assets held for sale, $476 related to a specific piece of idled equipment and $273 related to the sale of a building. There were no asset impairments recorded during fiscal 2015.

INTEREST EXPENSE. Interest expense for fiscal 2016 was $18,086, compared to interest expense of $9,898 during fiscal 2015. The increase in interest expense was the result of higher average rates and amortization of increased deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $273,296 during fiscal 2016 and the weighted average interest rate was 4.90%. During fiscal 2015, borrowed funds averaged $278,289 and the weighted average interest rate of debt was 2.82%.

OTHER EXPENSE. Other expense, net was $1,890 for fiscal 2016, compared to other expense of $387 for fiscal 2015 which primarily consisted of currency transaction gains and losses realized by our Asian, European and Mexican subsidiaries.

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

Liquidity and Capital Resources

General:
Our ability to obtain adequate cash to fund our needs depends generally on the results of our operations, and the availability of financing. We believe that cash on hand, cash flow from operations and available borrowings under our Credit Agreement will be sufficient to fund capital expenditures and meet our operating obligations for the next twelve months. As of October 31, 2017, we had available borrowings of approximately $164,547, which we believe is adequate to fund working capital requirements for at least the next twelve months. In the longer term, we believe that expected operations will provide adequate long-term cash flows. However, there can be no assurance that it will meet such expectations. For additional information, refer to the Company's Risk Factors described in Item 1A, included in Part 1 of this report.

Cash Flows and Working Capital:

At October 31, 2017, total debt was $183,092 and total equity was $188,321, resulting in a capitalization rate of 49.3% debt, 50.7% equity. Current assets were $294,521 and current liabilities were $215,885, resulting in positive working capital of $78,636.

The following table summarizes the Company's cash flows from operating, investing, and financing activities:

				Year Ended	Year Ended
	Years Ended October 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	change	change
Net cash provided by operating activities	$76,315	$69,361	$3,373	$6,954	$65,988
Net cash used in investing activities	$(39,620)	$(28,316)	$(27,701)	$(11,304)	$(615)
Net cash (used for) provided by financing activities	$(37,523)	$(43,546)	$26,120	$6,023	$(69,666)

Net Cash Provided by Operating Activities:

	Years Ended October 31,
	2017	2016	2015
Operational cash flow before changes in operating assets and liabilities	$56,884	$44,163	$46,726

Changes in operating assets and liabilities:
Accounts receivable	(2,919)	10,975	(27,607)
Inventories	(888)	(2,408)	358
Prepaids and other assets	5,375	14,476	(8,665)
Payables and other liabilities	16,715	(1,843)	(5,923)
Accrued income taxes	1,148	3,998	(1,516)
Total change in operating assets and liabilities	$19,431	$25,198	$(43,353)

Net cash provided by operating activities	$76,315	$69,361	$3,373

Cash flow from operations before changes in operating assets and liabilities was $12,721 higher for the year ended October 31, 2017 compared to the year ended October 31, 2016 as a result of an increase in deferred income taxes due to temporary differences related to U.S. depreciation deductions, depreciation and loss on sale of assets offset by a decrease in earnings.
Cash flow from operations before changes in operating assets and liabilities was $2,563 lower for the year ended October 31, 2016 compared to the year ended October 31, 2015 as a result of a foreign tax benefit.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash inflows from changes in operating assets and liabilities was $19,431 and $25,198 for the fiscal years ended October 31, 2017 and 2016, respectively, and was positively impacted by working capital initiatives and new product launches. Cash outflows from changes in operating assets and liabilities was $43,353 for the fiscal year ended October 31, 2015 and was positively impacted by increased sales, acquisition integration and new product launches.

•
Cash outflows from changes in accounts receivable for the fiscal year ended October 31, 2017 was $2,919. The change was primarily due to the timing of collecting receivables and invoicing of customer reimbursed tooling programs. Cash inflows from changes in accounts receivable for the fiscal year ended October 31, 2016 was $10,975. The change was primarily due to increased efforts in collecting receivables and invoicing of customer reimbursed tooling programs as the Company’s product launches have significantly increased since 2014. Cash outflows from changes in accounts receivable for the fiscal year ended October 31, 2015 was $27,607, primarily driven by sales increases, acquisitions.

•
Cash outflows from changes in inventory for the fiscal year ended October 31, 2017 and 2016 were $888 and $2,408, respectively. The use of cash was primarily driven by a change in customer mix and delivery. Cash inflows for the fiscal year ended October 31, 2015 was $358, and was also driven by a change in customer mix and delivery, acquisition integration and improvements in inventory management.

•
Cash inflows from changes in prepaids and other assets for the fiscal year ended October 31, 2017 and 2016 were $5,375 and $14,476, respectively, as a result of an improvement in the process of invoicing of customer reimbursed tooling. Cash outflows from changes in prepaids and other assets for the fiscal year ended October 31, 2015 was $8,665. Significant new program launches in 2015 lead to an increase in spending resulting in higher prepaid tooling. As production started on those new awards later in 2015, the Company was able to invoice the customer to recover the investments.

•
Cash inflows from changes in payables and other for the fiscal year ended October 31, 2017 was $16,715 resulting from improved matching of terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling. Cash outflows from changes in payables and other for the fiscal years ended October 31, 2016 and 2015 were $1,843 and $5,923, respectively, as a result of favorable raw material pricing as well as reductions in tooling investments.

•
Cash inflows from changes in accrued income taxes for the fiscal years ended October 31, 2017 and 2016 were $1,148 $3,998, respectively, and were primarily driven by federal income tax refunds and cash outflows of $1,516 for the fiscal year ended October 31, 2015 was primarily due to tax payments.

Net Cash Used For Investing Activities:

Net cash used for investing activities in fiscal years 2017, 2016 and 2015 was $39,620, $28,316 and $27,701, respectively, and consisted mainly of capital expenditures. Cash used for capital expenditures during fiscal years 2017, 2016, and 2015 was $48,395, $28,324, and $39,376, respectively. The expenditures are attributed to projects for new awards and product launches. For fiscal years 2017, 2016 and 2015, proceeds from the sales of assets generated $7,605, $1,508 and $11,480, respectively. The total proceeds from the sale of assets during fiscal 2017 relates to the sale of unique equipment related to lower margin parts we have sunset. The total proceeds from the sale of assets during fiscal 2015 includes $9,854 from certain sale-leaseback transactions entered into. The assets under the sale-leaseback were for new machinery and equipment which are being leased over a six to seven year period. There was no gain or loss as a result of this sales-leaseback transaction. The Company had unpaid capital expenditures of $4,239, $5,604 and $4,225 at October 31, 2017, 2016 and 2015, respectively, and such amounts were included in accounts payable and excluded from capital expenditures in the accompanying consolidated statement of cash flows.

In 2015, $195 of escrow funds were returned to the Company as a reduction in the final purchase price.

Net Cash Provided By Financing Activities:

Net cash used in financing activities in fiscal years 2017 and 2016 was $37,523 and $43,546, respectively. For fiscal 2017, financing activities included $40,227 of net proceeds from the public offering in July 2017, offset by $77,750 for funding working capital and debt payments and for fiscal 2016, financing activities of $43,546 were from working capital and debt repayments. As of October 31, 2017, the Company's long-term indebtedness was $181,065.

    Net cash provided by financing activities was $26,120 during 2015. In fiscal 2015, higher debt levels were the result of working capital needs from the acquisitions plus the unfavorable impact of lower scrap metal market pricing.

We continue to closely monitor the business conditions affecting the automotive industry. In addition, we closely monitor our working capital position to ensure adequate funds for operations. In addition, we anticipate that funds from operations will be adequate to meet the obligations under the Credit Agreement, as well as scheduled payments for the equipment security note, capital lease and repayment of the other debt totaling $4,892 over the next five years.

Revolving Credit Facility:

On October 31, 2017, we executed the Eighth Amendment to our Credit Agreement (the "Amendment") which among other things: provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability; increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

On July 31, 2017, we executed the Seventh Amendment which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Seventh Amendment also enhances our ability to take advantage of customer supply chain finance programs.

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

On October 30, 2015, the Company executed a Fifth Amendment to the Credit Agreement that increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

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

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The current Credit Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 3.0% and on base rate loans of 0.50% to 2.0%, depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2017 and October 31, 2016.

After considering letters of credit of $7,253 that the Company has issued, unused commitments under the Credit Agreement was $164,547 at October 31, 2017.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

On August 1, 2017, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2018. As of October 31, 2017, $650 of principal remained outstanding under this agreement and was classified as current debt in our consolidated balance sheets.

On September 2, 2013, the Company entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2017, $482 of principal remained outstanding under this agreement and was classified as current debt in our consolidated balance sheets.

We maintain capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of October 31, 2017, the present value of minimum lease payments under its capital leases amounted to $3,760.

Derivatives:

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest payments at 2.74% plus the applicable rate, as described above, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. We determined the mark-to-market adjustment for the interest rate swap to be a gain of $1,793 and $64, net of tax, for the fiscal years ended October 31, 2017 and 2016, respectively, which is reflected in other comprehensive income (loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and 2016 resulted in realized losses of $1,401, $1,530, and $433 of interest expense related to the interest rate swap settlements for the fiscal years ended October 31, 2017, 2016 and 2015, respectively. For fiscal 2018, we anticipates recognizing approximately $925 of additional interest expense related to the interest swap.

Our contractual obligations as of October 31, 2017 are summarized below:

Maturities of Debt Obligations:	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Operating Leases	Total
Less than 1 year	$—	$482	$895	$650	$11,328	$13,355
1-3 years	—	—	624	—	19,524	20,148
3-5 years	—	—	2,241	—	10,500	12,741
After 5 years	178,200	—	—	—	3,885	182,085
Total	$178,200	$482	$3,760	$650	$45,237	$228,329

Critical Accounting Policies
Preparation of our financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the accompanying notes. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. We have identified the following items as critical accounting policies and estimates utilized by management in the preparation of the Company’s accompanying financial statements. These estimates were selected because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to these policies are initially based on our best estimates at the time they are recorded. Adjustments are charged or credited to income and the related balance sheet account when actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood that material adjustments will be required.

Revenue Recognition. We recognize revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. We record revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. We enter into contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers. We primarily record tooling revenues and costs net in cost of sales at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between Shiloh and our customers and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

Pre-production and development costs.  We enter into contractual agreements with certain customers to develop tooling. All such tooling contracts relate to parts that we will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets we determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either current or non-current.

Income Taxes. In accordance with ASC Topic 740, our income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which we operate and require the use of management's estimates and judgments.

Business Combinations. We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was $27,859, net of foreign currency translation, as of October 31, 2017, or 4.5% of total assets, and $27,490, net of foreign translation, as of October 31, 2016, or 4.4% of total assets.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill relates to and is assigned directly to specific reporting units. Goodwill is not amortized but is subject to impairment assessment. In accordance with ASC 350, "Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Our annual impairment testing is performed as of September 30. Such assessment can be done on a qualitative or quantitative basis. When conducting a qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. A quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or we elect not to perform a qualitative assessment of a reporting unit. We consider the extent to which each of the events and circumstances identified affect the comparison of the reporting unit's fair value or the carrying amount. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, product brand level specific events and cost factors. We place more weight on the events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform a quantitative goodwill impairment test.

We perform a quantitative annual goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.

Share-based Payments. We record compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. We have elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and have utilized historical weighted average volatility. We determine the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between three months and four years.

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

The restricted stock and restricted stock units are valued based upon a 20-day Exponential Moving Average as of the Friday prior to the grant of an award. In addition, we do not estimate a forfeiture rate at the time of grant instead we elected to recognize share-based compensation expense when actual forfeitures occur. We recognized an additional expense of $60 for the early adoption of ASU 2016-09.

U.S. Pension and Other Post-retirement Costs and Liabilities. We have recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations for its U.S. operations. The pension plans were frozen in November of 2006 and therefore contributions by participants are not allowed. The determination of our pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. We determine these assumptions in consultation with, and after input from, its actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For our U.S. operations, we use the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years. At October 31, 2017, the resulting discount rate from the use of the Principal Curve was 3.65%, a decrease of 0.05% from a year earlier that contributed to an increase of the benefit obligation of approximately $59. A change of 25 basis points in the discount rate at October 31, 2017 would increase expense on an annual basis by approximately $10 or decrease expense on an annual basis by approximately $14.

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

Our investment policy for assets of the plans is to maintain an allocation generally of 30% to 70% in equity securities, 30% to 70% in debt securities, and 0% to 10% in real estate. Equity security investments are structured to achieve an equal balance between growth and value stocks. We determine the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. Our investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

For the year ended October 31, 2017, the actual return on pension plans’ assets for all of our plans approximated 16.33%, which is higher than the expected rate of return on plan assets of 7.50% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, historically we have conservatively contributed to the defined benefit plans and therefore we only have one contribution for fiscal 2018 not required until the third quarter and that pension expense will decrease in fiscal 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Recent Accounting Pronouncements

This information can be found in Note 1 in our notes to the consolidated financial statements of Shiloh Industries, Inc., included in Item 8 of this Report.

Effect of Inflation, Deflation
Inflation generally affects us by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The level of inflation has not had a material effect on our consolidated financial results for the past three years.
In periods of decreasing prices, deflation occurs and may also affect our results of operations. With respect to steel purchases, we purchase steel through customers' steel buying programs which protects recovery of the cost of steel through the selling price of our products. For non-steel buying programs, we align the cost of steel purchases with the related selling price of the product. For our aluminum and magnesium die casting business, the cost of the materials is adjusted frequently to align with secured purchase commitments based on customer releases or based on referenced metal index plus additional material cost spreads agreed to by us and our customers.

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh in this Annual Report on Form 10-K regarding our operating performance, events or developments that we believe will or expect to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in our expectations of future operating results are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Commodity Pricing Risk

Steel is the primary raw material used by the Company and a majority of the purchased steel is acquired through various OEM steel buying programs. Buying through the customer steel buying programs mitigates the impact of price fluctuations associated with the procurement of steel. The remainder of our steel purchasing requirements is met through contracts with various steel suppliers. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the "net steel impact" as the combination of the change in steel prices that are reflected in the price of products, the change in the cost to procure steel from the steel sources, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. Although we strive to achieve a neutral net steel impact, we may not always be successful in achieving that goal, in part due to timing difference. The timing of a change in the price of steel may occur in different periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on our product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on its product pricing, our steel costs and the results of our offal recovery. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. In fiscal 2017, volume and scrap metal market pricing contributed to an improvement in our offal recovery.

Interest Rate Risk

At October 31, 2017, we had total debt, excluding capital leases, of $179,332, consisting of a revolving line of credit of floating rate debt of $178,200 (99.4%) and fixed rate debt of $1,132 (0.6%). Assuming no changes in the monthly average revolver debt levels of $220,689 for the year ended October 31, 2017, we estimate that a hypothetical unfavorable change of 100 basis points in the LIBOR and base rate would impact interest expense by approximately $1,782 in additional expense.
During 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of our Credit Agreement to manage interest rate exposure on our floating rate LIBOR based debt. The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016. We recognized $1,401 of interest expense related to the interest rate swap for the year ended October 31, 2017.

The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Liability Derivatives
	Balance Sheet	October 31,	October 31,
	Location	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Liabilities	$(2,088)	$(5,036)
The following table discloses the effect of the Company's derivative instrument on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the fiscal year ended October 31, 2017:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,793	Interest expense	$1,401

The following table discloses the effect of the Company's derivative instrument on the consolidated statement of operations and consolidated statement of comprehensive (income) loss for the year ended October 31, 2016:

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
We derived 80.5% of our sales in the United States and 19.5% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, we generally maintain natural hedges within our non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.

We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Industries, Inc. and subsidiaries as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 5, 2018 expressed an unqualified opinion.

/s/GRANT THORNTON LLP
Southfield, Michigan
January 5, 2018

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2017	2016
ASSETS:
Cash and cash equivalents	$8,736	$8,696
Investment in marketable securities	194	174
Accounts receivable, net	188,664	183,862
Related-party accounts receivable	759	1,235
Prepaid income taxes	338	1,653
Inventories, net	61,812	60,547
Prepaid expenses and other assets	34,018	36,986
Total current assets	294,521	293,153
Property, plant and equipment, net	266,891	265,837
Goodwill	27,859	27,490
Intangible assets, net	15,025	17,279
Deferred income taxes	6,338	9,974
Other assets	7,949	12,696
Total assets	$618,583	$626,429
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$2,027	$2,023
Accounts payable	166,059	158,514
Other accrued expenses	46,171	40,824
Accrued income taxes	1,628	1,686
Total current liabilities	215,885	203,047
Long-term debt	181,065	256,922
Long-term benefit liabilities	21,106	23,312
Deferred income taxes	9,166	4,734
Interest rate swap agreement	2,088	5,036
Other liabilities	952	588
Total liabilities	430,262	493,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2017 and October 31, 2016, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,121,957 and 17,614,057 shares issued and outstanding at October 31, 2017 and October 31, 2016, respectively	231	176
Paid-in capital	112,351	70,403
Retained earnings	117,976	118,673
Accumulated other comprehensive loss, net	(42,237)	(56,462)
Total stockholders’ equity	188,321	132,790
Total liabilities and stockholders’ equity	$618,583	$626,429

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended October 31,
	2017	2016	2015
Net revenues	$1,041,986	$1,065,834	$1,073,052
Cost of sales	927,853	969,658	986,865
Gross profit	114,133	96,176	86,187
Selling, general & administrative expenses	83,142	73,417	63,028
Amortization of intangible assets	2,259	2,258	2,295
Asset impairment, net	241	2,031	—
Restructuring	4,777	—	—
Operating income	23,714	18,470	20,864
Interest expense	15,088	18,086	9,898
Interest income	(4)	(23)	(36)
Other expense	2,207	1,890	387
Income (loss) before income taxes	6,423	(1,483)	10,615
Provision (benefit) for income taxes	7,120	(5,152)	4,710
Net income (loss)	$(697)	$3,669	$5,905
Income (loss) per share:
Basic income (loss) per share	$(0.04)	$0.21	$0.34
Basic weighted average number of common shares	19,233	17,513	17,287
Diluted income (loss) per share	$(0.04)	$0.21	$0.34
Diluted weighted average number of common shares	19,233	17,526	17,310

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Years Ended October 31,
	2017	2016	2015
Net income (loss):	$(697)	$3,669	$5,905
Other comprehensive income (loss):
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	1,480	1,251	1,214
Actuarial net gain (loss)	604	(5,081)	743
Asset net gain (loss)	5,729	(3,006)	(3,008)
Income tax benefit (provision)	(3,001)	2,986	(387)
Total defined benefit pension plans & other post retirement benefits, net of tax	4,812	(3,850)	(1,438)
Marketable securities
Unrealized gain (loss) on marketable securities	45	(183)	(689)
Income tax benefit (provision)	(250)	58	248
Reclassification of other-than-temporary impairment losses on marketable securities included in net income (loss)	669	—	—
Total marketable securities, net of tax	464	(125)	(441)
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	1,543	(1,577)	(2,912)
Income tax benefit (provision)	(1,151)	111	861
Reclassification adjustments for settlement of derivatives included in net income	1,401	1,530	433
Change in fair value of derivative instruments, net of tax	1,793	64	(1,618)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	7,156	(3,032)	(9,671)
Reclassification adjustments for settlement of foreign currency included in net income	—	530	—
Unrealized gain (loss) on foreign currency translation	7,156	(2,502)	(9,671)
Comprehensive income (loss), net	$13,528	$(2,744)	$(7,263)

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(697)	$3,669	$5,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,648	37,645	34,267
Amortization of deferred financing costs	3,115	2,505	992
Asset impairment, net	241	2,031	—
Restructuring	4,420	—	—
Deferred income taxes	4,174	(2,704)	4,263
Stock-based compensation expense	1,698	1,072	1,025
(Gain) loss on sale of assets	1,590	(55)	274
Other than temporary impairment on marketable securities	695	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,919)	10,975	(27,607)
Inventories, net	(888)	(2,408)	358
Prepaids and other assets	5,375	14,476	(8,665)
Payables and other liabilities	16,715	(1,843)	(5,923)
Prepaid and accrued income taxes	1,148	3,998	(1,516)
Net cash provided by operating activities	76,315	69,361	3,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,395)	(28,324)	(39,376)
Sale of (investment in) joint venture	1,170	(1,500)	—
Acquisitions, net of cash acquired	—	—	195
Proceeds from sale of assets	7,605	1,508	11,480
Net cash used for investing activities	(39,620)	(28,316)	(27,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(879)	(860)	(821)
Proceeds from long-term borrowings	221,600	145,400	153,900
Repayments of long-term borrowings	(296,770)	(186,301)	(121,589)
Payment of deferred financing costs	(1,779)	(1,785)	(5,529)
Proceeds from exercise of stock options	78	—	159
Proceeds from the issuance of common stock	40,227	—	—
Net cash (used for) provided by financing activities	(37,523)	(43,546)	26,120
Effect of foreign currency exchange rate fluctuations on cash	868	(1,903)	(706)
Net increase (decrease) in cash and cash equivalents	40	(4,404)	1,086
Cash and cash equivalents at beginning of period	8,696	13,100	12,014
Cash and cash equivalents at end of period	$8,736	$8,696	$13,100

Supplemental Cash Flow Information:
Cash paid for interest	$12,432	$15,801	$9,373
Cash paid for (refund of) income taxes	$1,780	$(5,855)	$1,770

Non-cash Activities:
Capital equipment included in accounts payable	$4,239	$5,604	$4,225

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2014	$172	$68,035	$109,099	$(36,881)	$140,425
Net income	—	—	5,905	—	5,905
Other comprehensive loss, net of tax	—	—	—	(13,168)	(13,168)
Restricted stock and exercise of stock options	1	158	—	—	159
Stock-based compensation cost	—	1,025	—	—	1,025
Income tax effect on stock compensation	—	116	—	—	$116
October 31, 2015	$173	$69,334	$115,004	$(50,049)	$134,462
Net income	—	—	3,669	—	3,669
Other comprehensive loss, net of tax	—	—	—	(6,413)	(6,413)
Restricted stock and exercise of stock options	3	(3)	—	—	—
Stock-based compensation cost	—	1,072	—	—	1,072
October 31, 2016	$176	$70,403	$118,673	$(56,462)	$132,790
Net loss	—	—	(697)	—	(697)
Other comprehensive income, net of tax	—	—	—	14,225	14,225
Restricted stock and exercise of stock options	3	75	—	—	78
Issuance of common stock	52	40,175	—	—	40,227
Stock-based compensation cost	—	1,698	—	—	1,698
October 31, 2017	$231	$112,351	$117,976	$(42,237)	$188,321

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Summary of Significant Accounting Policies

    General: We are a leading global supplier of lightweighting, noise and vibration solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and high-strength steel alloys to automotive, commercial vehicle and industrial markets. The Company offers one of the broadest portfolio of lightweighting solutions to the automotive, commercial vehicle and industrial markets, capable of delivering solutions in aluminum, magnesium, steel and steel alloys. Shiloh delivers these solutions through the design and manufacturing of its BlankLight®, CastLight® and StampLight® brands. Shiloh delivers solutions in body, chassis and powertrain systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEMs. The Company has thirty-two wholly-owned subsidiaries at locations in Asia, Europe and North America for the fiscal year ended October 31, 2017.
MTD Holdings Inc. (the parent of MTD Products Inc.) and the MTD Products Inc. Master Employee Benefit Trust, a trust fund established and sponsored by MTD Products Inc. owned approximately 33.9% of the Company's outstanding shares of Common Stock as of October 31, 2017, making MTD Holdings Inc. and MTD Products Inc. related parties of the Company.
    Principles of Consolidation: The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
    Revenue Recognition: We recognize revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. We record revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. We enter into contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers. We primarily record tooling revenues and costs net in cost of sales at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between Shiloh and our customers and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

Inventories: Inventories are valued at the lower of cost or market, using the first-in first-out ("FIFO") method.

Pre-production and development costs: We enter into contractual agreements with certain customers for tooling. All such tooling contracts relate to parts that we will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets we determined by the fact that tooling contracts are separate from standard production contracts. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either current or non-current.

Property, Plant and Equipment: Property, plant and equipment are stated at cost or at fair market value for plant, property and equipment acquired through acquisitions. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, while major improvements are capitalized. The cost of these improvements is depreciated over their estimated useful lives. Useful lives range from three to twelve years for furniture and fixtures and machinery and equipment, or if the assets are dedicated to a customer program, over the estimated life of that program, ten to twenty years for land improvements and twenty to forty years for buildings and their related improvements. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.

Income Taxes: We utilize the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. We assess both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. We recognize liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, additional taxes will be required. We report interest and penalties related to uncertain income tax positions as income taxes.

Business Combinations: We include the results of operations of the businesses that it acquires as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Intangible Assets: Intangible assets with definitive lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to 15 years. See Note 11 to the consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

We perform analysis of indefinite-lived intangible assets which are included as a component of the annual impairment of long-lived assets. An impairment analysis of definite-lived intangible assets is performed when indicators of potential impairment exists.

Goodwill: Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was $27,859, net of foreign currency translation, as of October 31, 2017, or 4.5% of total assets, and $27,490, net of foreign currency translation, as of October 31, 2016, or 4.4% of total assets.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill relates to and is assigned directly to specific reporting units. Goodwill is not amortized but is subject to impairment assessment. In accordance with ASC 350, "Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Our annual impairment testing is performed as of September 30. Such assessment can be done on a qualitative or quantitative basis. When conducting a qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. A quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or we elect not to perform a qualitative assessment of a reporting unit. We consider the extent to which each of the events and circumstances identified affect the comparison of the reporting unit's fair value or the carrying amount. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, product brand level specific events and cost factors. We place more weight on the events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform a quantitative goodwill impairment test.

We perform annual goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.
Share-based Payments: We record compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. We have elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and have utilized historical weighted average volatility. We determine the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for the restricted stock award is between three months and four years.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The restricted stock and restricted stock units are valued based upon a 20-day Exponential Moving Average as of the Friday prior to the grant of an award. In addition, we do not estimate a forfeiture rate at the time of grant instead we elected to recognize share-based compensation expense when actual forfeitures occur. We recognized an additional expense of $60 for the early adoption of ASU 2016-09.

Employee Benefit Plans:     We accrue the cost of U.S. defined benefit pension plans, which are frozen, in accordance with Statement of FASB ASC Topic 715 "Compensation - Retirement Benefits." The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. As of October 31, 2017, approximately 96% of our US employees of Shiloh participated in discretionary profit sharing plans administered by us. We also provide postretirement medical benefits to 12 former employees.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, historically we have conservatively contributed to the defined benefit plans and therefore contributions for fiscal 2017 are not required until the third quarter of 2018.
Cash and Cash Equivalents: Cash and cash equivalents include checking accounts and all highly liquid investments with an original maturity of three months or less. A substantial majority of Shiloh’s cash and cash equivalent bank balances exceeded federally insured limits at October 31, 2017. Cash in foreign subsidiaries totaled $8,654 and $8,219 at October 31, 2017 and October 31, 2016, respectively.
Concentration of Risk: We sell products to customers primarily in the automotive, commercial vehicle and industrial markets. Financial instruments, which potentially subject us to concentration of credit risk, are primarily accounts receivable. We perform on-going credit evaluations of our customers' financial condition. The allowance for non-collection of accounts receivable is based on the expected collectability of all accounts receivable. Losses have historically been within management's expectations. We do not have financial instruments with off-balance sheet risk. Refer to Note 21-Business Segment Information for discussion of concentration of revenues.

We believe that the concentration of credit risk in our trade receivables is substantially mitigated by our ongoing credit evaluation process and relatively short collection terms. We do not generally require collateral from customers. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, trade receivables and payables approximate fair value because of the short maturity of those instruments. The carrying value of our debt and derivative instruments are considered to approximate the fair value of these instruments based on the borrowing rates currently available to us for loans with similar terms and maturities.

Derivative Financial Instruments: We use interest rate swaps to manage volatility of underlying exposures. We recognize all of our derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a hedging instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Our objective for holding derivatives is to minimize risk using the most effective and cost-efficient methods available.

Foreign Currency Translation: Our functional currency is the U.S. dollar as a substantial part of our operations are based in the U.S. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the consolidated statements of operations.

Guarantees: We have certain indemnification clauses within our Credit Agreement (as defined above) and certain lease agreements that are considered to be guarantees within the scope of ASC 460, "Guarantees." We do not consider these guarantees to be probable, and we cannot estimate their maximum exposure. Additionally, our exposure to warranty-related obligations is not material.

Accounting Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based upon current available information. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

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
We do not expect the adoption of these provisions to have a significant impact on the Company's consolidated financial statements as it is not our practice to change either the terms or conditions of share-based payment awards once they are granted.

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
		First quarter of fiscal year ending October 31, 2021 with early adoption permitted.	We have early adopted these provisions during our third quarter of fiscal 2017 and any impact will be reflected in the Company's consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
First quarter of fiscal year ending October 31, 2019
We are planning a bottom up approach to analyze the standard's impact on our revenues by looking at historical policies and practices and identifying the differences from applying the new standard to our revenue stream. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. We have established a cross-functional coordinated team to implement the guidance related to the recognition of revenue from contracts with customers. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. In addition, we have not selected a transition date or method nor have we determined the effect of the standard to our consolidated financial statements.

ASU 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
This amendment's intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.
	First quarter of fiscal year ending October 31, 2017.	We have adopted these provisions during our first quarter of fiscal 2017 and any impact will be reflected on the Company's consolidated financial statements.
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
	First quarter of fiscal year ending October 31, 2020 with early adoption permitted.	We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on the Company's consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Note 2—Asset Impairment

During fiscal 2017, we recorded an asset impairment charge of $200 on an asset held for sale within the Level 2 of the fair value hierarchy and asset impairment charges of $41 related to idled equipment.

During fiscal 2016, we recorded an asset impairment charge of $273 to reduce the real property of our former Valley City Steel facility, an asset impairment charge of $1,282 on an asset held for sale within the Level 2 of the fair value hierarchy and $476 related to idled equipment.

Note 3—Restructuring Charges

During the fourth quarter of fiscal 2017, management decided to idle a manufacturing facility located in Pendergrass, Georgia. The strategic decision will provide a more efficient and focused footprint allowing us to operate with lower fixed costs. We are anticipating that operations will be idled by the end of 2018. Total restructuring costs related to the idling of the Pendergrass facility were $4,450. These costs primarily included the impairment of the building and manufacturing equipment, employee-related costs, legal costs and other related costs. Also, during fiscal 2017, we incurred employee-related costs of $327 related to restructuring initiatives at our Dickson, Tennessee facility. We expect to incur approximately $4,000 of additional restructuring costs related to the Pendergrass facility initiated as of October 31, 2017. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded in fiscal 2017:

		October 31, 2017
Impairment of fixed assets	Impairment of fixed assets	$4,085
Employee costs		392
Legal and professional costs		270
Other		30
		$4,777

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the consolidated balance sheets in other accrued expenses for the above-mentioned actions through October 31, 2017:

	Balance as of October 31, 2016	Restructuring Expense	Payments	Balance as of October 31, 2017
Employee costs	—	415	350	65
Legal and professional costs	—	270	—	270
	$—	$685	$350	$335

Note 4—Marketable Securities

On March 11, 2014, we entered into a manufacturing agreement with Velocys, plc ("Velocys"). As part of the agreement, we invested $2,000, which is comprised of Velocys stock with a market value of $1,527 on the date of acquisition and a premium paid of $473, which is being amortized. The agreement was terminated on March 30, 2017. In May 2017, we considered the decline in market value of our investment in Velocys to be other than temporary and recognized an other than temporary impairment loss of $695, which was recorded within other expense in our consolidated statement of operations.

Note 5—Accounts Receivable
Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $1,271 and $790 at October 31, 2017 and 2016, respectively. We recognized bad debt expense of $493 and $210 during fiscal 2017 and 2015, respectively, and recognized a benefit of $10 from recoveries of receivables previously expensed during fiscal 2016, in the consolidated statements of operations.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts in light of the market conditions in the automotive, commercial vehicle and industrial markets.
As a part of our working capital management, the Company entered into a factoring agreement with a third party financial institution ("institution") for the sale of certain accounts receivables with recourse. The activity under this agreement is accounted for as a sale of accounts receivables under ASC 860 "Transfers and Servicing". This agreement relates exclusively to the accounts receivables of certain Swedish customers. The amount sold varies each month based on the amount of underlying receivables and cash flow requirements of the Company. In addition, the agreement addresses events and conditions which may obligate us to immediately repay the institution the purchase price of the receivables sold.

The total amount of accounts receivable factored was $7,567 as of October 31, 2017. As these sales of accounts receivable are with recourse, $8,072 was recorded in accounts payable as of October 31, 2017. The cost incurred on the sale of these receivables was immaterial for the fiscal years ended October 31, 2016. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables and the date the client’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Note 6—Inventories
Inventories consist of the following:

	October 31,
	2017	2016
Raw materials	$23,389	$26,367
Work-in-process	18,653	16,149
Finished goods	19,770	18,031
Total inventories	$61,812	$60,547

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total cost of inventory is net of lower of cost of market reserves to reduce certain inventory from cost to net realizable value. Such reserves aggregated $5,535 and $2,946 at October 31, 2017 and 2016, respectively.

Note 7—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	October 31,
	2017	2016
Tooling (1)	$13,629	$19,792
Prepaid expenses and other assets	14,089	10,694
Assets held for sale	6,300	6,500
Total	$34,018	$36,986

(1) Development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next twelve months and are reimbursable by the customer upon successful delivery and approval of an engineered part.

We invested in manufacturing equipment for one of our facilities. During the fourth quarter of fiscal 2016, we determined that a need no longer existed for this type of equipment and is currently recorded as a current asset held for sale. Based on the fair market value of the equipment, we recorded an impairment charge of of $200 in fiscal 2017 to properly reflect the $6,300 fair value of the equipment. In 2016, we recorded $1,282 of impairment related to this equipment - see Note 2 - Asset Impairment for further details. We are actively working with the supplier to identify a buyer.

Note 8—Other Assets

	October 31,
	2017	2016
Other assets consist of the following:
Deferred financing costs, net	$4,550	$6,098
Tooling	784	881
Investment in joint venture	—	1,300
Other	2,615	4,417
Total	$7,949	$12,696

    Deferred financing costs are amortized over the term of the debt. During fiscal 2017, 2016, and 2015, amortization of these costs amounted to $3,115, $2,505, and $992, respectively. Accumulated amortization was $9,886 and $6,771 as of October 31, 2017 and 2016, respectively. During fiscal years 2017 and 2016, we capitalized $1,779 and $1,785, respectively, of costs related to the Credit Agreement (as defined below).

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9—Property, Plant and Equipment
    Property, plant and equipment consist of the following:

	October 31,
	2017	2016
Land and improvements	$11,416	$11,358
Buildings and improvements	124,406	117,291
Machinery and equipment	504,785	505,768
Furniture and fixtures	22,209	18,200
Construction in progress	40,356	37,612
Total, at cost	703,172	690,229
Less: Accumulated depreciation	436,281	424,392
Property, plant and equipment, net	$266,891	$265,837
Depreciation expense was $39,389, $35,387, and $31,956 in fiscal 2017, 2016, and 2015, respectively.
    During the years ended October 31, 2017 and 2016, interest capitalized as part of property, plant and equipment was $793 and $370, respectively. We had unpaid capital expenditures included in accounts payable of approximately $4,239, $5,604 and $4,225 at October 31, 2017, 2016 and 2015, respectively, and consequently such amounts are excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2017 and 2016.
Capital Leases:

	October 31,
	2017	2016
Leased Property:
Machinery and equipment	$7,099	$7,295
Less: Accumulated depreciation	$2,420	$1,781
Leased property, net	$4,679	$5,514

Future minimum rental payments to be made under capital leases at October 31, 2017 are as follows:

Twelve Months Ending October 31,
2018	$895
2019	624
2020	401
2021	$1,840
3,760
Plus amount representing interest ranging from 3.05% to 3.77%	373
Total obligations under capital leases	$4,133

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10—Financing Arrangements
Debt consists of the following:

	October 31,
	2017	2016
Credit Agreement —interest at 3.88% and 5.14% at October 31, 2017 and October 31, 2016, respectively	$178,200	$252,900
Equipment security note	482	996
Capital lease obligations	3,760	4,388
Insurance broker financing agreement	650	661
Total debt	183,092	258,945
Less: Current debt	2,027	2,023
Total long-term debt	$181,065	$256,922

At October 31, 2017, we had total debt, excluding capital leases, of $179,332, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $178,200, which considers interest rate swap arrangements in Note 10 and fixed rate debt of $1,132. The weighted average interest rate of all debt was 4.51% and 4.90% for fiscal years 2017 and 2016, respectively.

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

On October 31, 2017, we executed the Amendment which among other things: provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability; increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

On July 31, 2017, we executed the Seventh Amendment which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Seventh Amendment also enhances our ability to take advantage of customer supply chain finance programs.

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

On October 30, 2015, we executed the Fifth Amendment which increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and our subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

On April 29, 2015, we executed the Fourth Amendment to the Credit Agreement that maintained the commitment period to September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) in the original revolving commitments of $360,000, subject to our pro forma compliance with financial covenants, the administrative agent's approval, and the Company obtaining commitments for such increase.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Fourth Amendment included scheduled commitment reductions beginning after January 30, 2016 totaling $30,000, allocated proportionately between the Aggregate Revolving A and B commitments. On April 30, 2016, the first committed reduction of $5,000 decreased the existing revolving commitment to $355,000, subject to our pro forma compliance with financial covenants.

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 3.0% and of 0.50% to 2.0% on base rate loans depending on our leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants as of October 31, 2017 and October 31, 2016.

After considering letters of credit of $7,253 that we have issued, unused commitments under the Credit Agreement were $164,547 at October 31, 2017.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 1, 2017, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2018. As of October 31, 2017, $650 of principal remained outstanding under this agreement and was classified as current debt in our consolidated balance sheets.

On September 2, 2013, we entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of October 31, 2017, $482 of principal remained outstanding under this agreement and was classified as current debt in our consolidated balance sheets.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2021. As of October 31, 2017, the present value of minimum lease payments under our capital leases amounted to $3,760.

Derivatives:

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest payments at 2.74% plus the applicable rate, as described above, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount have a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to its variable rate monies borrowed.   Any ineffectiveness in the hedging relationship is recognized immediately into earnings. We determined the mark-to-market adjustment for the interest rate swap to be a gain of $1,793 and $64, net of tax, for the fiscal years ended October 31, 2017 and 2016, respectively, which is reflected in other comprehensive income (loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and 2016 resulted in additional interest expense of $1,401, $1,530, and $433 related to the interest rate swap settlements for the fiscal years ended October 31, 2017, 2016, and 2015 respectively.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending October 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total

2018	$—	$482	$895	$650	$2,027
2019	—	—	624	—	624
2020	—	—	401	—	401
2021	—	—	1,840	—	1,840
2022	178,200	—	—	—	178,200
Total	$178,200	$482	$3,760	$650	$183,092

Note 11—Goodwill and Intangible Assets

Goodwill:
In accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other," goodwill must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. We conduct our review for goodwill impairment on September 30 of each year. Goodwill impairment testing is performed at the reporting unit level. The fair value is compared to the carrying value including goodwill. If the carrying value exceeds the fair value, then goodwill impairment exists. We performed a quantitative assessment at the reporting unit level in 2017 and 2016 and concluded that there was no impairment of goodwill in either year.
The changes in the carrying amount of goodwill are as follows:

Balance October 31, 2015	$27,992
Foreign currency translation and other	(502)
Balance October 31, 2016	27,490
Foreign currency translation and other	369
Balance October 31, 2017	$27,859

Intangibles:

The changes in the carrying amount of finite-lived intangible assets for the years ended October 31, 2017 and 2016 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2015	$14,311	$3,540	$63	$1,500	$129	$19,543
Amortization expense	(1,330)	(772)	(16)	(123)	(17)	(2,258)
Foreign currency translation	(6)	—	—	—	—	(6)
Balance October 31, 2016	12,975	2,768	47	1,377	112	17,279
Amortization expense	(1,332)	(771)	(16)	(123)	(17)	(2,259)
Foreign currency translation	5	—	—	—	—	5
Balance October 31, 2017	$11,648	$1,997	$31	$1,254	$95	$15,025

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	October 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	13.2	$17,569	$(5,921)	$11,648
Developed technology	7.3	5,007	(3,010)	1,997
Non-compete	2.3	824	(793)	31
Trade name	14.8	1,875	(621)	1,254
Trademark	10.0	166	(71)	95
Total intangible assets		$25,441	$(10,416)	$15,025

	October 31, 2016
	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	$17,564	$(4,589)	$12,975
Developed technology	5,007	(2,239)	2,768
Non-compete	824	(777)	47
Trade name	1,875	(498)	1,377
Trademark	166	(54)	112
Total intangible assets	$25,436	$(8,157)	$17,279
Total amortization expense for the years ended October 31, 2017, 2016 and 2015 was $2,259, $2,258, and $2,295, respectively. Amortization expense related to intangible assets for the following fiscal years ending is estimated to be as follows:

2018	$2,123
2019	1,716
2020	1,701
2021	1,701
2022	1,701
Thereafter	6,083
$15,025

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 12—Operating Leases
We lease buildings, material handling, manufacturing and office equipment under operating leases with terms that range from one to fifteen years at inception. The leases do not include step rent provisions, escalation clauses, capital improvement funding or other lease concessions that qualify the leases as a contingent rental. Also, the leases do not include a variable related to a published index. Our operating leases are charged to expense over the lease term, on a straight-line basis.
The longest lease term of our current leases extends to May 2029. Rent expense under operating leases for fiscal years 2017, 2016, and 2015 was $11,147, $9,544 and $8,449, respectively.
Future minimum lease payments under operating leases are as follows at October 31, 2017:

2018	$11,328
2019	10,448
2020	9,076
2021	7,379
2022	3,121
Thereafter	3,885
Total commitments under non-cancelable operating leases	$45,237

Note 13—Employee Benefit Plans
We maintain pension plans, which are frozen, covering our eligible employees. We also provide an unfunded postretirement health care benefit plan for 12 retirees and their dependents. The measurement date for our employee benefit plans coincides with our fiscal year end, October 31.

Obligations and Funded Status U.S. Plans at October 31

	Pension Benefits		Other Post Retirement Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$(90,784)	$(86,827)	$(372)	$(423)
Interest cost	(3,282)	(3,566)	(13)	(16)
Actuarial gain (loss)	576	(5,100)	28	20
Benefits paid	4,427	4,709	44	47
Benefit obligation at end of year	(89,063)	(90,784)	(313)	(372)
Change in plan assets:
Fair value of plan assets at beginning of year	64,458	66,655	—	—
Actual return on plan assets	9,184	1,562	—	—
Employer contributions	—	950	44	47
Benefits paid	(4,427)	(4,709)	(44)	(47)
Fair value of plan assets at end of year	69,215	64,458	—	—
Funded status, benefit obligations in excess of plan assets	$(19,848)	$(26,326)	$(313)	$(372)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2017	2016	2017	2016
Other accrued expenses (1)	$—	$(4,120)	$(38)	$(42)
Long-term benefit liabilities	(19,848)	(22,206)	(275)	(330)
Total	$(19,848)	$(26,326)	$(313)	$(372)

(1) As pension assets exceed expected benefit payments over the next year, liabilities for the pension plan are considered long-term.

Components of Net Periodic Benefit Cost U.S. Plans
	Pension Benefits			Other Post Retirement Benefits
	2017	2016	2015	2017	2016	2015
Interest cost	$3,282	$3,566	$3,466	$13	$16	$24
Expected return on plan assets	(3,455)	(4,568)	(4,698)	—	—	—
Amortization of net actuarial loss	1,508	1,239	1,186	10	12	28
Net periodic benefit cost	$1,335	$237	$(46)	$23	$28	$52
We expect to recognize in the consolidated statements of operations the following amounts that will be amortized from accumulated other comprehensive loss in fiscal 2018.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$(1,311)	$(7)

We have recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive loss:

	Pension Benefits		Other Post Retirement Benefits
	2017	2016	2017	2016

Net actuarial loss	$43,982	$51,795	$84	$122

Recognized in accumulated other comprehensive loss	$43,982	$51,795	$84	$122

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additional Information on U.S. Plans

	Pension Benefits		Other Post Retirement Benefits
	2017	2016	2017	2016
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(7,813)	$6,867	$(38)	$31

Assumptions for U.S. Plans:

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits			Other Post Retirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	3.65%	3.70%	4.20%	3.65%	3.70%	4.20%

	Pension Benefits			Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2017	2016	2015	2017	2016	2015
Discount rate	3.70%	4.20%	4.00%	3.70%	3.70%	4.00%
Expected long-term return on plan assets	6.50%	7.50%	7.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2017, the assumptions used to determine net periodic benefit costs were established at October 31, 2016, while the assumptions used to determine the benefit obligations were established at October 31, 2017

We use the Principal Pension Discount Yield Curve ("Principal Curve") for the U.S. Plans as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors, and continuous forward rates for all years.
    We determine the annual rate of return on the U.S. Plan pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. Our outside investment advisors and actuaries review the computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets. The long-term expected rate of return on plan assets takes into account years with exceptional gains and years with exceptional losses.

	October 31,
Assumed health care trend rates	2017	2016
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.8%	6.8%
Year that the rate reaches the ultimate trend rate	2019	2018

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. Our trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2017:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on post retirement obligation	$23	$(20)
Plan Assets - U.S. Plan Assets
We have established a targeted asset allocation percentage by asset category and rebalances the assets of each U.S. plan when pension contributions are funded. Our pension plan weighted-average asset allocations at October 31, 2017 and 2016, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2017	2016
Asset Category
Equity securities	30-70%	60%	59%
Debt securities	30-70%	34%	35%
Real estate	0-10%	6%	6%
Total		100%	100%

Our investment policy for assets of the U.S. plans is to obtain a reasonable long-term return consistent with the level of risk assumed. We also seek to control the cost of funding the plans within prudent levels of risk through the investment of plan assets and we seek to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the return to the plans consistent with market and economic risk.

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

Investments totaling $69,215 at October 31, 2017 and $64,458 at October 31, 2016 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements		Fair Value Measurements
	at October 31, 2017 Using		at October 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. Plans					Valuation Technique
Investments
Equity
Large U.S. Equity	$16,778	$6,381	$12,904	$10,294	Market
Small/Mid U.S. Equity	8,340	694	7,654	622	Market
International Equity	9,169	—	6,420	—	Market
Fixed Income
Money Market	—	314	—	—	Market
Government	—	—	—	309	Market
Corporate	18,876	4,513	17,738	4,571	Market
Real Estate (Primarily Commercial)	—	4,150	—	3,946	Market
Total Investments	$53,163	$16,052	$44,716	$19,742

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash Flows
Contributions
We expect to contribute approximately $450 to our U.S. pension plans in fiscal 2018. We were not required to fund the plan in fiscal 2017.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2018	$4,620	$38
2019	4,380	37
2020	4,320	37
2021	4,310	26
2022	4,850	24
2023-2026	$25,080	$101

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations are $1,008 at the end of fiscal 2017 and $826 at the end of fiscal 2016. The liability represents the present value of future obligations and is calculated on actuarial basis. The Polish operations recognized expense of $148, $162 and $115 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Defined Contribution Plans

In addition to the defined benefit plans described above, we maintain a number of defined contribution plans for our United States locations. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. We match a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. We recorded an expense related to the matching program for the fiscal years ended 2017, 2016 and 2015 of $4,310, $3,959 and $3,845, respectively.

Labor Agreements
As of October 31, 2017, we had approximately 3,600 employees. Organized labor unions represent approximately 17% of the Company's U.S. hourly employees and approximately 92% of the Company's non-U.S. employees.
Each of our unionized manufacturing facilities has its own labor agreement with its own expiration date. As a result, no contract expiration date affects more than one facility.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at October 31, 2017 and 2016 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2016
Interest Rate Swap Contracts	$(5,036)	$—	$(5,036)	Income Approach
Marketable Securities	174	—	174	Income Approach
October 31, 2017
Interest Rate Swap Contracts	(2,088)	—	(2,088)	Income Approach
Marketable Securities	$194	$194	$—	Market Approach

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
Assets measured at fair value on a nonrecurring basis at October 31, 2017 and 2016 were related to machinery and equipment of $200 and $1,758, respectively. Refer to Note 2, Asset Impairment, for further information regarding these charges and the associated level of input.

Note 15—Common Stock

On July 19, 2017, we issued 5,250 shares of common stock in connection with an equity offering. We raised a total of $40,227, net of underwriting discounts and offering costs of $3,086. The proceeds from the offering were used to repay outstanding indebtedness under our Credit Agreement. The shares were registered under the Securities Act of 1933, as amended, pursuant to a "shelf" registration statement on Form S-3, as amended, initially filed with the SEC on March 9, 2017 and declared effective as of March 24, 2017, with a proposed maximum aggregate offering price of $175,000. The terms and conditions under which the shares were issued and sold are described in a Prospectus dated March 24, 2017, as supplemented by a Prospectus dated July 13, 2017 (filed with the SEC on July 14, 2017).

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 16—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2017, 2016, and 2015, approximately 68, 53, and 143 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Years Ended October 31,
	2017	2016	2015
Net income (loss) available to common stockholders	$(697)	$3,669	$5,905
Basic weighted average shares	19,233	17,513	17,287
Effect of dilutive securities:
Restricted stock units and stock options (1)	—	13	23
Diluted weighted average shares	19,233	17,526	17,310
Basic earnings (loss) per share	$(0.04)	$0.21	$0.34
Diluted earnings (loss) per share	$(0.04)	$0.21	$0.34
(1) Due to loss for the fiscal year ended October 31, 2017, no restricted share awards and units are included because the effect would be anti-dilutive.

Note 17—Stock Incentive Compensation
Stock Incentive Compensation falls under the scope of ASC 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires us to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For stock options, we have elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. For restricted stock and restricted stock units, we are computing fair value based on a 20-day EMA as of the close of business the Friday preceding the award date. We do not estimate a forfeiture rate at the time of grant, instead we elected to recognize share-based compensation expense when actual forfeitures occur.
2016 Equity and Incentive Compensation Plan
Long-Term/Annual Incentives
On March 9, 2016, stockholders approved and adopted the 2016 Equity and Incentive Compensation Plan ("2016 Plan") which replaced the Amended and Restated 1993 Key Employee Stock Incentive Program. The 2016 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and our subsidiaries (i) option rights, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350 shares during any calendar year.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company's Incentive Plan activity during the years ended October 31, 2017, 2016, and 2015:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA	Weighted Average Remaining Contractual Life

November 1, 2014	123	$9.69	5.15	117	$16.81	2.58	—	—
Granted	—	—		84	11.22		—	—
Options exercised or restricted stock vested	(19)	8.19		(69)	14.99		—	—
Forfeited or expired	(13)	11.80		(8)	20.64		—	—
October 31, 2015	91	$9.70	4.10	124	$13.77	2.28	—	—
Granted	—	—		312	4.30		22	$4.17
Options exercised or restricted stock vested	—	—		(54)	16.53		—	—
Forfeited or expired	(1)	12.04		(6)	5.71		—	—
October 31, 2016	90	$9.67	3.04	376	$6.11	1.83	22	$4.17	1.46
Granted	—	—		247	7.94		29	8.62
Options exercised or restricted stock vested	(8)	9.79		(174)	6.11		(14)	4.17
Forfeited or expired	(24)	13.38		(8)	9.57		(1)	7.06
October 31, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82

We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the fiscal years ended October 31, 2017, 2016 and 2015 as follows:

	2017	2016	2015
Stock options	$—	$—	$15
Restricted stock (1)	1,583	1,035	1,010
Restricted stock units	115	37	—
Total	$1,698	$1,072	$1,025
(1) Includes $60 of additional expense from the impact of early adopting ASU 2016-09 for the fiscal year ended October 31, 2017.
Stock Options
The exercise price of each stock option equals the market price of our common stock on its grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized on a straight-line basis over the applicable vesting period. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during fiscal years 2017, 2016, and 2015.
Cash received from the exercise of options for the fiscal years ended October 31, 2017 and 2015 was $78 and $159, respectively. Stock options were not exercised during the fiscal year ended October 31, 2016. At October 31, 2017, the options outstanding and exercisable had an intrinsic value of $137. Options that have an exercise price greater than the market price on October 31, 2017 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2017 and 2015 was $40 and $18, respectively. Stock options were not exercised during the fiscal year ended October 31, 2016.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides additional information regarding options outstanding as of October 31, 2017:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$2.11	8,000	$2.11	8,000	1.12
$5.30	18,166	$5.30	18,166	1.78
$12.04	26,000	$12.04	26,000	3.11
$8.10	6,000	$8.10	6,000	4.14
Totals	58,166		58,166
Restricted Stock Awards
The grant date fair value of each restricted stock award equals the fair value of our common stock based on a 20-day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of October 31, 2017, there was approximately $1,982 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Restricted Stock Units
The grant date fair value of each restricted stock unit equals the fair value of our common stock based on a 20-day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of October 31, 2017, there was approximately $181 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

Cash Incentive Award Agreements

Under the provisions of the 2016 Plan, we granted certain awards pursuant to Cash Incentive Award Agreements to 12 executives on March 10, 2016. Additional awards were granted on December 14, 2016 to approximately 70 executives and director level employees. These awards were designed to provide the individuals with an incentive to participate in the long-term success and growth of the Company. The Cash Incentive Award Agreements provide for cash-based awards that vest upon payment. These awards are performance-based and are re-evaluated each period and assessed for the probability that the targets will be met. The awards granted on March 10, 2016 will be paid after October 31, 2019, if certain performance goals are achieved. The awards granted on December 14, 2016 will be paid after October 31, 2020, if certain performance goals are achieved. These awards are also subject to payment upon a change in control or termination of employment, if certain performance goals are achieved. One half of the awards will be based on 3-year return on capital employed and 3-year EBITDA as adjusted goals, which could range from 0% to 200% based on the achievement of performance goals. These awards represent unfunded, unsecured obligations of the Company.

During fiscal year 2017, we recorded expense related to these awards of $536. At October 31, 2017, we had a liability of $536 related to these awards and is presented as other accrued expenses in the consolidated balance sheets.
Incentive Bonus Plans
We maintain a Management Incentive Plan ("MIP") to provide the Chief Executive Officer and certain eligible employees ("participants") incentives for superior performance. The MIP is administered by the Compensation Committee of the Board of Directors and entitles the participants to be paid a cash bonus based upon varying percentages of their respective salaries, the level of achievement of the corporate goals established by the Compensation Committee and specific individual goals as established by the Chief Executive Officer (for employees other than the CEO). For fiscal year 2017, the Compensation Committee established goals for participants based on the Company's earnings before interest, taxes, depreciation and amortization and return on capital employed. For fiscal year 2016, the Compensation Committee established goals for participants based on the Company's earnings before interest, taxes, depreciation and amortization and return on invested capital and for fiscal year 2015, the established goals for participants were based on the Company's earnings before interest, taxes, depreciation and amortization. The incentive depends upon meeting the operating targets and, for participants at an operating unit, 50% is based upon attaining the corporate goals for

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the Company's performance. The MIP is accrued throughout the year based on forecast performance targets. For fiscal 2017, participants in the MIP received an aggregate bonus of $9,660 under the MIP, which will be paid in the first quarter of fiscal 2018. The aggregate bonus is included in the consolidated balance sheet in other accrued liabilities for the fiscal year ended October 31, 2017. For both fiscal 2016 and 2015, the Company did not meet the established targets and therefore participants were not eligible for a bonus payout under the MIP.

Note 18—Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2017	2016	2015
Domestic	$4,251	$3,917	$17,063
Foreign	2,172	(5,400)	(6,448)
Total	$6,423	$(1,483)	$10,615
The components of the provision (benefit) for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2017	2016	2015
Current:
Federal	$66	$(3,900)	$(545)
State and local	386	329	384
Foreign	2,494	1,123	608

Total current	2,946	(2,448)	447
Deferred:
Federal	856	3,289	4,501
State and local	(329)	156	208
Foreign	3,647	(6,149)	(446)
Total deferred	4,174	(2,704)	4,263
Provision (benefit)	$7,120	$(5,152)	$4,710

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following:

	Years Ended October 31,
	2017	2016
Deferred tax assets:
Accrued compensation and benefits	$1,793	$2,091
Inventory	1,721	646
State depreciation adjustments and loss carryforwards	4,213	2,664
Pension obligations and post retirement benefits	7,432	10,229
Foreign net operating loss	8,851	7,466
Other accruals, reserves and tax credits	3,070	3,668
Goodwill and intangible amortization	6,269	7,234
Foreign currency translation	30	75
Interest rate swap	771	1,922
Total deferred tax assets	34,150	35,995
Less: Valuation allowance	(9,401)	(2,782)
Net deferred tax assets	$24,749	$33,213
Deferred tax liabilities:
Fixed assets	$(26,742)	$(26,800)
Prepaid expenses and other	(835)	(1,173)
Net deferred tax (liability) asset	$(2,828)	$5,240

Change in net deferred tax asset:
Benefit (provision) for deferred taxes	$(4,174)	$2,704
Unrecognized tax benefit adjustments	453	(207)
Components of other comprehensive income:
Pension and post retirement benefits	(3,001)	2,986
Velocys investment	(250)	58
Interest rate swap	(1,151)	111
Other adjustments	55	(27)
Total change in net deferred tax asset	$(8,068)	$5,625

As required by FASB ASC Topic 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Activities and balances of unrecognized tax benefits for 2017, 2016, and 2015 are summarized below:

	Years Ended October 31,
	2017	2016	2015
Balance at beginning of year	$561	$731	$1,068
Additions based on tax positions related to the current year	88	48	125
Additions for tax positions of prior years	9	—	27
Reductions based on tax positions related to the current year	—	—	(39)
Reductions for tax positions of prior years	—	(53)	—
Reductions as result of lapse of applicable statute of limitations	(118)	(165)	(450)
Balance at end of year	$540	$561	$731

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $355 at October 31, 2017 and $368 at October 31, 2016. We recognize interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. We recognized $102 of benefit in 2017, $218 of benefit in 2016 and $163 of benefit in 2015 for interest and penalties. We had accrued $411 at October 31, 2017 and $513 at October 31, 2016 for the payment of interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2012 and no longer subject to non-U.S. income tax examinations for calendar years ending prior to December 31, 2010. We do not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

During the third quarter of fiscal 2017, we established a full valuation allowance of $3,124 against deferred tax assets of the Mexican operations in Saltillo. The valuation allowance as of October 31, 2017 was $3,831.

A valuation allowance of $9,401 remains as of October 31, 2017 for deferred tax assets whose realization remains uncertain. The comparable amount of the valuation allowance at October 31, 2016 was $2,782. The net increase in the valuation allowance of $6,619 relates to an increase of $1,636 related to state operating loss carry forwards, an increase of $3,831 related to Mexican operating loss carry forwards and other deferred tax assets, an increase of $707 related to Netherlands operating loss carry forwards, an increase of $369 related to China operating loss carry forwards, an increase of $33 related to Hong Kong operating loss carry forwards, and an increase of $43 related to Swedish operating loss carry forwards.

We assess both negative and positive evidence when measuring the need for a valuation allowance. A valuation allowance has been established due to the uncertainty of realizing certain loss carry forwards, other deferred tax assets and foreign tax credits in the United States and various foreign jurisdictions. We believe the remaining deferred tax assets will be realizable based on projected book income, the reversals of existing taxable temporary differences and available tax planning strategies that would be implemented and generate ordinary income in the United States or foreign jurisdictions to recognize the deferred tax assets. We intend to maintain the valuation allowance against certain deferred tax assets until such time that sufficient positive evidence exists to support realization of the deferred tax assets. In the event we were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
A reconciliation of income tax expense / (benefit) from operations and the U.S. Federal statutory income tax expense were as follows:

	Years Ended October 31,
	2017	2016	2015
Taxes at U.S. federal statutory rate	$2,248	$(519)	$3,715
State and local income taxes, net of federal benefit	(1,639)	65	499
Valuation allowance change	5,749	(5,452)	1,337
Domestic tax credits	(803)	(930)	(223)
Domestic production activities deduction	(455)	(391)	(340)
Foreign operations	1,182	2,240	1,401
Adjustment of uncertain tax positions	(83)	(173)	(340)
Provision to return adjustment for tax law extensions subsequent to year-end	285	202	(1,380)
Other	636	(194)	41
Total income tax expense (benefit)	$7,120	$(5,152)	$4,710
At October 31, 2017, we had operating loss carry forwards of $103,689 in Sweden, Netherlands, China, Hong Kong, Mexico and certain U.S. states. The Swedish foreign operating loss carry forward benefit is $5,898 which can be carried forward indefinitely. There is a partial valuation allowance against it, in the amount of $43, for activities related to Shiloh Industries China Holding. The foreign operating loss carry forward benefit for the Netherlands is $742 and has a full valuation allowance against

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

it. This benefit can be carried forward for nine years. The Chinese operating loss carry forward benefit is $742 and has a full valuation allowance against it. This benefit can be carried forward for five years. The Hong Kong operating loss carry forward benefit is $85 and has a full valuation allowance against it. This benefit can be carried forward indefinitely.
In addition, we had Mexican foreign operating loss carry forwards of approximately $1,384 as of October 31, 2017, which will expire between 2019 and 2026. A full valuation allowance was established against the Mexican operating loss carry forward benefit during the year.
Domestically, we had various state net operating loss carryforward benefits. As of October 31, 2017 and 2016, we had state net operating loss carry forward benefits of $3,711 and $2,138 with a valuation allowance of $3,711 and $2,075, respectively that will expire between 2018 and 2037. The table below summarizes the various country operating losses, credit carry forwards and associated valuation allowances as of October 31, 2017 and 2016:

	October 31, 2017			October 31, 2016
Jurisdiction	Gross NOL Carryforward	NOL Tax Effected	Valuation Allowance	Gross NOL Carryforward	NOL Tax Effected	Valuation Allowance
Netherlands	$3,711	$742	$742	$174	$35	$35
Sweden	26,811	5,898	43	27,271	6,000	—
China	2,968	742	742	1,494	373	373
Hong Kong	338	85	85	206	51	51
Mexico	4,614	1,384	1,384	3,358	1,007	—
U.S. (State)	65,247	3,711	3,711	39,331	2,138	2,075
Total before Foreign Tax Credit	$103,689	$12,562	$6,707	$71,834	$9,604	$2,534

U.S. Federal (Foreign Tax Credit)	—	—	248	—	—	248
Total	$103,689	$12,562	$6,955	$71,834	$9,604	$2,782
We paid income taxes, net of refunds, of $1,780 in 2017 and had a net income tax refund of $5,855 in 2016. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are permanently reinvested in the operations. As of October 31, 2017, there was approximately $19,282 of undistributed foreign subsidiary earnings. The income tax liability that would result had such earnings been repatriated is estimated at $6,749.
On December 22, 2017, President Trump signed U.S. tax reform legislation.  Given this date of enactment, our financial statements for the year ended October 31, 2017 do not reflect the impact of this legislation. We are currently undergoing an analysis of the tax reform law and its impact to the financial statements and tax footnote disclosures.  We are also evaluating if the tax reform law will impact the realizability of deferred tax assets and carryforwards.  A more detailed analysis will be completed in our quarterly report for the period in which the law was enacted.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 19—Accumulated Other Comprehensive Loss

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2015	$(28,809)	$(341)	$(3,176)	$(17,723)	$(50,049)
Other comprehensive loss	(8,087)	(125)	(1,466)	(3,031)	(12,709)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,237	—	1,530	529	6,296
Net current-period other comprehensive income (loss)	(3,850)	(125)	64	(2,502)	(6,413)
Balance at October 31, 2016	$(32,659)	$(466)	$(3,112)	$(20,225)	$(56,462)
Other comprehensive income	6,333	29	392	7,156	13,910
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,521)	435	1,401	—	315
Net current-period other comprehensive income	4,812	464	1,793	7,156	14,225
Balance at October 31, 2017	$(27,847)	$(2)	$(1,319)	$(13,069)	$(42,237)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with manufacturing expenses included in cost of goods sold on the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with interest expense included on the statements of operations.
(3) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with other expense, net included on the statements of operations.

Note 20—Related Party Transactions
We had sales to MTD Products Inc. and its affiliates of $5,129, $5,730, and $6,411 for fiscal years 2017, 2016, and 2015, respectively. At October 31, 2017 and 2016, we had receivable balances of $759 and $1,235, respectively, due from MTD Products Inc. and its affiliates.

Note 21—Business Segment Information
We conduct our business and report our information as one operating segment - Automotive and Commercial Vehicles. Our chief operating decision maker has been identified as the executive leadership team, which includes certain Vice Presidents, all Senior Vice Presidents plus the Chief Executive Officer of the Company. This team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to the Board of Directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenues of foreign geographic regions in the table below are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 19.5%, 16.7%, and 15.9% of total revenues for fiscal years 2017, 2016 and 2015, respectively. Long-lived assets in the table below consist primarily of net property, plant and equipment, goodwill and intangibles.

	Revenues			Long-Lived Assets
	2017	2016	2015	2017	2016	2015
United States	$839,013	$888,164	$901,182	$235,663	$243,225	$265,579
Europe	169,398	143,281	132,094	53,569	48,709	41,695
Rest of World	33,575	34,389	39,776	20,543	18,672	19,484
Total Company	$1,041,986	$1,065,834	$1,073,052	$309,775	$310,606	$326,758
The foreign currency loss in the table below is included as a component of other expense in the consolidated statements of operations.

	Foreign Currency Loss
	2017	2016	2015
Europe	$(473)	$(802)	$(23)
Rest of World	$(622)	$(772)	$(483)
The table below details customers that accounted for more than 10% of our revenues in fiscal 2017, 2016 and 2015:

	Revenues
Customer	2017	2016	2015
General Motors	17.9%	18.2%	15.5%
FCA	15.0%	17.1%	17.4%

Note 22—Quarterly Results of Operations (Unaudited)
(amounts in thousands except per share data)

The following is a summary of our consolidated quarterly results for each of the fiscal years ended October 31, 2017 and 2016:

For the Year Ended October 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$247,938	$273,031	$256,847	$264,170
Gross profit	23,800	33,216	28,855	27,912
Operating income (loss)	3,006	10,957	7,039	2,712
Provision (benefit) for income taxes	(76)	2,323	4,439	434
Net income (loss)	$(2,018)	$4,229	$(1,982)	$(926)
Net income (loss) per share basic	$(0.11)	$0.24	$(0.11)	$(0.04)
Net income (loss) per share diluted	$(0.11)	$0.24	$(0.11)	$(0.04)
Weighted average number of shares:
Basic	17,720	17,858	18,559	23,055
Diluted	17,720	17,888	18,559	23,055

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the Year Ended October 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$251,055	$284,264	$248,832	$281,683
Gross profit	15,889	26,281	23,910	30,096
Operating income (loss)	(2,292)	8,724	5,798	6,240
Provision for income taxes	(1,911)	364	1,344	(4,949)
Net income (loss)	$(5,127)	$4,209	$(678)	$5,265
Net income (loss) per share basic	$(0.30)	$0.24	$(0.04)	$0.31
Net income (loss) per share diluted	$(0.30)	$0.24	$(0.04)	$0.31
Weighted average number of shares:
Basic	17,342	17,615	17,614	17,614
Diluted	17,342	17,620	17,614	17,629
Note 23—Commitments and Contingencies

Litigation
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of our officers (the President and Chief Executive Officer and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that we issued inaccurate information to investors about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased our common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016. The District Court rendered an opinion and order granting our motion to dismiss the lawsuit on March 23, 2017. On April 6, 2017, the plaintiffs filed a motion for reconsideration of the dismissal order. We, in opposition to the plaintiff's motion, filed a motion for consideration of the dismissal on April 20, 2017 and the plaintiffs filed a reply motion in opposition for reconsideration on April 27, 2017. On July 7, 2017, the District Court denied the Plaintiffs’ request to vacate the District Court’s March 23, 2017 order of dismissal and granted the Plaintiff’s request to further amend their complaint. The Plaintiffs filed their Second Amended Complaint on August 4, 2017.  We filed our Motion to Dismiss the Second Amended Compliant on August 18, 2017.  The Plaintiffs’ filed their opposition brief on November 2, 2017 and we filed our reply in support of defendants’ motion to dismiss the second amended complaint on November 22, 2017.

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

In addition, from time to time, we are involved in legal proceedings, claims or investigations that are incidental to the conduct of its business. We vigorously defend ourselves against such claims. In future periods, we could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including its assessment of the merits of the particular claims, we do not expect that our legal proceedings or claims will have a material impact on our future consolidated financial condition, results of operations or cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended, and it was determined that disclosure controls and procedures were effective as of October 31, 2017.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (COSO framework). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent internal control limitations, our internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our PEO, PFO and PAO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of October 31, 2017.

Our management concluded that we maintained effective internal control over financial reporting as of October 31, 2017, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

Item 9A includes herein below the attestation report of Grant Thornton LLP on Shiloh Industries, Inc.’s internal control over financial reporting as of October 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
We have audited the internal control over financial reporting of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2017, and our report dated January 5, 2018 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
January 5, 2018

Item 9B.	Other Information.
None.

PART III

The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts are set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to our Board of Directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our Board of Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after October 31, 2017 ("Proxy Statement"), which information is incorporated herein by reference. Information regarding our executive officers is included in Part I hereof under "Executive Officers of the Registrant". The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts are set forth under the caption "Committees of the Board" in our Proxy Statement, which is incorporated herein by reference.
We have adopted a code of ethics that applies to our PEO, PFO and PAO as well as the other officers, directors and managers of the Company in accordance with the Marketplace Rules of the Nasdaq Stock Market. The code of ethics is available at our website: www.shiloh.com.
Executive Officers of the Registrant
Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are appointed annually by the Board of Directors.

Name	Age	Years as Executive Officer	Title
Ramzi Y. Hermiz	52	5	President and Chief Executive Officer
W. Jay Potter	56	2	Senior Vice President and Chief Financial Officer
Gary DeThomas	54	3	Vice President Corporate Controller and Principal Accounting Officer
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
Mr. Potter, Senior Vice President and Chief Financial Officer joined the Company in December 2015. Prior to joining the Company, Mr. Potter served as Vice President and Chief Financial Officer of Sedgwick Claims Management Services, a provider of technology-enabled claims and productivity management solutions, since 2012. Immediately prior to his employment with Sedgwick Claims Management Services, Mr. Potter held various financial leadership roles with Masco Corporation, a provider of building supplies, construction materials and contractor services for new home and industrial construction, commencing in 2002 through 2010, where he then became the Chief Financial Officer and Vice President of Finance of Masco Cabinetry.
Mr. DeThomas, Vice President Corporate Controller and Principal Accounting Officer, joined the Company in March 2015 and was appointed to principal accounting officer in September 2015. Prior to joining the Company, Mr. DeThomas worked at Techtronic Industries, a designer, manufacturer and marketer of power tools, outdoor power equipment and floor care appliances, beginning in June 2013. While at Techtronic Industries, Mr. DeThomas was Vice President and Chief Financial Officer of the Floor Care Division. Prior to that, Mr. DeThomas served as the Vice President and Chief Financial Officer for King Systems, a manufacturer and distributor of medical devices, from 2011 until June 2013. Mr. DeThomas also served as Vice President, Controller of North American Tire Division for Cooper Tire & Rubber Company, the parent company of a global family of companies that specializes in the design, manufacture, marketing and sale of passenger car and light truck tires, from 2008 until 2011.

Item 11.	Executive Compensation.

Information with respect to executive compensation and the report of the compensation committee of our Board of Directors is set forth in the Proxy Statement, which information and report are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain owners and management is set forth in the Proxy Statement, which information is incorporated herein by reference.

Summary of Equity Compensation Plans
(Amounts in number of shares and per share data)

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of October 31, 2017.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	93,981	$7.98	932,352
Equity compensation plans not approved by security holders	—	—	—

Total	93,981	$7.98	932,352

(1) In addition to stock options, restricted stock units have been awarded under Shiloh's equity compensation plans and were outstanding at October 31, 2017.
(2) Calculated without taking into account the 35,815 shares of common stock subject to outstanding restricted stock that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.
For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 17 to consolidated financial statements.

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2017 and 2016.
Consolidated Statements of Operations for the years ended October 31, 2017, 2016, and 2015.
Consolidated Statements of Other Comprehensive Income (Loss) for the years ended October 31, 2017, 2016, and 2015.
Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016, and 2015.
Consolidated Statements of Stockholders' Equity for the years ended October 31, 2017, 2016, and 2015.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Foreign Currency Adjustment	Balance at End of Year
Valuation allowance for accounts receivable
Year ended	October 31, 2017	$790	$493	$24	$12	$1,271
Year ended	October 31, 2016	$821	$(10)	$57	$36	$790
Year ended	October 31, 2015	$601	$210	$1	$11	$821
Valuation allowance for inventory reserves
Year ended	October 31, 2017	$2,946	$2,933	$384	$40	$5,535
Year ended	October 31, 2016	$2,547	$1,210	$802	$(9)	$2,946
Year ended	October 31, 2015	$2,051	$1,626	$1,120	$(10)	$2,547
Valuation allowance for deferred tax assets
Year ended	October 31, 2017	$2,782	$6,619	$—	$—	$9,401
Year ended	October 31, 2016	$4,986	$(2,204)	$—	$—	$2,782
Year ended	October 31, 2015	$3,638	$1,348	$—	$—	$4,986
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

Date: January 5, 2018

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ W. Jay Potter
W. Jay Potter
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer and Director (Principal Executive Officer)
Ramzi Hermiz		January 5, 2018

/s/ W. JAY POTTER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	January 5, 2018
W. Jay Potter

/s/ GARY DETHOMAS	Vice President Corporate Controller (Principal Accounting Officer)	January 5, 2018
Gary DeThomas

*	Chairman and Director	January 5, 2018
Curtis E. Moll

*	Director	January 5, 2018
Cloyd Abruzzo

*	Director	January 5, 2018
Jean Brunol

*	Director	January 5, 2018
George G. Goodrich

*	Director	January 5, 2018
Michael S. Hanley

*	Director	January 5, 2018
David J. Hessler

*	Director	January 5, 2018
Dieter Kaesgen

*	Director	January 5, 2018
Robert J. King, Jr.

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ Ramzi Y. Hermiz
Ramzi Y. Hermiz, Attorney-In-Fact
January 5, 2018

EXHIBIT INDEX

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit #	Filed Herewith
3.1	Restated Certificate of Incorporation of the Company.	10-K	000-21964	October 31, 1995	3.1

3.2	Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value $.01.	10-K	000-21964	February 13, 2002	3.1(ii)

3.3	Amended and Restated By-Laws of the Company, dated December 13, 2007.	10-K	000-21964	December 20, 2007	3.1(iii)

3.4	Amended and Restated Certificate of Incorporation of the Company, as amended, dated March 10, 2016.	Schedule 14A	000-21964	January 29, 2016	Appendix B

4.1	Specimen certificate for the Common Stock, par value $.01 per share, of the Company.	10-K	000-21964	October 31, 1995	4.1

4.2	Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein.	10-K	000-21964	October 31, 1995	4.3

10.1*	Form of Incentive Stock Option Agreement.	10-K	000-21964	December 22, 2004	10.2

10.2*	Form of Nonqualified Stock Option Agreement.	10-K	000-21964	December 22, 2004	10.3

10.3*	Shiloh Industries, Inc. Senior Management Bonus Plan.	Schedule 14A	000-21964	February 8, 2005	B

10.4*	Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 10, 2009).	Schedule 14A	000-21964	February 2, 2010	A

10.5*	Senior Management Bonus Plan.	Schedule 14A	000-21964	February 2, 2010	B

10.6*	First Amendment to the Shiloh Industries, Inc. Senior Management Incentive Plan.	Schedule 14A	000-21964	February 10, 2014	A

10.7	Form of Indemnification Agreement between Directors and Officers and Shiloh Industries, Inc., dated February 5, 2007.	10-Q	000-21964	May 24, 2007	10.21

10.8	Change in Control Severance Agreement between Thomas M. Dugan and Shiloh Industries, Inc.	8-K	000-21964	August 26, 2011	10.1

10.9	Offer Letter to Ramzi Hermiz by Shiloh Industries, Inc., dated as of August 23, 2012.	8-K	000-21964	August 29, 2012	10.1

10.10	Change in Control Severance Agreement between Ramzi Y. Hermiz and Shiloh Industries, Inc.	8-K	000-21964	August 29, 2012	10.20

10.11	First Amendment to Change in Control Agreement between Thomas M. Dugan and Shiloh Industries, Inc.	10-K	000-21964	December 21, 2012	10.21

10.12	Credit Agreement dated as of October 25, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	10-K	000-21964	December 23, 2013	10.30

10.13	First Amendment Agreement dated as of December 30, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	December 30, 2013	10.1

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit #	Filed Herewith
10.14	Share Sale and Purchase Agreement, dated May 21, 2014, among the subsidiary and Finnveden AB, a company limited by shares incorporated in Sweden, Shiloh Holdings Sweden AB, company limited by shares incorporated in Sweden, and FinnvedenBulten AB, a company limited by shares incorporated in Sweden.	10-Q	000-21964	September 5, 2014	10.1

10.15	Second Amendment Agreement, dated as of June 26, 2014 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	July 2, 2014	10.1
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
		10-K	000-21964	January 13, 2015	10.1

10.17	Asset Purchase Agreement, dated September 30, 2014, among the Company, Radar Industries, Inc., and Radar Mexican Investments, LLC.	10-K	000-21964	January 13, 2015	10.32

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
		10-Q	000-21964	June 5, 2015	10.1

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
		8-K/A	000-21964	November 6, 2015	1.1

10.20*	Employment Agreement by and between the Company and W. Jay Potter dated as of December 16, 2015.	10-Q	000-21964	March 3, 2016	10.1

10.21*	Shiloh Industries, Inc. 2016 Equity and Incentive Compensation Plan.	Schedule 14A	000-21964	January 29, 2016	A

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit #	Filed Herewith
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
		10-K	000-21964	January 17, 2017	10.22

10.23*	Letter Agreement dated as of November 1, 2016 between Shiloh Industries, Inc. and Jean Brunol.	10-K	000-21964	January 17, 2017	10.23

10.24	Form of Indenture.	S-3	333-216571	March 9, 2017	4.1

10.25	Agreement on Terms and Conditions of Stock Award - Director Restricted Stock Award.	10-Q	000-21694	June 1, 2017	10.1

10.26	Agreement on Terms and Conditions of RSU Award - Director Restricted Stock Unit Award.	10-Q	000-21694	June 1, 2017	10.2

10.27	Agreement on Terms and Conditions of Stock Award - Employee Restricted Stock Award.	10-Q	000-21694	June 1, 2017	10.3

10.28	Agreement on Terms and Conditions of Cash Incentive Award - Employee Cash Incentive Award.	10-Q	000-21694	June 1, 2017	10.4

10.29	Underwriting Agreement, dated July 13, 2017, by and among Shiloh Industries, Inc., MTD Products Inc. Master Employee Benefit Trust, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp., as representatives of the several underwriters named therein.	8-K	000-21694	July 19, 2017	1.1

10.30	Seventh Amendment to the Credit Agreement, dated July 31, 2017, among Shiloh Industries, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	August 1, 2017	10.1

10.31
 Eighth Amendment to the Credit Agreement, dated October 31, 2017, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands as the borrowers and the Domestic Subsidiaries of Shiloh Industries, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A. as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA, Compass Bank and the Huntington National Bank as Co-Documentation Agents, and the other lender parties thereto.
		8-K	000-21964	November 2, 2017	10.1

21.1	Subsidiaries of the Company.					x

23.1	Consent of Grant Thornton LLP.					x

24.1	Power of Attorney.					x

31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

100.1
The following materials from Shiloh Industries, Inc's Annual Report on 10-K for the year ended October 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Stockholders' Equity and (vi) Notes to the Consolidated Financial Statements.
x

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.