Form 10-Q
period 2018-01-31
SHILOH INDUSTRIES INC
filed 2018-03-08
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 6, 2018 was 23,344,161.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 31, 2018	October 31, 2017

	(Unaudited)
ASSETS
Cash and cash equivalents	$11,066	$8,736
Investments in marketable securities	49	194
Accounts receivable, net	162,849	188,664
Related-party accounts receivable	1,049	759
Prepaid income taxes	509	338
Inventories, net	64,730	61,812
Prepaid expenses and other assets	41,306	34,018
Total current assets	281,558	294,521
Property, plant and equipment, net	274,047	266,891
Goodwill	28,337	27,859
Intangible assets, net	14,465	15,025
Deferred income taxes	6,509	6,338
Other assets	8,043	7,949
Total assets	$612,959	$618,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,630	$2,027
Accounts payable	159,246	166,059
Other accrued expenses	37,659	46,171
Accrued income taxes	379	1,628
Total current liabilities	198,914	215,885
Long-term debt	182,416	181,065
Long-term benefit liabilities	21,208	21,106
Deferred income taxes	6,129	9,166
Interest rate swap agreement	943	2,088
Other liabilities	952	952
Total liabilities	410,562	430,262
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,347,545 and 23,121,957 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively	233	231
Paid-in capital	112,865	112,351
Retained earnings	122,834	117,976
Accumulated other comprehensive loss, net	(33,535)	(42,237)
Total stockholders’ equity	202,397	188,321
Total liabilities and stockholders’ equity	$612,959	$618,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2018	2017
Net revenues	$247,666	$247,938
Cost of sales	219,776	223,834
Gross profit	27,890	24,104
Selling, general & administrative expenses	21,240	20,170
Amortization of intangible assets	565	565
Asset impairment, net	—	41
Restructuring	1,514	—
Operating income	4,571	3,328
Interest expense	2,340	4,812
Interest income	(5)	(2)
Other expense, net	436	612
Income (loss) before income taxes	1,800	(2,094)
Benefit for income taxes	(3,058)	(76)
Net income (loss)	$4,858	$(2,018)
Income (loss) per share:
Basic earnings (loss) per share	$0.21	$(0.11)
Basic weighted average number of common shares	23,107	17,720
Diluted earnings (loss) per share	$0.21	$(0.11)
Diluted weighted average number of common shares	23,287	17,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2018	2017
Net income (loss)	$4,858	$(2,018)
Other comprehensive income (loss)
Defined benefit pension plans & other postretirement benefits
Amortization of net actuarial loss	328	377
Income tax provision	(107)	(140)
Total defined benefit pension plans & other post retirement benefits, net of tax	221	237
Marketable securities
Unrealized gain (loss) on marketable securities	(144)	176
Income tax benefit (provision)	37	(62)
Total marketable securities, net of tax	(107)	114
Derivatives and hedging
Unrealized gain on interest rate swap agreements	866	1,446
Income tax provision	(341)	(745)
Reclassification adjustments for settlement of derivatives included in net income (loss)	280	418
Change in fair value of derivative instruments, net of tax	805	1,119
Foreign currency translation adjustments
Foreign currency translation gain (loss)	7,783	(558)
Unrealized gain (loss) on foreign currency translation	7,783	(558)
Comprehensive income (loss), net	$13,560	$(1,106)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,858	$(2,018)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,117	9,718
Asset impairment, net	—	41
Amortization of deferred financing costs	309	832
Deferred income taxes	(3,551)	(1,285)
Stock-based compensation expense	516	397
(Gain) loss on sale of assets	(12)	37
Changes in operating assets and liabilities:
Accounts receivable	32,313	15,448
Inventories	(671)	(1,502)
Prepaids and other assets	(6,044)	2,008
Payables and other liabilities	(23,245)	4,112
Accrued income taxes	(2,950)	(1,164)
Net cash provided by operating activities	11,640	26,624
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,885)	(9,077)
Proceeds from sale of assets	—	4
Net cash used in investing activities	(9,885)	(9,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(223)	(208)
Proceeds from long-term borrowings	46,900	33,200
Repayments of long-term borrowings	(45,370)	(53,327)
Payment of deferred financing costs	(57)	(221)
Net cash provided by (used in) financing activities	1,250	(20,556)
Effect of foreign currency exchange rate fluctuations on cash	(675)	329
Net increase (decrease) in cash and cash equivalents	2,330	(2,676)
Cash and cash equivalents at beginning of period	8,736	8,696
Cash and cash equivalents at end of period	$11,066	$6,020

Supplemental Cash Flow Information:
Cash paid for interest	$2,260	$3,954
Cash paid for income taxes	$1,593	$924

Non-cash Activities:
Capital equipment included in accounts payable	$3,398	$2,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh Industries," "us," "our" or "we"), without audit, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Revenues and operating results for the three months ended January 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

In the first quarter of fiscal 2018, we early adopted the provisions of Accounting Standards Update ("ASU") 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The reclassification of certain prior year amounts as a result of early adopting ASU 2017-07 is detailed in Note 2 - Recent Accounting Standards.

Note 2—Recent Accounting Standards

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Job Act and will improve the usefulness of information reported to financial statement users.
		November 1, 2019 with early adoption permitted.	We do not expect the adoption of these provisions to have a significant impact on the Company's condensed consolidated financial statements or financial statement disclosures.
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
November 1, 2018 with early adoption permitted.
We do not expect the adoption of these provisions to have a significant impact on the Company's condensed consolidated financial statements as it is not our practice to change either the terms or conditions of share-based payment awards once they are granted.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

ASU 2014-09 Revenue from Contracts with Customers
The amendments require companies to recognize revenue when there is a transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments should be applied on either a full or modified retrospective basis, which clarifies existing accounting literature relating to how and when a company recognizes revenue. The FASB, through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During fiscal 2016, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.
November 1, 2018.
We are planning a bottom up approach to analyze the standard's impact on our revenues by looking at historical policies and practices and identifying the differences from applying the new standard to our revenue stream. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete. We have established a cross-functional coordinated team to implement the guidance related to the recognition of revenue from contracts with customers. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. In addition, we have selected the modified retrospective approach but have not yet selected a transition date nor have we determined the effect of the standard to our condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

ASU 2016-02 Leases
This amendment requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect an optional transition practical expedient to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. In November 2017, the FASB voted to amend ASC Topic 842 to allow companies to elect not to restate their comparative periods in the period of adoption when transitioning to the standard. The amendment is expected to be finalized in the first quarter of 2018.
November 1, 2019 with early adoption permitted.
We are in the process of evaluating the impact of adoption of this standard on our financial statements and disclosures. We are in the beginning stages of developing a project plan with key stakeholders throughout the organization and gathering and analyzing detailed information on existing lease arrangements. This includes evaluating the available practical expedients, calculating the lease asset and liability balances associated with individual contractual arrangements and assessing the disclosure requirements. In addition, we continue to monitor FASB amendments to ASC Topic 842.

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
	November 1, 2018 with early adoption permitted.	We do not expect the adoption of these provisions to have a significant impact on the Company's condensed consolidated statement of financial position or financial statement disclosures.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recently Adopted Accounting Standards:

Standard	Description	Adoption Date	Effect on our financial statements and other significant matters
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
November 1, 2017.
Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, we reclassified $322 from cost of sales and selling, general and administrative expenses to other expense, net on the condensed consolidated statements of operations for the three months ended January 31, 2017.

ASU 2015-11 Inventory	This amendment simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The amendment should be applied on a prospective basis.	November 1, 2017.	The adoption of these provisions did not have a significant impact on the Company's condensed consolidated statement of financial position or financial statement disclosures.

Note 3—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $639 and $1,271 at January 31, 2018 and October 31, 2017, respectively. We recognized a benefit of $120 and $13 from recoveries of receivables previously expensed during the three months ended January 31, 2018 and 2017, respectively, in the condensed consolidated statements of operations.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts in light of the market conditions in the automotive, commercial vehicle and industrial markets.
As a part of our working capital management, the Company entered into a factoring agreement with a third party financial institution ("institution") for the sale of certain accounts receivable with recourse. The activity under this agreement is accounted for as a sale of accounts receivable under ASC Topic 860 "Transfers and Servicing." This agreement relates exclusively to the accounts receivable of certain Swedish customers. The amount sold varies each month based on the amount of underlying receivables and cash flow requirements of the Company. In addition, the agreement addresses events and conditions which may obligate us to immediately repay the institution the purchase price of the receivables sold.

The total amount of accounts receivable factored was $8,714 and $7,567 as of January 31, 2018 and October 31, 2017, respectively. As these sales of accounts receivable are with recourse, $9,223 and $8,072 was recorded in accounts payable as of January 31, 2018 and October 31, 2017, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables and the date the client’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 4—Related Party Receivables

We had sales to MTD Products Inc. and its affiliates of $1,042 and $1,598 for the three months ended January 31, 2018 and 2017, respectively. At January 31, 2018 and October 31, 2017, we had related party receivable balances of $1,049 and $759, respectively, due from MTD Products Inc. and its affiliates.

Note 5—Inventories
Inventories consist of the following:

	January 31, 2018	October 31, 2017
Raw materials	$25,467	$23,389
Work-in-process	18,693	18,653
Finished goods	20,570	19,770
Total inventory	$64,730	$61,812

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $5,397 and $5,535 at January 31, 2018 and October 31, 2017, respectively.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	January 31, 2018	October 31, 2017
Tooling (1)	$19,732	$13,629
Prepaid expenses and other assets	15,274	14,089
Assets held for sale (2)	6,300	6,300
Total	$41,306	$34,018

(1) Development of molds, dies and tools (collectively, "tooling") related to new program awards that go into production over the next twelve months and are reimbursable by the customer upon successful delivery and approval of an engineered part.

(2) During the fourth quarter of fiscal 2016, we determined that a need no longer existed for certain equipment and is currently recorded as a current asset held for sale. We are actively working with the supplier to identify a buyer.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31, 2018	October 31, 2017
Land and improvements	$11,374	$11,416
Buildings and improvements	120,395	124,406
Machinery and equipment	508,785	504,785
Furniture and fixtures	23,383	22,209
Construction in progress	46,794	40,356
Total, at cost	710,731	703,172
Less: Accumulated depreciation	436,684	436,281
Property, plant and equipment, net	$274,047	$266,891

Depreciation expense was $9,552 and $9,153 for the three months ended January 31, 2018 and 2017, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Capital Leases:

	January 31, 2018	October 31, 2017
Leased Property:
Machinery and equipment	$7,394	$7,099
Less: Accumulated depreciation	2,586	2,420
Leased property, net	$4,808	$4,679

Total obligations under capital leases and future minimum rental payments to be made under capital leases at January 31, 2018 are as follows:

Twelve Months Ended January 31,
2019	$906
2020	541
2021	2,275
3,722
Plus amount representing interest ranging from 3.05% to 3.77%	358
Future minimum rental payments	$4,080

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the three months ended January 31, 2018 are as follows:

Balance October 31, 2017	$27,859
Foreign currency translation	478
Balance January 31, 2018	$28,337

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the three months ended January 31, 2018 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2017	$11,648	$1,997	$31	$1,254	$95	$15,025
Amortization expense	(333)	(193)	(4)	(31)	(4)	(565)
Foreign currency translation	5	—	—	—	—	5
Balance January 31, 2018	$11,320	$1,804	$27	$1,223	$91	$14,465

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	13.2	17,574	$(6,254)	$11,320
Developed technology	7.3	5,007	(3,203)	1,804
Non-compete	2.3	824	(797)	27
Trade Name	14.8	1,875	(652)	1,223
Trademark	10.0	166	(75)	91
		$25,446	$(10,981)	$14,465
Total amortization expense was $565 for both the three months ended January 31, 2018 and 2017. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ended January 31,
2019	$1,987
2020	1,713
2021	1,702
2022	1,702
2023	1,702
Thereafter	5,659
$14,465

Note 9—Financing Arrangements
Debt consists of the following:

	January 31, 2018	October 31, 2017
Credit Agreement—interest rate of 3.97% at January 31, 2018 and 3.88% at October 31, 2017	$179,600	$178,200
Equipment security note	351	482
Capital lease obligations	3,722	3,760
Insurance broker financing agreement	373	650
Total debt	184,046	183,092
Less: Current debt	1,630	2,027
Total long-term debt	$182,416	$181,065

At January 31, 2018, we had total debt, excluding capital leases, of $180,324, consisting of a revolving line of credit under the Credit Agreement (as defined below) of floating rate debt of $179,600 and of fixed rate debt of $724. The weighted average interest rate of all debt was 3.88% and 5.09% for the three months ended January 31, 2018 and January 31, 2017, respectively.

Revolving Credit Facility:

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, CIBC Bank USA, Compass Bank and The Huntington National Bank,

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

N.A., as Co-Documentation Agents, and the other lender parties thereto.

On October 31, 2017, we executed the Eighth Amendment ("Eighth Amendment") to the Credit Agreement which among other things: provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability; increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Eighth Amendment extended the commitment period to October 31, 2022.

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

On October 30, 2015, we executed a Fifth Amendment that increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Fifth Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Fifth Amendment provided for a consolidated fixed charge coverage ratio and provided for up to $50,000 of capital expenditures by the Company and its subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

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

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provided for an interest rate margin on LIBOR loans of 1.50% to 3.00% and of 0.50% to 2.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants under the Credit Agreement as of January 31, 2018 and October 31, 2017.

After considering letters of credit of $6,215 that we have issued, unused commitments under the Credit Agreement were $164,185 at January 31, 2018.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 65% of the stock of our foreign subsidiaries.

Other Debt:

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On August 1, 2017, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2018. As of January 31, 2018, $373 of principal remained outstanding under this agreement and was classified as current debt in our condensed consolidated balance sheets.

On September 2, 2013, we entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of January 31, 2018, $351 remained outstanding under this agreement and was classified as current debt in our condensed consolidated balance sheets.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2021. As of January 31, 2018, the present value of minimum lease payments under our capital leases amounted to $3,722.

Derivatives:

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on the our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest rate at 2.74% plus the applicable margin as provided in the Fifth Amendment discussed above, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable rate monies borrowed. Any ineffectiveness in the hedging relationship is recognized immediately into earnings. We determined the mark-to-market adjustment for the interest rate swap to be a gain of $805 and $1,119, net of tax, for the three months ended January 31, 2018 and 2017, respectively, which is reflected in other comprehensive income (loss). The base notional amounts of $25,000 each or $75,000 total that commenced during 2015 and fiscal 2016 resulted in realized losses of $280 and $418 of interest expense related to the interest rate swap settlements for the three months ended January 31, 2018 and 2017, respectively.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending January 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2019	$—	$351	$906	$373	$1,630
2020	—	—	541	—	541
2021	—	—	2,275	—	2,275
2022	—	—	—	—	—
2023	179,600	—	—	—	179,600
Total	$179,600	$351	$3,722	$373	$184,046

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three months ended January 31, 2018 and 2017 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended January 31,		Three Months Ended January 31,
	2018	2017	2018	2017
Interest cost	$792	$821	$3	$3
Expected return on plan assets	(840)	(864)	—	—
Amortization of net actuarial loss	328	377	2	3
Net periodic cost	$280	$334	$5	$6

We were not required to and therefore did not contribute to our U.S. pension plans during the three months ended January 31, 2018 and 2017. We expect to contribute at least $450 to our U.S. pension plans in fiscal 2018.

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. For our Polish operations, at January 31, 2018 and October 31, 2017, we had a pension obligation liability of $1,325 and $1,008, respectively, based on actuarial reports. The Polish operations recognized $57 and $38 of expense for the three months ended January 31, 2018 and 2017, respectively.

Early Adoption of ASU 2017-07 - Impact

In accordance with the Company's early adoption of ASU 2017-07, we report the service cost component of the net periodic pension and post-retirement costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the employees during the period for both our U.S. and Non-U.S. Plans. The other components of net periodic pension and post-retirement costs are presented in the statement of operations separately from the service cost component and outside a subtotal of operating income. Therefore, $57 and $56 of service costs are included in cost of sales and $285 and $322 of net periodic pension and other post-retirement costs are included in other expense, net in the condensed consolidated statements of operations for the three months ended January 31, 2018 and 2017, respectively. Prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended January 31, 2018 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment (1)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2017	$(27,847)	$(2)	$(1,319)	$(13,069)	$(42,237)
Other comprehensive income (loss)	—	(107)	525	7,783	8,201
Amounts reclassified from accumulated other comprehensive loss, net of tax	221	—	280	—	501
Net current-period other comprehensive income (loss)	221	(107)	805	7,783	8,702
Balance at January 31, 2018	$(27,626)	$(109)	$(514)	$(5,286)	$(33,535)
(1) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with interest expense included on the condensed consolidated statements of operations.

Note 12—Stock Incentive Compensation
Stock Incentive Compensation falls under the scope of ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires us to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For restricted stock and restricted stock units, we are computing fair value based on a twenty day Exponential Moving Average ("EMA") as of the close of business the Friday preceding the award date. For stock options, we have elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. Forfeitures have been estimated based upon our historical experience.
2016 Equity and Incentive Compensation Plan
Long-Term / Annual Incentives
On March 9, 2016, stockholders approved and adopted the 2016 Equity and Incentive Compensation Plan ("2016 Plan") which replaced the Amended and Restated 1993 Key Employee Stock Incentive Program. The 2016 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and our subsidiaries (i) option rights, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of option and / or appreciation rights is limited to 500 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350 shares during any calendar year.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company’s Incentive Plan activity for the three months ended January 31, 2018 and 2017:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA	Weighted Average Remaining Contractual Life

November 1, 2016	90	$9.67	3.04	376	$6.40	1.83	22	$4.17	1.78
Granted	—	—		213	7.07		21	7.06
Options exercised or restricted stock vested	—	—		(21)	15.28		—	—
Forfeited or expired	(8)	10.46		(2)	13.22		—	—
January 31, 2017	82	$9.60	2.80	567	$11.19	2.08	43	$5.48	2.49

November 1, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		220	8.20		12	8.20
Options exercised or restricted stock vested	—	—		(88)	8.48		(7)	7.06
Forfeited or expired	—	—		(1)	7.06		—	—
January 31, 2018	58	$8.16	2.27	572	$7.29	2.22	41	$7.94	1.89
We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three months ended January 31, 2018 and 2017 as follows:

	Three Months Ended January 31,
	2018	2017
Restricted stock	$480	$375
Restricted stock units	36	22
Total	$516	$397
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three months ended January 31, 2018 and 2017.
Stock options were not exercised during the three months ended January 31, 2018. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At both January 31, 2018 and October 31, 2017, the exercise price of some of our stock option grants were higher than the market value of our stock. At January 31, 2018 and October 31, 2017, the options outstanding and exercisable had an intrinsic value of $82 and $137, respectively.
Restricted Stock Awards - The grant date fair value of each restricted stock award equals the fair value of our common stock based on a 20 day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of January 31, 2018, there was approximately $3,301 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.
Restricted Stock Units - The grant date fair value of each restricted stock unit equals the fair value of our common stock based on a 20 day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

periods range between one to three years. As of January 31, 2018, there was approximately $239 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

Cash Incentive Award Agreements - Under the provisions of the 2016 Plan, Cash Incentive Awards are granted annually to executives and director level employees. These awards were designed to provide the individuals with an incentive to participate in the long-term success and growth of the Company. The Cash Incentive Award amounts are based on 3-year return on capital employed and 3-year adjusted earnings before interest, taxes, depreciation and amortization goals, which could range from 0% to 200% based on the achievement of performance goals. The Cash Incentive Award Agreements cliff-vest after three years if the performance goals are achieved. These awards may be subject to payment upon a change in control or termination of employment, under certain circumstances, if certain performance goals are achieved. In addition, these awards represent unfunded, unsecured obligations of the Company.

During the three months ended January 31, 2018 and 2017, respectively, we recorded expense related to these awards of $199 and $72, respectively. At January 31, 2018 and October 31, 2017, we had a liability of $735 and $536, respectively, related to these awards and is presented as other non-current liabilities in the condensed consolidated balance sheets.

Note 13—Other Fair Value of Financial Instruments

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at January 31, 2018 and October 31, 2017 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2017:
Interest Rate Swap Contracts	$(2,088)	$—	$(2,088)	Income Approach
Marketable Securities	194	194	—	Market Approach
January 31, 2018:
Interest Rate Swap Contracts	(943)	—	(943)	Income Approach
Marketable Securities	$49	$49	$—	Market Approach
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

Note 14—Asset Impairment

During the first quarter of fiscal 2017, we recorded asset impairment charge of $41 related to idled equipment. There were no asset impairment charges during the first quarter of fiscal 2018.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15—Restructuring Charges

During the fourth quarter of fiscal 2017, management decided to initiate restructuring activities such as consolidating manufacturing facilities, making geographical shifts to place production closer to customer facilities, and optimizing our product plan. Management believes these strategic moves will result in a more efficient and focused footprint allowing the Company to operate with lower fixed costs. During the three months ended January 31, 2018, we incurred $1,514 related to employee, professional, legal and other costs. We have incurred to date restructuring expenses of $6,291. We expect to incur approximately an additional $10,700 over the next eighteen to twenty-four months. The benefits from this initiative are expected to provide savings with less than a three-year payback. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded for the three months ended January 31, 2018:

January 31, 2018
Professional and legal costs	$831
Employee costs	611
Other	72
$1,514

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through January 31, 2018:

	Balance as of October 31, 2017	Restructuring Expense	Payments	Balance as of January 31, 2018
Employee costs	65	611	265	411
Legal and professional costs	270	831	900	201
	$335	$1,442	$1,165	$612

Note 16—Income Taxes

The provision for income taxes for the three months ended January 31, 2018 was a benefit of $3,058 on a pretax income of $1,800 for an effective tax rate of (169.9)%. The provision for income taxes for the three months ended January 31, 2017 was a benefit of $76 on a pretax loss of $2,094 for an effective tax rate of 3.6%.

The effective tax rate for the three months ended January 31, 2018 and 2017 varies from the statutory rate primarily due to the effect of the Tax Cuts and Jobs Act (the "TCJA") and foreign currency losses without a tax benefit, respectively.

On December 22, 2017, the TCJA was enacted into law, which changed various U.S. corporate income tax provisions within the existing Internal Revenue Code. The TCJA, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result, we are provisionally estimating our one-time non-cash net tax benefit related to the remeasurement of our U.S. deferred taxes to be approximately $3,200. We have performed an analysis on taxes related to deemed repatriation of foreign earnings and concluded we have no liability based on information to date. We will continue to analyze the TCJA to assess the full effects on our financial results, including disclosures, for our fiscal year ending October 31, 2018. In accordance with guidance provided by Staff Accounting Bulletin No. 118 (SAB 118), we have not completed our accounting for the tax effects of the TCJA; however, in certain cases, as described below, we have made a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax.   Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined, but in any event, no later than the fourth quarter of 2018, in accordance with SAB 118.

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2018 and 2017, approximately 259 and 27 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Three Months Ended January 31,
	2018	2017
Net income (loss) available to common stockholders	$4,858	$(2,018)
Basic weighted average shares	23,107	17,720
Effect of dilutive securities:
Restricted share units and stock options (1)	180	—
Diluted weighted average shares	23,287	17,720
Basic income (loss) per share	$0.21	$(0.11)
Diluted income (loss) per share	$0.21	$(0.11)
(1) Due to a loss for the three months ended January 31, 2017, no restricted share awards and units are included because the effect would be anti-dilutive.

Note 18—Business Segment Information
For the three months ended January 31, 2018, we conducted our business and reported our information as one operating segment - Automotive and Commercial Vehicles. Our chief operating decision maker has been identified as the executive leadership team, which includes certain Vice Presidents, all Senior Vice Presidents plus the Chief Executive Officer of the Company. This team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to our board of directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 23.5% and 18.0% for the three months ended January 31, 2018 and 2017, respectively.

	Net Revenues
	Three Months Ended January 31,
Geographic Region:	2018	2017
United States	$189,458	$203,200
Europe	48,379	35,669
Rest of World	9,829	9,069
Total Company	$247,666	$247,938
The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)
	Three Months Ended January 31,
Geographic Region:	2018	2017
Europe	$(131)	$141
Rest of World	$15	$(273)
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	January 31, 2018	October 31, 2017
United States	$236,978	$235,663
Europe	56,903	53,569
Rest of World	22,968	20,543
Total Company	$316,849	$309,775

Note 19—Commitments and Contingencies

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Note 20—Subsequent Events

We have evaluated events and transactions occurring subsequent to January 31, 2018 through the date the financial statements were issued.

On February 1, 2018, the Company entered into two Sale and Purchase Agreements with Brabant Alucast Services, B.V. a limited liability company organized under the laws of the Netherlands ("Brabant B.V.") to acquire 100% of the issued and outstanding capital of each of Brabant Alucast Italy Site Verrés S.r.l., a limited liability company organized under the laws of Italy, and Brabant Alucast The Netherlands Site Oss B.V, a limited liability company organized under the laws of the Netherlands ("Brabant Entities"). On March 1, 2018, Shiloh Netherlands completed the purchase of the Brabant Entities for an aggregate purchase price of EUR 53,428, which included the amounts due for payment of certain debt of Brabant B.V.

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
See "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 and "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for a more complete discussion of these risks and uncertainties. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this Quarterly Report on Form 10-Q.
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
(Dollars in thousands, except per share data)

General

We are a global innovative solutions provider to the automotive, commercial vehicle and other industrial markets with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment.  We offer the broadest portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys.  We design and manufacture components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore™ acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components.  Additionally, we provide a variety of intermediate steel processing services, such as oiling, leveling, cutting-to-length, multi-blanking, slitting, edge trimming of hot and cold-rolled steel coils and inventory control services for automotive and steel industry customers. We have over 4,200 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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
Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in February 2018), Europe and North America production volumes for the three months ended January 31, 2018 and 2017 were as follows:

Production Volumes	Three Months Ended January 31,
	2018	2017
	(Number of Vehicles in Thousands)
Europe	5,768	5,258
North America	4,118	4,173
Total	9,886	9,431

Europe:
Increase from prior year	510
% Increase from prior year	9.7%
North America
Decrease from prior year	(55)
% Decrease from prior year	(1.3)%
Total
Increase from prior year	455
% Increase from prior year	4.8%

Europe:

Production in Europe continues to improve, although production increases or decreases vary from country to country and from OEM to OEM. Reflective of an improved economic environment, production volumes were up for the three months ended January 31, 2018. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region.

North America:

  Production in North America, and specifically in the United States, has been inconsistent in recent quarters as the OEMs realign their inventories, switch production to higher margin trucks and SUVs and change over vehicle platforms, which can cause periods of limited of accelerated production. However, we remain confident of improvements in the overall economy, including labor force expansion, housing starts, rising interest rates and automotive sales.

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
For our aluminum and magnesium die casting operations, CastLight® brands, the cost of the materials is adjusted frequently to align with secured purchase commitments based on customer releases or based on referenced metal index plus additional material cost spreads agreed to by us and our customers.

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

Revenue Recognition. We recognize revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. We record revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. We enter into contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers. We primarily record tooling revenues and costs net in cost of sales at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between us and our customers and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

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

Intangible Assets. Intangible assets with finite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to 15 years. See Note 8 to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

We perform analysis of finite-lived intangible assets which are included as a component of the annual impairment of long-lived assets. An impairment analysis of finite-lived intangible assets is performed when indicators of potential impairment exist.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was $28,337 as of January 31, 2018, or 4.6% of total assets, and $27,859 as of October 31, 2017, or 4.5% of total assets.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill relates to and is assigned directly to specific reporting units. Goodwill is not amortized but is subject to impairment assessment. In accordance with ASC 350, "Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Our annual impairment testing is performed as of September 30. Such assessment can be done on a qualitative or quantitative basis. When conducting a qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. A quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or we elect not to perform a qualitative assessment of a reporting unit. We consider the extent to which each of the events and circumstances identified affect the comparison of the reporting unit's fair value or the carrying amount. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, product brand level specific events and cost factors. We place more weight on the events and circumstances that may affect our determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform a quantitative goodwill impairment test.

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

The restricted stock and restricted stock units are valued based upon a 20-day EMA as of the Friday prior to the grant of an award. In addition, we do not estimate a forfeiture rate at the time of grant instead we elected to recognize share-based compensation expense when actual forfeitures occur.

U.S. Pension and Other Post-retirement Costs and Liabilities. We have recorded significant pension and other post-retirement benefit liabilities that are developed from actuarial valuations for our U.S. operations. The pension plans were frozen in November of 2006 and therefore contributions by participants are not allowed. The determination of our pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. We determine these assumptions in consultation with, and after input from, our actuaries.

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

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on current market investment performance, historically we have conservatively contributed to the defined benefit plans and therefore we only have one contribution for fiscal 2018 required in the third quarter.

Results of Operations
Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

REVENUES. Revenues for the first quarter of fiscal 2018 were $247,666 compared to revenues of $247,938 in the first quarter of fiscal 2017, an decrease of $272, or 0.1%. Regional OEM production volume changes negatively impacted revenues by $5,239 which was offset by $5,710 of favorable currency translation. Other revenues were down $743.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2018 was $27,890 compared to gross profit of $24,104 in the first quarter of fiscal 2017, an increase of $3,786, or 15.7%, on flat sales. Gross profit as a percentage of sales was 11.3% for the first quarter of 2018 and 9.7% for the first quarter of 2017, an improvement of 160 basis points. The improvement in gross profit included changes in customer and product mix and scrap recovery which favorably impacted direct material costs by $4,846. In addition, a decrease in labor and benefits of $376 offset an increase in repairs and maintenance and indirect manufacturing supplies of $1,165.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $21,240 and $20,170 in the first quarter of fiscal 2018 and 2017, respectively. As a percentage of sales, these expenses were 8.6% of sales for the first quarter of fiscal 2018 and 8.1% of sales for the first quarter of fiscal 2017. The increase reflects higher compensation costs of $1,674 offset by a decrease of $603 in other administrative expenses.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $565 for both the first fiscal quarter of 2018 and 2017.

ASSET IMPAIRMENT, NET. Asset impairments of $41 were recorded in the first quarter of fiscal 2017 related to restructuring initiatives. There were no asset impairments in the first quarter of fiscal 2018.

RESTRUCTURING. Restructuring charges of $1,514 were recorded in the first quarter of fiscal 2018 based upon our strategic decision to provide a more efficient and focused footprint allowing us to operate with lower fixed costs. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2018 was $2,340, compared to interest expense of $4,812 in the first quarter of fiscal 2017. The decrease in interest expense was the result of lower average borrowed funds and lower borrowing rates which were offset in part by an increase in amortization of deferred financing fees associated with the Credit Agreement. Borrowed funds averaged $184,046 during the first quarter of fiscal 2018 and the weighted average interest rate was 3.88%. In the first quarter of fiscal 2017, borrowed funds averaged $238,421 and the weighted average interest rate of debt was 5.09%.

OTHER EXPENSE. Other expense, net was $436 and $612 for the first quarter of fiscal 2018 and 2017, respectively, a decrease of $176. Other expense, net, reflects decreases of $38 in net periodic pension and post-retirement benefit costs, $16 from currency transaction gains realized by our Asian, European and Mexican subsidiaries and $122 in other non-operating expenses.

BENEFIT FOR INCOME TAXES. The benefit for income taxes in the first quarter of fiscal 2018 was $3,058 on income before taxes of $1,800 for an effective tax rate of (169.9)%. The benefit for income taxes in the first quarter of fiscal 2017 was $76 on loss before taxes of $2,094 for an effective tax rate of 3.6%. The effective tax rate for the three months ended January 31, 2018 and 2017 varied from statutory rate primarily due to the effect of the Tax Reform Act and foreign currency losses without a tax benefit. The Company is continuing to evaluate the impact that the Tax Reform Act will have on the future effective tax rates.

NET INCOME (LOSS). Net income for the first quarter of fiscal 2018 was $4,858, or $0.21 per share, diluted compared to net loss for the first quarter of fiscal 2017 of $2,018, or $0.11 per share, diluted.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At January 31, 2018, total debt was $184,046 and total equity was $202,397, resulting in a capitalization rate of 47.6% debt, 52.4% equity. Current assets were $281,558 and current liabilities were $198,914, resulting in positive working capital of $82,644.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Three Months Ended January 31,		2018 vs. 2017
	2018	2017	change
Net cash provided by operating activities	$11,640	$26,624	$(14,984)
Net cash used in investing activities	$(9,885)	$(9,073)	$(812)
Net cash used in financing activities	$1,250	$(20,556)	$21,806

Net Cash Provided by Operating Activities:

	Three Months Ended January 31,
	2018	2017
Operational cash flow before changes in operating assets and liabilities	$12,237	$7,722

Changes in operating assets and liabilities:
Accounts receivable	32,313	15,448
Inventories	(671)	(1,502)
Prepaids and other assets	(6,044)	2,008
Payables and other liabilities	(23,245)	4,112
Accrued income taxes	(2,950)	(1,164)
Total change in operating assets and liabilities	$(597)	$18,902

Net cash provided by operating activities	$11,640	$26,624

Cash flows from operations before changes in operating assets and liabilities was $4,515 higher for the three months ended January 31, 2018 compared to the three months ended January 31, 2017 which was mainly driven by higher earnings.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash outflows from changes in operating assets and liabilities was $597 for the three months ended January 31, 2018 and cash inflows was $18,902 for the three months ended January 31, 2017 and was impacted by working capital initiatives.

•
Cash inflows from changes in accounts receivable for the three months ended January 31, 2018 and 2017, were $32,313 and $15,448, respectively. The cash inflows were due to continuing efforts in collecting receivables and sales volume changes.

•
Cash outflows from changes in inventory for the three months ended January 31, 2018 and 2017 were $671 and $1,502, respectively. The decrease was primarily driven by a change in customer mix and delivery.

•
Cash outflows from changes in prepaids and other assets for the three months ended January 31, 2018 was $6,044 and cash inflows from changes in prepaids and other assets for the three months ended January 31, 2017 was $2,008 resulting from the timing of invoicing customer reimbursed tooling awards.

•
Cash outflows from changes in payables and other liabilities for the three months ended January 31, 2018 was $23,245 and cash inflows from changes in payables and other liabilities for the three months ended January 31, 2017 was $4,112 resulting from the matching of terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling.

•
Cash outflows from changes in accrued income taxes for the three months ended January 31, 2018 and 2017 were $2,950 and $1,164, respectively. The changes were primarily because of the effect of deferred taxes.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the three months ended January 31, 2018 and 2017 was $9,885 and $9,073, respectively, and consisted of capital expenditures. The expenditures are attributed to projects for new awards and product launches.

Net Cash Provided By / Used In Financing Activities:

Net cash provided by financing activities for the three months ended January 31, 2018 was $1,250 and net cash used in financing activities for the three months ended January 31, 2017 was $20,556, and was the result of changes in cash flows from operating activities and capital expenditures. As of January 31, 2018, the Company's long-term indebtedness was $182,416. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Capitalization:

From time to time, in addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. As of October 31, 2017, outstanding commitments for capital expenditures was $48,375.

Long-term debt and short-term borrowings:

As of January 31, 2018, we were in compliance with our long-term financial debt covenants. Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

We continue to closely monitor the business conditions affecting the automotive industry. In addition, we closely monitor our working capital needs and believe that the combination of cash from operations, cash balances and available credit facilities will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future.

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" of our 2017 Form 10-K.

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

Item 3.        Qualitative and Quantitative Market Risk Discussion

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk throughout the normal course of our business operations due to purchases of metals, sales of scrap steel, our ongoing investing and financing activities, and exposure to foreign currency exchange rates. As such, we have established policies and procedures to govern our management of market risks. There have been no material changes to market risk exposures related to changes in commodity pricing, interest rates or currency exchange rates from those discussed in Item 7A of our 2017 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended, and it was determined that disclosure controls and procedures were effective as of January 31, 2018.

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

Under the supervision and with the participation of our management, including our PEO, PFO and PAO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of January 31, 2018.

Our management concluded that we maintained effective internal control over financial reporting as of January 31, 2018, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 19, Commitments and Contingencies, in Part I of this report.

Item 1A.    Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except for the addition of the following risk factors related to recent tax legislation and the addition of the new risk factor related to our effective tax rate, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Changes in U.S. federal, state and local tax law or interpretations of existing tax law could increase our tax burden or otherwise adversely affect our financial condition and results of operations.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the transition impacts. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis and guidance regarding the new law. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

Changes in our effective tax rate may reduce our net income in future periods.

Our actual effective tax rate may vary from our expectation and that variance may be material and may have a material, adverse impact on our cash flows and our financial condition. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any current and future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs, restructuring costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of share-based compensation; (6) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; (7) expiration of or lapses in the research and development tax credit laws and (8) challenges to the transfer pricing policies related to our structure.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1*†
Sale and Purchase Agreement, dated February 1, 2018 between Shiloh Holdings Netherlands, B.V. and Brabant Alucast Services B.V, a limited liability company organized under the laws of the Netherlands (Oss).
X

2.2*†
Sale and Purchase Agreement, dated February 1, 2018 between Shiloh Holdings Netherlands, B.V. and Brabant Alucast Services B.V, a limited liability company organized under the laws of the Netherlands (Verres).
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

* Exhibits and Schedules have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  A copy of omitted Exhibits and Schedules will be furnished to the SEC upon request.

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits to this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ W. Jay Potter
W. Jay Potter
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: March 8, 2018