Form 10-Q
period 2018-04-30
SHILOH INDUSTRIES INC
filed 2018-06-06
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of June 4, 2018 was 23,409,814.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	April 30, 2018	October 31, 2017

	(Unaudited)
ASSETS
Cash and cash equivalents	$17,613	$8,736
Investments in marketable securities	64	194
Accounts receivable, net	203,962	188,664
Related-party accounts receivable	2,187	759
Prepaid income taxes	1,235	338
Inventories, net	69,712	61,812
Prepaid expenses and other assets	40,284	34,018
Total current assets	335,057	294,521
Property, plant and equipment, net	327,734	266,891
Goodwill	28,290	27,859
Intangible assets, net	16,157	15,025
Deferred income taxes	5,540	6,338
Other assets	7,149	7,949
Total assets	$719,927	$618,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,162	$2,027
Accounts payable	182,736	166,059
Other accrued expenses	51,442	46,171
Accrued income taxes	721	1,628
Total current liabilities	236,061	215,885
Long-term debt	255,560	181,065
Long-term benefit liabilities	21,156	21,106
Deferred income taxes	5,829	9,166
Other liabilities	1,583	3,040
Total liabilities	520,189	430,262
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,408,314 and 23,121,957 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively	234	231
Paid-in capital	113,424	112,351
Retained earnings	126,859	117,976
Accumulated other comprehensive loss, net	(40,779)	(42,237)
Total stockholders’ equity	199,738	188,321
Total liabilities and stockholders’ equity	$719,927	$618,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Net revenues	$297,340	$273,031	$545,006	$520,969
Cost of sales	265,837	239,527	485,613	463,361
Gross profit	31,503	33,504	59,393	57,608
Selling, general & administrative expenses	22,146	21,677	43,386	41,847
Amortization of intangible assets	595	564	1,160	1,129
Asset impairment, net	—	—	—	41
Restructuring	1,483	—	2,997	—
Operating income	7,279	11,263	11,850	14,591
Interest expense	2,645	4,200	4,985	9,012
Interest income	(3)	—	(8)	(2)
Other expense, net	394	511	830	1,123
Income before income taxes	4,243	6,552	6,043	4,458
Provision (benefit) for income taxes	218	2,323	(2,840)	2,247
Net income	$4,025	$4,229	$8,883	$2,211
Income per share:
Basic earnings per share	$0.17	$0.24	$0.38	$0.12
Basic weighted average number of common shares	23,222	17,858	23,164	17,788
Diluted earnings per share	$0.17	$0.24	$0.38	$0.12
Diluted weighted average number of common shares	23,357	17,888	23,311	17,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Net income	$4,025	$4,229	$8,883	$2,211
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	328	323	656	700
Income tax provision	(75)	(140)	(182)	(280)
Total defined benefit pension plans & other post-retirement benefits, net of tax	253	183	474	420
Marketable securities
Unrealized gain (loss) on marketable securities	15	(128)	(129)	48
Income tax benefit (provision)	(3)	45	34	(17)
Total marketable securities, net of tax	12	(83)	(95)	31
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	294	(11)	1,160	1,435
Income tax provision	(116)	(132)	(457)	(877)
Reclassification adjustments for settlement of derivatives included in net income	215	368	495	786
Change in fair value of derivative instruments, net of tax	393	225	1,198	1,344
Foreign currency translation adjustments
Unrealized gain (loss) on foreign currency translation	(7,902)	2,483	(119)	1,925
Comprehensive income (loss), net	$(3,219)	$7,037	$10,341	$5,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,883	$2,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,414	20,100
Asset impairment, net	—	41
Amortization of deferred financing costs	621	1,663
Deferred income taxes	(2,949)	(834)
Stock-based compensation expense	1,042	817
Loss on sale of assets	60	765
Changes in operating assets and liabilities:
Accounts receivable	2,294	1,769
Inventories	1,287	860
Prepaids and other assets	(4,445)	6,248
Payables and other liabilities	(6,705)	(125)
Accrued income taxes	(1,442)	392
Net cash provided by operating activities	20,060	33,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,772)	(17,983)
Acquisitions, net of cash acquired	(62,481)	—
Proceeds from sale of assets	70	642
Net cash used in investing activities	(86,183)	(17,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(448)	(360)
Proceeds from long-term borrowings	174,900	87,100
Repayments of long-term borrowings	(100,161)	(100,855)
Payment of deferred financing costs	(103)	(221)
Proceeds from exercise of stock options	33	78
Net cash provided by (used in) financing activities	74,221	(14,258)
Effect of foreign currency exchange rate fluctuations on cash	779	122
Net increase in cash and cash equivalents	8,877	2,430
Cash and cash equivalents at beginning of period	8,736	8,696
Cash and cash equivalents at end of period	$17,613	$11,126

Supplemental Cash Flow Information:
Cash paid for interest	$4,913	$7,321
Cash paid for income taxes	$2,344	$1,199

Non-cash Activities:
Capital equipment included in accounts payable	$3,536	$2,697

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

Revenues and operating results for the three and six months ended April 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Prior Year Reclassification

In the first quarter of fiscal 2018, we early adopted the provisions of Accounting Standards Update ("ASU") 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The reclassification of certain prior year amounts as a result of early adopting ASU 2017-07 is detailed in Note 2 - Recent Accounting Standards of the Notes to the Condensed Consolidated Financial Statements.

Prior year interest rate swap agreement amount of $2,088 as reported on the Consolidated Balance Sheet at October 31, 2017 is now presented with Other liabilities as we entered into other derivatives and hedging instruments as discussed in Note 12 - Derivatives and Financial Instruments of the Notes to the Condensed Consolidated Financial Statements.

Note 2—Recent Accounting Standards

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This amendment allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "TCJA"). The amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users.
		November 1, 2019 with early adoption permitted.	We do not expect the adoption of these provisions to have a significant impact on the Company's condensed consolidated financial statements or financial statement disclosures.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

ASU 2014-09 Revenue from Contracts with Customers
The amendments require companies to recognize revenue when there is a transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments should be applied on either a full or modified retrospective basis, which clarifies existing accounting literature relating to how and when a company recognizes revenue. The Financial Accounting Standards Board ("FASB"), through the issuance of Accounting Standards Updated ("ASU") No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During fiscal 2016, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.
November 1, 2018.
We will be adopting the new revenue standards in the first quarter of 2019 utilizing the modified retrospective transition method. To assess the impact of the new standard, the Company is analyzing the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and to identify potential differences from application of the new standard's requirements. While the Company has not yet completed its evaluation of the effects of adoption, the Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

ASU 2016-02 Leases
This amendment requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect an optional transition practical expedient to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance.

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

ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which was further amended in February and in March 2018 by ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980):Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 to clarify certain aspects of ASU 2016-01 and to update SEC interpretive guidance in connection with the provisions of ASU 2016-01. These ASUs provide guidance for the recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of the Company's equity investments, with certain exceptions, to be recognized through net income rather than OCI. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet in year of adoption.

	November 1, 2018 with early adoption permitted.	We do not expect the adoption of these provisions to have a significant impact on the Company's condensed consolidated statement of financial position or financial statement disclosures.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recently Adopted Accounting Standards:

Standard	Description	Adoption Date	Effect on our financial statements and other significant matters
ASU 2017-12 Derivatives and Hedging (Topic 815)
This amendment changes how an entity assesses effectiveness of derivative instruments, potentially resulting in less ineffectiveness and more derivatives qualifying for hedge accounting. Entities may early adopt the standard in any interim period, with the effect of adoption being applied to existing hedging relationships as of the beginning of the fiscal year of adoption.
November 1, 2017.
The early adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements. Please refer to Note 12 of the condensed consolidated financial statements for additional detail on this adoption.

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
November 1, 2017.
Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, we reclassified $306 and $628 from cost of sales and selling, general and administrative expenses to other expense, net on the condensed consolidated statements of income for the three and six months ended April 30, 2017, respectively.

ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business
The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill impairment and consolidation. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the asset acquired would not represent a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance provides a framework to evaluate when an input and a substantive process are present.
		November 1, 2017.	The adoption of this framework did not have a significant impact on the Company's condensed consolidated statement of financial position or financial statement disclosures.
ASU 2015-11 Inventory	This amendment simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The amendment should be applied on a prospective basis.	November 1, 2017.	The adoption of these provisions did not have a significant impact on the Company's condensed consolidated statement of financial position or financial statement disclosures.

Note 3—Acquisitions

On March 1, 2018, a subsidiary of the Company acquired all of the issued and outstanding capital of each of Brabant Alucast Italy Site Verres S.r.l., a limited liability company organized under the laws of Italy and Brabant Alucast The Netherlands Site Oss B.V., a limited liability company organized under the laws of the Netherlands (collectively "Brabant"). The acquisition

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

was accounted for as a business combination under the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. The acquisition complements Shiloh’s global footprint with the addition of aluminum casting and the expansion of magnesium casting capabilities in Europe, while providing necessary capacity for growth.

The aggregate fair value of consideration transferred was $65,273 ($62,481 net of cash acquired), on the date of the acquisition. The acquisition of Brabant has been accounted for using the acquisition method in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the preliminary purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the preliminary purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$2,792
Accounts receivable	22,719
Inventory	10,603
Other assets, net	2,026
Property, plant and equipment	54,034
Goodwill	408
Intangible assets	2,328
Accounts payable and accrued expenses	(29,637)
Net assets acquired	$65,273

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergies expected after the Company's acquisition of Brabant. All of the goodwill was allocated to the Company's Shiloh Holdings Netherlands B.V. subsidiary. The Company does not expect that the preliminary goodwill amount of $408 will be deductible for tax purposes under current Italian or Netherland tax law.

The $2,328 of acquired intangible assets was assigned to developed technology that have a useful life of 13 years. The fair value assigned to identifiable intangible assets acquired have been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company is utilizing a third party to assist in assigning a fair value to acquired intangible assets. The Company does not expect that the total amount of identifiable intangible assets will be deductible for tax purposes under current Italian or Netherland tax law.

Supplemental pro forma disclosures are not included as the amounts are deemed immaterial.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 4—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $1,051 and $1,271 at April 30, 2018 and October 31, 2017, respectively. We recognized a bad debt expense of $166 and $46, net of recoveries, during the three and six months ended April 30, 2018, and recognized a benefit of $21 and $34 from recoveries of receivables previously expensed during the three and six months ended April 30, 2017, respectively, in the condensed consolidated statements of income.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts in light of the market conditions in the automotive, commercial vehicle and industrial markets.
As a part of our working capital management, the Company has entered into factoring agreements with third party financial institutions ("institutions") for the sale of certain accounts receivable with recourse. The activity under these agreements is accounted for as sales of accounts receivable under ASC Topic 860 "Transfers and Servicing." These agreements relate exclusively to the accounts receivable of certain Italian and Swedish customers. The amounts sold vary each month based on the amount of underlying receivables and cash flow requirements of the Company. In addition, the agreement addresses events and conditions which may obligate us to immediately repay the institutions the outstanding purchase price of the receivables sold.
The total amount of accounts receivable factored was $14,803 and $7,567 as of April 30, 2018 and October 31, 2017, respectively. As these sales of accounts receivable are with recourse, $12,319 and $8,072 were recorded in accounts payable as of April 30, 2018 and October 31, 2017, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables and the date the customer’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense and interest expense in the accompanying condensed consolidated statements of income.

Note 5—Related Party Receivables

We had sales to MTD Products Inc. and its affiliates of $2,224 and $3,266 for the three and six months ended April 30, 2018, respectively, and $1,620 and $3,218 for the three and six months ended April 30, 2017, respectively. At April 30, 2018 and October 31, 2017, we had related party receivable balances of $2,187 and $759, respectively, due from MTD Products Inc. and its affiliates.

Note 6—Inventories
Inventories consist of the following:

	April 30, 2018	October 31, 2017
Raw materials	$26,067	$23,389
Work-in-process	23,123	18,653
Finished goods	20,522	19,770
Total inventory	$69,712	$61,812

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $5,646 and $5,535 at April 30, 2018 and October 31, 2017, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 30, 2018	October 31, 2017
Land and improvements	$11,399	$11,416
Buildings and improvements	132,871	124,406
Machinery and equipment	556,177	504,785
Furniture and fixtures	23,781	22,209
Construction in progress	47,615	40,356
Total, at cost	771,843	703,172
Less: Accumulated depreciation	444,109	436,281
Property, plant and equipment, net	$327,734	$266,891

Depreciation expense was $10,702 and $9,818 for the three months ended April 30, 2018 and 2017, respectively, and $20,254 and $18,971 for the six months ended April 30, 2018 and 2017, respectively.

Capital Leases:

	April 30, 2018	October 31, 2017
Leased Property:
Machinery and equipment	$6,890	$7,099
Less: Accumulated depreciation	2,728	2,420
Leased property, net	$4,162	$4,679

Total obligations under capital leases and future minimum rental payments to be made under capital leases at April 30, 2018 are as follows:

Twelve Months Ended April 30,
2019	$848
2020	411
2021	1,949
3,208
Plus amount representing interest ranging from 3.05% to 3.77%	290
Future minimum rental payments	$3,498

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the six months ended April 30, 2018 are as follows:

Balance October 31, 2017	$27,859
Acquisitions	408
Foreign currency translation	23
Balance April 30, 2018	$28,290

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the six months ended April 30, 2018 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2017	$11,648	$1,997	$31	$1,254	$95	$15,025
Acquisitions	—	2,328	—	—	—	2,328
Amortization expense	(666)	(416)	(8)	(62)	(8)	(1,160)
Foreign currency translation	(3)	(33)	—	—	—	(36)
Balance April 30, 2018	$10,979	$3,876	$23	$1,192	$87	$16,157
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets at April 30, 2018:

	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	13.2	17,568	$(6,589)	$10,979
Developed technology	9.1	7,300	(3,424)	3,876
Non-compete	2.3	824	(801)	23
Trade Name	14.8	1,875	(683)	1,192
Trademark	10.0	166	(79)	87
		$27,733	$(11,576)	$16,157
Total amortization expense was $595 and $1,160 for the three and six months ended April 30, 2018, respectively, and $564 and $1,129 for the three and six months ended April 30, 2017. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ended April 30,
2019	$2,026
2020	1,885
2021	1,878
2022	1,878
2023	1,876
Thereafter	6,614
$16,157

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9—Financing Arrangements
Debt consists of the following:

	April 30, 2018	October 31, 2017
Credit Agreement—interest rate of 4.07% at April 30, 2018 and 3.88% at October 31, 2017	$253,200	$178,200
Equipment security note	221	482
Capital lease obligations	3,208	3,760
Insurance broker financing agreement	93	650
Total debt	256,722	183,092
Less: Current debt	1,162	2,027
Total long-term debt	$255,560	$181,065

At April 30, 2018, we had total debt, excluding capital leases, of $253,514, consisting of a revolving line of credit under the Credit Agreement (as defined below) of floating rate debt of $253,200 and of fixed rate debt of $314. The weighted average interest rate of all debt was 4.03% and 4.84% for the six months ended April 30, 2018 and April 30, 2017, respectively.

Revolving Credit Facility:

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, CIBC Bank USA, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.

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

On July 31, 2017, we executed the Seventh Amendment ("Seventh Amendment") which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Seventh Amendment also enhances our ability to take advantage of customer supply chain finance programs.

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

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Eighth Amendment provides for an interest rate margin on LIBOR loans of 1.50% to 3.00% and of 0.50% to 2.00% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants under the Credit Agreement as of April 30, 2018 and October 31, 2017.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

After considering letters of credit of $5,241 that we have issued, unused commitments under the Credit Agreement were $91,559 at April 30, 2018.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 65% of the stock of our foreign subsidiaries.

Other Debt:

On August 1, 2017, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2018. As of April 30, 2018, $93 of principal remained outstanding under this agreement and was classified as current debt in our condensed consolidated balance sheets.

On September 2, 2013, we entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of April 30, 2018, $221 remained outstanding under this agreement and was classified as current debt in our condensed consolidated balance sheets.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2021. As of April 30, 2018, the present value of minimum lease payments under our capital leases amounted to $3,208.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Total
2019	$—	$221	$848	$93	$1,162
2020	—	—	411	—	411
2021	—	—	1,949	—	1,949
2022	—	—	—	—	—
2023	253,200	—	—	—	253,200
Total	$253,200	$221	$3,208	$93	$256,722

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three and six months ended April 30, 2018 and 2017 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
Interest cost	$792	$820	$2	$3
Expected return on plan assets	(840)	(864)	—	—
Amortization of net actuarial loss	328	377	2	2
Net periodic cost	$280	$333	$4	$5

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Interest cost	$1,584	$1,641	$5	$6
Expected return on plan assets	(1,680)	(1,728)	—	—
Amortization of net actuarial loss	656	754	4	5
Net periodic cost	$560	$667	$9	$11

We were not required to and therefore did not contribute to our U.S. pension plans during the three and six months ended April 30, 2018 and 2017. We expect to contribute at least $450 to our U.S. pension plans in fiscal 2018.

Non-U.S. Plans

For our Polish operations, at April 30, 2018 and October 31, 2017, we had a pension obligation liability of $1,261 and $1,008, respectively, based on actuarial reports. The Polish operations recognized $54 and $111 of expense for the three and six months ended April 30, 2018 and $39 and $77 for the three and six months ended April 30, 2017, respectively. For our Asian and other European operations, contributions are made to government sponsored programs or private pension funds. No unfunded liability exists for these operations.

Early Adoption of ASU 2017-07 - Impact

In accordance with the Company's early adoption of ASU 2017-07, we report the service cost component of the net periodic pension and post-retirement costs in the same line item in the statements of income as other compensation costs arising from services rendered by the employees during the period for both our U.S. and Non-U.S. Plans. The other components of net periodic pension and post-retirement costs are presented in the statement of income separately from the service cost component and outside a subtotal of operating income. Therefore, $54 and $57 of service costs are included in cost of sales and $284 and $306 of net periodic pension and other post-retirement costs are included in other expense, net in the condensed consolidated statements of income for the three months ended April 30, 2018 and 2017, respectively, and $111 and $113 of service costs are included in cost of sales and $569 and $628 of net periodic pension and other post-retirement costs are included in other expense, net in the condensed consolidated statements of income for the six months ended April 30, 2018 and 2017, respectively. Prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended April 30, 2018 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment (1)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 31, 2018	$(27,626)	$(109)	$(514)	$(5,286)	$(33,535)
Other comprehensive income (loss)	—	12	178	(7,902)	(7,712)
Amounts reclassified from accumulated other comprehensive loss, net of tax	253	—	215	—	468
Net current-period other comprehensive income (loss)	253	12	393	(7,902)	(7,244)
Balance at April 30, 2018	$(27,373)	$(97)	$(121)	$(13,188)	$(40,779)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the six months ended April 30, 2018 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment	Interest Rate Swap Adjustment (1)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2017	$(27,847)	$(2)	$(1,319)	$(13,069)	$(42,237)
Other comprehensive income (loss)	—	(95)	703	(119)	489
Amounts reclassified from accumulated other comprehensive loss, net of tax	474	—	495	—	969
Net current-period other comprehensive income (loss)	474	(95)	1,198	(119)	1,458
Balance at April 30, 2018	$(27,373)	$(97)	$(121)	$(13,188)	$(40,779)
(1) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with interest expense included on the condensed consolidated statements of income.

Note 12—Derivatives and Financial Instruments

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company does not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low because the Company enters into agreements with commercial institutions that have investment grade credit rating.

During the first quarter of 2018, the Company early-adopted ASU 2017-02 "Derivatives and Hedging (Topic 815)" which was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of previously applicable hedge accounting guidance. This adoption did not have a material effect on our condensed consolidated financial statements, and did not result in any cumulative adjustment to equity as of the date of adoption.

Our derivatives consist of a cross-currency swap and an interest rate swap, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On March 1, 2018, we entered into a cross-currency swap in which we will settle interest on the notional amount in Euros and settle interest on the notional amount in dollars, both at a variable rate. The objective of the transaction is to protect the initial net investment in Brabant against adverse changes in the exchange rate between the US dollar and the Euro. Hedge effectiveness is assessed based upon changes in the spot foreign exchange rate. As such, the change in value of the cross-currency interest rate swap related to the change in spot rates is perfectly effective at offsetting changes in cumulative translation adjustment related to the portion of our net investment in Brabant up to the notional amount of the cross-currency interest rate swap.

Under the cross-currency interest rate swap, we received €53,000, on which we will settle interest at the 1-month Euribor rate, and we lent to the counterparty $64,930, on which we will settle interest at the 1-month LIBOR rate. Interest payments will be made at the end of every month. The notional amounts in the respective currencies exchanged at the beginning of the cross-currency interest rate swap period will be repaid at the end of the cross-currency interest rate swap period on October 31, 2022.

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

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
	Balance Sheet	April 30,	October 31,
	Location	2018	2017
Net Investment Hedging Instruments:
Cross-currency interest rate swap contract	Other liabilities	$(6)	$—
Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(433)	$(2,088)

As a result of the hedging relationships being highly effective, the net interest payments accrued each period are reflected in net income as adjustments of interest expense, and the remaining change in the fair value of the derivatives is recognized in accumulated other comprehensive loss ("AOCI").

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the effect of our derivative instruments on the condensed consolidated statements of income and the effects of hedging on those line items:

Location	Three Months Ended April 30, 2018	Six Months Ended April 30, 2018
Interest expense	$2,645	$4,985
Effect of hedging	$21	$301

Location	Three Months Ended April 30, 2017	Six Months Ended April 30, 2017
Interest expense	$4,200	$9,012
Effect of hedging	$368	$786

Note 13—Stock Incentive Compensation
Stock Incentive Compensation falls under the scope of ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires us to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For restricted stock and restricted stock units, we are computing fair value based on a 20 day Exponential Moving Average ("EMA") as of the close of business the Friday preceding the award date. For stock options, we have elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. In addition, we do not estimate a forfeiture rate at the time of grant, instead we elect to recognize share-based compensation expense when actual forfeitures occur.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company’s Incentive Plan activity for the six months ended April 30, 2018 and 2017:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20 Day EMA	Weighted Average Remaining Contractual Life	Restricted Share Units	20 Day EMA	Weighted Average Remaining Contractual Life

November 1, 2016	90	$9.67	3.04	376	$6.40	1.83	22	$4.17	1.78
Granted	—	—		246	7.93		29	8.62
Options exercised or restricted stock vested	(8)	9.79		(158)	5.71		(14)	4.17
Forfeited or expired	(24)	13.38		(3)	10.10		—	—
April 30, 2017	58	$8.16	3.13	461	$7.19	1.83	37	$7.53	2.30

November 1, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		268	8.06		18	7.90
Options exercised or restricted stock vested	(11)	2.98		(183)	7.69		(15)	8.30
Forfeited or expired	—	—		(8)	7.89		(11)	5.96
April 30, 2018	47	$9.37	2.32	518	$7.35	1.98	28	$8.14	1.93
We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and six months ended April 30, 2018 and 2017 as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Restricted stock	$497	$395	$977	$771
Restricted stock units	29	24	65	46
Total	$526	$419	$1,042	$817
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three and six months ended April 30, 2018 and 2017.
Cash received from the exercise of options for the three months ended April 30, 2018 and 2017 was $33 and $78, respectively. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At April 30, 2018 and October 31, 2017, the options outstanding and exercisable had an intrinsic value of $47 and $137, respectively.
Restricted Stock Awards - The grant date fair value of each restricted stock award equals the fair value of our common stock based on a 20 day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of April 30, 2018, there was approximately $3,101 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the applicable vesting periods.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Restricted Stock Units - The grant date fair value of each restricted stock unit equals the fair value of our common stock based on a 20 day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of April 30, 2018, there was approximately $193 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the applicable vesting periods.

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

During the three and six months ended April 30, 2018, we recorded expense related to these awards of $181 and $380, respectively, and $210 and $282 during the three and six months ended April 30, 2017. At April 30, 2018 and October 31, 2017, we had a liability of $916 and $536, respectively, related to these awards are presented as other accured expenses in the condensed consolidated balance sheets.

Note 14—Fair Value of Financial Instruments

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis:

The Company has marketable securities that are recorded the Company’s condensed consolidated balance sheets and the fair value is measured using the closing stock price on the last business day of the quarter - a Level 1 observable input (Market Approach). At April 30, 2018 and October 31, 2017, the marketable securities had an asset fair value of $64 and $194, respectively.

The Company has a cross-currency swap and interest rate swap instruments that are recorded in other liabilities in the Company’s condensed consolidated balance sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and quoted interest rate curves. The discount rates for all derivative contracts are based on quoted swap interest rates or bank deposit rates (Income Approach). For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from our counterparties. At April 30, 2018, the cross currency swap (net investment hedge of our European subsidiaries) and the interest rate swap had liability fair values of $6 and $433, respectively. At October 31, 2017, interest rate swap had a liability fair value of $2,088.

Note 15—Restructuring Charges

During the fourth quarter of fiscal 2017, management initiated restructuring activities such as consolidating manufacturing facilities, making geographical shifts to place production closer to customer facilities, provide a more global and scaleable organization, centralizing departments, optimizing our product plan, and capturing synergies. Management believes these strategic moves will result in a stronger and more agile Company. During the three and six months ended April 30, 2018, respectively, we incurred $1,483 and $2,997 related to employee, professional, legal and other costs. We have incurred to date restructuring expenses of $7,774. We expect to incur approximately an additional $9,200 over the next eighteen to twenty-four months. The benefits from this initiative are expected to provide savings with less than a three-year payback. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded for the three and six months ended April 30, 2018:

	Three Months Ended April 30, 2018	Six Months Ended April 30, 2018
Professional and legal costs	$281	$1,112
Employee costs	968	1,579
Other	234	306
	$1,483	$2,997

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through April 30, 2018:

	Balance as of October 31, 2017	Restructuring Expense	Payments	Balance as of April 30, 2018
Employee costs	$65	$1,579	$955	$689
Legal and professional costs	270	1,112	1,155	227
Other	—	306	306	—
	$335	$2,997	$2,416	$916

Note 16—Income Taxes

The provision for income taxes for the three months ended April 30, 2018 was an expense of $218 on income before income taxes of $4,243 for a consolidated effective tax rate of 5.1%.

The provision for income taxes for the six months ended April 30, 2018 was a benefit of $2,840 on income before income taxes of $6,043 for a consolidated effective tax rate of (47.0)%. The consolidated effective tax rate for the year decreased primarily due to the enactment of the TCJA on December 22, 2017.

On December 22, 2017, the TCJA was enacted into law, which changed various U.S. corporate income tax provisions within the existing Internal Revenue Code. The TCJA, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result, we are provisionally estimating our one-time non-cash net tax benefit related to the remeasurement of our U.S. deferred taxes to be approximately$3,126 and $840 for the three months ended January 31, 2018 and for the three months ended April 30, 2018, respectively. We have performed an analysis on taxes related to deemed repatriation of foreign earnings and concluded we have no liability based

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

on information to date. We will continue to analyze the TCJA to assess the full effects on our financial results, including disclosures, for our fiscal year ending October 31, 2018. In accordance with guidance provided by Staff Accounting Bulletin No. 118 (SAB 118), we have not completed our accounting for the tax effects of the TCJA; however, in certain cases, as described above, we have made a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined, but in any event, no later than the fourth quarter of 2018, in accordance with SAB 118.

The provision for income taxes for the three months ended April 30, 2017 was an expense of $2,323 on income before income taxes of $6,552 for a consolidated effective tax rate of 35.5%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

The provision for income taxes for the six months ended April 30, 2017 was an expense of $2,247 on income before income taxes of $4,458 for a consolidated effective tax rate of 50.4%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the six months ended April 30, 2018 and 2017, approximately 308 and 7 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Net income available to common stockholders	$4,025	$4,229	$8,883	$2,211
Basic weighted average shares	23,222	17,858	23,164	17,788
Effect of dilutive securities:
Restricted share units and stock options	135	30	147	21
Diluted weighted average shares	23,357	17,888	23,311	17,809
Basic income per share	$0.17	$0.24	$0.38	$0.12
Diluted income per share	$0.17	$0.24	$0.38	$0.12

Note 18—Business Segment Information
For the six months ended April 30, 2018, we conducted our business and reported our information as one operating segment - Automotive and Commercial Vehicles. Our chief operating decision maker has been identified as the executive leadership team, which includes certain Vice Presidents, all Senior Vice Presidents plus the Chief Executive Officer of the Company. This team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities, the existence of managers responsible for the operating activities and information presented to our board of directors for its consideration and advice. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 28.2% and 26.1% for the three and six months ended April 30, 2018 and 18.1% for both the three and six months ended April 30, 2017, respectively.

	Net Revenues		Net Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
Geographic Region:	2018	2017	2018	2017
United States	$213,560	$223,563	$403,018	$426,763
Europe	$73,966	$42,503	122,345	78,172
Rest of World	$9,814	$6,965	19,643	16,034
Total Company	$297,340	$273,031	$545,006	$520,969
The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of income.

	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
	Three Months Ended April 30,		Six Months Ended April 30,
Geographic Region:	2018	2017	2018	2017
Europe	$(187)	$(173)	$(318)	$(32)
Rest of World	$29	$(131)	$44	$(404)
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	April 30, 2018	October 31, 2017
United States	$239,252	$235,663
Europe	107,387	53,569
Rest of World	25,542	20,543
Total Company	$372,181	$309,775

Note 19—Commitments and Contingencies

Litigation:
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of our officers (the President and Chief Executive Officer and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that we issued inaccurate information to investors about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased our common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016. The District Court rendered an opinion and order granting our motion to dismiss the lawsuit on March 23, 2017. On April 6, 2017, the plaintiffs filed a motion for reconsideration of the dismissal order. We, in opposition to the plaintiff's motion, filed a motion for consideration of the dismissal on April 20, 2017 and the plaintiffs filed a reply motion in opposition for reconsideration on April 27, 2017. On July 7, 2017, the District Court denied the plaintiffs’ request to vacate the District Court’s March 23, 2017 order of dismissal and granted the plaintiff’s request to further amend their complaint. The plaintiffs filed their Second Amended Complaint on August 4, 2017.  We filed our Motion to Dismiss the Second Amended Compliant on August 18, 2017.  The plaintiffs’ filed their opposition brief on November 2, 2017 and we filed our reply in support of defendants’ motion to dismiss the second amended complaint on November 22, 2017. On

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 16, 2018, the plaintiffs' filed a Notice of Supplemental Authority and we filed our response to such notice on March 23, 2018.

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

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American and European automotive industries, which are driven by factors that continue to be critical to our success including winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through price concessions, cost reduction initiatives and other methods. We are carefully monitoring capacity and availability of the alloys utilized in our production process. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in May 2018), Europe and North America production volumes for the three and six months ended April 30, 2018 and 2017 were as follows:

Production Volumes	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Europe	5,912	5,886	11,569	11,144
North America	4,500	4,472	8,453	8,645
Total	10,412	10,358	20,022	19,789

Europe:
Increase from prior year	26		425
% Increase from prior year	0.4%		3.8%
North America
Increase (decrease) from prior year	28		(192)
% Increase (decrease) from prior year	0.6%		(2.2)%
Total
Increase from prior year	54		233
% Increase from prior year	0.5%		1.2%

Europe:

Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased. Overall market stability continued in the first half of 2018 as automobiles and light truck production was modestly higher than the first half of 2017. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region.

North America:

Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017. Light vehicle volumes for the second quarter of 2018 were comparable with 2017. Helped by continued low fuel prices, light truck market demand has been relatively strong.

We expect the generally strong North America economic climate to continue for the remainder of 2018, albeit there is some current uncertainty surrounding the potential effects of trade policies and practices being implemented or considered by the existing government leadership in the United States. Increasing interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles.

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

Revenue Recognition. We recognize revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. We record revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. We enter into contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers. We primarily record tooling income and costs net in cost of sales at the time of completion and final billing to the customer. These billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between us and our customers and are recorded on a gross or net basis in accordance with current applicable revenue recognition accounting literature.

Pre-production and development costs.  We enter into contractual agreements with certain customers to develop tooling. All such tooling contracts relate to parts that we will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets we determined by the fact that tooling contracts are separate from standard production contracts. At April 30, 2018 and October, 31, 2018, tooling costs of $19,298 and $13,629, respectively, were included in prepaid expenses and other assets. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either current or non-current.

Income Taxes. In accordance with ASC Topic 740, our income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which we operate and require the use of management's estimates and judgments.

Business Combinations. We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration the acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite-lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

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

Finite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate their related carrying value may not be fully recordable.

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was $28,290 as of April 30, 2018, or 3.9% of total assets, and $27,859 as of October 31, 2017, or 4.5% of total assets.

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

We perform a quantitative goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.

Share-based Payments. We record compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. We have elected to use the simplified method to calculate the expected term of the stock options outstanding at five to six years and have utilized historical weighted average volatility. We determine the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model. The expected term for the restricted stock award is between three months and four years. In addition, we do not estimate a forfeiture rate at the time of grant instead we elected to recognize share-based compensation expense when actual forfeitures occur.

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

U.S. Pension and Other Post-retirement Costs and Liabilities. We have recorded pension and other post-retirement benefit liabilities that are developed from actuarial valuations for our U.S. operations. The pension plans were frozen in November of 2006 and therefore contributions by participants are not allowed. The determination of our pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. We determine these assumptions in consultation with, and after input from, our actuaries.

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

Results of Operations
Three Months Ended April 30, 2018 Compared to Three Months Ended April 30, 2017

REVENUES. Revenues for the second quarter of fiscal 2018 were $297,340 compared to revenues of $273,031 in the second quarter of fiscal 2017, an increase of $24,309, or 8.9%. Revenues from our recent acquisition contributed $23,463 towards this increase with the balance being a mix of organic growth offset with the year over year change from business that has been exited.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2018 was $31,503 compared to gross profit of $33,504 in the second quarter of fiscal 2017. Gross profit as a percentage of sales was 10.6% for the second quarter of 2018 and 12.3% for the second quarter of 2017. New program launches were significant in the second quarter of 2018 as we prepare to launch new lightweight products the second half of the year. Additionally, we continued investing in our new Asian and North American operations for production that will launch later in 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses were $22,146 and $21,677 in the second quarter of fiscal 2018 and 2017, respectively. As a percentage of sales, these expenses were 7.4% of sales for the second quarter of fiscal 2018 and 7.9% of sales for the second quarter of fiscal 2017, an improvement of 6.3%.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $595 and $564, for the second fiscal quarter of 2018 and 2017, respectively.

RESTRUCTURING. Restructuring charges of $1,483 were recorded in the second quarter of fiscal 2018 based upon our strategic decision to consolidate manufacturing facilities, to make geographical shifts to place production closer to customer facilities and to provide a more global and scaleable organization, including department centralization and synergies, and optimizing our product plan. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2018 was $2,645, compared to interest expense of $4,200 in the second quarter of fiscal 2017. The decrease in interest expense was the result of lower average borrowed funds and lower borrowing rates which were offset in part by an increase in amortization of deferred financing fees associated with the Credit Agreement. Borrowed funds, which included funds borrowed for the Brabant acquisition, averaged $220,384 during the second quarter of fiscal 2018, and the weighted average interest rate was 4.13%. In the second quarter of fiscal 2017, borrowed funds averaged $241,354 and the weighted average interest rate of debt was 4.59%.

OTHER EXPENSE. Other expense, net was $394 and $511 for the second quarter of fiscal 2018 and 2017, respectively, a decrease of $117. Other expense, net, includes the impact of realized currency exchanges and net periodic pension and post-retirement benefit costs.

PROVISION FOR INCOME TAXES. The provision for income taxes in the second quarter of fiscal 2018 was an expense of $218 on income before income taxes of $4,243 for a consolidated effective tax rate of 5.1%. The TCJA reduced our deferred tax liability by $840 resulting in a decrease of the consolidated effective tax rate for the three months ended April 30, 2018. The provision for income taxes in the second quarter of fiscal 2017 was an expense of $2,323 on income before income taxes of $6,552 for a consolidated effective tax rate of 35.5%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

NET INCOME. Net income for the second quarter of fiscal 2018 was $4,025, or $0.17 per share, diluted compared to net income for the second quarter of fiscal 2017 of $4,229, or $0.24 per share, diluted.

Results of Operations
Six Months Ended April 30, 2018 Compared to the Six Months Ended April 30, 2017

REVENUES. Revenues for the first six months of fiscal 2018 were $545,006 compared to the first six months of fiscal 2017 revenues of $520,969, an increase of $24,037. Revenues from our recent acquisition contributed $23,463 towards this increase with the balance being a mix of organic growth offset with the year over year change from business that has been exited.

GROSS PROFIT. Gross profit for the first six months of fiscal 2018 was $59,393 compared to gross profit of $57,608 in the first six months of fiscal 2017, an increase of $1,785. Gross profit as a percentage of sales was 10.9% in the first six months of fiscal 2018 and 11.1% in the first six months of fiscal 2017. New program launches were significant for the first six months of fiscal 2018 as we prepare to launch new lightweight products the second half of the year. Additionally, we continued investing in our new Asian and North American operations for production that will launch later in 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses were $43,386 and $41,847 in the first six months of fiscal 2018 and 2017, respectively. While we continue to invest in a more global and scalable organization, selling, general and administrative expenses as a percentage of sales was maintained at 8.0% of sales in both the first six months of fiscal 2018 and 2017, respectively.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense for the first six months of 2018 and 2017 was $1,160 and $1,129, respectively, an increase of $31 due to the recent acquisition.

RESTRUCTURING. Restructuring charges of $2,997 were recorded in the first six months of fiscal 2018 based upon our strategic decision to consolidate manufacturing facilities, to make geographical shifts to place production closer to customer facilities and to provide a more global and scaleable organization, including department centralization and synergies, and optimizing our product plan. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2018 was $4,985, compared to interest expense of $9,012 during the first six months of fiscal 2017. The decrease in interest expense was the result of lower average borrowed funds and lower borrowing rates which were offset by an increase in amortization of deferred financing fees associated with the Credit Agreement. Borrowed funds, which included funds borrowed for the Brabant acquisition, averaged $207,953 during the first six months of fiscal 2018 and the weighted average interest rate was 4.03%. In the first six months of fiscal 2017, borrowed funds averaged $247,217 and the weighted average interest rate of debt was 4.84%.

OTHER EXPENSE. Other expense, net was $830 and $1,123 for the first six months of fiscal 2018 and 2017, respectively, an decrease of $293. Other expense, net includes the impact of realized currency exchanges and net periodic pension and post-retirement benefit costs.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes for the first six months of fiscal 2018 was a benefit of $2,840 on income before income taxes of $6,043 for a consolidated effective tax rate of (47.0)%. The TCJA reduced our deferred tax liability by $3,980 resulting in a decrease of the consolidated effective tax rate. The provision for income taxes for the first six months of fiscal 2017 was an expense of $2,247 on income before income taxes of $4,458 for a consolidated effective tax rate of 50.4%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

NET INCOME. Net income was $8,883 and $2,211 for the first six months of fiscal 2018 and 2017, respectively, reflecting an increase of $6,672 driven by higher earnings, a decrease in interest expense and the TCJA. Net income per share, diluted, was $0.38 and $0.12 for the first six months of fiscal 2018 and 2017, respectively, reflecting an increase of $0.26 per share, diluted.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At April 30, 2018, total debt was $256,722 and total equity was $199,738, resulting in a capitalization rate of 56.2% debt, 43.8% equity. Current assets were $335,057 and current liabilities were $236,061, resulting in positive working capital of $98,996.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Six Months Ended April 30,		2018 vs. 2017
	2018	2017	change
Net cash provided by operating activities	$20,060	$33,907	$(13,847)
Net cash used in investing activities	$(86,183)	$(17,341)	$(68,842)
Net cash provided by (used in) financing activities	$74,221	$(14,258)	$88,479

Net Cash Provided by Operating Activities:

	Six Months Ended April 30,
	2018	2017
Operational cash flow before changes in operating assets and liabilities	$29,071	$24,763

Changes in operating assets and liabilities:
Accounts receivable	2,294	1,769
Inventories	1,287	860
Prepaids and other assets	(4,445)	6,248
Payables and other liabilities	(6,705)	(125)
Accrued income taxes	(1,442)	392
Total change in operating assets and liabilities	$(9,011)	$9,144

Net cash provided by operating activities	$20,060	$33,907

Cash flows from operations before changes in operating assets and liabilities was $4,308 higher for the six months ended April 30, 2018 compared to the six months ended April 30, 2017 which was mainly driven by higher net income.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash outflows from changes in operating assets and liabilities was $9,011 for the six months ended April 30, 2018 and cash inflows was $9,144 for the six months ended April 30, 2017 and was impacted by working capital initiatives, deferred tax changes related to the TCJA and the recent acquisition.

•
Cash inflows from changes in accounts receivable for the six months ended April 30, 2018 and 2017, were $2,294 and $1,769, respectively. The cash inflows were due to continuing efforts in collecting receivables and sales volume changes.

•	Cash inflows from changes in inventory for the six months ended April 30, 2018 and 2017 were $1,287 and $860, respectively. The increase was primarily driven by a change in customer mix and delivery.

•
Cash outflows from changes in prepaids and other assets for the six months ended April 30, 2018 was $4,445 and cash inflows from changes in prepaids and other assets for the six months ended April 30, 2017 was $6,248 resulting from the timing of invoicing customer reimbursed tooling awards.

•
Cash outflows from changes in payables and other liabilities for the six months ended April 30, 2018 and 2017 was $6,705 and was $125, respectively, resulting from the matching of terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling.

•
Cash outflows from changes in accrued income taxes for the six months ended April 30, 2018 was $1,442 and cash inflows from changes in accrued income taxes for the six months ended April, 30, 2017 was $392. The changes were primarily because of the effect of federal tax payments in Poland.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the six months ended April 30, 2018 and 2017 was $86,183 and $17,341, respectively. The increase is primarily due to net cash paid of $62,481 related to the acquisition of Brabant. Capital spending attributed to projects for new awards and product launches that will begin in the next several quarters was $23,772 in the first six months of 2018, as compared to $17,893 in the first six months of 2017.

Net Cash Provided By / Used For Financing Activities:

Net cash provided by financing activities for the six months ended April 30, 2018 was $74,221 and net cash used in financing activities for the six months ended April 30, 2017 was $14,258, and was the result of changes in cash flows from operating activities, capital expenditures, and the recent acquisition. As of April 30, 2018, the Company's long-term indebtedness was $255,560. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Capitalization:

From time to time, in addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. As of October 31, 2017, outstanding commitments for capital expenditures was $48,375.

Long-term debt and short-term borrowings:

As of April 30, 2018, we were in compliance with our long-term financial debt covenants. Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

We continue to closely monitor the business conditions affecting the automotive industry. In addition, we closely monitor our working capital needs and believe that the combination of cash from operations, cash balances and available credit facilities will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future.

Contractual Obligations

Our contractual obligations as of April 30, 2018 are summarized below:

Maturities of Debt Obligations:	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Other Debt	Operating Leases	Total
Less than 1 year	$—	$221	$848	$93	$12,231	$13,393
1-3 years	—	—	411	—	20,623	21,034
3-5 years	253,200	—	1,949	—	8,865	264,014
After 5 years	—	—	—	—	3,591	3,591
Total	$253,200	$221	$3,208	$93	$45,310	$302,032

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information in the reports we file with the SEC under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely required disclosure.

An evaluation was performed with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended, and it was concluded that disclosure controls and procedures were effective as of April 30, 2018.

Changes in Internal Control Over Financial Reporting

In March 2018, we completed the acquisition of two subsidiaries of Brabant, both operating under their own set of systems and internal controls. We will continue maintaining those systems and much of the internal control environment until such time that we are able to incorporate the acquired processes into our Shiloh control environment. Management expects to be substantially complete with the incorporation of the acquired operations (as they relate to systems and internal controls) into our control environment during fiscal 2019.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
W. Jay Potter
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: June 6, 2018