Form 10-Q
period 2018-07-31
SHILOH INDUSTRIES INC
filed 2018-09-07
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of September 4, 2018 was 23,398,565.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 31, 2018	October 31, 2017

	(Unaudited)
ASSETS
Cash and cash equivalents	$17,276	$8,736
Accounts receivable, net	193,135	188,664
Related-party accounts receivable	395	759
Prepaid income taxes	9,905	338
Inventories, net	75,115	61,812
Prepaid expenses and other assets	45,615	34,212
Total current assets	341,441	294,521
Property, plant and equipment, net	313,806	266,891
Goodwill	28,175	27,859
Intangible assets, net	15,480	15,025
Deferred income taxes	5,749	6,338
Other assets	10,572	7,949
Total assets	$715,223	$618,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$818	$2,027
Accounts payable	173,162	166,059
Other accrued expenses	64,686	46,171
Accrued income taxes	952	1,628
Total current liabilities	239,618	215,885
Long-term debt	237,331	181,065
Long-term benefit liabilities	20,674	21,106
Deferred income taxes	6,000	9,166
Other liabilities	2,518	3,040
Total liabilities	506,141	430,262
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,404,906 and 23,121,957 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	234	231
Paid-in capital	113,946	112,351
Retained earnings	144,269	117,976
Accumulated other comprehensive loss, net	(49,367)	(42,237)
Total stockholders’ equity	209,082	188,321
Total liabilities and stockholders’ equity	$715,223	$618,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net revenues	$294,883	$256,847	$839,889	$777,816
Cost of sales	262,003	227,683	747,616	691,044
Gross profit	32,880	29,164	92,273	86,772
Selling, general & administrative expenses	22,773	21,233	66,159	63,080
Amortization of intangible assets	607	565	1,767	1,694
Asset impairment, net	—	—	—	41
Restructuring	1,965	—	4,962	—
Operating income	7,535	7,366	19,385	21,957
Interest expense	3,209	3,785	8,194	12,797
Interest income	(1)	(1)	(9)	(3)
Other expense, net	289	1,125	1,119	2,248
Income before income taxes	4,038	2,457	10,081	6,915
Provision (benefit) for income taxes	(7,014)	4,439	(9,854)	6,686
Net income (loss)	$11,052	$(1,982)	$19,935	$229
Income (loss) per share:
Basic earnings (loss) per share	$0.47	$(0.11)	$0.86	$0.01
Basic weighted average number of common shares	23,278	18,559	23,202	18,048
Diluted earnings (loss) per share	$0.47	$(0.11)	$0.85	$0.01
Diluted weighted average number of common shares	23,453	18,559	23,341	18,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net income (loss)	$11,052	$(1,982)	$19,935	$229
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	328	380	984	1,080
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	(6,138)	—	(6,138)	—
Income tax provision	(76)	(140)	(258)	(420)
Total defined benefit pension plans & other post-retirement benefits, net of tax	(5,886)	240	(5,412)	660
Marketable securities
Unrealized gain (loss) on marketable securities	(22)	(20)	(151)	28
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	(7)	—	(7)	—
Income tax benefit (provision)	4	7	38	(10)
Reclassification of other-than-temporary impairment losses on marketable securities included in net income (loss)	122	435	122	435
Total marketable securities, net of tax	97	422	2	453
Derivatives and hedging
Unrealized gain (loss) on interest rate swap agreements	171	(218)	1,331	1,217
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	(213)	—	(213)	—
Income tax provision	(76)	(42)	(533)	(919)
Reclassification adjustments for settlement of derivatives included in net income	153	329	648	1,115
Change in fair value of derivative instruments, net of tax	35	69	1,233	1,413
Foreign currency translation adjustments
Unrealized gain (loss) on foreign currency translation	(2,834)	6,815	(2,953)	8,740
Comprehensive income, net	$2,464	$5,564	$12,805	$11,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,935	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,775	30,946
Asset impairment, net	—	41
Restructuring	672	—
Amortization of deferred financing costs	935	2,495
Deferred income taxes	(2,251)	7,202
Stock-based compensation expense	1,557	1,372
Loss on sale of assets	2,300	474
Other than temporary impairment on marketable securities	154	695
Changes in operating assets and liabilities:
Accounts receivable	18,599	30,260
Inventories	(2,656)	(698)
Prepaids and other assets	(4,884)	6,191
Payables and other liabilities	(6,989)	(6,810)
Accrued income taxes	(10,266)	(2,879)
Net cash provided by operating activities	50,881	69,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,668)	(32,564)
Sale of joint venture	—	1,170
Acquisitions, net of cash acquired	(62,481)	—
Proceeds from sale of assets	2,696	7,515
Net cash used in investing activities	(98,453)	(23,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(667)	(646)
Proceeds from long-term borrowings	218,300	117,700
Repayments of long-term borrowings	(161,793)	(196,984)
Payment of deferred financing costs	(105)	(221)
Proceeds from exercise of stock options	41	78
Proceeds from the issuance of common stock	—	40,236
Net cash provided by (used in) financing activities	55,776	(39,837)
Effect of foreign currency exchange rate fluctuations on cash	336	(227)
Net increase in cash and cash equivalents	8,540	5,575
Cash and cash equivalents at beginning of period	8,736	8,696
Cash and cash equivalents at end of period	$17,276	$14,271

Supplemental Cash Flow Information:
Cash paid for interest	$7,661	$10,305
Cash paid for income taxes	$2,779	$1,538

Non-cash Activities:
Capital equipment included in accounts payable	$2,201	$3,554

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

Revenues and operating results for the three and nine months ended July 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

In the third quarter of fiscal 2018, we combined our investments in marketable securities with prepaid expenses and other assets as the amounts are immaterial. Prior year investments in marketable securities amount of $194 as reported on the Consolidated Balance Sheet at October 31, 2017 is now presented with prepaid expenses and other assets.

Note 2—Recent Accounting Standards

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2018-09 Codification Improvements
These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10).
		The majority of the amendments will be effective November 1, 2019	We are currently evaluating and assessing the impact this guidance will have on the Company's condensed consolidated statements or financial statement disclosures.

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
November 1, 2018.
We will be adopting the new revenue standards in the first quarter of 2019 utilizing the modified retrospective transition method. To assess the impact of the new standard, the Company is analyzing the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from application of the new standard's requirements. While the Company has not yet completed its evaluation of the effects of adoption, the Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

ASU 2016-02 Leases
This amendment requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect an optional transition practical expedient to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 which clarifies certain areas within ASU 2016-02. ASU 2018-11 Targeted Improvements to Topic 842, Leases. This amendment provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
		May 1, 2018.	Please refer to Note 11 of the condensed consolidated financial statements for additional detail on this adoption.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
November 1, 2017.
Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of operations. As a result of the early adoption of ASU 2017-07, we reclassified $327 and $955 from cost of sales and selling, general and administrative expenses to other expense, net on the condensed consolidated statements of operations for the three and nine months ended July 31, 2017, respectively.

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

Note 3—Acquisitions

On March 1, 2018, a subsidiary of the Company acquired all of the issued and outstanding capital of each of Brabant Alucast Italy Site Verres S.r.l., a limited liability company organized under the laws of Italy and Brabant Alucast The Netherlands Site Oss B.V., a limited liability company organized under the laws of the Netherlands (collectively "Brabant"). The acquisition was accounted for as a business combination under the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. The acquisition complements Shiloh’s global footprint with the addition of aluminum casting and the expansion of magnesium casting capabilities in Europe, while providing necessary capacity for growth.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the synergies expected after the Company's acquisition of Brabant. We do not expect that the preliminary goodwill amount of $408 will be deductible for tax purposes under current Italian or Netherland tax law.

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

Note 4—Accounts Receivable

Accounts receivable are expected to be collected within one year and are net of an allowance for doubtful accounts in the amount of $1,041 and $1,271 at July 31, 2018 and October 31, 2017, respectively. We recognized a benefit of $32 from recoveries of receivables previously expensed and bad debt expense of $14, net of recoveries during the three and nine months ended July 31, 2018, and recognized a benefit of $257 and $291 from recoveries of receivables previously expensed during the three and nine months ended July 31, 2017, respectively, in the condensed consolidated statements of operations.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The total amount of accounts receivable factored was $15,496 and $7,567 as of July 31, 2018 and October 31, 2017, respectively. As these sales of accounts receivable are with recourse, $12,412 and $8,072 were recorded in accounts payable as of July 31, 2018 and October 31, 2017, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables and the date the customer’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense and interest expense in the accompanying condensed consolidated statements of operation.

Note 5—Related Party Receivables

Sales to MTD Products Inc. and its affiliates were $1,114 and $1,151 for the three months ended July 31, 2018 and 2017, respectively, and $4,380 and $4,369 for the nine months ended July 31, 2018 and 2017, respectively. At July 31, 2018 and October 31, 2017, we had related party receivable balances of $395 and $759, respectively, due from MTD Products Inc. and its affiliates.

Note 6—Inventories
Inventories consist of the following:

	July 31, 2018	October 31, 2017
Raw materials	$29,074	$23,389
Work-in-process	22,823	18,653
Finished goods	23,218	19,770
Total inventory	$75,115	$61,812

Total cost of inventory is net of reserves to reduce certain inventory from cost to net realizable value by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. Such reserves aggregated $5,079 and $5,535 at July 31, 2018 and October 31, 2017, respectively.

Note 7—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	July 31, 2018	October 31, 2017
Land and improvements	$10,955	$11,416
Buildings and improvements	126,501	124,406
Machinery and equipment	558,745	504,785
Furniture and fixtures	23,570	22,209
Construction in progress	35,901	40,356
Total, at cost	755,672	703,172
Less: Accumulated depreciation	441,866	436,281
Property, plant and equipment, net	$313,806	$266,891

Depreciation expense was $11,754 and $10,281 for the three months ended July 31, 2018 and 2017, respectively, and $32,008 and $29,252 for the nine months ended July 31, 2018 and 2017, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Capital Leases:

	July 31, 2018	October 31, 2017
Leased Property:
Machinery and equipment	$6,877	$7,099
Less: Accumulated depreciation	2,901	2,420
Leased property, net	$3,976	$4,679

Total obligations under capital leases and future minimum rental payments to be made under capital leases at July 31, 2018 are as follows:

Twelve Months Ended July 31,
2019	$730
2020	383
2021	1,848
2,961
Plus amount representing interest ranging from 3.05% to 3.77%	258
Future minimum rental payments	$3,219

Note 8—Goodwill and Intangible Assets

Goodwill:
The changes in the carrying amount of goodwill for the nine months ended July 31, 2018 are as follows:

Balance October 31, 2017	$27,859
Acquisitions	408
Foreign currency translation	(92)
Balance July 31, 2018	$28,175

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the nine months ended July 31, 2018 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2017	$11,648	$1,997	$31	$1,254	$95	$15,025
Acquisitions	—	2,328	—	—	—	2,328
Amortization expense	(999)	(651)	(12)	(93)	(12)	(1,767)
Foreign currency translation	(3)	(103)	—	—	—	(106)
Balance July 31, 2018	$10,646	$3,571	$19	$1,161	$83	$15,480

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets at July 31, 2018:

	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	13.2	$17,566	$(6,920)	$10,646
Developed technology	9.1	7,232	(3,661)	3,571
Non-compete	2.3	824	(805)	19
Trade Name	14.8	1,875	(714)	1,161
Trademark	10.0	166	(83)	83
		$27,663	$(12,183)	$15,480
Total amortization expense was $607 and $565 for the three months ended July 31, 2018 and 2017, respectively, and $1,767 and $1,694 for the nine months ended July 31, 2018 and 2017, respectively. Amortization expense related to intangible assets for the fiscal years ending is estimated to be as follows:

Twelve Months Ended July 31,
2019	$1,883
2020	1,871
2021	1,868
2022	1,868
2023	1,861
Thereafter	6,129
$15,480

Note 9—Financing Arrangements
Debt consists of the following:

	July 31, 2018	October 31, 2017
Credit Agreement—interest rate of 3.98% at July 31, 2018 and 3.88% at October 31, 2017	$235,100	$178,200
Equipment security note	88	482
Capital lease obligations	2,961	3,760
Insurance broker financing agreement	—	650
Total debt	238,149	183,092
Less: Current debt	818	2,027
Total long-term debt	$237,331	$181,065

At July 31, 2018, we had total debt, excluding capital leases, of $235,189, consisting of a revolving line of credit under the Credit Agreement (as defined below) of floating rate debt of $235,100 and of fixed rate debt of $88. The weighted average interest rate of all debt was 3.82% and 4.65% for the nine months ended July 31, 2018 and July 31, 2017, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants under the Credit Agreement as of July 31, 2018 and October 31, 2017.

After considering letters of credit of $5,241 that we have issued, unused commitments under the Credit Agreement were $109,659 at July 31, 2018.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 65% of the stock of our foreign subsidiaries.

Other Debt:

On September 2, 2013, we entered into an equipment security note that bears interest at a fixed rate of 2.47% and requires monthly payments of $44 through September 2018. As of July 31, 2018, $88 remained outstanding under this agreement and was classified as current debt in our condensed consolidated balance sheets.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2018 and 2021. As of July 31, 2018, the present value of minimum lease payments under our capital leases amounted to $2,961.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement	Equipment Security Note	Capital Lease Obligations	Total
2019	$—	$88	$730	$818
2020	—	—	383	383
2021	—	—	1,848	1,848
2022	—	—	—	—
2023	235,100	—	—	235,100
Total	$235,100	$88	$2,961	$238,149

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

The components of net periodic benefit cost for the three and nine months ended July 31, 2018 and 2017 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
Interest cost	$791	$821	$3	$3
Expected return on plan assets	(839)	(864)	—	—
Amortization of net actuarial loss	328	377	1	2
Net periodic cost	$280	$334	$4	$5

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Interest cost	$2,375	$2,462	$8	$9
Expected return on plan assets	(2,519)	(2,592)	—	—
Amortization of net actuarial loss	984	1,131	5	8
Net periodic cost	$840	$1,001	$13	$17

We made a contribution of $445 to our U.S. pension plans during the three months ended July 31, 2018. No further contributions for the remainder of fiscal 2018 are required.

Non-U.S. Plans

For our Polish operations, at July 31, 2018 and October 31, 2017, we had a pension obligation liability of $1,211 and $1,008, respectively, based on actuarial reports. The Polish operations recognized $52 and $42 of expense for the three months ended July 31, 2018 and 2017, respectively, and $163 and $119 for the nine months ended July 31, 2018 and 2017, respectively. For our Asian, other European and Mexican operations, contributions are made to government sponsored programs or private pension funds. No unfunded liability exists for these operations.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Early Adoption of ASU 2017-07 - Impact

In accordance with the Company's early adoption of ASU 2017-07, we report the service cost component of the net periodic pension and post-retirement costs in the same line item in the statements of income as other compensation costs arising from services rendered by the employees during the period for both our U.S. and Non-U.S. Plans. The other components of net periodic pension and post-retirement costs are presented in the statement of income separately from the service cost component and outside a subtotal of operating income. Therefore, $52 and $41 of service costs are included in cost of sales and $284 and $327 of net periodic pension and other post-retirement costs are included in other expense, net in the condensed consolidated statements of operations for the three months ended July 31, 2018 and 2017, respectively, and $163 and $154 of service costs are included in cost of sales and $853 and $955 of net periodic pension and other post-retirement costs are included in other expense, net in the condensed consolidated statements of operations for the nine months ended July 31, 2018 and 2017, respectively. Prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements.

Note 11—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended July 31, 2018 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at April 30, 2018	$(27,373)	$(97)	$(121)	$(13,188)	$(40,779)
Other comprehensive income (loss), net of tax	—	(18)	95	(2,834)	(2,757)
Amounts reclassified from accumulated other comprehensive loss, net of tax	252	122	153	—	527
Net current-period other comprehensive income (loss)	252	104	248	(2,834)	(2,230)
Reclassification to retained earnings (3)	(6,138)	(7)	(213)	—	(6,358)
Balance at July 31, 2018	$(33,259)	$—	$(86)	$(16,022)	$(49,367)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the nine months ended July 31, 2018 is as follows:

	Pension and Post Retirement Plan Liability	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 31, 2017	$(27,847)	$(2)	$(1,319)	$(13,069)	$(42,237)
Other comprehensive income (loss), net of tax	—	(113)	798	(2,953)	(2,268)
Amounts reclassified from accumulated other comprehensive loss, net of tax	726	122	648	—	1,496
Net current-period other comprehensive income (loss)	726	9	1,446	(2,953)	(772)
Reclassification to retained earnings (3)	(6,138)	(7)	(213)	—	(6,358)
Balance at July 31, 2018	$(33,259)	$—	$(86)	$(16,022)	$(49,367)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with other expense included in the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with interest expense included on the condensed consolidated statements of operations.
(3) In the nine months ended July 31, 2018, the Company early adopted the ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result, the stranded tax effects resulting from the TCJA enacted in December 2017 were reclassified from accumulated other comprehensive loss to retained earnings.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On March 1, 2018, we entered into a cross-currency swap in which we settle interest on the notional amount in Euros and settle interest on the notional amount in dollars, both at a variable rate. The objective of the transaction is to protect the initial net investment in Brabant against adverse changes in the exchange rate between the US dollar and the Euro. Hedge effectiveness is assessed based upon changes in the spot foreign exchange rate. As such, the change in value of the cross-currency interest rate swap related to the change in spot rates is perfectly effective at offsetting changes in cumulative translation adjustment related to the portion of our net investment in Brabant up to the notional amount of the cross-currency interest rate swap.

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

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest rate at 2.74% plus the applicable margin as provided in the Fifth Amendment discussed in Note 9 - Financing Arrangements, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable rate monies borrowed. Any ineffectiveness in the hedging relationship is recognized immediately into earnings.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	July 31, 2018	October 31, 2017
Net Investment Hedging Instruments:
Cross-currency interest rate swap contract	Other assets	$2,441	$—
Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$(109)	$(2,088)

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As a result of the hedging relationships being highly effective, the net interest payments accrued each period are reflected in net income (loss) as adjustments of interest expense, and the remaining change in the fair value of the derivatives is recognized in accumulated other comprehensive loss ("AOCI").

The following table presents the effect of our derivative instruments on the condensed consolidated statements of operations and the effects of hedging on those line items:

Location	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2018
Interest expense	$3,209	$8,194
Effect of hedging on interest expense	$(274)	$27

Location	Three Months Ended July 31, 2017	Nine Months Ended July 31, 2017
Interest expense	$3,785	$12,797
Effect of hedging on interest expense	$329	$1,115

Note 13—Stock Incentive Compensation
Stock Incentive Compensation falls under the scope of ASC Topic 718 "Compensation – Stock Compensation" and affects the stock awards that have been granted and requires us to expense share-based payment ("SBP") awards with compensation cost for SBP transactions measured at fair value. For restricted stock and restricted stock units, we are computing fair value based on a 20-day Exponential Moving Average ("EMA") as of the close of business the Friday preceding the award date. For stock options, we have elected to use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. In addition, we do not estimate a forfeiture rate at the time of grant, instead we elect to recognize share-based compensation expense when actual forfeitures occur.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company’s Incentive Plan activity for the nine months ended July 31, 2018 and 2017:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	20-day EMA	Weighted Average Remaining Contractual Life	Restricted Share Units	20-day EMA	Weighted Average Remaining Contractual Life

November 1, 2016	90	$9.67	3.04	376	$6.11	1.83	22	$4.17	1.78
Granted	—	—		246	7.93		29	8.62
Options exercised or restricted stock vested	(8)	9.79		(159)	5.71		(14)	4.17
Forfeited or expired	(24)	13.38		(5)	9.20		—	—
July 31, 2017	58	$8.16	2.78	459	$7.19	1.78	37	$7.67	2.10

November 1, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		296	8.12		18	7.90
Options exercised or restricted stock vested	(12)	3.26		(200)	7.51		(15)	8.30
Forfeited or expired	(3)	12.04		(41)	7.08		(12)	6.18
July 31, 2018	43	$9.33	1.83	496	$7.52	1.95	26	$8.17	1.72
We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and nine months ended July 31, 2018 and 2017 as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Restricted stock	$488	$505	$1,465	$1,286
Restricted stock units	27	33	92	86
Total	$515	$538	$1,557	$1,372
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three and nine months ended July 31, 2018 and 2017.
Cash received from the exercise of options for the nine months ended July 31, 2018 and 2017 was $41 and $78, respectively. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At July 31, 2018 and October 31, 2017, the options outstanding and exercisable had an intrinsic value of $52 and $137, respectively.
Restricted Stock Awards - The grant date fair value of each restricted stock award equals the fair value of our common stock based on a 20-day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to four years. As of July 31, 2018, there was approximately $2,630 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the applicable vesting periods.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Restricted Stock Units - The grant date fair value of each restricted stock unit equals the fair value of our common stock based on a 20-day EMA as of the close of business on the Friday preceding the award date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of July 31, 2018, there was approximately $154 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the applicable vesting periods.

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

During the three and nine months ended July 31, 2018, we recorded expense related to these awards of $286 and $666, respectively, and $203 and $485 during the three and nine months ended July 31, 2017. At July 31, 2018 and October 31, 2017, we had a liability of $1,202 and $536, respectively, related to these awards are presented as other accrued expenses in the condensed consolidated balance sheets.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis:

The Company has marketable securities that are recorded the Company’s condensed consolidated balance sheets included in prepaid expenses and other assets. During the three months ended July 31, 2018, we considered the decline in market value of our investment in our marketable securities to be other than temporary and recognized an other than temporary impairment loss of $154, which was recorded within other expense, net in our condensed consolidated statement of operations. The fair value is measured using the closing stock price on the last business day of the quarter - a Level 1 observable input (Market Approach). At July 31, 2018 and October 31, 2017, the marketable securities had an asset fair value of $43 and $194, respectively.

The Company has a cross-currency swap and interest rate swap instruments that are recorded in other assets or other liabilities in the Company’s condensed consolidated balance sheets and the fair value is measured using Level 2 observable inputs

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and quoted interest rate curves. The discount rates for all derivative contracts are based on quoted swap interest rates or bank deposit rates (Income Approach). For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from our counterparties. At July 31, 2018, the cross currency swap (net investment hedge of our European subsidiaries) had an asset fair value of $2,441 and the interest rate swap had a liability fair value of $109. At October 31, 2017, interest rate swap had a liability fair value of $2,088.

Note 15—Restructuring Charges

During the fourth quarter of fiscal 2017, management initiated restructuring activities such as consolidating manufacturing facilities, making geographical shifts to place production closer to customer facilities, provide a more global and scaleable organization, centralizing departments, optimizing our product plan, and capturing synergies. Management believes these strategic moves will result in a stronger and more agile Company. During the three and nine months ended July 31, 2018, respectively, we incurred $1,965 and $4,962 related to employee, professional, legal and other restructuring related costs. We have incurred to date restructuring expenses of $9,739. We expect to incur approximately an additional $7,300 over the next eighteen months. The benefits from this initiative are expected to provide savings with less than a three-year payback. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded for the three and nine months ended July 31, 2018:

	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2018
Professional and legal costs	$58	$1,170
Employee costs	1,352	2,931
Other	555	861
	$1,965	$4,962

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through July 31, 2018:

	Balance as of October 31, 2017	Restructuring Expense	Payments	Balance as of July 31, 2018
Employee costs	$65	$2,931	$1,990	$1,006
Legal and professional costs	270	1,170	1,440	—
Other	—	861	861	—
	$335	$4,962	$4,291	$1,006

Note 16—Income Taxes

The provision for income taxes for the three months ended July 31, 2018 was a benefit of $7,014 on income before income taxes of $4,038 for a consolidated effective tax rate of (173.7)%. Income taxes included a $2,300 net benefit related to a return to provision due to a change in estimate and a $5,500 benefit based on adjusting the estimated annual tax rate used to calculate the quarterly provision related to 2018.

The U.S. Internal Revenue Service has proposed disallowances of the majority of fiscal year 2012 and fiscal year 2013 U.S. R&D credits claimed. We are disputing this tax credit matter and intend to vigorously defend our position. We believe the ultimate resolution of the matters will not materially impact our results of operations, financial position or cash flows. With any tax controversy and litigation, there is, however, a chance of unforeseen loss which due to the number of years involved could materially impact our results, financial position and cash flows. For open tax years through fiscal year 2017, the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest, amounts to approximately $4,700, of

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

which the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable. The amount of unrecognized income tax benefits was increased year to date by $2,015.

The provision for income taxes for the nine months ended July 31, 2018 was a benefit of $9,854 on income before income taxes of $10,081 for a consolidated effective tax rate of (97.7)%. The consolidated effective tax rate for the year decreased primarily due to a $2,300 net tax benefit related to a return to provision due to a change in estimate, a $5,500 tax benefit based on adjusting the estimated annual tax rate and a tax benefit of $3,966 due to the enactment of the TCJA.

The provision for income taxes for the three months ended July 31, 2017 was an expense of $4,439 on income before income taxes of $2,457 for a consolidated effective tax rate of 180.7%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

The provision for income taxes for the nine months ended July 31, 2017 was an expense of $6,686 on income before income taxes of $6,915 for a consolidated effective tax rate of 96.7%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the nine months ended July 31, 2018 and 2017, approximately 316 and 7 stock awards, respectively, were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net income (loss) available to common stockholders	$11,052	$(1,982)	$19,935	$229
Basic weighted average shares	23,278	18,559	23,202	18,048
Effect of dilutive securities:
Restricted share units and stock options (1)	175	—	139	25
Diluted weighted average shares	23,453	18,559	23,341	18,073
Basic income (loss) per share	$0.47	$(0.11)	$0.86	$0.01
Diluted income (loss) per share	$0.47	$(0.11)	$0.85	$0.01
(1) Due to a loss for the for the three months ended July 31, 2017 no restricted share awards and units are included because the effect would be anti-dilutive.

Note 18—Business Segment Information
For the nine months ended July 31, 2018, we conducted our business and reported our information as one operating segment - Automotive and Commercial Vehicles. Our chief operating decision maker has been identified as the executive leadership team, which includes certain Vice Presidents, all Senior Vice Presidents plus the Chief Executive Officer of the Company. This team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities, the existence of managers responsible for the operating activities. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenues of foreign geographic regions are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 28.5% and 26.9% for the three and nine months ended July 31, 2018, respectively and 19.3% and 18.5% for the three and nine months ended July 31, 2017, respectively.

	Net Revenues		Net Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
Geographic Region:	2018	2017	2018	2017
United States	$210,840	$207,187	$613,858	$633,950
Europe	$73,678	$41,808	196,023	119,980
Rest of World	$10,365	$7,852	30,008	23,886
Total Company	$294,883	$256,847	$839,889	$777,816
The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
	Three Months Ended July 31,		Nine Months Ended July 31,
Geographic Region:	2018	2017	2018	2017
Europe	$99	$(143)	$(219)	$(175)
Rest of World	$182	$314	$226	$(90)
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	July 31, 2018	October 31, 2017
United States	$228,066	$235,663
Europe	102,430	53,569
Rest of World	26,965	20,543
Total Company	$357,461	$309,775

Note 19—Commitments and Contingencies

Litigation:

A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of our officers (the President and Chief Executive Officer and Vice President of Finance and Treasurer). As amended, the lawsuit claims in part that we issued inaccurate information to investors about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased our common stock between January 12, 2015 and September 14, 2015, inclusive. The Company and such officers filed a Motion to Dismiss this lawsuit with the United States District Court for the Southern District of New York on April 18, 2016. The District Court rendered an opinion and order granting our motion to dismiss the lawsuit on March 23, 2017. On April 6, 2017, the plaintiffs filed a motion for reconsideration of the dismissal order. We, in opposition to the plaintiff's motion, filed a motion for consideration of the dismissal on April 20, 2017 and the plaintiffs filed a reply motion in opposition for reconsideration on April 27, 2017. On July 7, 2017, the District Court denied the plaintiffs’ request to vacate the District Court’s March 23, 2017 order of dismissal and granted the plaintiff’s request to further amend their complaint. The plaintiffs filed their Second Amended Complaint on August 4, 2017.  We filed our Motion to Dismiss the Second Amended Compliant on August 18, 2017.  The plaintiffs’ filed their opposition brief on November 2, 2017 and we filed our reply in support of defendants’ motion to dismiss the second amended complaint on November 22, 2017. On

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 16, 2018, the plaintiffs' filed a Notice of Supplemental Authority and we filed our response to such notice on March 23, 2018. On July 18, 2018, we filed a Notice of Supplemental Authority.

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

•
changes to tariffs or trade agreements, or the imposition of new tariffs or trade restrictions imposed on steel or aluminum materials which we use, including changes related to tariffs on automotive imports;

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

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American and European automotive industries, which are driven by factors that continue to be critical to our success including winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to economic challenges such as increases in the cost of raw materials, our ability to successfully reduce the impact of any such cost increases through price concessions and cost reduction initiatives and other methods. In addition, recent trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of tension and uncertainty to the global economic environment. These and other actions are likely to impact trade policies with other countries and the overall global economy. We are carefully monitoring capacity and availability of the alloys utilized in our production process. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics (published by IHS Automotive in August 2018), Europe and North America production volumes for the three and nine months ended July 31, 2018 and 2017 were as follows:

Production Volumes	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Europe	5,778	5,619	17,365	16,763
North America	4,146	4,171	12,554	12,816
Total	9,924	9,790	29,919	29,579

Europe:
Increase from prior year	159		602
% Increase from prior year	2.8%		3.6%
North America
Decrease from prior year	(25)		(262)
% Decrease from prior year	(0.6)%		(2.0)%
Total
Increase from prior year	134		340
% Increase from prior year	1.4%		1.1%

Europe:

Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased. Overall market stability continued in the first nine months of 2018 as automobiles and light truck production was modestly higher than the first nine months of 2017. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region.

North America:

Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017. Light vehicle volumes for the first nine months of 2018 were comparable with 2017. Helped by continued low fuel prices, light truck market demand has been relatively strong.

We expect the generally strong North America economic climate to continue for the remainder of 2018, albeit there is some uncertainty surrounding the potential effects of trade policies, restrictions and practices being implemented or considered by the existing government leadership in the United States. Increasing interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles.

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

Most of the steel is purchased through the customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. We pay for the steel based on these negotiated prices and pass on those costs to the customer. Although we take ownership of the steel, our customers are responsible for all steel price fluctuations under these programs. We also purchase steel directly from domestic primary steel producers and steel service centers. Current demand for construction and oil industry related steel products and stable automotive production have helped the market rebound from historic lows with steel pricing stabilizing.  We have seen recent gradual downward pricing pressure since the rise, but this is likely related to historic seasonal pricing weakness as domestic summer shutdown periods are approaching. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the source, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has risen, so have the scrap metal markets as they are highly correlated. We blank and process steel for some of our customers on a toll processing basis. Under these arrangements, we charge a tolling fee for the operations that we perform without acquiring ownership of the steel and being burdened with the attendant costs of ownership and risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.
For our aluminum and magnesium die casting operations, the cost of the materials is adjusted frequently to align with secured purchase commitments based on customer releases or based on referenced metal index plus additional material cost spreads agreed to by us and our customers.

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

Pre-production and development costs.  We enter into contractual agreements with certain customers to develop tooling. All such tooling contracts relate to parts that we will supply to customers under supply agreements. Tooling costs are capitalized in prepaid expenses and other assets we determined by the fact that tooling contracts are separate from standard production contracts. At July 31, 2018 and October 31, 2017, tooling costs of $12,214 and $13,629, respectively, were included in prepaid expenses and other assets. The classification in prepaid or other assets for tooling costs is based upon the period of reimbursement from the customer as either current or non-current.

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

Goodwill. Goodwill, which represents the excess cost over the fair value of the net assets of businesses acquired, was $28,175 as of July 31, 2018, or 3.9% of total assets, and $27,859 as of October 31, 2017, or 4.5% of total assets.

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

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on plan performance and funding status, we had one contribution for fiscal 2018 required in the third quarter.

Results of Operations
Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

REVENUES. Revenues for the third quarter of fiscal 2018 were $294,883 compared to revenues of $256,847 in the third quarter of fiscal 2017, an increase of $38,036, or 14.8%. Revenues from our recent acquisition contributed $30,392 towards this increase with the balance being a mix of organic growth offset with the year over year change from business that has been exited.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2018 was $32,880 compared to gross profit of $29,164 in the third quarter of fiscal 2017, an increase of $3,716. Gross profit as a percentage of sales was 11.2% for the third quarter of 2018 and 11.4% for the third quarter of 2017. New program launches continued in the third quarter of fiscal 2018 as we prepare to introduce new lightweight products to the market. Additionally, we continued to integrate our recent acquisition and continued to invest in our new Asian and North American operations for production that will launch in the next several quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses were $22,773 and $21,233 in the third quarter of fiscal 2018 and 2017, respectively. As a percentage of sales, these expenses were 7.7% of sales for the third quarter of fiscal 2018 and 8.3% of sales for the third quarter of fiscal 2017, an improvement of 60 basis points.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $607 and $565, for the third fiscal quarter of 2018 and 2017, respectively.

RESTRUCTURING. Restructuring charges of $1,965 were recorded in the third quarter of fiscal 2018 based upon our strategic decision to consolidate manufacturing facilities, to make geographical shifts to place production closer to customer facilities and to provide a more global and scaleable organization, including department centralization and synergies, and optimizing our product plan. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2018 was $3,209, compared to interest expense of $3,785 in the third quarter of fiscal 2017. The decrease in interest expense was primarily the result of lower borrowing rates as a result of the cross-currency swap. Borrowed funds, which included funds borrowed for the Brabant acquisition, averaged $247,435 during the third quarter of fiscal 2018, and the weighted average interest rate was 3.82%. In the third quarter of fiscal 2017, borrowed funds averaged $211,529 and the weighted average interest rate of debt was 4.22%.

OTHER EXPENSE. Other expense, net was $289 and $1,125 for the third quarter of fiscal 2018 and 2017, respectively, an improvement of $836. Other expense, net included an unfavorable impact from an other-than-temporary-impairment of marketable securities, other non-operating expenses, and impact from currency transaction realized by our Asian, European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in the third quarter of fiscal 2018 was a benefit of $7,014 on income before income taxes of $4,038 for a consolidated effective tax rate of (173.7)%. A tax benefit from the revision of available R&D tax credits of approximately $2,300 resulting in a decrease of the consolidated effective tax rate for the three months ended July 31, 2018. The provision for income taxes in the third quarter of fiscal 2017 was an expense of $4,439 on income before income taxes of $2,457 for a consolidated effective tax rate of 180.7%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

NET INCOME (LOSS). Net income for the three months ended July 31, 2018 was $11,052 and net loss for the three months ended July 31, 2017 was $1,982, reflecting an increase of $13,034 driven by a tax benefit from available R&D tax credits, higher earnings and a decrease in interest expense. Net income per share, diluted, for the quarter was $0.47 compared to net loss per share, diluted, of $0.11, reflecting an increase of $0.58 per share, diluted.

Results of Operations
Nine Months Ended July 31, 2018 Compared to the Nine Months Ended July 31, 2017

REVENUES. Revenues for the first nine months of fiscal 2018 were $839,889 compared to the first nine months of fiscal 2017 revenues of $777,816, an increase of $62,073. Revenues from our recent acquisition contributed $53,855 towards this increase with the balance being a mix of organic growth offset with the year over year change from business that has been exited.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2018 was $92,273 compared to gross profit of $86,772 in the first nine months of fiscal 2017, an increase of $5,501. Gross profit as a percentage of sales was 11.0% in the first nine months of fiscal 2018 and 11.2% in the first nine months of fiscal 2017. New program launches continued for the first nine months of fiscal 2018 as we prepare to introduce new lightweight products to the market. Additionally, we continued to integrate our recent acquisition and continued to invest in our new Asian and North American operations for production that will launch in the next several quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Expenses were $66,159 and $63,080 in the first nine months of fiscal 2018 and 2017, respectively. As a percentage of sales, these expenses were 7.9% and 8.1% for the first nine months of fiscal 2018 and 2017, respectively, an improvement of 20 basis points.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense for the first nine months of 2018 and 2017 was $1,767 and $1,694, respectively, an increase of $73 due to the recent acquisition.

RESTRUCTURING. Restructuring charges of $4,962 were recorded in the first nine months of fiscal 2018 based upon our strategic decision to consolidate manufacturing facilities, to make geographical shifts to place production closer to customer facilities and to provide a more global and scaleable organization, including department centralization and synergies, and optimizing our product plan. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2018 was $8,194, compared to interest expense of $12,797 during the first nine months of fiscal 2017. The decrease in interest expense was the result of lower average borrowed funds and lower borrowing rates as a result of the cross-currency swap. Borrowed funds, which included funds borrowed for the Brabant acquisition, averaged $215,502 during the first nine months of fiscal 2018 and the weighted average interest rate was 3.82%. In the first nine months of fiscal 2017, borrowed funds averaged $230,106 and the weighted average interest rate of debt was 4.65%.

OTHER EXPENSE. Other expense, net was $1,119 and $2,248 for the first nine months of fiscal 2018 and 2017, respectively, an improvement of $1,129. Other expense, net included an unfavorable impact from an other-than-temporary-impairment of marketable securities, other non-operating expenses, and impact from currency transaction realized by our Asian, European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes for the first nine months of fiscal 2018 was a benefit of $9,854 on income before income taxes of $10,081 for a consolidated effective tax rate of (97.7)%. The decrease of the consolidated effective tax rate was a result of a $2,300 increase in R&D tax credits and a $3,980 reduction in deferred tax liability due to the TCJA. The provision for income taxes for the first nine months of fiscal 2017 was an expense of $6,686 on income before income taxes of $6,915 for a consolidated effective tax rate of 96.7%. The consolidated effective tax rate was impacted by foreign losses without a tax benefit.

NET INCOME. Net income was $19,935 and $229 for the first nine months of fiscal 2018 and 2017, respectively, reflecting an increase of $19,706 driven by a tax benefit from available R&D tax credits, the reduction in deferred tax liability due to the TCJA, higher earnings offset by a decrease in interest expense. Net income per share, diluted, was $0.85 and $0.01 for the first nine months of fiscal 2018 and 2017, respectively, reflecting an increase of $0.84 per share, diluted.

Liquidity and Capital Resources

Cash Flows and Working Capital:

At July 31, 2018, total debt was $238,149 and total equity was $209,082, resulting in a capitalization rate of 53.2% debt, 46.8% equity. Current assets were $341,441 and current liabilities were $239,618, resulting in positive working capital of $101,823.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Nine Months Ended July 31,		2018 vs. 2017
	2018	2017	change
Net cash provided by operating activities	$50,881	$69,518	$(19,309)
Net cash used in investing activities	$(98,453)	$(23,879)	$(74,574)
Net cash provided by (used in) financing activities	$55,776	$(39,837)	$95,613

Net Cash Provided by Operating Activities:

	Nine Months Ended July 31,
	2018	2017
Operational cash flow before changes in operating assets and liabilities	$57,077	$43,454

Changes in operating assets and liabilities:
Accounts receivable	18,599	30,260
Inventories	(2,656)	(698)
Prepaids and other assets	(4,884)	6,191
Payables and other liabilities	(6,989)	(6,810)
Accrued income taxes	(10,266)	(2,879)
Total change in operating assets and liabilities	$(6,196)	$26,064

Net cash provided by operating activities	$50,881	$69,518

Cash flows from operations before changes in operating assets and liabilities was $13,623 higher for the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017 which was mainly driven by higher net income and changes in deferred income taxes.

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash outflows from changes in operating assets and liabilities was $6,196 for the nine months ended July 31, 2018 and cash inflows was $26,064 for the nine months ended July 31, 2017 and was impacted by working capital initiatives and deferred tax changes related to the TCJA.

•
Cash inflows from changes in accounts receivable for the nine months ended July 31, 2018 and 2017, were $18,599 and $30,260, respectively. The cash inflows were due to continuing efforts in collecting receivables and sales volume changes.

•	Cash outflows from changes in inventory for the nine months ended July 31, 2018 and 2017 were $2,656 and $698, respectively. The increase was primarily driven by a change in customer mix and delivery.

•
Cash outflows from changes in prepaids and other assets for the nine months ended July 31, 2018 was $4,884 and cash inflows from changes in prepaids and other assets for the nine months ended July 31, 2017 was $6,191 resulting from investments and the timing of invoicing customer reimbursed tooling awards.

•
Cash outflows from changes in payables and other liabilities for the nine months ended July 31, 2018 and 2017 was $6,989 and $6,810, respectively, resulting from the matching of terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling.

•
Cash outflows from changes in accrued income taxes for the nine months ended July 31, 2018 was $10,266 and $2,879 from changes in accrued income taxes for the nine months ended July 31, 2017. The changes were primarily because of the changes in the tax provision (benefit) and the effect of the TCJA.

Net Cash Used For Investing Activities:

Net cash used in investing activities for the nine months ended July 31, 2018 and 2017 was $98,453 and $23,879, respectively. The increase is primarily due to net cash paid of $62,481 related to the acquisition of Brabant. Capital spending attributed to projects for new awards and product launches that will begin in the next several quarters was $38,668 in the first nine months of 2018, as compared to $32,564 in the first nine months of 2017.

Net Cash Provided By / Used For Financing Activities:

Net cash provided by financing activities for the nine months ended July 31, 2018 was $55,776 and net cash used in financing activities for the nine months ended July 31, 2017 was $39,837, and was the result of changes in cash flows from operating activities, capital expenditures, and the recent acquisition. As of July 31, 2018, the Company's long-term indebtedness was $237,331. Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Capitalization:

From time to time, in addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. As of October 31, 2017, outstanding commitments for capital expenditures was $48,375.

Long-term debt and short-term borrowings:

As of July 31, 2018, we were in compliance with our long-term financial debt covenants. Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

We continue to closely monitor the business conditions affecting the automotive industry. In addition, we closely monitor our working capital needs and believe that the combination of cash from operations, cash balances and available credit facilities will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future.

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in "Part I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2018.

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

An evaluation was performed with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended, and it was concluded that disclosure controls and procedures were effective as of July 31, 2018.

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

There were no changes in our internal control over financial reporting during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 19, Commitments and Contingencies, in Part I of this report, which is incorporated hereto by reference.

Item 1A.    Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except for the addition of the following risk factors related to recent tax legislation and the addition of the new risk factor related to our effective tax rate, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2018.

New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.

The current U.S. administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and it is possible the administration could impose import duties or other restrictions on products, components or raw materials sourced from those countries, which may include countries from which we import components or raw materials. Any such import duties or restrictions could have a material adverse effect on our business, results of operations or financial condition. Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Other foreign governments are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the economic environments in which we operate and, thus, to adversely impact our businesses.

In addition, the U.S. administration is currently in negotiations with representatives from Canada and Mexico to renew the North American Free Trade Agreement ("NAFTA"). Any changes to NAFTA could impact our Mexican operations, which could adversely affect our operating results and our business.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Employment Agreement by and between the Company and Lillian Etzkorn dated as of April 26, 2018.					X
31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Lillian Etzkorn
Lillian Etzkorn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: September 7, 2018