Form 10-K
period 2018-10-31
SHILOH INDUSTRIES INC
filed 2018-12-20
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
None
————————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer  ☐ Smaller Reporting Company  ☐ Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $8.31 per share as reported by the Nasdaq Global Market, was approximately $121,837,289. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses and affiliates have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of December 18, 2018 was 23,441,986.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2019 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

PART I

SHILOH INDUSTRIES, INC.

Item 1.	Business.

General
Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh," "us," "our" or "we") is a Delaware corporation that was incorporated in 1993. We are a global innovative solutions provider focusing on lightweighting technologies that provide environmental and safety benefits to the mobility market. Shiloh, headquartered in Valley City, Ohio, has a global network of manufacturing operations and technical centers in Asia, Europe and North America.

Our multi-component, multi-material solutions are comprised of a variety of alloys in aluminum, magnesium and steel grades, along with our proprietary line of noise and vibration reducing ShilohCore® acoustic laminate products. The strategic BlankLight®, CastLight® and StampLight® brands combine to maximize lightweighting solutions without compromising safety or performance. Shiloh delivers these solutions in body structure, chassis and propulsion systems to original equipment manufacturers ("OEMs") and "Tier 1" suppliers in the automotive and commercial vehicle markets.

    Shiloh operates as one end-customer focused reporting segment.

Products

We produce components primarily for body structure, chassis and propulsion systems.

•	Solution materials include aluminum, magnesium, steel, high strength steel alloys and ShilohCore® acoustic laminates.

•
Body structure components include shock towers, instrument panel / cross car beams, torque boxes, tunnel supports, seat supports, seat back frames, hinge pillars, liftgates, door inners, roof supports / roof panels, dashpanels and body sides.

•
Chassis systems components include cross members, frame rails, axle carriers, bearing caps, axle covers, PTU covers, axle tubes, rack and pinion housings, steering column housings, knuckles, links, wheel hubs, steering pumps, brake components, wheel blanks and flanges.

•
Propulsion systems components include battery boxes and closures, beam axle housings, planetary carriers, clutch housings, transmission gear housings, engine valve covers, valve bodies, rocker arm spacers, heat shields, exhaust manifolds, cones, baffles, muffler shells, engine oil pans, transmission fluid pans, front covers and transmission covers.

Customers

Our customers are primarily in the automotive and commercial vehicle markets. We work closely with the world’s leading OEM and Tier 1 suppliers and have over 200 customers globally. Our customers include Bayerische Motoren Werke AG ("BMW"), Faurecia, Fiat Chrysler Automobiles ("FCA"), Ford Motor Company ("Ford"), General Motors Company ("General Motors"), Hendrickson International, Linamar Corporation, Tesla Inc., Volvo AB/Volvo Car Corporation and ZF Friedrichshafen AG.

The following customers accounted for more than 10% of our revenues in fiscal 2018, 2017 and 2016:

Customer	2018	2017	2016
General Motors	18.8%	17.9%	18.2%
FCA	15.8%	15.0%	17.1%

Business is awarded as a result of our ability to successfully bid on and win the production and supply of parts for models that will be newly introduced to the market by the OEMs or winning business on existing programs.

Raw Materials
The primary raw materials required for our operations are hot-rolled and cold-rolled coated steel, as well as, aluminum and magnesium ingots. We obtain steel from a number of primary steel producers and steel service centers. The majority of the steel is purchased through customers' steel buying programs. Under these programs, we purchase steel at the price that our customers negotiated with their steel suppliers. We take ownership of the steel in many instances; however, the customers are generally responsible for commodity price fluctuations. Through centralized purchasing, we attempt to purchase raw materials at the lowest competitive prices for the quantity purchased across a broad supplier base. The supply of steel available for processing is a function of the production levels of primary steel producers. A portion of our steel products and processing services are provided to customers on a toll processing basis. Under these arrangements, we charge a specified fee for operations performed without acquiring ownership of the steel and being burdened with the attendant costs of ownership or risk of loss.

For our aluminum and magnesium, used in the CastLight® product brand, the cost of raw materials is adjusted frequently to align with secured purchase commitments based on customer releases or based on referenced metal index plus additional material cost spreads agreed to by us and our customers. Primary aluminum alloys are used in our proprietary "Thin Tech®" castings processes, which allow heat treat and enhanced mechanical properties. Secondary smelting is the process of recycling aluminum, which has a positive impact environmentally and economically. These types of alloys are used in our conventional die casting process. We purchase from suppliers in the U.S. and China based on competitiveness.

Competition

We compete in the laser welding, stamping, die casting and close-tolerance machining industries. Competitors within our main product brands vary. BlankLight® competitors include numerous metal blanking companies ranging in all sizes, including raw material manufacturers and customers. Welded blank competition in North America includes TWB Company LLC and ArcelorMittal USA. Most laser welded blank competitors are affiliated with raw material or distribution providers. Competition for sales of automotive stamping and assemblies is also intense. StampLight® competitors include Gestamp, L&W, Inc., Flex-n-Gate Corporation, Midway Products Group Inc., Narmco Group and Kirchhoff Automotive Group. CastLight® competitors include Bocar Group, Cosma International (a Magna Company), Georg Fischer, Gnotec AB, KSM Casting Group, Madison Kipp Corporation (MKC), Meridian (subsidiary of Wangfeng Auto Holdings Group), Nemak, Pace Industries, RCM Industries and Ryobi Aluminum Casting (USA), Inc., which are all competing for a growing number of automotive projects. In almost all instances, we compete through our main strategies of "Lightweighting Without Compromise®" and "Lightweighting With Benefits®", which provides us with the ability to provide solutions that do not compromise part integrity such as performance, safety, sound and efficiency. Development and design optimization to lightweight products allows customers to achieve vehicle weight, fuel economy and/or ride and handling targets while favorably impacting the environment.

Employees
As of October 31, 2018, we had approximately 4,200 employees. Organized labor unions represent 17% of our U.S. hourly employees and 99% of our non-U.S. employees.
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

Seasonality

Our business is moderately seasonal because many OEM customers close assembly plants primarily for periods in summer months and holiday seasons for model year changeovers. Shut-down periods vary by country. For additional information, refer to Note 19 "Quarterly Results of Operations" to the Notes to the Consolidated Financial Statements, included in Item 8 of this report.

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
ISO 14001 is a voluntary international standard issued in September 1996 and updated in 2015 by the International Organization for Standardization. ISO 14001 identifies the elements of an Environmental Management System ("EMS") necessary for an organization to effectively manage its effect on the environment. The ultimate objective of the standard is to integrate the EMS with overall business management processes and systems so that environmental considerations are a routine part of business decisions.  All of our manufacturing facilities are certified to the ISO 14001 standard. We have completed the certification process at each of our manufacturing facilities to the IATF 16949 standard, which has been the global benchmark for an international quality management system in the automotive industry.

Research and Development

 We perform research, development, design and other engineering activities for the following primary reasons:

•	to provide solutions for customers

•	to integrate our leading technologies into advanced products and processes

•	to provide engineering support for all of our manufacturing sites

•	to provide technological expertise in engineering and design development

Along with our global manufacturing locations, we maintain Sales and Technical Centers in Asia (Shanghai, China), Europe (Gothenburg, Sweden) and North America (Plymouth, Michigan and Valley City, Ohio). Furthermore, we have Customer Service Centers in Germany (Munich and Stuttgart), Italy (Turin) and the United Kingdom (Evesham, England). Each of our Sales and Technical Centers is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs.

Intellectual Property

We hold 105 issued patents on a worldwide basis, including 34 issued U.S. patents and 57 patent applications in process worldwide. Of the 105 issued patents, 28% are in production use and/or are licensed to third parties and the remaining 72% are being considered for future production use or provide a strategic technological benefit to us. We do not materially rely on any single patent, nor will the expiration of any single patent materially affect our business. Our current patents expire over various periods into the year 2034. We are actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, our worldwide patent portfolio is materially important to our business because it enables us to achieve technological differentiation from our competitors. We also maintain 58 active trademark registrations and applications worldwide. In excess of 88% of these trademark registrations and applications are in commercial use by us or are licensed to third parties.
Segment and Geographic Information
We conduct our business and report our information as one operating segment - Automotive and Commercial Vehicles. Our chief operating decision maker is the executive leadership team, which includes certain Vice Presidents, all Senior Vice Presidents and the Chief Executive Officer, as this team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities and the existence of managers responsible for the operating activities. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.
Financial information regarding Company geographic mix is contained in Note 18 - "Business Segment Information" of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Acquisitions

On March 1, 2018, Shiloh acquired all of the issued and outstanding capital of Brabant Alucast Italy Site Verres S.r.l., a limited liability company organized under the laws of Italy, and Brabant Alucast The Netherlands Site Oss B.V., a limited liability company organized under the laws of the Netherlands (collectively "Brabant"). The acquisitions complement our global footprint, with the expansion of aluminum and magnesium casting capabilities, while providing capacity for growth. The final purchase price for the acquisitions, funded in cash, was $65.3 million.
Company Website and Access to Filed Reports

Our website is located at https://www.shiloh.com. Under the Investors tab on our website, there is a copy of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission ("SEC").

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (https://www.sec.gov). We do not incorporate information on the SEC's website into this Annual Report on Form 10-K and information on the website is not and should not be considered part of this document, unless expressly stated otherwise.

Item 1A.
Risk Factors

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial position and future results. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, operating results and cash flows.
Risks Related to Our Business
A downturn in the global economy could harm demand for automotive and commercial vehicles that are manufactured with our products and, therefore, could adversely affect our business, financial position, results of operations and cash flows.

The level of demand for our products depends primarily upon the level of consumer demand for new vehicles that are manufactured with our products. The global economic recession that began in 2008 had a significant adverse effect on our business, customers and suppliers and contributed to delayed and reduced purchases of passenger cars and commercial vehicles, including those manufactured with our products. Demand for and pricing of our products is also subject to economic conditions and other factors (e.g., energy costs, fuel costs, climate change concerns, vehicle age, consumer spending and preferences, materials used in production, commodity prices and changing technology) present in the various domestic and international markets in which our products are sold. If the global economy were to experience another significant downturn, depending upon its length, duration and severity, or any other event that results in a reduction of demand for automobiles, our financial position, results of operations and cash flows could be materially adversely affected.

Deterioration in the United States and world economies could harm our customers’ and suppliers’ ability to access the capital markets, which may affect our business, financial position, results of operations and cash flows.

Disruptions in the capital and credit markets could adversely affect our customers and suppliers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. This financing often comes from securitization markets, which experience severe disruptions during global economic crises. Our suppliers, as well as our customers’ suppliers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to our customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on our customers or suppliers could materially adversely affect us, either through loss of revenues from any of our customers so affected, or due to our inability to meet our commitments without excessive expense, as a result of disruptions in supply caused by the suppliers so affected. Financial difficulties experienced by any of our major customers could have a material adverse effect on us if such customers were unable to pay for the products we provide or if we experienced a loss of, or material reduction in, business from such customer. As a result of such difficulties, we could experience lost revenues, significant write-offs of accounts receivable, significant impairment charges, or additional restructurings. In addition, severe financial or other difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis and on similar economic terms the quantity and quality of components we require to produce products. Moreover, severe financial or operating difficulties at any automotive vehicle manufacturer or other significant supplier could have a significant disruptive effect on the entire industry, leading to supply chain disruptions and labor unrest, among other things. These disruptions could force OEMs and, in turn, other suppliers, including us, to reduce production or shut down plants.

Our inability to obtain and maintain sufficient financing may harm our liquidity and financial position.

Our working capital requirements can vary significantly, depending, in part, on the level, variability and timing of our customers’ production and the payment terms we have with our customers and suppliers. Our liquidity could be adversely affected if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If our available cash flows from operations is not sufficient to fund our ongoing cash needs, we would likely look to our cash balances and borrowing availability under our Credit Agreement (as defined hereinafter) to satisfy those needs. In 2013, we and our subsidiaries entered into a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, CIBC Bank, USA, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents and the other lender parties thereto. We entered into our eighth amendment to the Credit Agreement on October 31, 2017 (the

"Amendment"), which, among other things, provides for an aggregate availability of $350 million, $275 million of which is available to the Company through the Tranche A Facility and $75 million of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability; increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150 million subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase as well as other provisions. There can be no assurance that we will be able to continue to satisfy the financial covenants currently under the Credit Agreement, that we will be able to enter into favorable amendments in the future, that alternative sources of additional capital will be available on satisfactory terms or at all or that we will otherwise continue to have the ability to maintain sufficient capital financing. Insufficient liquidity may increase the risk of not being able to produce products or having to pay higher prices for inputs that may not be recovered in selling prices.

We may be unable to realize revenues represented by awarded business, which could materially harm our business, financial position, results of operations and cash flows.
The realization of future revenues from awarded business is subject to risks and uncertainties, including the number of vehicles that our customers will actually produce, the timing of that production and the mix of options that our customers may choose.

In addition to not having a commitment from our customers regarding any minimum number of products they must purchase from us if we obtain awarded business, the terms and conditions of the agreements with our customers typically provide that they have the contractual right to unilaterally terminate our contracts with only limited notice. If such contracts are terminated by our customers, our ability to obtain compensation from our customers for such termination is generally limited to the direct out-of-pocket costs that we incurred for inventory and not fully reimbursed tooling, and in certain rare instances, not fully depreciated capital expenditures.

We base a substantial part of financial and operational planning on the anticipated lifetime revenues of particular products. We calculate the anticipated lifetime revenues of a product by multiplying our expected price for a product by the forecasted production volume for that product during the length of time we expect the related vehicle to be in production. We use third-party forecasting services to provide long-term forecasts, which allow us to determine how long a vehicle is expected to be in production. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

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

We are dependent upon large customers for current and future revenues. The loss of all, or a substantial portion, of our sales to any of these customers, or the loss of market share by these customers, could materially harm our financial position and results of operations.
We depend on major vehicle manufacturers for a substantial portion of our net revenues. For example, during 2018, General Motors and FCA accounted for 18.8% and 15.8% of our revenues, respectively. The loss of all, or a substantial portion, of our sales to any of our large-volume customers could have a material adverse effect on our financial position and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may also make fewer sales to major customers for a variety of reasons other than losses of business relationships, including but not limited to: (1) reduced or delayed customer requirements, (2) strikes or other work stoppages affecting production by the customers, (3) customer restructurings or reorganizations, (4) reduced demand for our customers’ products, (5) vehicle program discontinuance or (6) loss of business to competitors.
In addition, our OEM customers compete intensively against each other and other OEMs. The loss of market share by any of our significant OEM customers could have a material adverse effect on our business, unless we are able to achieve increased sales to other OEMs.

The failure to be awarded new business for additional content on new or existing vehicle programs or to retain existing business could materially harm our business.

We compete for new business at the beginning of the development of new vehicle programs and upon the redesign of existing programs by major OEM customers. New program development generally begins three-to-five years prior to the marketing of the underlying vehicles to the public. Redesign of existing programs begins during the life cycle of a platform, usually at least two-to-three years before the end of the platform’s life cycle. The failure to obtain new business on new programs or to retain or increase business on redesigned existing programs, could adversely affect our business, financial position, results of operations and cash flows. In addition, as a result of the relatively long lead times, it may be difficult in the short term for us to obtain new revenues to replace any unexpected decline in the sale of existing products.

In addition, a component of our growth strategy is to bid on and be awarded new business for additional content on our customers’ new or existing vehicle programs, while at the same time maintaining existing business that we have a desire to maintain and renew. If we are unable to introduce, differentiate and enhance our product offerings, anticipate industry trends or keep pace with technological developments or if our competitors introduce lower cost and/or differentiated products that are perceived by our customers to compete with ours, we may be unable to grow and maintain our business with our customers, and our business, financial position, results of operations and cash flows could be adversely affected.

Our inability to effectively manage the timing, quality, suppliers and costs of new program launches could harm our financial performance.

In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality, suppliers and costs of these new program launches could harm our financial position, operating results and cash flows. Finally, even if we successfully manage the timing, quality, suppliers and costs of new program launches with respect to our operations, our customers’ production delays may be caused by another of our customers’ suppliers, which could harm our financial position, operating results and cash flows.
Automotive production and sales are highly cyclical, which could harm our business, financial position, results of operations and cash flows.

The highly cyclical nature of the automotive industry presents a risk that is outside our control and that often cannot be accurately predicted. The cyclical nature depends on general economic conditions and other factors, including interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel costs and the automobile replacement cycle. In addition, customer production changeovers or new program launches may result in altered or delayed production cycles, which may reduce or delay purchases of our products by our customers. As a result, automotive production and sales may fluctuate significantly from year-to-year and such fluctuations may give rise to changes in demand for our products. Our business is directly related to the volume of automotive production and, because it has significant fixed production costs, declines in our customers’ production levels can have a significant adverse effect on our results of operations. Decreases in demand for automobiles generally, or decreases in demand for our products in particular, could materially and harmfully affect our business, financial position, results of operations and cash flows.
The automotive industry is seasonal, which could harm our business, financial position, results of operations and cash flows.

The automotive industry is seasonal. Some of our largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, our OEM customers in Europe typically shut down operations during portions of July and August and additional periods during the December and January holiday season, while our OEM customers in North America typically close assembly plants for periods in June and July for model year changeovers and for additional periods during the December and January holiday season. During these downturns, our customers will generally reduce the number of production days because of lower demand and reduce excess vehicle inventory. Such seasonality, or unanticipated changes in plant shutdown schedules, could have a material adverse effect on our business, financial position and results of operations.

Changes in technology and developments within the automotive industry could affect our business, financial position, results of operations and cash flows.

The automotive industry is undergoing significant change, and we believe that the pace of that change will accelerate in the next several years. Technological changes, including the development of autonomous vehicles, new products and services, new business models or new methods of travel may disrupt the historic business model of the industry, reduce the demand for the purchase of automobiles and adversely impact the sales of our customers as well as our sales, financial position, results of operations and cash flows.
A material disruption at one of our manufacturing facilities could prevent it from meeting customer demand, reduce our revenues or negatively affect our results of operations and financial position.

Any of our manufacturing facilities, or any of our machines or equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages

•	prolonged power failures

•	cyber attacks

•	an equipment failure

•	labor difficulties, prolonged labor strikes or work stoppages

•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels

•	fires, floods, windstorms, earthquakes, hurricanes or other natural catastrophes

•	war, terrorism or threats of terrorism or political unrest

•	governmental regulations or intervention

•	other unexpected problems

Any such disruption could prevent us from meeting customer orders, reduce our revenues or profits and negatively affect our results of operations and financial position.
The decreasing number of automotive parts suppliers and pricing pressures from our automotive customers could make it more difficult for us to compete in the highly competitive automotive industry.

The automotive parts industry is highly competitive. Bankruptcies and consolidation among automotive parts suppliers are reducing the number of competitors, resulting in larger competitors who benefit from purchasing and distribution economies of scale. Our inability to compete with these larger suppliers in the future could result in a reduction of, or inability to increase, revenues, which would harm our business, financial position, results of operations and cash flows.

We face significant competition within each of our major product areas. The principal competitive factors include price, quality, global presence, service, product performance, design and engineering capabilities, new product innovation and timely delivery. We also face significant competitive pricing pressures from our automotive customers. Because of their purchasing size, our automotive customers can influence market participants to significantly reduce pricing in order to keep or win new business. If we are not able to offset pricing reductions resulting from these pressures by improving operating efficiencies and reducing expenditures, those pricing reductions may have an adverse effect on our business.

We may not be able to continue to compete in the highly competitive automotive industry and increased competition or consolidation may have a material adverse effect on our business.
Fluctuations between foreign currencies and the U.S. dollar could harm our financial results.
We derived 27% of our revenue in fiscal year 2018 from our non-U.S. operations. The financial position and results of operations of certain of our international operations are measured using the foreign currency in the jurisdiction of those operations as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income we recognize from our international operations. We cannot predict the effects of exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be harmed. We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm our results of operations. In addition, the portion of our revenue derived from international operations may increase in the future, due to the impact of acquisitions and overall growth in foreign markets, among other reasons. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.
We are subject to risks related to our international operations.

We sell our products worldwide from our manufacturing and distribution facilities in various regions and countries, including the United States, Mexico, Europe and Asia. Operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•
exposure to changes of trade policies and agreements, including changes the North American Free Trade Agreement ("NAFTA"), including as a result of the United States-Mexico-Canada Agreement (the "USMCA") or otherwise and other international trade agreements

•	exposure to impact of tariffs or other forms of political incentive systems affecting international trade

•	exposure to local economic conditions and labor issues

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events

•	exposure to local public health issues and the resultant impact on economic and political conditions

•	currency exchange rate fluctuations

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries

•	export and import restrictions

•	difficulties in penetrating new markets due to established and entrenched competitors
The U.S. Congress and Trump administration may make substantial changes to fiscal, political, regulation and other federal policies that may adversely affect our business, financial position, operating results and cash flows.

Changes in general economic or political policies in the United States or other regions could adversely affect our business.  For example, the current administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, tax laws, corporate governance laws and corporate fuel economy standards, that could have a positive or negative impact on our business. The risks we face in our international operations may intensify if we further develop and expand our international operations.
Significant increases and fluctuations in raw materials pricing could materially harm us without proportionate recovery from our customers.

Significant increases in the cost of certain raw materials used in our products, such as steel, aluminum and magnesium, or the cost of utility services required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. Prices for raw material inputs can be impacted by many factors, including developments in global commodities markets, international trade policies and developments in technology. The amount of steel available for processing is a function of the production levels of primary steel producers. A significant portion of our magnesium is sourced from China and could be subject to availability, trade policies and price.

While we have been successful in the past recovering a significant portion of raw material costs, there is no assurance that we will continue to do so, or that increases in raw material costs will not adversely impact our business, financial position, results of operations and cash flows. In addition, significant increases in raw material prices may cause customers to redesign certain components or use alternative materials, which could result in reduced revenues, which could in turn harm our business, financial position, results of operations and cash flows.
The volatility of steel prices could materially harm our results of operations.

A by-product of our production process is the generation of offal. We typically sell offal in secondary markets, which are similar to the steel markets. We generally share recoveries from sales of offal with our customers either through scrap sharing agreements, in cases in which we are participating in resale programs, or through product pricing, in cases in which we purchase steel directly from steel suppliers. In either situation, we may be affected by the fluctuation in scrap steel prices, either positively or negatively, in relation to our various customer agreements. As offal prices generally increase and decrease as steel prices increase and decrease, sales of offal may mitigate the impact of the volatility of steel price increases, as well as limit the benefits reaped from steel price declines. Any volatility in offal and steel prices could materially adversely affect our business, financial position, results of operations and cash flows.
Disruptions in the automotive supply chain could materially harm our business, financial position, results of operations and cash flows.

The automotive supply chain is subject to disruptions because we, along with our customers and suppliers, attempt to maintain low inventory levels in order to manage our working capital. Disruptions in our supply chain could result from a variety of situations, such as the closure of one or more of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval. Disruptions could also result from logistical complications due to weather, earthquakes, or other natural or nuclear disasters, mechanical failures, technology disruptions or delayed customs processing.

If we are the cause for a customer to halt production, the customer may seek to recoup all of its losses and expenses due to such disruption from us. Any such disruptions affecting us or caused by us could have a material adverse effect on our business, financial position, results of operations and cash flows.
Longer product lives of automotive parts may harm demand for some of our products.

The average useful life of automobiles and automotive parts may continue to increase due to innovations in products and technologies. As automobiles and automotive parts product life cycles lengthen, opportunities to supply components for new programs may occur less frequently, which may reduce demand for some of our products.
Discontinuation of the vehicle models, engines or transmissions for which we manufacture products may harm our business, financial position and results of operations.

Our typical sales contract provides for supplying a customer with product requirements for particular programs, rather than manufacturing a specific quantity of components and systems. The initial terms of our sales contracts typically range from one to seven years, with automatic renewal provisions that generally result in our contracts running for the life of the program. Our contracts do not require our customers to purchase a minimum number of components or systems. The loss of awarded business or significant reduction in demand for vehicles for which we produce components and systems could have a material adverse effect on our business, financial position, results of operations and cash flows.
We may pursue acquisitions or strategic alliances that we may not successfully integrate or that may divert management’s attention and resources.
We may pursue acquisitions, joint ventures or strategic alliances in the future. However, we may not be able to identify and secure suitable opportunities. Our ability to consummate and integrate effectively any acquisitions or enter into strategic alliances on terms that are favorable to us may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary, our ability to obtain financing on satisfactory terms, if at all.
In addition, if a potential acquisition target, joint venture, or strategic alliance candidate is identified, we may fail to enter into a definitive agreement with the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and could potentially disrupt our existing business. The expected synergies and cost savings from acquisitions, joint ventures or strategic alliances may not be realized and we may not achieve the expected results, including the synergies and cost savings we expect to realize. We may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, dilutive issuance of equity securities, costs and contingent liabilities. We may also have to obtain approvals and licenses from the relevant government authorities for such transactions to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may expose us to additional potential risks, including risks associated with:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks and contingent and other liabilities of, acquisition targets or other transaction candidates

•	our inability to generate sufficient revenue to recover costs and expenses of the strategic alliances or acquisitions

•	potential loss of, or harm to, relationships with employees, customers and suppliers

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition rationale

Any of the above risks could significantly impair our ability to manage our business and materially harm our business, results of operations and financial position.
The hourly workforce in our industry is highly unionized and our business could be harmed by labor disruptions.
As of October 31, 2018, 17% of our U.S. hourly employees and 99% of our non-U.S. employees were unionized. Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be harmed by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our recent history, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.

In addition, many of the hourly employees of our customers in North America and many of their other suppliers are unionized. Vehicle manufacturers, their suppliers and their respective employees in other countries are also subject to labor agreements. A work stoppage or strike at one of our production facilities, at those of a customer, or impacting a supplier of ours or any of our customers, such as the 2008 strike at a Tier 1 supplier that resulted in 30 General Motors facilities in North America being idled for several months, could have a material adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.
We may incur costs related to product warranties, legal proceedings and other claims, which could materially harm our financial position and results of operations.

From time to time, we receive product warranty claims from our customers, as a result of which we may be required to bear the costs of repair or replacement of certain of our products. Vehicle manufacturers require their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all vehicles containing any of our products.

We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us in amounts exceeding any reserves for such matters.
Product recalls by vehicle manufacturers could negatively impact our production levels, which could materially harm our business, financial position and results of operations.

Historically, there have been product recalls by some of the world’s largest vehicle manufacturers. Our risk to recalls of the products we manufacture is generally related to our workmanship on the product as opposed to the material and design of the products, as the design generally belongs to our customers and our parts are produced according to customer's specifications. Recalls, whether or not related to claims against us, may result in decreased vehicle production as a result of a manufacturer focusing its efforts on the problems underlying the recall rather than generating new sales volume. In addition, consumers may elect not to purchase vehicles manufactured by the vehicle manufacturer initiating the recall, or by other vehicle manufacturers, while the recalls persist. We do not maintain insurance in North America for product recall matters, as such insurance is not generally available on terms we deem acceptable. Any reduction in vehicle production volumes, especially by our OEM customers, could have a material adverse effect on our business, financial position and results of operations.
We rely on information technology and a failure of our information technology infrastructure or a breach of our information security could adversely impact our business and operations.

Our operations rely on a number of information technologies to manage, store and support business activities. We have a number of systems, processes and practices in place that are designed to protect against the failure of our systems. We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance that risks of such attacks are appropriately mitigated. Despite our efforts to protect sensitive and confidential information and personal data, including our employees' personal information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, disclosure, modification or destruction of proprietary and other key information, production downtimes and operational disruptions, which in turn could adversely affect our results of operations. Our systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of our intellectual property or trade secrets, disclosure, modification or destruction of proprietary and other key information and production downtimes and operational disruptions, which in turn could adversely affect our results of operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Changes in privacy laws, regulations and standards may cause our business to suffer.
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted and may in the future adopt, laws and regulations affecting data privacy. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. We may be required to incur significant costs to comply with privacy and data securities laws, rules and regulations. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules and regulations could result in additional cost and liability to us, damage our reputation, inhibit our sales and adversely affect our business.

If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be harmed.

We own important intellectual property, including patents, trademarks, copyrights and trade secrets and are a party to licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position. Notwithstanding our intellectual property portfolio, our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Various patent, copyright, trade secret and trademark laws provide limited protection and may not prevent our competitors from duplicating our products or gaining access to our proprietary information. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them.

On occasion, we may assert claims against third parties who are taking actions that we believe are infringing our intellectual property rights. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third party intellectual property rights. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. Claims of this sort also could harm our relationships with our customers and might deter future customers from doing business with us. If any such claim were to result in an adverse outcome, we could be required to take actions which may include: expending significant resources to develop or license non-infringing products, paying substantial damages to third parties, including to customers to compensate them for their discontinued use or replacing infringing technology with non-infringing technology or cessation of the manufacture, use or sale of the infringing products. Any of the foregoing results could have a material adverse effect on our business, financial position, results of operations, or our competitive position.
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

The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:

•	product quality

•	technical expertise, product design and development capability

•	new product innovation

•	reliability and timeliness of delivery

•	price competitiveness

•	manufacturing expertise

•	operational flexibility

•	global production capabilities

•	financial viability

•	customer service

•	overall management

Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We may not be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we may not be able to adequately protect any of our own technological developments to produce a sustainable competitive advantage.
The loss of our executive officers or key employees may materially harm operations and the ability to manage the day-to-day aspects of our business.

Our future performance substantially depends on our ability to retain and motivate executive officers and key employees. Our ability to manage the day-to-day aspects of our business may be materially harmed with the loss of any of our executive officers or key employees, many of whom have many years of experience with us and within the automotive industry and other manufacturing industries, or if we are unable to recruit qualified personnel. The loss of the services of executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on our business, financial position and results of operations.
We are involved from time to time in legal proceedings, claims or investigations, which could have an adverse impact on our business, financial position, results of operations and cash flows.

We are involved from time to time in legal proceedings, claims or investigations that could be significant. Such claims typically arise in the normal course of our business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. If any such claims were to escalate beyond our historical experience with such claims, those claims could result in a material adverse impact on our business, financial position, results of operations and cash flows.

We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply with such requirements, may materially harm our business, financial position, results of operations and cash flows.

We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current facilities, and also may expose us to liability for the conduct of others or for our actions that were not in compliance with all applicable laws at the time these actions were taken or that resulted in contamination. These laws and regulations also may expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. Despite our intentions to comply with all such laws and regulations, we cannot guarantee that we will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. These laws and regulations are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our business.

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

The costs, charges and liabilities associated with these matters could be material, and such costs, charges and liabilities could exceed any amounts reserved for them in our consolidated financial statements.
We are subject to risks associated with our use of highly specialized machinery that cannot be easily replaced.

Our machinery and tooling are complex, cannot be easily replicated and have a long lead-time to manufacture. If there is a breakdown in such machinery and tooling, and we or our service providers are unable to repair in a timely fashion, obtaining replacement machinery or rebuilding tooling could involve significant delays and costs, and may not be available to us on reasonable terms or at all. Any disruption or damage to our machinery could have a material adverse effect on our business, financial position and results of operations.
New tariffs and other trade measures could adversely affect our financial position, results of operations and cash flows.

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

In addition, there may be changes to existing trade agreements, like NAFTA and its anticipated successor agreement, the USMCA, which is still subject to approval by the United States, Mexico and Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, among other possible changes. It remains unclear what the U.S. administration or foreign governments, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. Any changes to NAFTA (or subsequent trade agreements) could impact our operations in countries where we manufacture or sell products or source components, or materials, which could adversely affect our operating results and our business.

Changes in tax laws may adversely impact our business, financial position, results of operations and cash flows.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial position, results of operations and cash flows may be adversely impacted.

Impairment charges relating to our goodwill or long lived assets could adversely affect our financial performance.

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill be periodically evaluated for impairment. As of October 31, 2018, we had $27,376 of goodwill, or 3.9% of our total assets, that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value which could result in a write-down of goodwill and a reduction of net income. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our long lived assets. Any charges relating to impairments of goodwill or long lived assets may adversely affect our results of operations in the periods recognized.

MTD Holdings Inc. may exercise significant influence over us.

MTD Holdings Inc. and its affiliates owned 34% of our common stock as of October 31, 2018. As a result, MTD Holdings Inc. and its affiliates have significant influence over the vote in any election of directors and thereby its policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stakeholders' interests. In addition, MTD Holdings Inc. may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to us or be opposed by other stockholders.

Changes in our effective tax rate may reduce our net income in future periods.
Our actual effective tax rate may vary from our expectation and that variance may be material and may have an adverse effect on our cash flows and our financial position. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed, (2) the resolution of issues arising from any current and future tax audits with various tax authorities, (3) changes in the valuation of our deferred tax assets and liabilities, (4) increases in expenses not deductible for tax purposes, including transaction costs, restructuring costs and impairments of goodwill in connection with acquisitions, (5) changes in the taxation of share-based compensation, (6) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles, (7) expiration of or lapses in the research and development tax credit laws and (8) challenges to the transfer pricing policies related to our structure.

Certain of our pension plans are underfunded and we have unfunded post-retirement benefit obligations. Additional cash contributions we may be required to make to our pension plans or amounts we may be required to pay in respect of post-retirement benefit obligations will reduce the cash available for our business.

Certain of our employees in the United States are participants in defined benefit pension plans which we sponsor. As of October 31, 2018, the unfunded amount of our U.S. pension plans was $14.3 million. While future benefit accruals under our U.S. defined benefit plans were frozen, we may have ongoing obligations to make contributions to our U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended. In addition, we sponsor unfunded post-retirement benefits for a limited number of employees. As of October 31, 2018, the unfunded amount for these post-retirement benefits was $0.3 million. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for our business. Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event our pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions it has used to fund such plans).

We may incur material costs related to plant closings, which could materially harm our business, financial position, results of operations and cash flows.

If we must close manufacturing facilities because of lost business or consolidation of manufacturing facilities, the employee termination costs, asset retirements and other exit costs associated with the closure of these facilities may be significant. In certain circumstances, we may close a manufacturing facility that is operated under a lease agreement and we may continue to incur material costs in accordance with the lease agreement. We attempt to align production capacity with demand; however, we cannot provide assurance that plants will not have to be closed.
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

We maintain 23 manufacturing facilities and 13 technical and administrative facilities located in Asia, Europe and North America encompassing approximately 4.1 million square feet. Of the 36 facilities, 20 are leased.

We believe that substantially all of our facilities are well maintained and in good operating condition. Our facilities are considered adequate for present needs and are expected to remain adequate for the near future.

Item 3.	Legal Proceedings.

A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York (the "District Court") against the Company and certain of our officers. As amended, the lawsuit claimed in part that we issued inaccurate information about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased our common stock between January 12, 2015 and September 14, 2015, inclusive. The District Court rendered an opinion and order granting the defendants’ motion to dismiss the lawsuit on September 19, 2018 and the time period for an appeal has expired.

A shareholder derivative lawsuit was filed on April 1, 2016 in the Court of Common Pleas, Medina County, Ohio against the Company's President and Chief Executive Officer and former Vice President of Finance and Treasurer and members of our Board of Directors. The lawsuit claimed in part that the defendants breached fiduciary duties owed to the Company by failing to exercise appropriate oversight over our accounting controls, leading to the accounting issues and the restatement announced in September 2015. The complaint seeks a judgment against the individual defendants and in favor of the Company for money damages, plus miscellaneous non-monetary relief. Following the dismissal of the securities class action lawsuit described in the previous paragraph, a Joint Stipulation and Order of Dismissal was filed on November 14, 2018 dismissing the shareholder derivative lawsuit without prejudice.

In addition, from time to time, we are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. We vigorously defend ourselves against such claims. In future periods, we could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including assessment of the merits of the particular claims, we do not expect that our legal proceedings or claims will have a material impact on our future consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Market under the symbol "SHLO." On December 18, 2018, the closing price for our common stock was $6.96 per share.
The table below sets forth the high and low bid prices for our common stock for our four quarters in each of 2018 and 2017.

	2018		2017
Quarter	High	Low	High	Low
1st	$9.46	$6.88	$12.25	$6.50
2nd	$9.57	$6.45	$16.69	$11.33
3rd	$10.72	$7.68	$14.97	$7.16
4th	$12.28	$7.85	$10.98	$7.25
As of the close of business on December 18, 2018, there were 136 stockholders of record for our common stock. We did not repurchase any of our equity securities during fiscal 2018.
We did not pay any dividends in 2018 or 2017. Our current Credit Agreement contains covenants that could restrict, under certain circumstances, the ability to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

The following graph compares our cumulative total stockholder return compared with Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested at the closing price on October 31, 2013 and reflects the total cumulative return on that investment, including the reinvestment of dividends where applicable, through October 31, 2018.

	10/31/2013	10/31/2014	10/31/2015	10/31/2016	10/31/2017	10/31/2018
Shiloh Industries, Inc.	$100.00	$103.78	$45.92	$42.57	$56.52	$55.36
S&P 500	$100.00	$114.89	$118.38	$121.17	$146.61	$154.34
S&P Supercomposite Auto Parts and Equipment Index	$100.00	$108.43	$107.41	$96.48	$135.84	$111.28

Item 6.    Selected Financial Data
The following table presents information from our Consolidated Financial Statements as of or for the five years ended October 31, 2018. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

	Year Ended October 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amount)
Operating Results
Revenues	$1,139,944	$1,041,986	$1,065,834	$1,073,052	$832,067
Selling, general & administrative expenses (a)	88,604	83,070	73,401	62,976	50,192
Net income (loss)	11,479	(697)	3,669	5,905	19,915
Basic earnings (loss) per common share	$0.49	$(0.04)	$0.21	$0.34	$1.16
Diluted earnings (loss) per common share	$0.49	$(0.04)	$0.21	$0.34	$1.16

Financial Position
Total assets	$709,675	$618,583	$626,429	$660,854	$625,678
Long-term debt	245,351	181,065	256,922	298,873	268,102
Total liabilities	510,153	430,262	493,639	526,392	485,253
Total stockholders' equity	199,522	188,321	132,790	134,462	140,425

(a) Fiscal years 2017 through 2014 reflect the reclassification of non-service cost components of net benefit costs to outside of operating income as a result of ASU 2017-07 adoption in effective November 1, 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except per share data)

General

Shiloh Industries, Inc. is a global innovative solutions provider to the automotive and commercial vehicle market with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. We offer the broadest portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys. We design and manufacture components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore® acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components.  We have over 4,200 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American and European automotive industries, which are driven by factors that continue to be critical to our success including winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as shifts in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include changes in raw material costs, negotiation of price increases and cost reduction initiatives. In addition, recent trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of tension and uncertainty to the global economic environment. These and other actions are likely to impact trade policies with other countries and the overall global economy. We are carefully monitoring capacity and availability of the alloys utilized in our production process. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

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

Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics, Europe and North America production volumes for the fiscal years ended October 31, 2018, 2017 and 2016 were as follows:

Production Volumes	Year Ended October 31,
	2018	2017	2016
Europe	22,413	22,087	21,331
North America	17,021	17,323	17,755
Total	39,434	39,410	39,086

Europe:
Increase from prior year	326	756
% Increase from prior year	1.5%	3.5%
North America
Decrease from prior year	(302)	(432)
% Decrease from prior year	(1.7)%	(2.4)%
Total
Increase from prior year	24	324
% Increase from prior year	0.1%	0.8%

Europe:

Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased. Overall market stability continued in fiscal 2018, as automobiles and light truck production volumes were higher compared to fiscal 2017.

Uncertainty in the continued economic improvement in Europe has continued to grow due to a number of factors. The United Kingdom's decision to withdraw from the European Union could have an effect on the economy of the remaining European Union countries, as no trade deal has been signed. The European economy is showing signs of a slowdown with manufacturing slumping, especially with the end of Quantitative Easing by the European Central Bank. The end of the program, which was used to stimulate the economy and increase liquidity, will primarily affect Southern Europe. The European automotive market outlook has declined with this uncertainty.

North America:

Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017. Light vehicle volumes for fiscal 2018 were comparable with 2017. Helped by continued low fuel prices, light truck market demand has been relatively strong.

We expect the generally strong North American economic climate to continue for the remainder of the year and into 2019, albeit there is some uncertainty surrounding the potential effects of trade policies, restrictions and practices being implemented or considered by the existing government leadership in the United States. Increasing interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles.

Most of our steel is purchased through customers’ steel buying programs. Under these programs, the customer negotiates the price for steel with the steel suppliers. We pay for the steel based on these negotiated prices and pass on those costs to the customer. Although we take ownership of the steel, our customers are responsible for all steel price fluctuations under these programs. We also purchase steel directly from domestic primary steel producers and steel service centers. Current demand for construction and oil industry related steel products and stable automotive production have helped the market rebound from historic lows with steel pricing stabilizing. The impact is the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the source and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. As the price of steel has risen, so have the scrap metal markets as they are highly correlated. We blank and process steel for some of our customers on a toll processing basis. Under these arrangements, we charge a tolling fee for the operations that we perform without acquiring ownership of the steel and being burdened with the attendant costs of ownership or risk of loss. Revenues from operations involving directly owned steel include a component of raw material cost whereas toll processing revenues do not.

Results of Operations

Year Ended October 31, 2018 Compared to Year Ended October 31, 2017

REVENUES. Revenues for fiscal 2018 were $1,139,944, an increase of $97,958 from fiscal 2017 of $1,041,986, or 9.4%. The Brabant acquisitions accounted for $82,578. New program launches with several customers such as FCA, General Motors, Honda and Tesla were also key drivers in the revenue growth.

GROSS PROFIT. Gross profit for fiscal 2018 was $116,095 compared to gross profit of $115,355 in fiscal 2017, an increase of $740, or 0.6% . Gross profit as a percentage of sales was 10.2% for fiscal 2018 and 11.1% for fiscal 2017, a decline of 900 basis points. The decline in gross profit as a percentage of sales was primarily due to program launch costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Selling, general and administrative expenses were $88,604 for fiscal 2018 and an increase of $5,534 from fiscal 2017 of $83,070. As a percentage of sales, these expenses were 7.8% of sales for fiscal 2018 and 8.0% for fiscal 2017. Acquisition-related expenses were $3,743 in fiscal 2018.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $2,372 for fiscal 2018 was similar to amortization of intangible assets expense of $2,259 for the prior year.

RESTRUCTURING. Restructuring charges of $6,613 were recorded during fiscal 2018 and $4,777 in fiscal 2017 based upon strategic decisions to provide a more efficient and focused footprint allowing us to operate with lower fixed costs. These costs primarily included employee-related costs, professional fees and other related costs. We expect to incur additional expense of $5,610 over the next fifteen months.

INTEREST EXPENSE. Interest expense for fiscal 2018 was $11,343, compared to interest expense of $15,088 during fiscal 2017. The decrease in interest expense was the result of lower borrowing rates.

OTHER EXPENSE, NET. Other expense, net was $913 for fiscal 2018, compared to other expense of $3,501 for fiscal 2017, a decrease of $2,588. Other expense, net primarily reflects a favorable impact from foreign currency transaction gains of $1,527.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in fiscal 2018 was a benefit of $5,219 on income before taxes of $6,260 for an effective tax rate of (83.4)%. In fiscal 2017, the provision for income taxes was a tax expense of $7,120 on a loss before taxes of $6,423 for an effective tax rate of 110.9%. The effective tax rate for the fiscal years ended October 31, 2018 and 2017 varies from the statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets and tax return to provision adjustments.

NET INCOME (LOSS). The net income for fiscal 2018 was $11,479, or $0.49 per share, compared to net loss in fiscal year 2017 of $(697), or $(0.04) per share.

Results of Operations
Year Ended October 31, 2017 Compared to Year Ended October 31, 2016

REVENUES. Revenues for fiscal 2017 were $1,041,986, a decrease of $23,848 from fiscal 2016 of $1,065,834, or 2.2%. Adjusting for the change in the contractual relationship of certain customer sales from owned steel to consigned steel of $10,533, $9,756 due to the elimination of production by FCA of its Chrysler 200 and Dodge Dart small vehicle product lines in the fall of

2016 and an unfavorable currency impact of $1,266, automotive production sales decreased $13,697, weighted heavily by the 2.4% reduction in North American automotive production. Commercial vehicle and industrial market sales recovered $10,694 from prior year market declines. Additionally, there was an improvement of $710 of other sales.

GROSS PROFIT. Gross profit for fiscal 2017 was $115,355 compared to gross profit of $96,336 in fiscal 2016, an increase of $19,019, or 19.7%. Gross profit as a percentage of sales was 11.1% for fiscal 2017 and 9.0% fiscal 2016, an improvement of 210 basis points. The improvement in gross profit included changes in customer and product mix which favorably impacted direct material costs by $33,772, an increase in scrap recovery of $6,451, a decrease in labor and benefits of $6,747 and a decrease in repairs and maintenance and indirect manufacturing supplies of $3,348 offset by an increase in deprecation and overhead expenses of $8,513 from recent investments in capital equipment and processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Selling, general and administrative expenses of $83,070 for fiscal 2017 were $9,669 more than selling, general and administrative expenses of $73,401 for the prior year. As a percentage of sales, these expenses were 8.0% of sales for fiscal 2017 and 6.9% for fiscal 2016. The increase reflects our continued investments in human capital of $8,408 and expenses related to investments in infrastructure costs of $1,130 and other expenses of $187.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $2,259 for fiscal 2017 was similar to amortization of intangible assets expense of $2,258 for the prior year.

ASSET IMPAIRMENT, NET. Asset impairment charges of $241 were recorded during fiscal 2017 which related to idled equipment. Asset impairments of $2,031 were recorded during fiscal 2016 of which $1,282 related to assets held for sale, $476 related to a specific piece of idled equipment and $273 related to the sale of a building.

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

OTHER EXPENSE, NET. Other expense, net was $3,501 for fiscal 2017, compared to other expense, net of $2,066 for fiscal 2016, an increase of $1,435. Other expense, net reflects unfavorable impact from an other-than-temporary-impairment of marketable securities and other non-operating expenses of $796 offset by a favorable impact from currency transaction gains of $479 realized by our Asian, European and Mexican subsidiaries.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in fiscal 2017 was a tax expense of $7,120 on income before taxes of $6,423 for an effective tax rate of 110.9% . In fiscal year 2016, the provision for income taxes was a tax benefit of $5,152 on a loss before taxes of $1,483 for an effective tax rate of 347.4%. The effective tax rate for the fiscal years ended October 31, 2017 and 2016 varies from statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets and tax return to provision adjustments.

NET INCOME (LOSS). Net loss for fiscal 2017 was $(697), or $0.04 per share, diluted compared to net income in fiscal year 2016 of $3,669, or $0.21 per share, diluted.

Liquidity and Capital Resources

General:
Our ability to obtain adequate cash to fund our needs depends generally on our results of our operations and the availability of financing. We believe that cash on hand, cash flow from operations and available borrowings under our Credit Agreement will be sufficient to fund capital expenditures and meet our operating obligations for the next twelve months. As of October 31, 2018, we had available borrowings of $101,044, which are subject to compliance with financial covenants, and cash of $16,843, with

$16,107 in foreign subsidiaries. In the longer term, we believe that expected operations will provide adequate long-term cash flows. However, there can be no assurance that it will meet such expectations. For additional information, refer to the Company's Risk Factors described in Item 1A, included in Part 1 of this report.

Cash Flows and Working Capital:

At October 31, 2018, total debt was $246,678 and total equity was $199,522, resulting in a capitalization rate of 55.3% debt, 44.7% equity. Current assets were $332,977 and current liabilities were $243,632, resulting in positive working capital of $89,345.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

				Year Ended	Year Ended
	Years Ended October 31,			2018 vs. 2017	2017 vs. 2016
	2018	2017	2016	change	change
Net cash provided by operating activities	$53,226	$76,315	$69,361	$(23,089)	$6,954
Net cash used in investing activities	$(109,057)	$(39,620)	$(28,316)	$(69,437)	$(11,304)
Net cash (used for) provided by financing activities	$63,700	$(37,523)	$(43,546)	$101,223	$6,023

Net Cash Provided by Operating Activities:

	Years Ended October 31,
	2018	2017	2016
Operational cash flow before changes in operating assets and liabilities	$52,092	$56,884	$44,163

Changes in operating assets and liabilities:
Accounts receivable, net	(1,426)	(2,919)	10,975
Inventories, net	412	(888)	(2,408)
Prepaids and other assets	1,733	5,375	14,476
Payables and other liabilities	(1,462)	16,715	(1,843)
Prepaid and accrued income taxes	1,877	1,148	3,998
Total change in operating assets and liabilities	$1,134	$19,431	$25,198

Net cash provided by operating activities	$53,226	$76,315	$69,361

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash inflows from changes in operating assets and liabilities was $1,134 and $19,431 for the fiscal years ended October 31, 2018 and 2017, respectively, and was negatively impacted by higher costs associated with new product launches. Cash outflows from changes in operating assets and liabilities was $25,198 for the fiscal year ended October 31, 2016 and was positively impacted by increased sales, acquisition integration and new product launches.

•
Cash outflows from changes in accounts receivable for the fiscal year ended October 31, 2018 was $1,426 compared to outflows of $2,919 for the fiscal year ended October 31, 2017. Cash inflows from changes in accounts receivable for the fiscal year ended October 31, 2016 was $10,975, primarily driven by sales increases.

•
Cash inflows from changes in inventory for the fiscal year ended October 31, 2018 was $412 and cash outflows from changes in inventory was $888 for the fiscal year ended October 31, 2017. Cash provided was primarily driven by a change in customer mix and delivery. Cash outflows for the fiscal year ended October 31, 2016 was $2,408, and was also driven by a change in customer mix and delivery and acquisition integration.

•
Cash inflows from changes in prepaids and other assets for the fiscal year ended October 31, 2018 and 2017 were $1,733 and $5,375, respectively, as a result of an improvement in the process of invoicing of customer reimbursed tooling. Cash inflows from changes in prepaids and other assets for the fiscal year ended October 31, 2016 was $14,476.

•
Cash outflows from changes in payables and other liabilities for the fiscal year ended October 31, 2018 was $1,462 resulting from the timing of payments related to capital expenditures and customer funded tooling. Cash inflows from changes in payables and other for the fiscal year ended October 31, 2017 was $16,715 as a result of favorable raw material pricing. Cash outflows from changes in payables and other for the fiscal year ended October 31, 2016 was $1,843, as a result of unfavorable raw material pricing.

•
Cash inflows from changes in prepaid and accrued income taxes for the fiscal year ended October 31, 2018 was $1,877 and cash inflows for the fiscal year ended October 31, 2017 was $1,148. These were primarily driven by federal income tax refunds. Cash inflows of $3,998 for the fiscal year ended October 31, 2016 was primarily due to tax refunds.

Net Cash Used For Investing Activities:

Net cash used for investing activities in fiscal years 2018, 2017 and 2016 was $109,057, $39,620 and $28,316, respectively, and consisted primarily of $62,514 for acquisitions in 2018 and cash used for capital expenditures during fiscal years 2018, 2017 and 2016 of $50,135, $48,395 and $28,324, respectively. The expenditures are attributed to projects for new awards and product launches. For fiscal years 2018, 2017 and 2016, proceeds from the sales of assets generated $3,592, $7,605 and $1,508, respectively. The total proceeds from the sale of assets during fiscal 2017 relates to the sale of unique equipment related to lower margin parts we have sunset.

Net Cash Provided By Financing Activities:

Net cash provided by financing activities in fiscal year 2018 was $63,700 and was used primarily for acquisitions. Net cash used in fiscal year 2017 was $37,523. For fiscal 2017, financing activities included $40,227 of net proceeds from the public offering in July 2017, offset by $77,750 for funding working capital and debt payments. Net cash provided by financing activities was $43,546 during 2016. As of October 31, 2018, the Company's long-term indebtedness was $245,351.

We continue to closely monitor the business conditions affecting the automotive industry and closely monitor our working capital position to ensure adequate funds for operations. In addition, we anticipate that funds from operations will be adequate to meet the obligations and covenants under the Credit Agreement, as well as scheduled payments for the equipment security note, capital leases and repayment of other debt totaling $3,378 over the next five years.

Revolving Credit Facility:

On October 31, 2017, we executed the Eighth Amendment to our Credit Agreement (the "Amendment") which among other things: provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability, increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

On July 31, 2017, we executed the Seventh Amendment which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Seventh Amendment also enhances our ability to take advantage of customer supply chain finance programs.

On October 28, 2016, the Company executed the Sixth Amendment which increases the permitted consolidated leverage ratio for periods beginning after July 31, 2016, increases the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017, modifies various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions and makes other ministerial updates.

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

Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The current Credit Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 3.0% and on base rate loans of 0.5% to 2.0%, depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding the Company’s outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The Company was in compliance with the financial covenants as of October 31, 2018 and October 31, 2017.

After considering letters of credit of $5,656 that the Company has issued, unused commitments under the Credit Agreement were $101,044 at October 31, 2018.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and its domestic subsidiaries and 65% of the stock of foreign subsidiaries.
Other Debt:

On August 1, 2018, the Company entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2019. As of October 31, 2018, $738 of principal remained outstanding under this agreement and was classified as current debt in our consolidated balance sheets.

We maintain capital leases for equipment used in its manufacturing facilities with lease terms expiring between 2018 and 2021. As of October 31, 2018, the present value of minimum lease payments under its capital leases amounted to $2,640.

Our contractual obligations as of October 31, 2018 are summarized below:

Maturities of Debt Obligations:	Credit Agreement	Capital Lease Obligations	Other Debt	Operating Leases	Total
Less than 1 year	$—	$589	$738	$13,158	$14,485
1-3 years	—	2,051	—	20,186	22,237
3-5 years	243,300	—	—	8,490	251,790
After 5 years	—	—	—	12,307	12,307
Total	$243,300	$2,640	$738	$54,141	$300,819

Critical Accounting Estimates
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

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary.

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At October 31, 2018, the Company has recorded a liability for its best estimate of the more-likely-than-not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Tax Cuts and Jobs Act ("TCJA") that was signed into law in December 2017 constitutes a major change to the U.S. tax system. The estimated impact of the law is based on management’s current interpretations of the Act and related assumptions. Our final tax liability may be materially different from current estimates based on regulatory developments and our further analysis of the impacts of the Act. In future periods, our effective tax rate could be subject to additional uncertainty as a result of regulatory developments related to Act.

Refer to Note 16, "Income Taxes," to the Consolidated Financial Statements in Item 8 of this report for more information regarding income taxes.

Intangible Assets. Intangible assets with finite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with finite lives on a straight-line basis over periods ranging from three months to 15 years. See Note 7 to the consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

Finite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate their related carrying value may not be fully recordable.

Goodwill. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill relates to and is assigned directly to specific reporting units. Goodwill is not amortized but is subject to impairment assessment. In accordance with ASC 350, "Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Our annual impairment assessment is performed as of September 30. Such assessment can be done on a qualitative or quantitative basis. When conducting a qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. A quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or we elect not to perform a qualitative assessment of a reporting unit. We consider the extent to which each of the events and circumstances identified affect the comparison of the reporting unit's fair value or the carrying amount. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, product brand level specific events and cost factors. We place more weight on the events and circumstances that may affect our determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

These factors are all considered by management in reaching its conclusion about whether to perform a quantitative goodwill impairment assessment.

We perform a quantitative goodwill impairment assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.

Share-based Payments. We record compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. We use the simplified method to calculate the expected term of the stock options outstanding at five to six years and have utilized historical weighted average volatility. We determine the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model. The expected term for the restricted stock award is between three months and four years. In addition, we do not estimate a forfeiture rate at the time of grant, instead, we elected to recognize share-based compensation expense when actual forfeitures occur.

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

New restricted stock and restricted stock units grants are valued at the closing market price on the date of grant.

U.S. Pension and Other Post-retirement Costs and Liabilities. We have recorded pension and other post-retirement benefit liabilities that are developed from actuarial valuations for our U.S. operations. The pension plans were frozen in November of 2006 and therefore contributions by participants are not allowed. The determination of our pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. We determine these assumptions in consultation with, and after input from our actuaries.

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For our U.S. operations, we use the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. At October 31, 2018, the resulting discount rate from the use of the Principal Curve was 4.35%, an increase of 0.70% that contributed to a decrease of the benefit obligation of $5,627. A change of 25 basis points in the discount rate at October 31, 2018 would increase expense on an annual basis by $6 or decrease expense on an annual basis by $9.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease expense by $159.

Our investment policy for assets of the plans is to maintain an allocation generally of 30% to 70% in equity securities, 30% to 70% in debt securities and 0% to 10% in real estate. Equity security investments are structured to achieve an equal balance between growth and value stocks. We determine the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. Our investment advisors and actuaries review this computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

For the year ended October 31, 2018, the actual return on pension plans’ assets for all of our plans was 0.7%, which is lower than the expected rate of return on plan assets of 6.50% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management. Based on plan performance and funding status, we had one contribution for fiscal 2018 required in the third quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recent Accounting Pronouncements

This information can be found in Note 1 "Summary of Significant Accounting Policies" in our notes to the consolidated financial statements of Shiloh Industries, Inc., included in Item 8 of this Report.
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

FORWARD-LOOKING STATEMENTS
Certain statements made by Shiloh set forth in this Annual Report on Form 10-K regarding our operating performance, events or developments that we believe will or expect to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in our expectations of future operating results are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.
The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements.
Listed below are some of the factors that could potentially cause actual results to differ materially from expected future results.

•	our ability to accomplish our strategic objectives

•	our ability to obtain future sales

•	changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities

•	costs related to legal and administrative matters

•	our ability to realize cost savings expected to offset price concessions

•	our ability to successfully integrate acquired businesses, including businesses located outside of the United States

•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products

•	inefficiencies related to production and product launches that are greater than anticipated

•	changes in technology and technological risks

•	work stoppages and strikes at our facilities and that of our customers or suppliers

•	our dependence on the automotive and heavy truck industries, which are highly cyclical

•	the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions affecting car and light truck production

•	regulations and policies regarding international trade

•	financial and business downturns of our customers or vendors, including any production cutbacks or bankruptcies

•	increases in the price of, or limitations on the availability of aluminum, magnesium or steel, our primary raw materials, or decreases in the price of scrap steel

•	the successful launch and consumer acceptance of new vehicles for which we supply parts

•	the impact on financial statements of any known or unknown accounting errors or irregularities; and the magnitude of any adjustments in restated financial statements of our operating results

•
the occurrence of any event or condition that may be deemed a material adverse effect under our outstanding indebtedness or a decrease in customer demand which could cause a covenant default under our outstanding indebtedness

•
changes to tariffs or trade agreements, or the imposition of new tariffs or trade restrictions imposed on steel or aluminum materials which we use, including changes related to tariffs on automotive imports

•	pension plan funding requirements

•	other factors besides those listed here could also materially affect our business
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

Commodity Pricing Risk

Steel is the primary raw material used by the Company and a majority of the purchased steel is acquired through various OEM steel buying programs. Buying through the customer steel buying programs mitigates the impact of price fluctuations associated with the procurement of steel. The remainder of our steel purchasing requirements is met through contracts with various steel suppliers. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the "net steel impact" as the combination of the change in steel prices that are reflected in the price of products, the change in the cost to procure steel from the steel sources and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. Although we strive to achieve a neutral net steel impact, we may not always be successful in achieving that goal, in part due to timing difference. The timing of a change in the price of steel may occur in different periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on our product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on its product pricing, our steel costs and the results of our offal recovery. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. In fiscal 2018, volume and scrap metal market pricing contributed to an improvement in our offal recovery.

Interest Rate Risk

At October 31, 2018, we had total debt, excluding capital leases, of $244,038, consisting of a revolving line of credit of floating rate debt of $243,300 (99.7%) and fixed rate debt of $738 (0.3%). Assuming no changes in the monthly average revolver debt levels of $261,465 for the year ended October 31, 2018, we estimate that a hypothetical unfavorable change of 100 basis points in the LIBOR and base rate would impact interest expense by $2,433 in additional expense.
During 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of our Credit Agreement to manage interest rate exposure on our floating rate LIBOR based debt. The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016. We recognized $772 of interest expense related to the interest rate swap for the year ended October 31, 2018.

The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Derivatives
	Balance Sheet	October 31,	October 31,
	Location	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other assets (Other liabilities)	$135	$(2,088)
The following table discloses the effect of the Company's derivative instrument on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the fiscal year ended October 31, 2018:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,423	Interest expense	$772

The following table discloses the effect of the Company's derivative instrument on the consolidated statement of operations and consolidated statement of comprehensive (income) loss for the year ended October 31, 2017:

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
We derived 73% of our sales in the United States and 27% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, we generally maintain natural hedges within our non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.
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

Inflation
Although we have not experienced a material inflationary impact, the potential for a rise in inflationary pressures could impact certain commodities, such as steel, aluminum and magnesium. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, they may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of its supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by its suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of October 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated December 20, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2007.

Southfield, Michigan
December 20, 2018

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2018	2017
ASSETS:
Cash and cash equivalents	$16,843	$8,736
Accounts receivable, net	209,733	188,664
Related party accounts receivable	996	759
Prepaid income taxes	1,391	338
Inventories, net	71,412	61,812
Prepaid expenses	10,478	11,940
Other current assets	22,124	22,272
Total current assets	332,977	294,521
Property, plant and equipment, net	316,176	266,891
Goodwill	27,376	27,859
Intangible assets, net	14,939	15,025
Deferred income taxes	5,665	6,338
Other assets	12,542	7,949
Total assets	$709,675	$618,583
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$1,327	$2,027
Accounts payable	177,400	166,059
Other accrued expenses	63,031	46,171
Accrued income taxes	1,874	1,628
Total current liabilities	243,632	215,885
Long-term debt	245,351	181,065
Long-term benefit liabilities	15,553	21,106
Deferred income taxes	2,894	9,166
Other liabilities	2,723	3,040
Total liabilities	510,153	430,262
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2018 and October 31, 2017, respectively	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,417,107 and 23,121,957 shares issued and outstanding at October 31, 2018 and October 31, 2017, respectively	234	231
Paid-in capital	114,405	112,351
Retained earnings	135,813	117,976
Accumulated other comprehensive loss, net	(50,930)	(42,237)
Total stockholders’ equity	199,522	188,321
Total liabilities and stockholders’ equity	$709,675	$618,583

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended October 31,
	2018	2017	2016
Net revenues	$1,139,944	$1,041,986	$1,065,834
Cost of sales (1)	1,023,849	926,631	969,498
Gross profit	116,095	115,355	96,336
Selling, general & administrative expenses (1)	88,604	83,070	73,401
Amortization of intangible assets	2,372	2,259	2,258
Asset impairment, net	—	241	2,031
Restructuring	6,613	4,777	—
Operating income	18,506	25,008	18,646
Interest expense	11,343	15,088	18,086
Interest income	(10)	(4)	(23)
Other expense, net (1)	913	3,501	2,066
Income (loss) before income taxes	6,260	6,423	(1,483)
Provision (benefit) for income taxes	(5,219)	7,120	(5,152)
Net income (loss)	$11,479	$(697)	$3,669
Income (loss) per share:
Basic earnings (loss) per share	$0.49	$(0.04)	$0.21
Basic weighted average number of common shares	23,229	19,233	17,513
Diluted earnings (loss) per share	$0.49	$(0.04)	$0.21
Diluted weighted average number of common shares	23,369	19,233	17,526

(1) Fiscal years 2017 and 2016 reflect the reclassification of non-service cost components of net benefit costs to outside of operating income as a result of ASU 2017-07 adoption, effective November 1, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Years Ended October 31,
	2018	2017	2016
Net income (loss)	$11,479	$(697)	$3,669
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	1,318	1,480	1,251
Actuarial net gain (loss)	7,861	604	(5,081)
Asset net gain (loss)	(2,889)	5,729	(3,006)
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	(6,138)	—	—
Income tax benefit (provision)	(1,442)	(3,001)	2,986
Total defined benefit pension plans & other post retirement benefits, net of tax	(1,290)	4,812	(3,850)
Marketable securities
Unrealized gain (loss) on marketable securities	(173)	45	(183)
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	(7)	—	—
Income tax benefit (provision)	10	(250)	58
Reclassification of other-than-temporary impairment losses on marketable securities included in net income (loss)	154	669	—
Total marketable securities, net of tax	(16)	464	(125)
Derivatives and hedging
Unrealized gain on interest rate swap agreements	1,452	1,543	(1,577)
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	(213)	—	—
Income tax benefit (provision)	(588)	(1,151)	111
Reclassification adjustments for settlement of derivatives included in net income	772	1,401	1,530
Change in fair value of derivative instruments, net of tax	1,423	1,793	64
Foreign currency translation adjustments
Foreign currency translation gain (loss)	(7,879)	7,156	(3,032)
Income tax provision	(931)	—	—
Reclassification for settlement of foreign currency included in net income (loss)	—	—	530
Unrealized gain (loss) on foreign currency translation	(8,810)	7,156	(2,502)
Comprehensive income (loss), net	$2,786	$13,528	$(2,744)

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,479	$(697)	$3,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,728	41,648	37,645
Amortization of deferred financing costs	1,244	3,115	2,505
Asset impairment, net	—	241	2,031
Restructuring	280	4,420	—
Deferred income taxes	(9,770)	4,174	(2,704)
Stock-based compensation expense	1,984	1,698	1,072
(Gain) loss on sale of assets	993	1,590	(55)
Other than temporary impairment on marketable securities	154	695	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,426)	(2,919)	10,975
Inventories, net	412	(888)	(2,408)
Prepaids and other assets	1,733	5,375	14,476
Payables and other liabilities	(1,462)	16,715	(1,843)
Prepaid and accrued income taxes	1,877	1,148	3,998
Net cash provided by operating activities	53,226	76,315	69,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,135)	(48,395)	(28,324)
Sale of (investment in) joint venture	—	1,170	(1,500)
Acquisitions, net of cash required	(62,514)	—	—
Proceeds from sale of assets	3,592	7,605	1,508
Net cash used in investing activities	(109,057)	(39,620)	(28,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(886)	(879)	(860)
Proceeds from long-term borrowings	266,900	221,600	145,400
Repayments of long-term borrowings	(202,282)	(296,770)	(186,301)
Payment of deferred financing costs	(105)	(1,779)	(1,785)
Proceeds from exercise of stock options	73	78	—
Proceeds from the issuance of common stock	—	40,227	—
Net cash provided by (used in) financing activities	63,700	(37,523)	(43,546)
Effect of foreign currency exchange rate fluctuations on cash	238	868	(1,903)
Net increase (decrease) in cash and cash equivalents	8,107	40	(4,404)
Cash and cash equivalents at beginning of period	8,736	8,696	13,100
Cash and cash equivalents at end of period	$16,843	$8,736	$8,696

Supplemental Cash Flow Information:
Cash paid for interest	$10,594	$12,432	$15,801
Cash paid for (refund of) income taxes	$3,423	$1,780	$(5,855)

Non-cash Activities:
Capital equipment included in accounts payable	$4,049	$4,239	$5,604

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2015	$173	$69,334	$115,004	$(50,049)	$134,462
Net income	—	—	3,669	—	3,669
Other comprehensive loss, net of tax	—	—	—	(6,413)	(6,413)
Restricted stock and exercise of stock options	3	(3)	—	—	—
Stock-based compensation cost	—	1,072	—	—	1,072
October 31, 2016	$176	$70,403	$118,673	$(56,462)	$132,790
Net loss	—	—	(697)	—	(697)
Other comprehensive income, net of tax	—	—	—	14,225	14,225
Restricted stock and exercise of stock options	3	75	—	—	78
Issuance of common stock	52	40,175	—	—	40,227
Stock-based compensation cost	—	1,698	—	—	1,698
October 31, 2017	$231	$112,351	$117,976	$(42,237)	$188,321
Net income	—	—	11,479	—	11,479
Other comprehensive income, net of tax	—	—	—	(2,335)	(2,335)
Reclassification of stranded tax effects (1)	—	—	6,358	(6,358)	—
Restricted stock and exercise of stock options	3	70	—	—	73
Stock-based compensation cost	—	1,984	—	—	1,984
October 31, 2018	$234	$114,405	$135,813	$(50,930)	$199,522

(1) The adoption of ASU 2018-02 required reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects in accumulated other comprehensive loss results from the Tax Cuts and Jobs Act of 2017. Refer to Note 1 Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Summary of Significant Accounting Policies

    General: We are a global innovative solutions provider focusing on lightweighting technologies that provide environmental and safety benefits to the mobility market. Our multi-component, multi-material solutions are comprised of a variety of alloys in aluminum, magnesium and steel grades, along with its proprietary line of noise and vibration reducing ShilohCore® acoustic laminate products. The strategic BlankLight®, CastLight® and StampLight® brands combine to maximize lightweighting solutions without compromising safety or performance. Shiloh delivers these solutions in body structure, chassis and propulsion systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEMs in the automotive and commercial vehicle markets.
The Company has thirty-five wholly-owned subsidiaries at locations in Asia, Europe and North America for the fiscal year ended October 31, 2018.
MTD Holdings Inc. (the parent of MTD Products Inc.) and affiliates owned 34% of the Company's outstanding shares of common stock as of October 31, 2018, making MTD Holdings Inc. and MTD Products Inc. related parties of the Company.
    Principles of Consolidation: The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries. Intercompany transactions have been eliminated.
    Revenue Recognition: We recognize revenue from the sales of products when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectability of revenue is reasonably assured. We record revenues upon shipment of product to customers and transfer of title under standard commercial terms. Price adjustments, including those arising from resolution of quality issues, price and quantity discrepancies, surcharges for fuel and/or steel and other commercial issues, are recognized in the period when management believes that such amounts become probable, based on management’s estimates. We enter into contracts with customers in the development of molds, dies and tools (collectively, "tooling") to be sold to such customers. We record tooling activities in cost of sales at the time of completion and final billing to the customer. Billings are recorded as progress billings (a reduction of the associated tooling costs) until the appropriate revenue recognition criteria have been met. The tooling contracts are separate arrangements between Shiloh and our customers and are recorded on a net basis in accordance with current applicable revenue recognition accounting literature.
Shipping and Handling Activities: Shipping and handling costs associated with outbound freight after parts have transferred to a customer, are accounted for as a fulfillment cost and are included in cost of sales.

Inventories: Inventories are valued at the lower of cost and net realizable value, using the first-in first-out ("FIFO") method.

Pre-production and Development Costs: We enter into contractual agreements with certain customers for tooling. All such tooling contracts relate to parts that we will supply to customers under supply agreements. Tooling costs are capitalized in other current assets as tooling contracts are separate from standard production contracts. At October 31, 2018 and October 31, 2017, tooling costs of $5,510 and $13,629, respectively, were included in other current assets.

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

Income Taxes: We utilize the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. We assess both positive and negative evidence

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carryback years if carryback is permitted under the tax law. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. We recognize liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, additional taxes will be required. We report interest and penalties related to uncertain income tax positions as income taxes. Tax provision or benefits from other comprehensive income activities reflect the statutory rate of such activities.

Business Combinations: We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration on the acquisition date at fair value. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Intangible Assets: Intangible assets with definitive lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to fifteen years. See Note 7 to the consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

An impairment analysis of definite-lived intangible assets is performed when indicators of potential impairment exists.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill relates to and is assigned directly to specific reporting units. Goodwill is not amortized but is subject to impairment assessment. In accordance with ASC 350, "Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Our annual impairment assessment is performed as of September 30. Such assessment can be done on a qualitative or quantitative basis. When conducting a qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. A quantitative assessment is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or we elect not to perform a qualitative assessment of a reporting unit. We consider the extent to which each of the events and circumstances identified affect the comparison of the reporting unit's fair value or the carrying amount. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, product brand level specific events and cost factors. We place more weight on the events and circumstances that may affect the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform a quantitative goodwill impairment assessment.

We perform a quantitative annual goodwill impairment assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.
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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

New restricted stock and restricted stock unit grants are valued at the closing market price on the date of grant. In addition, we do not estimate a forfeiture rate at the time of grant, instead, we elected to recognize share-based compensation expense when actual forfeitures occur.

Employee Benefit Plans:     We accrue the cost of U.S. defined benefit pension plans, which are frozen, in accordance with Statement of FASB ASC Topic 715 "Compensation - Retirement Benefits." The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. As of October 31, 2018, 96% of our U.S. employees participated in discretionary profit sharing plans administered by us. We also provide postretirement medical benefits to 12 former employees.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.
Cash and Cash Equivalents: Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash in foreign subsidiaries totaled $16,107 and $8,654 at October 31, 2018 and October 31, 2017, respectively.
Concentration of Risk: We sell products to customers primarily in the automotive and commercial vehicle markets. Financial instruments, which potentially subject us to concentration of credit risk, are primarily accounts receivable. We perform on-going credit evaluations of our customers' financial condition. The allowance for doubtful accounts is based on the expected collectability of all accounts receivable. Losses have historically been within management's expectations. We do not have financial instruments with off-balance sheet risk. Refer to Note 18 Business Segment Information for discussion of concentration of revenues.

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

Derivative Financial Instruments: We use interest rate swaps to manage volatility of underlying exposures. We use cross-currency interest rate swap instruments to serve as a hedge of net investment in foreign operations. We recognize all of our derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged item affects earnings. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Our objective for holding derivatives is to minimize risk using the most effective and cost-efficient methods available.

Foreign Currency Translation: Our functional currency is the U.S. dollar as a substantial part of our operations are based in the U.S. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the consolidated statements of operations. Non-functional currency denominated intercompany balances which are long-term in nature are recognized in accumulated other comprehensive loss.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guarantees: We have certain indemnification clauses within our Credit Agreement (as defined above) and certain lease agreements that are considered to be guarantees within the scope of ASC 460, "Guarantees." We do not consider these guarantees to be probable, and we cannot estimate their maximum exposure. Additionally, our exposure to warranty-related obligations is not material.
Accounting Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based upon current available information. Actual results could differ from those estimates.

Prior Year Reclassifications:

In the first quarter of fiscal 2018, we early adopted the provisions of Accounting Standards Update ("ASU") 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The reclassification of certain prior year amounts as a result of early adoption of ASU 2017-07 is detailed below in Recently Adopted Accounting Standards.

A prior year interest rate swap agreement amount of $2,088 as reported on the Consolidated Balance Sheet at October 31, 2017 is now presented with Other liabilities as we entered into other derivatives and hedging instruments as discussed in Note 12 - Derivatives and Financial Instruments of the Notes to the Consolidated Financial Statements.

Prepaid expenses and other current assets were presented within one caption on the Consolidated Balance Sheet at October 31, 2017 and are now presented separately.

In the third quarter of fiscal 2018 , we combined our investments in marketable securities with other current assets as the amounts are immaterial. The prior year investments in marketable securities amount of $194 as reported on the Consolidated Balance Sheet at October 31, 2017 is now presented with Other current assets.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2018-09 Codification Improvements
These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10) and Fair Value Measurement – Overall (Topic 820-10).
The majority of the amendments will be effective November 1, 2019
We are currently evaluating and assessing the impact this guidance will have on the Company's consolidated statements or financial statement disclosures. While the Company has not yet completed its evaluation of the effects of adoption, the Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

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
November 1, 2018.
We will be adopting the new revenue standards in the first quarter of 2019 utilizing the modified retrospective transition method. To assess the impact of the new standard, the Company analyzed the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard and to identify potential differences of the new standard's requirements. The Company does not expect the adoption of the new revenue standard to have a material impact on its consolidated financial statements.

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
		May 1, 2018.	Please refer to Note 11 of the consolidated financial statements for additional detail on this adoption.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
November 1, 2017.
The early adoption of this standard did not have a material impact on the Company's consolidated financial statements. Refer to Note 12 of the consolidated financial statements for additional detail on this adoption.

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
November 1, 2017.
Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's consolidated statements of operations. As a result of the early adoption of ASU 2017-07, we reclassified $1,222 and $72 from cost of sales and selling, general and administrative expenses to other expense, net on the consolidated statements of operations for the fiscal year ended October 31, 2017 and $160 and $16 from cost of sales and selling, general and administrative expenses to other expense, net on the consolidated statements of operations for the fiscal year ended October 31, 2016.

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
		November 1, 2017.	The adoption of this framework did not have a significant impact on the Company's consolidated statement of financial position or financial statement disclosures.
ASU 2015-11 Inventory	This amendment simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The amendment should be applied on a prospective basis.	November 1, 2017.	The adoption of these provisions did not have a significant impact on the Company's consolidated statement of financial position or financial statement disclosures.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 2—Acquisitions

On March 1, 2018, a subsidiary of the Company acquired all of the issued and outstanding capital of Brabant Alucast Italy Site Verres S.r.l., a limited liability company organized under the laws of Italy, and Brabant Alucast The Netherlands Site Oss B.V., a limited liability company organized under the laws of the Netherlands (collectively "Brabant"). The acquisitions were accounted for as business combinations under the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. The acquisitions complement Shiloh’s global footprint with the expansion of aluminum and magnesium casting capabilities, while providing capacity for growth.

The aggregate fair value of consideration transferred was $65,273 ($62,514 net of cash acquired), on the date of the acquisitions. Brabant acquisitions have been accounted for using the acquisition method in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates. The final purchase price allocation was as follows:

	Preliminary Valuation	Period Adjustment	Revised Valuation
Cash and cash equivalents	2,792	(33)	2,759
Accounts receivable	22,719	56	22,775
Inventory	10,603	273	10,876
Other assets, net	2,026	1,388	3,414
Property, plant and equipment	54,034	(834)	53,200
Goodwill	408	(408)	—
Intangible assets	2,328	—	2,328
Accounts payable and accrued expenses	(29,637)	430	(29,207)
Deferred income taxes	—	(872)	(872)
Net assets acquired	65,273	—	65,273

The $2,328 of acquired intangible assets was assigned to developed technology that have a useful life of 13 years. The fair value assigned to identifiable intangible assets acquired have been determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The Company utilized a third party to assist in assigning a fair value to acquired intangible assets. The total amount of identifiable intangible assets will not be deductible for tax purposes under current Italian or Netherlands tax law. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal 2018 with a seven year useful life. The amortization of this asset is included in amortization of intangible assets and the balance is included within other assets.

Supplemental pro forma disclosures are not included as the amounts are deemed immaterial.

Note 3—Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $676 and $1,271 at October 31, 2018 and 2017, respectively. We recognized bad debt expense of $32 and $493 during fiscal 2018 and 2017, respectively, in the consolidated statements of operations.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts in light of the market conditions in the automotive and commercial vehicle markets.
As a part of our working capital management, the Company has entered into factoring agreements with third party financial institutions ("institutions") for the sale of certain accounts receivable with recourse. The activity under these agreements is accounted for as sales of accounts receivable under ASC Topic 860 "Transfers and Servicing." These agreements relate exclusively to the accounts receivable of certain Italian and Swedish customers. The amounts sold vary each month based on the amount of underlying receivables and cash flow requirements of the Company. In addition, the agreements address events and conditions which may obligate us to immediately repay the institutions the outstanding purchase price of the receivables sold.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The total amount of accounts receivable factored was $13,545 and $7,567 as of October 31, 2018 and 2017, respectively. As these sales of accounts receivable are with recourse, $11,742 and $8,072 were recorded in accounts payable as of October 31, 2018 and 2017, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables and the date the customer’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Note 4 —Related Party Receivables
Sales to MTD Products Inc. and its affiliates were $5,374, $5,129 and $5,730 for fiscal years 2018, 2017 and 2016, respectively. At October 31, 2018 and 2017, we had receivable balances of $996 and $759, respectively, due from MTD Products Inc. and its affiliates.

Note 5—Inventories, Net
Inventories, net consists of the following:

	October 31,
	2018	2017
Raw materials	$28,457	$25,315
Work-in-process	24,435	19,960
Finished goods	21,637	22,072
Reserves	$(3,117)	$(5,535)
Total inventories, net	$71,412	$61,812

Note 6—Property, Plant and Equipment, Net
    Property, plant and equipment, net consists of the following:

	October 31,
	2018	2017
Land and improvements	$13,954	$11,416
Buildings and improvements	124,076	124,406
Machinery and equipment	493,522	504,785
Furniture and fixtures	22,556	22,209
Construction in progress	41,964	40,356
Total, at cost	696,072	703,172
Less: Accumulated depreciation	379,896	436,281
Property, plant and equipment, net	$316,176	$266,891
Depreciation expense was $43,356, $39,389 and $35,387 in fiscal 2018, 2017 and 2016, respectively.
    During the years ended October 31, 2018, 2017 and 2016 interest capitalized as part of property, plant and equipment was $648, $704 and $636, respectively. We had unpaid capital expenditures included in accounts payable of $4,049, $4,239 and $5,604 at October 31, 2018, 2017 and 2016, respectively, and consequently such amounts are excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2018 and 2017.
During the fourth quarter of 2018, $6,300 of assets held for sale was reclassed to property, plant and equipment, net, as the equipment is no longer being actively marketed for sale.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Capital Leases:

	October 31,
	2018	2017
Leased Property:
Machinery and equipment	$6,701	$7,099
Less: Accumulated depreciation	$3,073	$2,420
Leased property, net	$3,628	$4,679

Future minimum rental payments to be made under capital leases at October 31, 2018 are as follows:

Twelve Months Ending October 31,
2019	$589
2020	2,051
2021	—
2022	—
2023	—
2,640
Plus amount representing interest ranging from 3.05% to 3.77%	219
Total obligations under capital leases	$2,859

Note 7—Goodwill and Intangible Assets, Net

Goodwill:
In accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other," goodwill must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. We conduct our review for goodwill impairment on September 30 of each year. Goodwill impairment testing is performed at the reporting unit level. The fair value is compared to the carrying value including goodwill. If the carrying value exceeds the fair value, then goodwill impairment exists. We performed a quantitative assessment at the reporting unit level in 2018 and 2017 and concluded that there was no impairment of goodwill in either year.
The changes in the carrying amount of goodwill are as follows:

Balance October 31, 2016	$27,490
Foreign currency translation	369
Balance October 31, 2017	27,859
Foreign currency translation	(483)
Balance October 31, 2018	$27,376

Intangible Assets:

The changes in the carrying amount of finite-lived intangible assets for the years ended October 31, 2018 and 2017 are as follows:

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2016	$12,975	$2,768	$47	$1,377	$112	$17,279
Amortization expense	(1,332)	(771)	(16)	(123)	(17)	(2,259)
Foreign currency translation	5	—	—	—	—	5
Balance October 31, 2017	11,648	1,997	31	1,254	95	15,025
Acquisitions	—	2,328	—	—	—	2,328
Amortization expense	(1,332)	(751)	(16)	(123)	(17)	(2,239)
Foreign currency translation	(5)	(170)	—	—	—	(175)
Balance October 31, 2018	$10,311	$3,404	$15	$1,131	$78	$14,939

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	October 31, 2018
	Weighted Average Remaining Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	7.9	$17,564	$(7,253)	$10,311
Developed technology	9.8	7,165	(3,761)	3,404
Non-compete	0.9	824	(809)	15
Trade name	9.2	1,875	(744)	1,131
Trademark	4.8	166	(88)	78
Total intangible assets		$27,594	$(12,655)	$14,939

	October 31, 2017
	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	$17,569	$(5,921)	$11,648
Developed technology	5,007	(3,010)	1,997
Non-compete	824	(793)	31
Trade name	1,875	(621)	1,254
Trademark	166	(71)	95
Total intangible assets	$25,441	$(10,416)	$15,025

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total amortization expense for the years ended October 31, 2018, 2017 and 2016 was $2,372, $2,259 and $2,258, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal 2018 with a 7 year useful life. Amortization expense of $133 for this asset is included in amortization for fiscal 2018 of intangible assets and the balance of $1,217 is included within other assets. Amortization expense related to intangible assets and the favorable lease asset for the following fiscal years ending is estimated to be as follows:

2019	$2,079
2020	2,064
2021	2,064
2022	2,064
2023	2,060
Thereafter	5,825
$16,156

Note 8—Financing Arrangements
Debt consists of the following:

	October 31,
	2018	2017
Credit Agreement —interest at 4.59% and 3.88% at October 31, 2018 and October 31, 2017, respectively	$243,300	$178,200
Equipment security note	—	482
Capital lease obligations	2,640	3,760
Insurance broker financing agreement	738	650
Total debt	246,678	183,092
Less: Current debt	1,327	2,027
Total long-term debt	$245,351	$181,065

At October 31, 2018, we had total debt, excluding capital leases, of $244,038, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $243,300, which considers interest rate swap arrangements in Note 12 and fixed rate debt of $738. The weighted average interest rate of all debt was 3.91% and 4.51% for fiscal years 2018 and 2017, respectively.

Revolving Credit Facility:

The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents and the other lender parties thereto.

On October 31, 2017, we executed the Eighth Amendment which among other things: provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability. The amendment increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On July 31, 2017, we executed the Seventh Amendment which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Seventh Amendment also enhances our ability to take advantage of customer supply chain finance programs.

On October 28, 2016, we executed the Sixth Amendment which increases the permitted consolidated leverage ratio for periods beginning after July 31, 2016, increases the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017, modifies various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions and makes other ministerial updates.

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

On April 29, 2015, we executed the Fourth Amendment to the Credit Agreement that maintained the commitment period of September 29, 2019 and allowed for an incremental increase of $25,000 (or if certain ratios are met, $100,000) to the original revolving commitments of $360,000, subject to our pro forma compliance with financial covenants, the administrative agent's approval, and the Company obtaining commitments for such increase.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants as of October 31, 2018 and October 31, 2017.

After considering letters of credit of $5,656 that we have issued, unused commitments under the Credit Agreement were $101,044 at October 31, 2018.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 65% of the stock of foreign subsidiaries.

Other Debt:

On August 1, 2018, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2019. As of October 31, 2018, $738 of principal remained outstanding under this agreement and was classified as current debt in our consolidated balance sheets.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2019 and 2020. As of October 31, 2018, the present value of minimum lease payments under our capital leases was $2,640.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending October 31,	Credit Agreement	Capital Lease Obligations	Other Debt	Total

2019	$—	$589	$738	$1,327
2020	—	2,051	—	2,051
2021	—	—	—	—
2022	243,300	—	—	243,300
2023	—	—	—	—
Total	$243,300	$2,640	$738	$246,678

Note 9—Operating Leases
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
The longest lease term of our current leases extends to May, 2033. Rent expense under operating leases for fiscal years 2018, 2017 and 2016 was $14,243, $11,147 and $9,544, respectively.
Future minimum lease payments under operating leases are as follows at October 31, 2018:

2019	$13,158
2020	11,402
2021	8,784
2022	5,207
2023	3,283
Thereafter	12,307
Total commitments under non-cancelable operating leases	$54,141

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10—Employee Benefit Plans
We maintain pension plans, which are frozen, covering our eligible employees. We also provide an unfunded postretirement health care benefit plan for 12 retirees and their dependents. The measurement date for our employee benefit plans coincides with our fiscal year end.

Obligations and Funded Status of U.S. Plans at October 31

	Pension Benefits		Other Post Retirement Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$(89,063)	$(90,784)	$(313)	$(372)
Interest cost	(3,166)	(3,282)	(11)	(13)
Actuarial gain	7,849	576	12	28
Benefits paid	4,482	4,427	29	44
Benefit obligation at end of year	(79,898)	(89,063)	(283)	(313)
Change in plan assets:
Fair value of plan assets at beginning of year	69,215	64,458	—	—
Actual return on plan assets	468	9,184	—	—
Employer contributions	445	—	29	44
Benefits paid	(4,482)	(4,427)	(29)	(44)
Fair value of plan assets at end of year	65,646	69,215	—	—
Funded status, benefit obligations in excess of plan assets	$(14,252)	$(19,848)	$(283)	$(313)

The above amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2018	2017	2018	2017
Other accrued expenses (1)	$—	$—	$(39)	$(38)
Long-term benefit liabilities	(14,252)	(19,848)	(244)	(275)
Total	$(14,252)	$(19,848)	$(283)	$(313)

(1) As pension assets exceed expected benefit payments over the next year, liabilities for the pension plan are considered long-term.

Components of Net Periodic Benefit Cost U.S. Plans
	Pension Benefits			Other Post Retirement Benefits
	2018	2017	2016	2018	2017	2016
Interest cost	$3,166	$3,282	$3,566	$11	$13	$16
Expected return on plan assets	(3,357)	(3,455)	(4,568)	—	—	—
Amortization of net actuarial loss	1,311	1,508	1,239	7	10	12
Net periodic benefit cost	$1,120	$1,335	$237	$18	$23	28

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We expect to recognize in the consolidated statements of operations the following amounts that will be amortized from accumulated other comprehensive loss in fiscal 2019.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,150	$6

We have recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive loss:

	Pension Benefits		Other Post Retirement Benefits
	2018	2017	2018	2017

Net actuarial loss	$37,710	$43,982	$64	$84

Recognized in accumulated other comprehensive loss	$37,710	$43,982	$64	$84

Additional Information on U.S. Plans

	Pension Benefits		Other Post Retirement Benefits
	2018	2017	2018	2017
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(6,272)	$(7,813)	$(20)	$(38)

Assumptions for U.S. Plans:

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits			Other Post Retirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	4.35%	3.65%	3.70%	4.35%	3.65%	3.70%

	Pension Benefits			Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2018	2017	2016	2018	2017	2016
Discount rate	3.65%	3.70%	4.20%	3.65%	3.70%	3.70%
Expected long-term return on plan assets	6.50%	6.50%	7.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2018, the assumptions used to determine net periodic benefit costs were established at October 31, 2017, while the assumptions used to determine the benefit obligations were established at October 31, 2018

We use the Principal Pension Discount Yield Curve ("Principal Curve") for the U.S. Plans as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors and continuous forward rates for all years.
    We determine the annual rate of return on the U.S. Plan pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. Our outside investment advisors and actuaries review the computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of return on pension assets. The long-term expected rate of return on plan assets takes into account years with exceptional gains and years with exceptional losses.

	October 31,
Assumed health care trend rates	2018	2017
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2026

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. Our trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed healthcare cost trend rates would have the following effects at October 31, 2018:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on post retirement obligation	$19	$(17)
Plan Assets - U.S. Plan Assets
We have established a targeted asset allocation percentage by asset category that rebalances the assets of each U.S. plan when pension contributions are funded. Our pension plan weighted-average asset allocations at October 31, 2018 and 2017, by asset category and comparison to the target allocation percentage are as follows:

	Target Allocation Percentage	Plan Assets at October 31,
		2018	2017
Asset Category
Equity securities	30-70%	59%	60%
Debt securities	30-70%	35%	34%
Real estate	0-10%	6%	6%
Total		100%	100%

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Level 2: Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments totaling $65,646 at October 31, 2018 and $69,215 at October 31, 2017 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements		Fair Value Measurements
	October 31, 2018		October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1) Market Valuation Technique	Plan Assets Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1) Market Valuation Technique	Plan Assets Measured at Net Asset Value

U.S. Plans
Investments
Equity
Large U.S. Equity	$14,269	$5,131	$16,778	$6,381
Small/Mid U.S. Equity	7,540	601	8,340	694
International Equity	10,062	—	9,169	—
Fixed Income
Money Market	—	754	—	314
Corporate	18,963	4,144	18,876	4,513
Real Estate (Primarily Commercial)	—	4,182	—	4,150
Total Investments	$50,834	$14,812	$53,163	$16,052

Cash Flows
Contributions
We expect to contribute $1,620 to our U.S. pension plan in fiscal 2019. We contributed $445 to fund the plan in fiscal 2018.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2018	$5,040	$39
2019	4,290	39
2020	4,230	27
2021	4,800	26
2022	4,930	24
2023-2026	$24,940	$97

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,081 at the end of fiscal 2018 and $1,008 at the end of fiscal 2017. The liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $215, $148 and $162 for the fiscal years ended October 31, 2018, 2017 and 2016, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Defined Contribution Plans

In addition to the defined benefit plans described above, we maintain a number of defined contribution plans for our U.S. locations. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. We match a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. We recorded an expense related to the matching program for the fiscal years ended 2018, 2017 and 2016 of $5,307, $4,310 and $3,959, respectively.

Labor Agreements
As of October 31, 2018, we had approximately 4,200 employees. Organized labor unions represent 17% of the Company's U.S. hourly employees and 99% of the Company's non-U.S. employees.
Each of our unionized manufacturing facilities has its own labor agreement with its own expiration date. As a result, no contract expiration date affects more than one facility.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Accumulated Other Comprehensive Loss

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2016	$(32,659)	$(466)	$(3,112)	$(20,225)	$(56,462)
Other comprehensive income, net of tax	6,333	29	392	7,156	13,910
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,521)	435	1,401	—	315
Net current-period other comprehensive income	4,812	464	1,793	7,156	14,225
Balance at October 31, 2017	$(27,847)	$(2)	$(1,319)	$(13,069)	$(42,237)
Other comprehensive income (loss), net of tax	(124)	(131)	864	(8,810)	(8,201)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,972	122	772	—	5,866
Net current-period other comprehensive income (loss)	4,848	(9)	1,636	(8,810)	(2,335)
Reclassification to retained earnings (4)	(6,138)	(7)	(213)	—	(6,358)
Balance at October 31, 2018	$(29,137)	$(18)	$104	$(21,879)	$(50,930)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with manufacturing expenses included in cost of goods sold on the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with interest expense included on the statements of operations.
(3) The net investment derivative instrument is recognized in accumulated other comprehensive loss and reclassified to income in the same period when a gain or loss related to that net investment in foreign operation is included in income.
(4) During fiscal 2018, the Company early adopted the ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result, the stranded tax effects resulting from the TCJA enacted in December 2017 were reclassified from accumulated other comprehensive loss to retained earnings.

Note 12—Derivatives and Financial Instruments

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company does not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low because the Company enters into agreements with commercial institutions that have an investment grade credit rating.

During the first quarter of 2018, the Company early-adopted ASU 2017-02 "Derivatives and Hedging (Topic 815)" which was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of previously applicable hedge accounting guidance. This adoption did not have a material effect on our consolidated financial statements, and did not result in any cumulative adjustment to equity as of the date of adoption.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On March 1, 2018, we entered into a cross-currency swap in which we settle interest on the notional amount in Euros and settle interest on the notional amount in dollars, both at a variable rate. The objective of the transaction is to protect the initial net investment in Brabant against adverse changes in the exchange rate between the U.S. dollar and the Euro. Hedge effectiveness is assessed based upon changes in the spot foreign exchange rate. As such, the change in value of the cross-currency interest rate swap related to the change in spot rates is perfectly effective at offsetting changes in cumulative translation adjustment related to the portion of our net investment in Brabant up to the notional amount of the cross-currency interest rate swap.

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

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	October 31, 2018	October 31, 2017
Net Investment Hedging Instruments:
Cross-currency interest rate swap contract	Other assets	$4,432	$—
Cash Flow Hedging Instruments:
Interest rate swap contracts	Other assets (Other liabilities)	$135	$(2,088)

As a result of the hedging relationships being highly effective, the net interest payments accrued each period are reflected in net income (loss) as adjustments of interest expense, and the remaining change in the fair value of the derivatives is recognized in accumulated other comprehensive loss ("AOCI").

Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the consolidated statements of operations and the effects of hedging on those line items:

Location	Year Ended October 31, 2018
Interest expense	$11,343
Effect of hedging on interest expense	$(205)

Location	Year Ended October 31, 2017
Interest expense	$15,088
Effect of hedging on interest expense	$1,402

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 13—Fair Value Financial Instruments

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at October 31, 2018 and 2017 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2017
Interest Rate Swap Contracts	$(2,088)	$—	$(2,088)	Income Approach
Marketable Securities	194	194	—	Market Approach
October 31, 2018
Cross-Currency Interest Rate Swap	4,432	—	4,432	Income Approach
Interest Rate Swap Contracts	135	—	135	Income Approach
Marketable Securities	$21	$21	$—	Market Approach

We calculate the fair value of our cross-currency and interest rate swap contracts using quoted interest rate curves to calculate forward values and then discount the forward values.
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

Note 14—Stock Incentive Compensation
Stock Incentive Compensation requires us to expense share-based payment awards granted. Compensation cost for share-based payments transactions are measured at fair value. For stock options, we use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. New restricted stock and restricted stock units grants are valued at the closing market price of our common stock on the date of grant. We do not estimate a forfeiture rate at the time of grant. Instead, we to recognize share-based compensation expense when actual forfeitures occur.
2016 Equity and Incentive Compensation Plan
Long-Term/Annual Incentives
On March 9, 2016, stockholders approved and adopted the 2016 Equity and Incentive Compensation Plan ("2016 Plan") which replaced the Amended and Restated 1993 Key Employee Stock Incentive Program. The 2016 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees of the Company and our subsidiaries (i) option rights, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of common stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company's Incentive Plan activity during the years ended October 31, 2018, 2017 and 2016:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2015	91	$9.70	4.10	124	$13.77	2.28	—	—
Granted	—	—		312	4.30		22	4.17
Options exercised or restricted stock vested	—	—		(54)	16.53		—	—
Forfeited or expired	(1)	12.04		(6)	5.71		—	—
October 31, 2016	90	$9.67	3.04	376	$6.11	1.83	22	4.17	1.46
Granted	—	—		247	7.94		29	$8.62
Options exercised or restricted stock vested	(8)	9.79		(174)	6.11		(14)	4.17
Forfeited or expired	(24)	13.38		(8)	9.57		(1)	7.06
October 31, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		316	8.18		18	7.90
Options exercised or restricted stock vested	(17)	4.09		(225)	7.80		(15)	8.30
Forfeited or expired	(8)	12.04		(54)	7.13		(12)	6.18
October 31, 2018	33	$9.42	1.84	478	$7.45	1.87	27	$8.17	1.37

We recorded stock compensation expense related to restricted stock and restricted stock units during the fiscal years ended October 31, 2018, 2017 and 2016 as follows:

	2018	2017	2016
Restricted stock	1,863	1,583	1,035
Restricted stock units	121	115	37
Total	$1,984	$1,698	$1,072

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock Options
The exercise price of each stock option equals the market price of our common stock on its grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized on a straight-line basis over the applicable vesting period. Our stock options generally vest over three years, with a maximum term of ten years. There was zero stock compensation expense related to stock options in fiscal 2018, 2017 or 2016. Stock options were not granted during fiscal years 2018, 2017 and 2016.
Cash received from the exercise of options for the fiscal years ended October 31, 2018 and 2017 was $73 and $78, respectively. Stock options were not exercised during the fiscal year ended October 31, 2016. At October 31, 2018, the options outstanding and exercisable had an intrinsic value of $42. Options that have an exercise price greater than the market price on October 31, 2018 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2018 and 2017 was $94 and $40, respectively.
The following table provides additional information regarding options outstanding as of October 31, 2018:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$5.30	10,000	$5.30	10,000	0.78
$12.04	18,000	$12.04	18,000	2.11
$8.10	4,500	$8.10	4,500	3.11
Totals	32,500		32,500
Restricted Stock Awards
New restricted stock grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of October 31, 2018, there was $2,319 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Restricted Stock Units
New restricted stock unit grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of October 31, 2018, there was $126 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2018, 2017 and 2016, respectively, 80, 68 and 53 stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2018	2017	2016
Net income (loss) available to common stockholders	$11,479	$(697)	$3,669
Basic weighted average shares	23,229	19,233	17,513
Restricted stock units and stock options	140	—	13
Diluted weighted average shares	23,369	19,233	17,526
Basic earnings (loss) per share	$0.49	$(0.04)	$0.21
Diluted earnings (loss) per share	$0.49	$(0.04)	$0.21

Note 16—Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2018	2017	2016
Domestic	$(3,635)	$4,251	$3,917
Foreign	9,895	2,172	(5,400)
Total	$6,260	$6,423	$(1,483)
The components of the provision (benefit) for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2018	2017	2016
Current:
Federal	$1,998	$66	$(3,900)
State and local	(157)	386	329
Foreign	2,710	2,494	1,123
Total current	4,551	2,946	(2,448)
Deferred:
Federal	(10,692)	856	3,289
State and local	700	(329)	156
Foreign	222	3,647	(6,149)
Total deferred	(9,770)	4,174	(2,704)
Provision (benefit)	$(5,219)	$7,120	$(5,152)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following:

	Years Ended October 31,
	2018	2017
Deferred tax assets:
Accrued compensation and benefits	$1,405	$1,793
Inventory	424	1,721
State depreciation adjustments and loss carryforwards	5,309	4,213
Pension obligations and post retirement benefits	3,053	7,432
Net operating losses	26,695	8,851
Tax credit carryforwards	5,958	248
Other accruals and reserves	2,889	2,822
Goodwill and intangible amortization	3,331	6,269
Foreign currency translation	116	30
Interest rate swap	—	771
Total deferred tax assets	49,180	34,150
Less: Valuation allowance	(24,051)	(9,401)
Net deferred tax assets	$25,129	$24,749
Deferred tax liabilities:
Fixed assets	$(20,631)	$(26,742)
Prepaid expenses and other	(1,727)	(835)
Net deferred tax (liability) asset	$2,771	$(2,828)

Change in net deferred tax asset:
Benefit (provision) for deferred taxes	$9,769	$(4,174)
Acquisitions	(872)	—
Currency translation adjustment	(347)	453
Components of other comprehensive income (loss):
Defined benefit pension plans & other post-retirement benefits	(1,442)	(3,001)
Marketable securities	10	(250)
Derivatives and hedging	(588)	(1,151)
Other adjustments	(931)	55
Total change in net deferred tax asset	$5,599	$(8,068)

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Activities and balances of unrecognized tax benefits for 2018, 2017 and 2016 are summarized below:

	Years Ended October 31,
	2018	2017	2016
Balance at beginning of year	$540	$561	$731
Additions based on tax positions related to the current year	747	88	48
Additions for tax positions of prior years	1,079	9	—
Reductions for tax positions of prior years	(68)	—	(53)
Reductions as result of lapse of applicable statute of limitations	(112)	(118)	(165)
Balance at end of year	$2,186	$540	$561

The U.S. Internal Revenue Service ("IRS") has challenged the Company’s application of the U.S. R&D credit qualification rules and proposed disallowances of the majority of fiscal year 2012 and fiscal year 2013 credits claimed. This tax credit matter is principally related to what types of activities and related expenses qualify for the credit. We filed a petition in the U.S. Tax Court on October 22, 2018, disputing the R&D credit adjustments proposed by the IRS. Although the current reserves for the matter recognize the probability of a loss, we believe we will substantially prevail such that the ultimate resolution of the matter will not materially impact our financial position, results of operations or cash flows. With any tax controversy and litigation, however, there is a chance of unforeseen loss which, due to the number of years involved could materially impact our results, financial position and cash flows. As of October 31, 2018 the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest is $6,565. We have assessed the likelihood that the majority of such amount would ultimately result in a loss as remote. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

During the year, the company changed its estimate of the amount for fiscal 2017 and 2018 U.S. credits. It was eligible to make a claim for qualified incremental Research & Development ("R&D") activities. Due to the analysis of extensive detailed documentation regarding the qualification rules of U.S. activities and related expenses, the amounts eligible for the credit in fiscal 2017 and expenses expected to qualify in fiscal 2018 increased. As a result, the increase in credits claimed resulted in an increased tax benefit. The result of this change in estimate for the twelve months ended October 31, 2018 was a tax benefit of $4,873.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $2,110 at October 31, 2018 and $355 at October 31, 2017. We recognize interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. We recognized $125 of expense in 2018, $102 of benefit in 2017 and $218 of benefit in 2016 for interest and penalties. We had accrued $536 at October 31, 2018 and $411 at October 31, 2017 for the payment of interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2012 and no longer subject to non-U.S. income tax examinations for calendar years ending prior to December 31, 2011. Due to the current U.S. controversy and litigation mentioned above, we are not able to anticipate the amount of unrecognized tax benefits that within the next 12 months is likely to change.

A valuation allowance of $24,051 is recorded as of October 31, 2018 for deferred tax assets whose realization remains uncertain. The comparable amount of the valuation allowance at October 31, 2017 was $9,401. The net increase in the valuation allowance of $14,650 relates primarily to the Brabant acquisitions.

We assess both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is established when there is uncertainty of realizing certain loss carry forwards, other deferred tax assets and foreign tax credits in the United States and various foreign jurisdictions. We believe the remaining deferred tax assets will be realizable based on projected book income, the reversals of existing taxable temporary differences and available tax planning strategies that would be implemented and generate ordinary income in the United States or foreign jurisdictions to realize the deferred tax assets. We intend to maintain a valuation allowance against certain deferred tax assets until such time that sufficient positive evidence exists to support realization of the deferred tax assets. In the event we would be able to realize these deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period the determination was made. Conversely, should we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of income tax expense / (benefit) is as follows:

	Years Ended October 31,
	2018	2017	2016
Taxes at U.S. federal statutory rate	$1,461	$2,248	$(519)
State and local income taxes, net of federal benefit	(321)	(1,639)	65
Valuation allowance change	674	5,749	(5,452)
Domestic tax credits	(3,308)	(803)	(930)
Domestic production activities deduction	—	(455)	(391)
Foreign operations	1,188	1,182	2,240
Adjustment of uncertain tax positions	1,886	(83)	(173)
Provision to return adjustment	(3,355)	285	202
Adjustment for tax law change	(3,966)	—	—
Other	522	636	(194)
Total income tax expense (benefit)	$(5,219)	$7,120	$(5,152)

At October 31, 2018, we had operating loss carry forwards of $190,769 in Sweden, Netherlands, Italy, China, Hong Kong, Mexico, the U.S. and certain U.S. states.

Domestically, we had federal and state net operating loss carry forward benefits. As of October 31, 2018 and 2017, we had U.S. federal net operating loss carry forwards benefit of $4,878 and $0. The state and federal net operating loss carry forwards will expire between 2019 and 2038. The table below summarizes the various state and country operating losses, credit carry forwards and associated valuation allowances as of October 31, 2018 and 2017.

	October 31, 2018			October 31, 2017
Jurisdiction	Gross NOL Carryforward	NOL Tax Effected	Valuation Allowance	Gross NOL Carryforward	NOL Tax Effected	Valuation Allowance
Netherlands	$42,712	$10,678	$10,678	$3,711	$742	$742
Italy	17,996	4,319	4,319	—	—	—
Sweden	24,404	5,165	39	26,811	5,898	43
China	4,442	1,111	1,111	2,968	742	742
Hong Kong	221	36	36	338	85	85
Mexico	1,693	508	508	4,614	1,384	1,384
U.S. (State)	76,073	4,666	4,666	65,247	3,711	3,711
U.S. Federal	23,228	4,878	—	—	—	—
Total	$190,769	$31,361	$21,357	$103,689	$12,562	$6,707
We paid income taxes, net of refunds, of $3,423 in 2018 and $1,780 in 2017. Foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are not planned to be distributed.
On December 22, 2017, President Trump signed U.S. tax reform legislation.  The legislation had many provisions including a change in the U.S. corporate income tax rate from 35% to 21%. The effect of the U.S. income tax rate change was a net tax benefit of $3,966. Accounting for the income tax effects of the U.S. tax reform legislation were complete at October 31, 2018.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 17—Restructuring Charges

During the fourth quarter of fiscal 2017, management initiated restructuring activities to consolidate manufacturing facilities, make geographical shifts to place production closer to customer facilities, centralize departments, optimize our product plan and capture synergies to establish a more global and scalable organization. Management believes these strategic moves will result in a stronger and more agile organization. Restructuring charges in fiscal 2018 were $6,613 and included employee-related costs for reductions in force, professional fees and other costs to execute the restructuring activities. Restructuring costs in fiscal 2017 related primarily to the idling of the Pendergrass facility, including $4,085 of impairment of property, plant and equipment. The Pendergrass facility's carrying value of $9,142 is included in other current assets as an asset held for sale. The facility is expected to be sold in early fiscal 2019. We have incurred restructuring expenses of $11,390 to date. We expect to incur additional expense of $5,610 over the next fifteen months. Future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded during the fiscal years ended October 31, 2018 and 2017:

	October 31, 2018	October 31, 2017
Employee costs	$3,030	$392
Impairment of fixed assets	—	4,085
Professional and legal costs	1,731	270
Other	1,852	30
	$6,613	$4,777
The following table is a rollforward of the beginning and ending liability balances related to restructuring activities which are included in the consolidated balance sheets in other accrued expenses the fiscal year ending October 31, 2018:

	Balance as of October 31, 2017	Restructuring Expense	Payments	Balance as of October 31, 2018
Employee costs	65	3,030	2,728	367
Professional and legal costs	270	1,731	1,753	248
Other	—	1,852	1,852	—
	$335	$6,613	$6,333	$615

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 18—Business Segment Information
We conduct our business and report our information as one operating segment and, therefore, disclose one reportable segment - Automotive and Commercial Vehicles. Our chief operating decision maker is the executive leadership team, which includes certain Vice Presidents, all Senior Vice Presidents and the Chief Executive Officer. This team has the final authority over performance assessment and resource allocation decisions. In determining that one operating segment is appropriate, we considered the nature of the business activities and the existence of managers responsible for the operating activities. Customers and suppliers are substantially the same in the automotive and commercial vehicle industry.
Revenues of foreign geographic regions in the table below are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 27.0%, 19.5% and 16.7% of total revenues for fiscal years 2018, 2017 and 2016, respectively. Long-lived assets in the table below consist primarily of property, plant and equipment, net, goodwill and intangible assets.

	Revenues			Long-Lived Assets
	2018	2017	2016	2018	2017	2016
United States	$831,782	$839,013	$888,164	$234,690	$235,663	$243,225
Europe	266,679	169,398	143,281	95,763	53,569	48,709
Rest of World	41,483	33,575	34,389	28,038	20,543	18,672
Total Company	$1,139,944	$1,041,986	$1,065,834	$358,491	$309,775	$310,606
The foreign currency gain (loss) in the table below is included as a component of other expense, net in the consolidated statements of operations.

	Foreign Currency Gain (Loss)
	2018	2017	2016
Europe	$(82)	$(473)	$(802)
Rest of World	$514	$(622)	$(772)
The table below details customers that accounted for more than 10% of our revenues in fiscal 2018, 2017 and 2016:

	Revenues
Customer	2018	2017	2016
General Motors	18.8%	17.9%	18.2%
FCA	15.8%	15.0%	17.1%

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 19—Quarterly Results of Operations (Unaudited)
(amounts in thousands except per share data)

The following is a summary of our consolidated quarterly results for each of the fiscal years ended October 31, 2018 and 2017:

Year Ended October 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$247,666	$297,340	$294,883	$300,055
Gross profit	27,890	31,503	32,880	23,822
Operating income (loss)	4,571	7,279	7,535	(879)
Provision (benefit) for income taxes	(3,058)	218	(7,014)	4,635
Net income (loss)	$4,858	$4,025	$11,052	$(8,456)
Net income (loss) per share basic	$0.21	$0.17	$0.47	$(0.36)
Net income (loss) per share diluted	$0.21	$0.17	$0.47	$(0.36)
Weighted average number of shares:
Basic	23,107	23,222	23,278	23,309
Diluted	23,287	23,357	23,453	23,309

Year Ended October 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$247,938	$273,031	$256,847	$264,170
Gross profit	24,104	33,504	29,164	28,583
Operating income	3,328	11,263	7,366	3,051
Provision (benefit) for income taxes	(76)	2,323	4,439	434
Net income (loss)	$(2,018)	$4,229	$(1,982)	$(926)
Net income (loss) per share basic	$(0.11)	$0.24	$(0.11)	$(0.04)
Net income (loss) per share diluted	$(0.11)	$0.24	$(0.11)	$(0.04)
Weighted average number of shares:
Basic	17,720	17,858	18,559	23,055
Diluted	17,720	17,888	18,559	23,055

Note 20—Commitments and Contingencies

Litigation
A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of our officers. As amended, the lawsuit claimed in part that we issued inaccurate information about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Securities Exchange Act of 1934, as amended. The District Court rendered an opinion and order granting the defendants' motion to dismiss the lawsuit on September 19, 2018 and the time period for the appeal has expired.

A shareholder derivative lawsuit was filed on April 1, 2016 in the Court of Common Pleas, Medina County, Ohio against the Company's President and Chief Executive Officer and Vice President of Finance and Treasurer and members of our Board of Directors. The lawsuit claimed in part that the defendants breached fiduciary duties owed to the Company by failing to exercise appropriate oversight over our accounting controls, leading to the accounting issues and the restatement announced in September 2015. Following the dismissal of the securities class action lawsuit described in the previous paragraph, a Joint Stipulation and Order of Dismissal was filed on November 14, 2018 dismissing the shareholder derivative lawsuit without prejudice.

In addition, from time to time, we are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. We vigorously defend ourselves against such claims. In future periods, we could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including assessment of the merits of the particular claims, we do not expect that our legal proceedings or claims will have a material impact on our future consolidated financial position, results of operations or cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended as of October 31, 2018. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of October 31, 2018.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (the "COSO framework"). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.

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

Under the supervision and with the participation of our management, including our PEO, PFO and PAO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of October 31, 2018. Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired during fiscal 2018. Total assets of the acquired businesses (inclusive of acquired intangible assets) represented 12% of our total assets as of October 31, 2018 and 7% of our total revenues for the year ended October 31, 2018.

Our management concluded that we maintained effective internal control over financial reporting as of October 31, 2018 based on criteria described in the COSO framework.

Item 9A includes the attestation report of Grant Thornton LLP on Shiloh Industries, Inc.’s internal control over financial reporting as of October 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of October 31, 2018 based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2018, and our report dated December 20, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the acquired Brabant Alucast entities, whose financial statements reflect total assets and revenues constituting 12 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2018. As indicated in Management’s Report, the Brabant Alucast entities were acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the acquired entities.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Southfield, Michigan
December 20, 2018

Item 9B.	Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to our Board of Directors, as well as information regarding Section 16(a) beneficial ownership compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our Board of Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after October 31, 2018 ("Proxy Statement"), which information is incorporated herein by reference. Information regarding our executive officers is included in Part I hereof under "Executive Officers of the Company". The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts and the Audit Committee independence are set forth under the caption "Committees of the Board" in our Proxy Statement, which is incorporated herein by reference.
We have adopted a code of ethics that applies to our PEO, PFO and PAO as well as the other officers, directors and managers of the Company in accordance with the Marketplace Rules of the Nasdaq Stock Market. The code of ethics is available at our website: www.shiloh.com.

Executive Officers of the Company
Set forth below is certain information concerning the executive officers of the Company.

Name	Age	Years as Executive Officer	Title
Ramzi Y. Hermiz	53	6	President and Chief Executive Officer
Lillian Etzkorn	49	—	Senior Vice President and Chief Financial Officer
Gary DeThomas	55	4	Vice President Corporate Controller and Principal Accounting Officer
Mr. Hermiz, President and Chief Executive Officer, was appointed by the Board of Directors in September 2012 and elected to the Board of Directors in 2013. Prior to joining the Company, Mr. Hermiz served since 2009 as Senior Vice President, Vehicle Safety and Protection of Federal-Mogul Corporation, a publicly held company that designs, engineers, manufactures and distributes technologies to improve fuel economy, reduce emissions and enhance vehicle safety.
Ms. Etzkorn, Senior Vice President and Chief Financial Officer joined the Company in July 2018. Prior to joining the Company, Ms. Etzkorn served since 2017 as Chief Financial Officer at CPI Card Group. Prior to that Ms. Etzkorn was the Vice President, Treasurer of Dana Incorporated from September 2011 to January 2017.
Mr. DeThomas, Vice President Corporate Controller and Principal Accounting Officer, joined the Company in March 2015 and was appointed to principal accounting officer in September 2015. Prior to joining the Company, Mr. DeThomas was Vice President and Chief Financial Officer of the Floor Care Division at Techtronic Industries. Prior to that, Mr. DeThomas served as the Vice President and Chief Financial Officer for King Systems from 2011 until June 2013.

Item 11.	Executive Compensation.

The information required by this item is set forth in the Proxy Statement, all of which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement, which information is incorporated herein by reference.

Summary of Equity Compensation Plans
(Amounts in number of shares and per share data)

Shown below is information concerning all equity compensation plans under which shares of our common stock may be issued as of October 31, 2018.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	32,500	$9.42	672,559
Equity compensation plans not approved by security holders	—	—	—

Total	32,500	$9.42	672,559

For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 14 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the Proxy Statement, all of which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is set forth in the Proxy Statement, all of which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2018 and 2017.
Consolidated Statements of Operations for the years ended October 31, 2018, 2017 and 2016.
Consolidated Statements of Other Comprehensive Income (Loss) for the years ended October 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016.
Consolidated Statements of Stockholders' Equity for the years ended October 31, 2018, 2017 and 2016.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Foreign Currency Adjustment	Acquisitions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended	October 31, 2018	$1,271	$32	$615	$(12)	$—	$676
Year ended	October 31, 2017	$790	$493	$24	$12	$—	$1,271
Year ended	October 31, 2016	$821	$(10)	$57	$36	$—	$790
Valuation allowance for inventory reserves
Year ended	October 31, 2018	$5,535	$(173)	$1,965	$(280)	$—	$3,117
Year ended	October 31, 2017	$2,946	$2,933	$384	$40	$—	$5,535
Year ended	October 31, 2016	$2,547	$1,210	$802	$(9)	$—	$2,946
Valuation allowance for deferred tax assets
Year ended	October 31, 2018	$9,401	$674	$—	$(278)	$14,254	$24,051
Year ended	October 31, 2017	$2,782	$6,619	$—	$—	$—	$9,401
Year ended	October 31, 2016	$4,986	$(2,204)	$—	$—	$—	$2,782
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

Date: December 20, 2018

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Lillian Etzkorn
Lillian Etzkorn
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer and Director (Principal Executive Officer)
Ramzi Hermiz		December 20, 2018

/s/ LILLIAN ETZKORN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2018
Lillian Etzkorn

/s/ GARY DETHOMAS	Vice President Corporate Controller (Principal Accounting Officer)	December 20, 2018
Gary DeThomas

*	Chairman and Director	December 20, 2018
Curtis E. Moll

*	Director	December 20, 2018
Cloyd Abruzzo

*	Director	December 20, 2018
Jean Brunol

*	Director	December 20, 2018
Michael S. Hanley

*	Director	December 20, 2018
David J. Hessler

*	Director	December 20, 2018
Dieter Kaesgen

*	Director	December 20, 2018
Robert J. King, Jr.

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz, Attorney-In-Fact
December 20, 2018

EXHIBIT INDEX

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith

3.1	Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value $.01.	10-K	000-21964	February 13, 2002	3.1(ii)

3.2	Amended and Restated By-Laws of the Company, dated September 7, 2018.	10-K	000-21964	September 7, 2018	3.1(iii)

3.3	Amended and Restated Certificate of Incorporation of the Company, as amended, dated March 9, 2016.	Schedule 14A	000-21964	January 29, 2016	Appendix B

4.1	Specimen certificate for the Common Stock, par value $.01 per share, of the Company.	10-K	000-21964	October 31, 1995	4.1	x

4.2	Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein.	10-K	000-21964	October 31, 1995	4.3	x

10.1*	Form of Incentive Stock Option Agreement.	10-K	000-21964	December 22, 2004	10.2

10.2*	Form of Nonqualified Stock Option Agreement.	10-K	000-21964	December 22, 2004	10.3

10.3*	Shiloh Industries, Inc. Senior Management Bonus Plan.	Schedule 14A	000-21964	February 8, 2005	B

10.4*	Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 10, 2009).	Schedule 14A	000-21964	February 2, 2010	A

10.5*	Senior Management Bonus Plan.	Schedule 14A	000-21964	February 2, 2010	B

10.6*	First Amendment to the Shiloh Industries, Inc. Senior Management Incentive Plan.	Schedule 14A	000-21964	February 10, 2014	A

10.7*	Offer Letter to Ramzi Hermiz by Shiloh Industries, Inc., dated as of August 23, 2012.	8-K	000-21964	August 29, 2012	10.1

10.8*	Change in Control Severance Agreement between Ramzi Y. Hermiz and Shiloh Industries, Inc.	8-K	000-21964	August 29, 2012	10.20

10.9	Credit Agreement dated as of October 25, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	10-K	000-21964	December 23, 2013	10.30

10.10	First Amendment Agreement dated as of December 30, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	December 30, 2013	10.1

10.11	Share Sale and Purchase Agreement, dated May 21, 2014, among the subsidiary and Finnveden AB, a company limited by shares incorporated in Sweden, Shiloh Holdings Sweden AB, company limited by shares incorporated in Sweden, and FinnvedenBulten AB, a company limited by shares incorporated in Sweden.	10-Q	000-21964	September 5, 2014	10.1

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith
10.12	Second Amendment Agreement, dated as of June 26, 2014 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	July 2, 2014	10.1
10.13
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
		10-K	000-21964	January 13, 2015	10.1

10.14	Asset Purchase Agreement, dated September 30, 2014, among the Company, Radar Industries, Inc., and Radar Mexican Investments, LLC.	10-K	000-21964	January 13, 2015	10.32

10.15
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

10.16
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
		8-K/A	000-21964	November 6, 2015	1.1

10.17*	Shiloh Industries, Inc. 2016 Equity and Incentive Compensation Plan.	Schedule 14A	000-21964	January 29, 2016	A

10.18
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
		10-K	000-21964	January 17, 2017	10.22

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith
10.19
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
		10-K	000-21964	January 17, 2017	10.22

10.20*	Letter Agreement dated as of November 1, 2016 between Shiloh Industries, Inc. and Jean Brunol.	10-K	000-21964	January 17, 2017	10.23

10.21	Form of Indenture.	S-3	333-216571	March 9, 2017	4.1

10.22*	Agreement on Terms and Conditions of Stock Award - Director Restricted Stock Award.	10-Q	000-21964	June 1, 2017	10.1

10.23*	Agreement on Terms and Conditions of RSU Award - Director Restricted Stock Unit Award.	10-Q	000-21964	June 1, 2017	10.2

10.24*	Agreement on Terms and Conditions of Stock Award - Employee Restricted Stock Award.	10-Q	000-21964	June 1, 2017	10.3

10.25*	Agreement on Terms and Conditions of Cash Incentive Award - Employee Cash Incentive Award.	10-Q	000-21964	June 1, 2017	10.4

10.26	Seventh Amendment to the Credit Agreement, dated July 31, 2017, among Shiloh Industries, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	August 1, 2017	10.1

10.27
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
		8-K	000-21964	November 2, 2017	10.1

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith
10.28	Sale and Purchase Agreement, dated February 1, 2018 between Shiloh Holdings Netherlands, B.V. and Brabant Alucast Services B.V, a limited liability company organized under the laws of the Netherlands (Oss).	10-Q	000-21964	March 8, 2018	2.1

10.29	Sale and Purchase Agreement, dated February 1, 2018 between Shiloh Holdings Netherlands, B.V. and Brabant Alucast Services B.V, a limited liability company organized under the laws of the Netherlands (Verres).	10-Q	000-21964	March 8, 2018	2.2

10.30*	Employment Agreement by and between the Company and Lillian Etzkorn dated as of April 26, 2018.	10-Q	000-21964	September 7, 2018	10.1

10.31*	Form of Indemnification Agreement between Directors and Officers of Shiloh Industries, Inc., dated September 7, 2018.	8-K	000-21964	September 7, 2018	10.1

10.32*	First Amendment to Change in Control Agreement between Ramzi Y. Hermiz and Shiloh Industries, Inc.	8-K	000-21964	September 7, 2018	10.2

21.1	Subsidiaries of the Company.					x

23.1	Consent of Grant Thornton LLP.					x

24.1	Power of Attorney.					x

31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

100.1
The following materials from Shiloh Industries, Inc's Annual Report on 10-K for the year ended October 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Stockholders' Equity and (vi) Notes to the Consolidated Financial Statements.
						x

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.