Form 10-Q
period 2019-01-31
SHILOH INDUSTRIES INC
filed 2019-03-12
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☒	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 11, 2019 was 23,708,904.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 31, 2019	October 31, 2018

	(Unaudited)
ASSETS
Cash and cash equivalents	$11,667	$16,843
Accounts receivable, net	175,852	209,733
Related party accounts receivable	1,727	996
Prepaid income taxes	1,451	1,391
Inventories, net	73,467	71,412
Prepaid expenses	10,298	10,478
Other current assets	12,713	22,124
Total current assets	287,175	332,977
Property, plant and equipment, net	328,315	316,176
Goodwill	27,609	27,376
Intangible assets, net	14,490	14,939
Deferred income taxes	7,314	5,665
Other assets	11,099	12,542
Total assets	$676,002	$709,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$813	$1,327
Accounts payable	168,749	177,400
Other accrued expenses	50,247	63,031
Accrued income taxes	130	1,874
Total current liabilities	219,939	243,632
Long-term debt	238,581	245,351
Long-term benefit liabilities	15,647	15,553
Deferred income taxes	819	2,894
Other liabilities	3,076	2,723
Total liabilities	478,062	510,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively	—	—
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 23,686,182 and 23,417,107 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively	237	234
Paid-in capital	114,947	114,405
Retained earnings	131,115	135,813
Accumulated other comprehensive loss, net	(48,359)	(50,930)
Total stockholders’ equity	197,940	199,522
Total liabilities and stockholders’ equity	$676,002	$709,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2019	2018
Net revenues	$258,933	$247,666
Cost of sales	245,242	219,776
Gross profit	13,691	27,890
Selling, general & administrative expenses	16,085	21,240
Amortization of intangible assets	521	565
Restructuring	3,006	1,514
Operating (loss) income	(5,921)	4,571
Interest expense	3,355	2,340
Interest income	(5)	(5)
Other (income) expense, net	(1,486)	436
Income (loss) before income taxes	(7,785)	1,800
Provision (benefit) for income taxes	(3,087)	(3,058)
Net income (loss)	$(4,698)	$4,858
Income (loss) per share:
Basic earnings (loss) per share	$(0.20)	$0.21
Basic weighted average number of common shares	23,385	23,107
Diluted earnings (loss) per share	$(0.20)	$0.21
Diluted weighted average number of common shares	23,385	23,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2019	2018
Net income (loss)	$(4,698)	$4,858
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	288	328
Income tax benefit (provision)	(66)	(107)
Total defined benefit pension plans & other post retirement benefits, net of tax	222	221
Marketable securities
Unrealized loss on marketable securities	—	(144)
Income tax benefit (provision)	—	37
Realized income	18	—
Total marketable securities, net of tax	18	(107)
Derivatives and hedging
Unrealized (loss) gain on interest rate swap agreements	(571)	866
Income tax benefit (provision)	111	(341)
Reclassification adjustments for settlement of derivatives included in net income (loss)	86	280
Change in fair value of derivative instruments, net of tax	(374)	805
Foreign currency translation adjustments
Foreign currency translation gain (loss)	2,705	7,783
Unrealized gain (loss) on foreign currency translation	2,705	7,783
Comprehensive income (loss), net	$(2,127)	$13,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,698)	$4,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,860	10,117
Restructuring	1,043	277
Amortization of deferred financing costs	297	309
Deferred income taxes	(3,918)	(3,551)
Stock-based compensation expense	545	516
(Gain) loss on sale of assets	(2,915)	(12)
Loss on marketable securities	20	—
Changes in operating assets and liabilities:
Accounts receivable, net	40,283	32,313
Inventories, net	704	(671)
Prepaids and other assets	1,059	(6,044)
Payables and other liabilities	(34,138)	(23,522)
Prepaid and accrued income taxes	(3,781)	(2,950)
Net cash provided by operating activities	6,361	11,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,661)	(9,885)
Proceeds from sale of assets	10,858	—
Net cash used in investing activities	(4,803)	(9,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(201)	(223)
Proceeds from long-term borrowings	61,600	46,900
Repayments of long-term borrowings	(68,300)	(45,370)
Payment of deferred financing costs	—	(57)
Net cash provided by (used in) financing activities	(6,901)	1,250
Effect of foreign currency exchange rate fluctuations on cash	167	(675)
Net increase (decrease) in cash and cash equivalents	(5,176)	2,330
Cash and cash equivalents at beginning of period	16,843	8,736
Cash and cash equivalents at end of period	$11,667	$11,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared by Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh Industries," "us," "our" or "we"), without audit, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Revenues and operating results for the three months ended January 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Note 2—Recent Accounting Standards

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2018-15 Goodwill and Other-Internal-Use Software
The amendments apply to the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) for entities that are a customer in a hosting arrangement and align the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments also require customers to expense capitalized implementation costs over the term of the hosting arrangement and in the same line on the income statement as the fees associated with the hosting service and payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting service.
		November 1, 2020 with early adoption permitted.	We are in the process of evaluating the impact of adoption of this standard on our financial statements and disclosures.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
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

		November 1, 2018	The adoption of this framework did not have a material impact on Shiloh's financial position, results of operations or financial statement disclosures. Shiloh's awards are rarely modified after grant.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Adoption Date	Effect on our financial statements and other significant matters
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

		November 1, 2018	Refer to Note 3.
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
		November 1, 2018	The adoption of this framework did not have a significant impact on Shiloh's financial position, results of operations or financial statement disclosures.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Adoption Date	Effect on our financial statements and other significant matters
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
		The majority of the amendments will be effective November 1, 2019 while others were effective upon the issuance of the ASU.	Adoption of the clarifications and corrections in this ASU did not have a material impact on Shiloh's financial position, results of operations or financial statement disclosures.

Note 3—Revenue

On November 1, 2018, we adopted ASU 2014-09, ASC Topic 606, "Revenue from Contracts with Customers" using the modified retrospective transition method with no impact to previously reported periods and no adjustment to retained earnings as of November 1, 2018 as there was no impact to previously reported revenue or expenses associated with the adoption of ASC 606. The new guidance requires new disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard recognizes revenue when a customer obtains control rather than when substantially all the risks and rewards of a good or service are transferred. The new guidance supersedes most existing revenue recognition guidance, including industry-specific guidance.

We manufacture and sell products, primarily to original equipment manufacturers ("OEMs") and to OEMs through Tier 1 suppliers. We enter into contracts with customers that create enforceable rights and obligations for the sale of those products. While certain production is provided under awarded multi-year programs, these programs do not contain any commitment to volume by the customer. Individual customer volume releases, blanket purchase orders, supply agreements, terms and conditions represent the contract with the customer. Volume releases are limited to near-term customer requirements generally with delivery periods within a few weeks. We do not have contract assets or liabilities as defined under ASC 606.

Each unit produced represents a separate performance obligation. Customer contracts do not provide an enforceable right to payment for performance completed throughout the production process. As such, product revenue is recognized at the point in time when shipment occurs and control has been transferred to the customer.

We participate in certain customers’ materials repurchase programs, under which we purchase materials directly from a customer’s designated supplier, for use in manufacturing products for that customer. We take delivery and title to such materials and bear the risk of loss and obsolescence. We invoice customers based upon negotiated selling prices, which inherently include a component for materials under such repurchase programs. We have risks and rewards of a principal, and as such, for transactions in which we participate in customers' materials resale programs, revenue is recognized on a gross basis for the entire amount, including the component for purchases under that customers' material resale programs.

We provide customers with standard warranties customary in the industry that products will operate as intended or designed, which are not separate performance obligations under ASC 606. We do not provide customers with the right to a refund, but provide for product replacement. Returns or refunds for nonconforming products are not separate performance obligations applicable to Shiloh's contract arrangements with customers.

We continue to include shipping and handling fees billed to customers in revenue, while including costs of shipping and handling in costs of sales as a fulfillment cost.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate government agencies.

Payment terms with customers are established based on industry and regional practices and do not exceed 180 days.

Disaggregation of Net Revenues

	Net Revenues
	Three Months Ended January 31,
Region:	2019	2018
North America	$195,145	$200,698
Europe & Asia	$68,678	$51,725
Eliminations	$(4,890)	$(4,757)
Total Company	$258,933	$247,666

Note 4—Acquisitions

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

Note 5—Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $1,011 and $676 at January 31, 2019 and October 31, 2018, respectively. We recognized bad debt expense of $329 and a benefit of $120 from receivables previously expensed for the three months ended January 31, 2019 and 2018, respectively, in the condensed consolidated statement of operations.

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

The total amount of accounts receivable factored was $8,903 and $13,545 as of January 31, 2019 and October 31, 2018, respectively. As these sales of accounts receivable are with recourse, $7,808 and $11,742 were recorded in accounts payable as of January 31, 2019 and October 31, 2018, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables and the date the client’s invoice is due and the interest rate. The expense associated with

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 6—Related Party Receivables

MTD Products Inc. and MTD Holdings LLC are affiliates of Oak Tree Holdings LLC, which is a greater than 5% beneficial owner of the Company's shares of Common Stock.

Sales to MTD Products Inc. and its affiliates were $1,857 and $1,042 for the three months ended January 31, 2019 and 2018, respectively. At January 31, 2019 and October 31, 2018, we had related party receivable balances of $1,727 and $996, respectively, due from MTD Products Inc. and its affiliates.

Note 7—Inventories, Net
Inventories, net consist of the following:

	January 31, 2019	October 31, 2018
Raw materials	$30,007	$28,457
Work-in-process	26,350	24,435
Finished goods	21,402	21,637
Reserves	$(4,292)	$(3,117)
Total inventory	$73,467	$71,412

Note 8 —Goodwill and Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended January 31, 2019 are as follows:

Balance October 31, 2018	$27,376
Foreign currency translation	233
Balance January 31, 2019	$27,609

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the three months ended January 31, 2019 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2018	$10,311	$3,404	$15	$1,131	$78	$14,939
Amortization expense	(333)	(99)	(4)	(31)	(4)	(471)
Foreign currency translation	1	21	—	—	—	22
Balance January 31, 2019	$9,979	$3,326	$11	$1,100	$74	$14,490

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	January 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	7.7	17,565	$(7,586)	$9,979
Developed technology	9.6	7,186	(3,860)	3,326
Non-compete	0.7	824	(813)	11
Trade Name	8.9	1,875	(775)	1,100
Trademark	4.5	166	(92)	74
		$27,616	$(13,126)	$14,490
Total amortization expense for the three months ended January 31, 2019 and 2018 was $521 and $565, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal 2018 with a 7 year useful life. Amortization expense of $50 for this asset is included in the amortization of intangible assets and the balance of $1,180 is included within other assets for the three months ended January 31, 2019. Amortization expense related to intangible assets and the favorable lease asset for the following fiscal years ending is estimated to be as follows:

Twelve Months Ended January 31,
2020	$2,078
2021	2,067
2022	2,067
2023	2,067
2024	2,059
Thereafter	5,332
$15,670

Note 9—Financing Arrangements
Debt consists of the following:

	January 31, 2019	October 31, 2018
Credit Agreement—interest rate of 5.04% at January 31, 2019 and 4.59% at October 31, 2018	$236,600	$243,300
Capital lease obligations	2,468	2,640
Insurance broker financing agreement	326	738
Total debt	239,394	246,678
Less: Current debt	813	1,327
Total long-term debt	$238,581	$245,351

At January 31, 2019, we had total debt, excluding capital leases, of $236,926, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $236,600, which considers interest rate swap agreements in Note 12 and fixed rate debt of $326. The weighted average interest rate of all debt was 5.03% and 3.88% for the three months ended January 31, 2019 and 2018, respectively.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On October 31, 2017, we executed the Eighth Amendment to the Credit Agreement which among other things: provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability; increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

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

On October 30, 2015, we executed the Fifth Amendment which increased the permitted leverage ratio with periodic reductions beginning after July 30, 2016. In addition, the Amendment permitted various investments as well as up to $40,000 aggregate outstanding principal amount of subordinated indebtedness, subject to certain conditions. Finally, the Amendment provided for a consolidated fixed charge coverage ratio, and provided for up to $50,000 of capital expenditures by the Company and our subsidiaries throughout the year ending October 31, 2016, subject to certain quarterly baskets.

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

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR or the base (or "prime") rate established from time to time by the administrative agent, in each case plus an applicable margin. The Fifth Amendment provided for an interest rate margin on LIBOR loans of 1.5% to 3.0% and of 0.5% to 2.0% on base rate loans depending on the Company's leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants under the Credit Agreement as of January 31, 2019 and October 31, 2018.

After considering letters of credit of $5,931 that we have issued, unused commitments under the Credit Agreement were $107,469 as of January 31, 2019. Actual borrowing capacity is subject to Credit Agreement covenants.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

Other Debt:

On August 1, 2018, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.55% and requires monthly payments of $94 through May 2019. As of January 31, 2019, $326 of principal remained outstanding under this agreement and was classified as current debt in our condensed consolidated balance sheets.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2019 and 2020. As of January 31, 2019, the present value of minimum lease payments under our capital leases amounted to $2,468.

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending January 31,	Credit Agreement	Capital Lease Obligations	Other Debt	Total
2020	$—	$487	$326	$813
2021	—	1,981	—	1,981
2022	—	—	—	—
2023	236,600	—	—	236,600
2024	—	—	—	—
Total	$236,600	$2,468	$326	$239,394

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S Plans

The components of net periodic benefit cost for the three months ended January 31, 2019 and 2018 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended January 31,		Three Months Ended January 31,
	2019	2018	2019	2018
Interest cost	$841	$792	$3	$3
Expected return on plan assets	(835)	(840)	—	—
Amortization of net actuarial loss	287	328	1	2
Net periodic cost	$293	$280	$4	$5

We were not required to and therefore did not contribute to our U.S. pension plans during the three months ended January 31, 2019 and 2018. We expect to contribute at least $1,620 to our U.S. pension plans in fiscal 2019.

We report the service cost component of the net periodic pension and post-retirement costs in the same caption as other compensation costs arising from services rendered. The other components of net period costs are presented outside of operating income in other (income) expense, net.

Non-U.S. Plans

For our Swedish operations, the majority of the pensions obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,166 at January 31, 2019 and $1,081 at October 31, 2018 . The

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $86 and $57 for the three months ended January 31, 2019 and 2018, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Note 11—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended January 31, 2019 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2018	$(29,137)	$(18)	$104	$(21,879)	$(50,930)
Other comprehensive income (loss), net of tax	—	—	(460)	2,705	2,245
Amounts reclassified from accumulated other comprehensive loss	222	18	86	—	326
Net current-period other comprehensive income (loss)	222	18	(374)	2,705	2,571
Balance at January 1, 2019	$(28,915)	$—	$(270)	$(19,174)	$(48,359)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with other expense included on the statements of operations.
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

Note 12—Derivatives and Financial Instruments

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. The Company’s financial risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company does not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low because the Company enters into agreements with commercial institutions that have investment grade credit rating.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	January 31, 2019	October 31, 2018
Net Investment Hedging Instruments:
Cross-currency interest rate swap contract	Other assets	$3,857	$4,432
Cash Flow Hedging Instruments:
Interest rate swap contracts	(Other liabilities) Other assets	$(350)	$135

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

Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the condensed consolidated statements of operations and the effects of hedging on those line items:

Location	January 31, 2019	January 31, 2018
Interest expense	$3,355	$2,340
Effect of hedging on interest expense	$(368)	$280

Note 13—Stock Incentive Compensation
Stock Incentive Compensation requires us to expense share-based payment awards granted. Compensation cost for share-based payments transactions are measured at fair value. For stock options, we use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. New restricted stock and restricted stock units grants are valued at the closing market price of our common stock on the date of grant. We do not estimate a forfeiture rate at the time of grant. Instead, we recognize share-based compensation expense when actual forfeitures occur.

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

The following table summarizes the Company’s Incentive Plan activity for the three months ended January 31, 2019 and 2018:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		220	8.20		12	8.20
Options exercised or restricted stock vested	—	—		(88)	8.48		(7)	7.06
Forfeited or expired	—	—		(1)	7.06		—	—
January 31, 2018	58	$8.16	2.27	572	$7.29	2.22	41	$7.94	1.89

November 1, 2018	33	$9.42	1.84	478	$7.45	1.87	26	$8.17	1.37
Granted	—	—		294	7.06		22	6.96
Options exercised or restricted stock vested	—	—		(123)	7.66		(6)	7.68
Forfeited or expired	—	—		(32)	7.24		—
January 31, 2019	33	$9.42	1.59	617	$7.23	2.36	42	$7.60	2.31
We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three months ended January 31, 2019 and 2018 as follows:

	Three Months Ended January 31,
	2019	2018
Restricted stock	$509	$480
Restricted stock units	36	36
Total	$545	$516
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three months ended January 31, 2019 and 2018.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the three months ended January 31, 2019 and 2018, stock options were not exercised. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At January 31, 2019 and October 31, 2018, the options outstanding and exercisable had an intrinsic value of $7 and $42, respectively.
Restricted Stock Awards - New restricted stock grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of January 31, 2019, there was approximately $3,704 of total unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.
Restricted Stock Units - New restricted stock unit grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of January 31, 2019, there was approximately $245 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the applicable vesting periods.

Note 14—Fair Value of Financial Instruments
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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at January 31, 2019 and October 31, 2018 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2018
Cross-Currency Interest Rate Swap	$4,432	—	$4,432	Income Approach
Interest Rate Swap Contracts	135	—	135	Income Approach
Marketable Securities	21	21	—	Market Approach

January 31, 2019
Cross-Currency Interest Rate Swap	$3,857	—	$3,857	Income Approach
Interest Rate Swap Contracts	(350)	—	(350)	Income Approach
Marketable Securities	23	23	—	Market Approach

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15—Restructuring Charges

During the fourth quarter of fiscal 2017, management initiated restructuring activities such as consolidating manufacturing facilities, making geographical shifts to place production closer to customer facilities, providing a more global and scaleable organization, centralizing departments, optimizing our product plan, and capturing synergies. Management believes these strategic moves will result in a stronger and more agile Company. During the three months ended January 31, 2019 and 2018, respectively, we incurred $3,006 and $1,514 related to employee, professional, legal and other restructuring related costs. Pendergrass assets held for sale of $1,257 are included in other current assets at January 31, 2019. We have incurred restructuring expenses of $14,396 to date. We expect to incur additional costs over the next twelve months. Future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded for the three months ended January 31, 2019:

	January 31, 2019	January 31, 2018
Employee costs	$553	$611
Professional and legal costs	1,242	831
Other	1,211	72
	$3,006	$1,514

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through January 31, 2019:

	Balance as of October 31, 2018	Restructuring Expense	Payments	Balance as of January 31, 2019
Employee costs	$367	553	181	$739
Professional and legal costs	248	1,242	$571	919
Other	—	1,211	$1,211	—
	$615	$3,006	$1,963	$1,658

Note 16—Income Taxes

The provision for income taxes for the three months ended January 31, 2019 was a benefit of $3,087 on loss before income taxes of $7,785 for a consolidated effective tax rate of 39.7%. The year-to-date benefit was calculated using the year-to-date loss, considering non-taxable and non-deductible items expected to be incurred for the full year multiplied by the statutory rate. This methodology is required by ASC 740, Income Taxes, as the use of an estimated annual effective rate would not be reliable.

The provision for income taxes for the three months ended January 31, 2018 was a benefit of $3,058 on income before income taxes of $1,800 for a consolidated effective tax rate of (169.9)%. The consolidated effective tax rate was impacted by the Tax Cuts and Jobs Act (the "TCJA") and foreign losses without tax benefit.

The U.S. Internal Revenue Service has proposed disallowances of the majority of fiscal year 2012 and fiscal year 2013 U.S. R&D credits claimed. We are disputing this tax credit matter and intend to vigorously defend our position. We believe the ultimate resolution of the matters will not materially impact our results of operations, financial position or cash flows. With any tax controversy and litigation, there is, however, a chance of unforeseen loss which due to the number of years involved could materially impact our results, financial position and cash flows. For open tax years through fiscal year 2019, the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest, amounts to approximately $8,500, of which the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2016 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2019 and 2018, approximately 625 and 259 stock awards, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Three Months Ended January 31,
	2019	2018
Net income (loss) available to common stockholders	$(4,698)	$4,858
Basic weighted average shares	23,385	23,107
Effect of dilutive securities:
Restricted stock, units and stock options (1)	—	180
Diluted weighted average shares	23,385	23,287
Basic income (loss) per share	$(0.20)	$0.21
Diluted income (loss) per share	$(0.20)	$0.21
(1) Due to a loss for the three months ended January 31, 2019, no restricted stock, restricted stock units or stock options are included because the effect would be anti-dilutive.

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
Revenues of foreign geographic regions in the table below are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 30.2% and 24.6% of net revenues for the three months ended January 31, 2019 and 2018, respectively.

	Net Revenues
	Three Months Ended January 31
Geographic Region:	2019	2018
North America	$195,145	$200,698
Europe & Asia	$68,678	$51,725
Eliminations	$(4,890)	$(4,757)
Total Company	$258,933	$247,666

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)
	Three Months Ended January 31,
Geographic Region:	2019	2018
North America	$238	$12
Europe & Asia	$1	$(128)
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	January 31, 2019	October 31, 2018
North America	$262,990	$253,711
Europe & Asia	107,424	104,780
Total Company	$370,414	$358,491

Note 19—Commitments and Contingencies

Litigation:

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

Note 20—Subsequent Events

On February 26, 2019, the 2019 Annual Meeting of Stockholders of Shiloh Industries, Inc. was held. Resolutions approved at the meeting included an approval of the 2019 Equity and Incentive Compensation Plan which, among other things, expanded the shares available for grant. Further, a resolution to expand authorized shares of Common Stock was also approved. Both resolutions are subject to future registration statements.

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

Listed below are some of the factors that could potentially cause actual results to differ materially from expected future results.

•	our ability to accomplish our strategic objectives;

•	our ability to derive a substantial portion of our sales from large customers;

•	our ability to obtain future sales;

•	changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities;

•	costs related to legal and administrative matters;

•	our ability to realize cost savings expected to offset price concessions;

•	our ability to successfully integrate acquired businesses, including businesses located outside of the United States;

•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products;

•	inefficiencies related to production and product launches that are greater than anticipated;

•	changes in technology and technological risks;

•	work stoppages and strikes at our facilities and that of our customers or suppliers;

•	our dependence on the automotive and heavy truck industries, which are highly cyclical;

•	the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions affecting car and light truck production;

•	regulations and policies regarding international trade;

•	financial and business downturns of our customers or vendors, including any production cutbacks or bankruptcies;

•	increases in the price of, or limitations on the availability of aluminum, magnesium or steel, our primary raw materials, or decreases in the price of scrap steel;

•	the successful launch and consumer acceptance of new vehicles for which we supply parts;

•	the impact on financial statements of any known or unknown accounting errors or irregularities; and the magnitude of any adjustments in restated financial statements of our operating results;

•
the occurrence of any event or condition that may be deemed a material adverse effect under our outstanding indebtedness or a decrease in customer demand which could cause a covenant default under our outstanding indebtedness;

•	pension plan funding requirements; and

•	other factors besides those listed here could also materially affect our business.
See "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 and "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for a more complete discussion of these risks and uncertainties. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this Quarterly Report on Form 10-Q.
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
(Dollars in thousands, except per share data)

General

Shiloh Industries, Inc. is a global innovative solutions provider to the automotive and commercial vehicle market with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. We offer a broad portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys. We design and manufacture components in body, chassis and powertrain systems with expertise in precision blanks, ShilohCore® acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components. We have approximately 4,000 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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
Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics, Europe and North America production volumes for the three months ended January 31, 2019 and 2018 were as follows:

Production Volumes	Three Months Ended January 31,
	2019	2018
	(Number of Vehicles in Thousands)
Europe	5,202	5,660
North America	3,995	3,954
Total	9,197	9,614

Europe:
Decrease from prior year	(458)
% Decrease from prior year	(8.1)%
North America
Increase from prior year	41
% Increase from prior year	1.0%
Total
Decrease from prior year	(417)
% Decrease from prior year	(4.3)%

Europe:

Uncertainty in the continued economic improvement in Europe has continued to grow due to a number of factors which led to a decrease in product volume year over year. Implementation of fuel consumption and emissions standards such as the Worldwide Harmonized Light Vehicle Test Procedure ("WLTP") have caused disruption in the European automotive market requiring manufacturers to shift production to comply. The United Kingdom's decision to withdraw from the European Union could have an effect on the economy of the remaining European Union countries, as no trade deal has been signed. The European economy is showing signs of a slowdown with manufacturing slumping, especially with the end of Quantitative Easing by the European Central Bank. The end of the program, which was used to stimulate the economy and increase liquidity, will primarily affect Southern Europe. The European automotive market outlook has declined with this uncertainty.

North America:

  Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Production volumes for fiscal 2019 were comparable with 2018 due to continued low fuel prices.

We expect the current North American economic climate to continue for the remainder of the year and into 2020, albeit there is some uncertainty surrounding the potential effects of trade policies, restrictions and practices being implemented or considered by the United States government. Increasing interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles.

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
Refer to Note 16, "Income Taxes," to the Condensed Financial Statements in Item 1 of this report for more information regarding income taxes.
Intangible Assets. Intangible assets with finite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with finite lives on a straight-line basis over periods ranging from three months to 15 years. See Note 8 to the consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.
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
We perform a quantitative goodwill impairment assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.

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
For the year ended October 31, 2018, the actual return on pension plans’ assets for all of our plans was 0.70%, which is lower than the expected rate of return on plan assets of 6.50% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.
Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.

Results of Operations
Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

REVENUES. Revenues for the first quarter of fiscal 2019 were $258,933 compared to revenues of $247,666 in the first quarter of fiscal 2018, an increase of $11,267, or 4.5%. The Brabant acquisitions accounted for $19,757; offset by decreased revenues of $8,550 as a result of the closure of the Pendergrass facility.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2019 was $13,691 compared to gross profit of $27,890 in the first quarter of fiscal 2018, a decrease of $14,199, or (50.9)%. Gross profit as a percentage of sales was 5.3% for the first quarter of 2019 and 11.3% for the first quarter of 2018. The decline in gross profit as a percentage of sales was primarily due to program launch costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $16,085 and $21,240 in the first quarter of fiscal 2019 and 2018, respectively. As a percentage of sales, these expenses were 6.2% of sales for the first quarter of fiscal 2019 and 8.6% of sales for the first quarter of fiscal 2018. The decrease reflects lower compensation costs.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $521 for the first quarter of fiscal of 2019 and $565 for the first fiscal quarter of 2018.

RESTRUCTURING. Restructuring charges of $3,006 were recorded in the first quarter of fiscal 2019 compared to the $1,514 in the first quarter of fiscal 2018. We continue to incur restructuring charges based upon our strategic decision to provide a more efficient and focused footprint allowing us to operate with lower fixed costs. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2019 was $3,355, compared to interest expense of $2,340 in the first quarter of fiscal 2018. The increase in interest expense was the result of higher average borrowed funds. Borrowed funds averaged $281,035 during the first quarter of fiscal 2019 and the weighted average interest rate was 5.03%. In the first quarter of fiscal 2018, borrowed funds averaged $184,046 and the weighted average interest rate of debt was 3.88%.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $(1,486) and $436 for the first quarter of fiscal 2019 and 2018, respectively, a difference of $1,922. Other (income) expense, net, reflects gain on the sale of a building.

PROVISION / BENEFIT FOR INCOME TAXES. The benefit for income taxes in the first quarter of fiscal 2019 was $3,087 on income before taxes of $7,785 for an effective tax rate of 39.7%. The benefit for income taxes in the first quarter of fiscal 2018 was $3,058 on loss before taxes of $1,800 for an effective tax rate of (169.9)%. The effective tax rate for the three months ended January 31, 2019 and 2018 varied from statutory rate primarily due to the effect of foreign currency losses without tax benefit in 2019 and 2018 as well as the Tax Reform Act for 2018.

NET INCOME (LOSS). Net (loss) for the first quarter of fiscal 2019 was $(4,698), or $(0.20) per share, diluted compared to net income for the first quarter of fiscal 2018 of $4,858, or $0.21 per share, diluted.

Liquidity and Capital Resources

General:

Our ability to obtain adequate cash to fund our needs depends on our results of operations and the availability of financing. We believe that cash on hand, cash flow from operations and available borrowings under our Credit Agreement will be sufficient to fund capital expenditures and meet our operating obligations for the next twelve months. However, there can be no assurance to meet these expectations. For additional information, refer to Risk Factors described in Item 1A, included in Part 1 of this report and Part 1, Item 1A of Shiloh's Annual Report on Form 10-K for t the fiscal year ended October 31, 2018.

Cash Flows and Working Capital:

At January 31, 2019, total debt was $239,394 and total equity was $197,940, resulting in a capitalization rate of 54.7% debt, 45.3% equity. Current assets were $287,175 and current liabilities were $219,939, resulting in positive working capital of $67,236.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Three Months Ended January 31,		2019 vs. 2018
	2019	2018	change
Net cash provided by operating activities	$6,361	$11,640	$(5,279)
Net cash used in investing activities	$(4,803)	$(9,885)	$5,082
Net cash provided by (used in) financing activities	$(6,901)	$1,250	$(8,151)

Net Cash Provided By Operating Activities:

	Three Months Ended January 31,
	2019	2018
Operational cash flow before changes in operating assets and liabilities	$2,234	$12,514

Changes in operating assets and liabilities:
Accounts receivable, net	40,283	32,313
Inventories, net	704	(671)
Prepaids and other assets	1,059	(6,044)
Payables and other liabilities	(34,138)	(23,522)
Accrued income taxes	(3,781)	(2,950)
Total change in operating assets and liabilities	$4,127	$(874)

Net cash provided by operating activities	$6,361	$11,640

Cash inflows and outflows from changes in operating assets and liabilities:

•
Cash inflows from changes in operating assets and liabilities was $4,127 for the three months ended January 31, 2019 and cash outflows was $874 for the three months ended January 31, 2018 and was negatively impacted by product launches with increased costs until production production stabilizes.

•
Cash inflows from changes in accounts receivable for the three months ended January 31, 2019 and 2018, were $40,283 and $32,313, respectively. The cash inflows were due to continuing efforts to collect receivables and sales volume changes.

•
Cash inflows from changes in inventory for the three months ended January 31, 2019 were $704 and cash outflows from changes in inventory were $671 for the three months ended January 31, 2018. The difference was primarily driven by a change in customer mix and delivery.

•
Cash inflows from changes in prepaids and other assets for the three months ended January 31, 2019 were $1,059 and cash outflows from changes in prepaids and other assets for the three months ended January 31, 2018 were $6,044. The difference was primarily driven by the timing of invoicing customer-funded tooling.

•
Cash outflows from changes in payables and other liabilities for the three months ended January 31, 2019 were $34,138 and cash outflows from changes in payables and other liabilities for the three months ended January 31, 2018 were $23,522. The difference was primarily driven by the matching of terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer-funded tooling.

•
Cash outflows from changes in accrued income taxes for the three months ended January 31, 2019 and 2018 were $3,781 and $2,950, respectively. The changes were primarily driven by payment of income taxes in foreign jurisdictions.

Net Cash Used In Investing Activities:

Net cash used in investing activities for the three months ended January 31, 2019 and 2018 were $4,803 and $9,885, respectively, and consisted of capital expenditures of $15,661. Additionally, for the three months ended January 31, 2019, proceeds from the sale of assets generated $10,858, primarily from the sale of the Pendergrass facility. The expenditures are attributed to projects for new awards and product launches.

Net Cash Provided By / Used In Financing Activities:

Net cash used in financing activities for the three months ended January 31, 2019 was $6,901 and net cash provided by financing activities for the three months ended January 31, 2018 was $1,250. Financing need is the result of changes in cash flows from operating activities and capital expenditures. As of January 31, 2019, the Company's long-term indebtedness was $238,581. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Long-term debt and short-term borrowings:

As of January 31, 2019, we were in compliance with our long-term financial debt covenants. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

We continue to closely monitor the business conditions affecting the automotive industry. In addition, we closely monitor our working capital needs and believe that the combination of cash from operations, cash balances and available credit facilities will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future.

Contractual Obligations

Our contractual obligations have not changed materially from those disclosed in "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" of our 2018 Form 10-K.

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

Item 3.        Qualitative and Quantitative Market Risk Discussion

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk throughout the normal course of our business operations due to purchases of metals, sales of scrap steel, our ongoing investing and financing activities, and exposure to foreign currency exchange rates. As such, we have established policies and procedures to govern our management of market risks. There have been no material changes to market risk exposures related to changes in commodity pricing, interest rates or currency exchange rates from those discussed in Item 7A of our 2018 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended as of January 31, 2019. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of January 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 19, Commitments and Contingencies, in Item I of this report which is incorporated by reference herein.

Item 1A.    Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial position and operating results. There have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 1, 2019.					X

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 9, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.3	Certificate of Designation, dated December 31, 2001 (incorporated herein by reference to Exhibit 3.1(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).	10-K	000-21964	February 13, 2002	3.1(ii)

3.4	Restated Certificate of Incorporation of the Registrant, dated June 23, 1993 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.5	Amended and Restated By-Laws of the Registrant, as amended through December 18, 2018 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).	8-K	000-21964	December 21, 2018	3.1

10.1	Shiloh Industries, Inc.'s Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 21, 2018).	8-K	000-21964	December 21, 2018	10.1

10.2	Participation Agreement, dated December 17, 2018, by and between Lillian Etzkorn and Shiloh Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 21, 2018).	8-K	000-21964	December 21, 2018	10.2

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ LILLIAN ETZKORN
Lillian Etzkorn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: March 12, 2019