Form 10-Q
period 2019-04-30
SHILOH INDUSTRIES INC
filed 2019-06-10
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Type	Trading symbol	Name of exchange on which registered
Common Stock	SHLO	The Nasdaq Stock Market
Number of shares of Common Stock outstanding as of June 7, 2019 was 23,761,465.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	April 30, 2019	October 31, 2018

	(Unaudited)
ASSETS
Cash and cash equivalents	$17,660	$16,843
Accounts receivable, net	192,125	209,733
Related party accounts receivable	2,306	996
Prepaid income taxes	1,898	1,391
Inventories, net	67,323	71,412
Prepaid expenses	10,083	10,478
Other current assets	8,838	22,124
Total current assets	300,233	332,977
Property, plant and equipment, net	329,359	316,176
Goodwill	27,421	27,376
Intangible assets, net	13,973	14,939
Deferred income taxes	5,734	5,665
Other assets	6,470	12,542
Total assets	$683,190	$709,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$484	$1,327
Accounts payable	180,793	177,400
Other accrued expenses	39,405	63,031
Accrued income taxes	90	1,874
Total current liabilities	220,772	243,632
Long-term debt	247,597	245,351
Long-term benefit liabilities	15,677	15,553
Deferred income taxes	801	2,894
Other liabilities	3,190	2,723
Total liabilities	488,037	510,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively	—	—
Common stock, par value $0.01 per share; 75,000,000 and 50,000,000 shares authorized at April 30, 2019 and October 31, 2018, respectively; 23,762,075 and 23,417,107 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively	238	234
Paid-in capital	115,391	114,405
Retained earnings	132,227	135,813
Accumulated other comprehensive loss, net	(52,703)	(50,930)
Total stockholders’ equity	195,153	199,522
Total liabilities and stockholders’ equity	$683,190	$709,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net revenues	$273,370	$297,340	$532,303	$545,006
Cost of sales	244,691	265,837	489,933	485,613
Gross profit	28,679	31,503	42,370	59,393
Selling, general & administrative expenses	16,879	22,146	32,964	43,386
Amortization of intangible assets	519	595	1,040	1,160
Restructuring	4,460	1,483	7,466	2,997
Operating income	6,821	7,279	900	11,850
Interest expense	3,848	2,645	7,203	4,985
Interest income	(1)	(3)	(6)	(8)
Other (income) expense, net	414	394	(1,072)	830
Income (loss) before income taxes	2,560	4,243	(5,225)	6,043
Provision (benefit) for income taxes	1,448	218	(1,639)	(2,840)
Net income (loss)	$1,112	$4,025	$(3,586)	$8,883
Income (loss) per share:
Basic earnings (loss) per share	$0.05	$0.17	$(0.15)	$0.38
Basic weighted average number of common shares	23,516	23,222	23,450	23,164
Diluted earnings (loss) per share	$0.05	$0.17	$(0.15)	$0.38
Diluted weighted average number of common shares	23,559	23,357	23,450	23,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net income (loss)	$1,112	$4,025	$(3,586)	$8,883
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	288	328	576	656
Income tax provision	(66)	(75)	(132)	(182)
Total defined benefit pension plans & other post retirement benefits, net of tax	222	253	444	474
Marketable securities
Unrealized loss on marketable securities	—	15	—	(129)
Income tax benefit (provision)	—	(3)	—	34
Realized income	—	—	18	—
Total marketable securities, net of tax	—	12	18	(95)
Derivatives and hedging
Unrealized (loss) gain on interest rate swap agreements	(158)	294	(729)	1,160
Income tax benefit (provision)	26	(116)	137	(457)
Reclassification adjustments for settlement of derivatives included in net income	44	215	130	495
Change in fair value of derivative instruments, net of tax	(88)	393	(462)	1,198
Foreign currency translation adjustments
Foreign currency translation gain (loss)	(4,478)	(7,902)	(1,773)	(119)
Unrealized gain (loss) on foreign currency translation	(4,478)	(7,902)	(1,773)	(119)
Comprehensive income (loss), net	$(3,232)	$(3,219)	$(5,359)	$10,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,586)	$8,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,358	21,414
Restructuring	1,272	581
Amortization of deferred financing costs	596	621
Deferred income taxes	(2,739)	(2,949)
Stock-based compensation expense	990	1,042
(Gain) loss on sale of assets	(4,156)	60
Loss on marketable securities	25	—
Changes in operating assets and liabilities:
Accounts receivable, net	25,456	2,294
Inventories, net	7,196	1,287
Prepaids and other assets	2,432	(4,445)
Payables and other liabilities	(33,669)	(7,286)
Prepaid and accrued income taxes	(4,419)	(1,442)
Net cash provided by operating activities	12,756	20,060
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,248)	(23,772)
Acquisitions, net of cash required	—	(62,481)
Derivative settlements	5,855	—
Proceeds from sale of assets	12,339	70
Net cash used in investing activities	(15,054)	(86,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(370)	(448)
Proceeds from long-term borrowings	140,700	174,900
Repayments of long-term borrowings	(138,200)	(100,161)
Payment of deferred financing costs	—	(103)
Proceeds from exercise of stock options	—	33
Net cash provided by financing activities	2,130	74,221
Effect of foreign currency exchange rate fluctuations on cash	985	779
Net increase in cash and cash equivalents	817	8,877
Cash and cash equivalents at beginning of period	16,843	8,736
Cash and cash equivalents at end of period	$17,660	$17,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
January 31, 2018	$233	$112,865	$122,834	$(33,535)	$202,397
Net income	—	—	4,025	—	4,025
Other comprehensive income (loss), net of tax	—	—	—	(7,244)	(7,244)
Restricted stock and exercise of stock options	1	33	—	—	34
Stock-based compensation cost	—	526	—	—	526
April 30, 2018	$234	$113,424	$126,859	$(40,779)	$199,738

January 31, 2019	$237	$114,947	$131,115	$(48,359)	$197,940
Net income	—	—	1,112	—	1,112
Other comprehensive income (loss), net of tax	—	—	—	(4,344)	(4,344)
Restricted stock and exercise of stock options	1	(1)	—	—	—
Stock-based compensation cost	—	445	—	—	445
April 30, 2019	$238	$115,391	$132,227	$(52,703)	$195,153

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2017	$231	$112,351	$117,976	$(42,237)	$188,321
Net income	—	—	8,883	—	8,883
Other comprehensive income, net of tax	—	—	—	1,458	1,458
Restricted stock and exercise of stock options	3	31	—	—	34
Stock-based compensation cost	—	1,042	—	—	1,042
April 30, 2018	$234	$113,424	$126,859	$(40,779)	$199,738

October 31, 2018	$234	$114,405	$135,813	$(50,930)	$199,522
Net income (loss)	—	—	(3,586)	—	(3,586)
Other comprehensive income (loss), net of tax	—	—	—	(1,773)	(1,773)
Restricted stock and exercise of stock options	4	(4)	—	—	—
Stock-based compensation cost	—	990	—	—	990
April 30, 2019	$238	$115,391	$132,227	$(52,703)	$195,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared for Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh Industries," "us," "our" or "we"), without audit, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Revenues and operating results for the three and six months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 2—Recent Accounting Standards

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2016-13 Measurement of Credit Losses on Financial Instruments
The amendments change the impairment model for financial assets measured at amortized cost and available for sale equity securities. This new model will apply to instruments such as loans, held-to-maturity debt securities, loan commitments (including lines of credit), financial guarantees accounted for under ASC 460, net investments in leases, reinsurance and trade receivables. This model will result in an earlier recognition of allowances for losses through the establishment of an allowance account. The estimate of expected credit losses should consider historical and current information, and the reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We continue to include shipping and handling fees billed to customers in revenue, while including costs of shipping and handling in costs of sales as a fulfillment cost.

Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate government agencies.

Payment terms with customers are established based on industry and regional practices and do not exceed 180 days.

Disaggregation of Net Revenues

	Net Revenues
	Three Months Ended April 30,		The Six Months Ended April 30,
Region:	2019	2018	2019	2018
North America	$207,807	$224,933	$402,952	$425,631
Europe & Asia	71,867	76,946	140,546	128,670
Eliminations	(6,304)	(4,539)	(11,195)	(9,295)
Total Company	$273,370	$297,340	$532,303	$545,006

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

Note 5—Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $866 and $676 at April 30, 2019 and October 31, 2018, respectively. We recognized bad debt expense (benefit) of $(3) and $326 for the three and six months ended April 30, 2019, and recognized bad debt expense of $166 and $46 during the three and six months ended April 30, 2018, in the condensed consolidated statement of operations.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts in light of the market conditions in the automotive and commercial vehicle markets.

As a part of our working capital management, we have entered into factoring agreements with third party financial institutions ("institutions") for the sale of certain accounts receivable with recourse. The activity under these agreements is accounted for as sales of accounts receivable under ASC Topic 860 "Transfers and Servicing." These agreements relate exclusively to the accounts receivable of certain Italian and Swedish customers. The amounts sold vary each month based on the amount of underlying receivables and cash flow requirements. In addition, the agreements address events and conditions which may obligate us to immediately repay the institutions the outstanding purchase price of the receivables sold.

The total amount of accounts receivable factored was $11,883 and $13,545 as of April 30, 2019 and October 31, 2018, respectively. As these sales of accounts receivable are with recourse, $11,031 and $11,742 were recorded in accounts payable as of April 30, 2019 and October 31, 2018, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables, the date the customer’s invoice is due and the interest rate. The expense associated with

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 6—Related Party Receivables

MTD Products Inc. and MTD Holdings LLC are affiliates of Oak Tree Holdings LLC, which is a greater than 5% beneficial owner of the Company's shares of Common Stock.

Sales to MTD Products Inc. and its affiliates were $2,343 and $4,202 for the three and six months ended April 30, 2019, respectively and $2,224 and $3,266 for the three and six months ended April 30, 2018, respectively. At April 30, 2019 and October 31, 2018, we had related party receivable balances of $2,306 and $996, respectively, due from MTD Products Inc. and its affiliates.

Note 7—Inventories, Net
Inventories, net consists of the following:

	April 30, 2019	October 31, 2018
Raw materials	$28,963	$28,457
Work in process	23,133	24,435
Finished goods	19,504	21,637
Reserves	$(4,277)	$(3,117)
Total inventories, net	$67,323	$71,412

Note 8 —Goodwill and Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the six months ended April 30, 2019 are as follows:

Balance October 31, 2018	$27,376
Foreign currency translation	45
Balance April 30, 2019	$27,421

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the six months ended April 30, 2019 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2018	$10,311	$3,404	$15	$1,131	$78	$14,939
Amortization expense	(666)	(198)	(8)	(62)	(8)	(942)
Foreign currency translation	(2)	(22)	—	—	—	(24)
Balance April 30, 2019	$9,643	$3,184	$7	$1,069	$70	$13,973

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	April 30, 2019
	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	7.4	17,562	$(7,919)	$9,643
Developed technology	9.3	7,143	(3,959)	3,184
Non-compete	0.4	824	(817)	7
Trade Name	8.7	1,875	(806)	1,069
Trademark	4.3	166	(96)	70
		$27,570	$(13,597)	$13,973
Total amortization expense was $519 and $1,040 for the three and six months ended April 30, 2019, respectively, and $595 and $1,160 for the three and six months ended April 30, 2018, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal year 2018 with a 7 year useful life. Amortization expense for the three and six months ended April 30, 2019 was $48 and $98, respectively. A net balance of $1,105 is included within other assets for the favorable lease asset. Amortization expense related to intangible assets and the favorable lease asset for the following fiscal years ending is estimated to be as follows:

Twelve Months Ended April 30,
2020	$2,066
2021	2,060
2022	2,060
2023	2,061
2024	2,045
Thereafter	4,786
$15,078

Note 9—Financing Arrangements
Debt consists of the following:

	April 30, 2019	October 31, 2018
Credit Agreement—interest rate of 5.44% at April 30, 2019 and 4.59% at October 31, 2018	$245,800	$243,300
Capital lease obligations	2,187	2,640
Insurance broker financing agreement	94	738
Total debt	248,081	246,678
Less: Current debt	484	1,327
Total long-term debt	$247,597	$245,351

At April 30, 2019, we had total debt, excluding capital leases, of $245,894, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $245,800, and fixed rate debt of $94. The weighted average interest rate of all debt was 5.42% and 4.03% for the six months ended April 30, 2019 and 2018, respectively.

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

On October 31, 2017, we executed the Eighth Amendment to the Credit Agreement which, among other things, provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminated the scheduled reductions in such availability; increases the aggregate amount of incremental commitment increased allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

On July 31, 2017, we executed the Seventh Amendment which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Amendment also enhances our ability to take advantage of customer supply chain finance programs.

On October 28, 2016, we executed the Sixth Amendment which increased the permitted consolidated leverage ratio for periods beginning after July 31, 2016; increases the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017, modifies various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions, and makes other ministerial updates.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement leverage ratio (inclusive of the Eighth Amendment) increases in restriction until maturity. At April 30, 2019, the maximum ratio is 3.75 to 1.0. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants under the Credit Agreement as of April 30, 2019 and October 31, 2018.

After considering letters of credit of $6,206 that we have issued, unused commitments under the Credit Agreement were $97,994 as of April 30, 2019. Actual borrowing capacity is subject to Credit Agreement covenants.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

Other Debt:

On August 1, 2018, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.55% and requires monthly payments of $94 through May 2019. As of April 30, 2019, $94 of principal remained outstanding under this agreement and was classified as current debt in our condensed consolidated balance sheets.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2019 and 2020. As of April 30, 2019, the present value of minimum lease payments under our capital leases amounted to $2,187.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement	Capital Lease Obligations	Other Debt	Total
2020	$—	$390	$94	$484
2021	—	1,797	—	1,797
2022	—	—	—	—
2023	245,800	—	—	245,800
2024	—	—	—	—
Total	$245,800	$2,187	$94	$248,081

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S Plans

The components of net periodic benefit cost for the three and six months ended April 30, 2019 and 2018 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
Interest cost	$841	$792	$3	$2
Expected return on plan assets	(835)	(840)		—
Amortization of net actuarial loss	286	328	2	2
Net periodic cost	$292	$280	$5	$4

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Interest cost	$1,682	$1,584	$6	$5
Expected return on plan assets	(1,670)	(1,680)	—	—
Amortization of net actuarial loss	573	656	3	4
Net periodic cost	$585	$560	$9	$9

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We were not required to and therefore did not contribute to our U.S. pension plans during the three and six months ended April 30, 2019 and 2018. We expect to contribute at least $1,620 to our U.S. pension plans in fiscal 2019.

We report the service cost component of the net periodic pension and post-retirement costs in the same caption as other compensation costs arising from services rendered. The other components of net period costs are presented outside of operating income in other (income) expense, net.

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,182 at April 30, 2019 and $1,081 at October 31, 2018. The liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $97 and $183 for the three and six months ended April 30, 2019 and $54 and $111 for the three and six months ended April 30, 2018, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Note 11—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended April 30, 2019 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at January 31, 2019	$(28,915)	$—	$(270)	$(19,174)	$(48,359)
Other comprehensive income (loss), net of tax	222	—	(132)	(4,478)	(4,388)
Amounts reclassified from accumulated other comprehensive loss			44	—	44
Net current-period other comprehensive income (loss)	222	—	(88)	(4,478)	(4,344)
Balance at April 30, 2019	$(28,693)	$—	$(358)	$(23,652)	$(52,703)
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the six months ended April 30, 2019 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2018	$(29,137)	$(18)	$104	$(21,879)	$(50,930)
Other comprehensive income (loss), net of tax	444	18	(592)	(1,773)	(1,903)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	130	—	130
Net current-period other comprehensive income (loss)	444	18	(462)	(1,773)	(1,773)
Balance at April 30, 2019	$(28,693)	$—	$(358)	$(23,652)	$(52,703)
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

Note 12—Derivatives and Financial Instruments

Shiloh is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. Shiloh’s financial risk management program is designed to manage the exposure and volatility arising from these risks and utilizes derivative financial instruments to offset a portion of these risks. We do not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, we monitor counterparty credit ratings. We consider credit non-performance risk to be low because we enter into agreements with commercial institutions that have investment grade credit rating.

On March 1, 2018, we entered into a cross-currency swap in which we would settle interest on the notional amount in Euros and settle interest on the notional amount in dollars, both at a variable rate. The objective of the transaction was to protect the initial net investment in Brabant against adverse changes in the exchange rate between the U.S. dollar and the Euro. Hedge effectiveness was assessed based upon changes in the spot foreign exchange rate. As such, the change in value of the cross-currency interest rate swap related to the change in spot rates was perfectly effective at offsetting changes in cumulative translation adjustment related to the portion of our net investment in Brabant up to the notional amount of the cross-currency interest rate swap.

Under the cross-currency interest rate swap, we received €53,000 on which we would settle interest at the 1-month Euribor rate, and we lent to the counterparty $64,930 on which we would settle interest at the 1-month LIBOR rate. Interest payments were made at the end of every month. The notional amounts in the respective currencies exchanged at the beginning of the cross-currency interest rate swap period were to be repaid at the end of the cross-currency interest rate swap period. The initial maturity of the cross-currency interest rate swap was October 31, 2022. In the second quarter of fiscal 2019, the cross-currency interest rate swap was discontinued and settled in cash for $5,110. The cash value at settlement was driven by changes in foreign currency exchange rates and debt markets from inception to settlement. There was no impact to net income upon settlement.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our derivatives at April 30, 2019 consist of interest rate swap contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	April 30, 2019	October 31, 2018
Net Investment Hedging Instruments:
Cross-currency interest rate swap contract	Other assets	$—	$4,432
Cash Flow Hedging Instruments:
Interest rate swap contracts	(Other liabilities) Other assets	$(465)	$135

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

Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the condensed consolidated statements of operations and the effects of hedging on those line items:

Location	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018
Interest expense	$3,848	$2,645
Effect of hedging on interest expense	$(247)	$21

Location	Six Months Ended April 30, 2019	Six Months Ended April 30, 2018
Interest expense	$7,203	$4,985
Effect of hedging on interest expense	$(615)	$301

Note 13—Stock Incentive Compensation
Stock Incentive Compensation requires us to expense share-based payment awards granted. Compensation cost for share-based payments transactions are measured at fair value. For stock options, we use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. New restricted stock and restricted stock unit grants are valued at the closing market price of our common stock on the date of grant. We do not estimate a forfeiture rate at the time of grant. Instead, we recognize share-based compensation expense when actual forfeitures occur.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2019 Equity and Incentive Compensation Plan
Long-Term / Annual Incentives
On February 26, 2019, stockholders approved and adopted the 2019 Equity and Incentive Compensation Plan ("2019 Plan" or "Incentive Plan") which replaced the 2016 Equity and Incentive Compensation Plan. The 2019 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and our subsidiaries (i) option rights, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.

The following table summarizes the Company’s Incentive Plan activity for the six months ended April 30, 2019 and 2018:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		268	8.06		18	7.90
Options exercised or restricted stock vested	(11)	2.98		(183)	7.69		(15)	8.30
Forfeited or expired	—	—		(8)	7.89		(11)	5.96
April 30, 2018	47	$9.37	2.32	518	$7.35	1.98	28	$8.14	1.93

November 1, 2018	33	$9.42	1.84	478	$7.45	1.87	27	$8.17	1.37
Granted	—	—		370	6.86		31	6.71
Options exercised or restricted stock vested	—	—		(223)	6.79		(14)	7.98
Forfeited or expired	—	—		(39)	7.27		(3)	7.35
April 30, 2019	33	$9.42	1.34	586	$7.34	2.08	41	$7.15	1.89
We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and six months ended April 30, 2019 and 2018 as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Restricted stock	$408	$497	$917	$977
Restricted stock units	37	29	73	65
Total	$445	$526	$990	$1,042
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the six months ended April 30, 2019 and 2018.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the six months ended April 30, 2019 and 2018, stock options were not exercised. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At April 30, 2019 and October 31, 2018, the options outstanding and exercisable had an intrinsic value of $4 and $42, respectively.
Restricted Stock Awards - New restricted stock grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of April 30, 2019, there was $3,370 of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.
Restricted Stock Units - New restricted stock unit grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of April 30, 2019, there was $246 of unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the applicable vesting periods.

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at April 30, 2019 and October 31, 2018 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2018
Cross-Currency Interest Rate Swap	$4,432	—	$4,432	Income Approach
Interest Rate Swap Contracts	135	—	135	Income Approach
Marketable Securities	21	21	—	Market Approach

April 30, 2019
Interest Rate Swap Contracts	$(465)	—	$(465)	Income Approach
Marketable Securities	18	18	—	Market Approach

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15—Restructuring Charges

During the fourth quarter of fiscal 2017, management initiated restructuring activities to reshape Shiloh's global footprint to be flexible to market conditions. Activities included actions such as consolidating manufacturing facilities, making geographical shifts to place production closer to customer facilities, centralizing departments, optimizing our product portfolio and capturing synergies. Management believes these strategic moves will result in a stronger and more agile organization.

During the three and six months ended April 30, 2019, respectively, we incurred $4,460 and $7,466 related to employee, professional, legal and other restructuring related costs. We have incurred restructuring expenses of $18,856 since initiating the restructuring activities.

Global restructuring initiatives have continued to evolve and expand across the organization. We expect to incur additional restructuring costs over and beyond the next twelve months to execute planned restructuring initiatives. Costs of planned restructuring actions will primarily include employee costs and professional fees to execute initiatives. Future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded for the three and six months ended April 30, 2019:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Employee costs	$877	$968	$1,430	$1,579
Professional and legal costs	2,919	281	4,161	1,112
Other	664	234	1,875	306
	$4,460	$1,483	$7,466	$2,997

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through April 30, 2019:

	Balance as of October 31, 2018	Restructuring Expense	Payments	Balance as of April 30, 2019
Employee costs	$367	1,430	1,543	$254
Professional and legal costs	248	4,161	$2,776	1,633
Other	—	1,875	$1,875	—
	$615	$7,466	$6,194	$1,887

Note 16—Income Taxes

The provision for income taxes for the three months ended April 30, 2019 was an expense of $1,448 on income before taxes of $2,560 for a consolidated effective tax rate of 56.6%. The provision for income taxes for the six months ended April 30, 2019 was a benefit of $1,639 on loss before income taxes of $5,225 for a consolidated effective tax rate of 31.4%. The year-to-date benefit was calculated using the year-to-date loss, considering non-taxable and non-deductible items expected to be incurred for the full year multiplied by the statutory rate. This methodology is required by ASC 740, Income Taxes, as the use of an estimated annual effective rate would not be reliable.

The provision for income taxes for the three months ended April 30, 2018 was an expense of $218 on income before income taxes of $4,243 for a consolidated effective tax rate of 5.1%. The provision for income taxes for the six months ended April 30, 2018 was $2,840 on income before taxes of $6,043 for a consolidated effective tax rate of 47.0%.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2019 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the six months ended April 30, 2019 and 2018, 108 and 308 stock awards, respectively, were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net income (loss) available to common stockholders	$1,112	$4,025	$(3,586)	$8,883
Basic weighted average shares	23,516	23,222	23,450	23,164
Effect of dilutive securities:
Restricted stock, units and stock options (1)	43	135	—	147
Diluted weighted average shares	23,559	23,357	23,450	23,311
Basic income (loss) per share	$0.05	$0.17	$(0.15)	$0.38
Diluted income (loss) per share	$0.05	$0.17	$(0.15)	$0.38
(1) Due to a loss for the six months ended April 30, 2019, no restricted stock, restricted stock units or stock options are included because the effect would be anti-dilutive.

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
Foreign net revenues (those outside the United States before eliminations) were $84,464 or 30.9% and $162,755 or 30.6% of net revenues for the three and six months ended April 30, 2019, respectively, and $86,681 or 29.2% and $147,644 or 27.1% for the three and six months ended April 30, 2018, respectively. Foreign net revenues, and geographic regions quantified in the table below, are based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Net Revenues		Net Revenues
	Three Months Ended April 30		Six Months Ended April 30
Geographic Region:	2019	2018	2019	2018
North America	$207,807	$224,933	$402,952	$425,631
Europe & Asia	71,867	76,946	140,546	128,670
Eliminations	(6,304)	(4,539)	(11,195)	(9,295)
Total Company	$273,370	$297,340	532,303	$545,006

The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
	Three Months Ended April 30,		Six months ended April 30,
Geographic Region:	2019	2018	2019	2018
North America	$(27)	$(43)	$211	$(31)
Europe & Asia	$(7)	$(115)	$(6)	$(243)
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	April 30, 2019	October 31, 2018
North America	$267,787	$253,711
Europe & Asia	102,966	104,780
Total Company	$370,753	$358,491

Note 19—Commitments and Contingencies

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

Note 20—Subsequent Events

Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands (the "Dutch Borrower"), as the borrowers, and certain domestic subsidiaries of the Company, as the guarantors, entered into an amendment, dated June 6, 2019 (the "Amendment"), with respect to the Company's existing Credit Agreement (as so amended, the "Credit Agreement"), with the lenders part thereto and Bank of America, N.A. as administrative agent, swing line lender and an L/C issuer. The Amendment amends the Credit Agreement, which was originally entered into on October 25, 2013 and previously amended as of December 30, 2013, June 26, 2014, September 29, 2014, April 29, 2015, October 15, 2015, October 28, 2016, July 31, 2017 and October 31, 2017.

The Amendment, among other things, modifies certain of the thresholds for the consolidated leverage ratio, adjusts the interest rate margins based on the applicable pricing tiers, and modifies various baskets related to the indebtedness of foreign subsidiaries, disposition of assets, capital expenditures and certain sale leaseback transactions, in each case under the Credit Agreement. The Amendment does not modify the aggregate revolving commitments under the Credit Agreement.

Certain of the lenders under the Credit Agreement and their affiliates have provided from time to time, and may continue to provide, investment banking, commercial banking, financial and other services to us which we have paid and intend to pay customary fee and expense reimbursements.

The foregoing is a summary of the material terms and conditions of the Amendment and not a complete description of the Amendment. Accordingly, the foregoing is qualified in its entirety by reference to the Amendment, attached hereto as Exhibit 10.2, and incorporated herein by reference.

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
(Dollars in thousands, except per share data)

General

Shiloh Industries, Inc. is a global innovative solutions provider to the automotive and commercial vehicle market with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. We offer a broad portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys. We design and manufacture components in body, chassis, interior structures and powertrain systems with expertise in precision blanks, ShilohCore® acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components. We have approximately 4,000 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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
Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics, Europe and North America production volumes for the three months and six months ended April 30, 2019 and 2018 were as follows:

Production Volumes	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Europe	5,602	5,959	10,802	11,616
North America	4,296	4,457	8,238	8,412
Total	9,898	10,416	19,040	20,028

Europe:
Decrease from prior year	(357)		(814)
% Decrease from prior year	(6.0)%		(7.0)%
North America
Decrease from prior year	(161)		(174)
% Decrease from prior year	(3.6)%		(2.1)%
Total
Decrease from prior year	(518)		(988)
% Decrease from prior year	(5.0)%		(4.9)%

Europe:

Uncertainty remains in the economic environment in Europe due to a number of factors, resulting in a decrease in year over year vehicle production. Implementation of fuel consumption and emissions standards such as the Worldwide Harmonized Light Vehicle Test Procedure ("WLTP") have caused disruption in the European automotive market requiring manufacturers to shift production to comply. The United Kingdom's consideration to withdraw from the European Union has also had an effect on the economy of the remaining European Union countries, as no trade deal has been signed. The European economy is showing signs of a slowdown with manufacturing slumping, especially with the end of Quantitative Easing by the European Central Bank. The end of the program, which was used to stimulate the economy and increase liquidity, will primarily affect Southern Europe. The European automotive market outlook has declined with this uncertainty.

North America:

Overall economic conditions in North America have been relatively favorable with improving employment levels and strong consumer confidence levels. Annual vehicle production volumes have declined slightly year over year, though remain consistently over 16 million vehicles aided by continued low fuel prices.

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
The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained by the tax authorities based on the technical merits of the position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
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

Results of Operations
Three Months Ended April 30, 2019 Compared to Three Months Ended April 30, 2018

REVENUES. Revenues for the second quarter of fiscal 2019 were $273,370 compared to revenues of $297,340 in the second quarter of fiscal 2018, a decrease of $23,970, or 8.1%. The decrease is primarily attributable to volume. Revenues also decreased $9,430 as a result of the closure of the Pendergrass facility.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2019 was $28,679 compared to gross profit of $31,503 in the second quarter of fiscal 2018, a decrease of $2,824, or 9.0%. Gross profit as a percentage of sales was 10.5% for the second quarter of 2019 and 10.6% for the second quarter of 2018. The decline in gross profit as a percentage of sales was primarily due to program launch costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $16,879 and $22,146 in the second quarter of fiscal 2019 and 2018, respectively. As a percentage of sales, these expenses were 6.2% of sales for the second quarter of fiscal 2019 and 7.4% of sales for the first quarter of fiscal 2018. The decrease reflects lower employee compensation costs and focused initiatives for cost savings.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $519 for the second quarter of fiscal of 2019 and $595 for the first fiscal quarter of 2018.

RESTRUCTURING. Restructuring charges of $4,460 were recorded in the second quarter of fiscal 2019 compared to the $1,483 in the second quarter of fiscal 2018. We continue to incur restructuring charges based upon our strategic decision to provide a more efficient and focused footprint allowing us to operate with lower fixed costs. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2019 was $3,848, compared to interest expense of $2,645 in the second quarter of fiscal 2018. The increase in interest expense was the result of higher average borrowed funds along with a higher effective interest rate on our borrowing. Borrowed funds averaged $292,768 during the second quarter of fiscal 2019 and the effective interest rate was 5.26%. In the second quarter of fiscal 2018, borrowed funds averaged $220,384 and the effective interest rate of debt was 4.13%.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $414 and $394 for the second quarter of fiscal 2019 and 2018, respectively.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in the second quarter of fiscal 2019 was $1,448 on income before taxes of $2,560 for an effective tax rate of 56.6%. The provision for income taxes in the second quarter of fiscal 2018 was $218 on income before taxes of $4,243 for an effective tax rate of 5.1%. The effective tax rate for the three months ended April 30, 2019 and 2018 varied from the statutory rate primarily due to the effect of foreign currency losses without tax benefit in 2019 and 2018 as well as the Tax Reform Act for 2018.

NET INCOME. Net income for the second quarter of fiscal 2019 was $1,112, or $0.05 per share, diluted compared to net income for the second quarter of fiscal 2018 of $4,025, or $0.17 per share, diluted for the reasons discussed above.

Results of Operations
Six Months Ended April 30, 2019 Compared to the Six Months Ended April 30, 2018

REVENUES. Revenues for the first six months of fiscal 2019 were $532,303 compared to first six months of fiscal 2018 revenues of $545,006, a decrease of $12,703. The decrease is primarily attributable to volume. Revenues decreased $17,981 as a result of the closure of the Pendergrass facility.

GROSS PROFIT. Gross profit for the first six months of fiscal 2019 was $42,370 compared to gross profit of $59,393 in the first six months of fiscal 2018, a decrease of $17,023. Gross profit as a percentage of sales was 8.0% in the first six months of fiscal 2019 and 10.9% in the first six months of fiscal 2018. The decline in gross profit as a percentage of sales was primarily due to program launch costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses were $32,964 and $43,386 in the first six months of fiscal 2019 and 2018, respectively, a decrease of $10,422. As a percentage of sales, these expenses were 6.2% of sales in the first six months of fiscal 2019 and 8.0% of sales in the first six months of fiscal 2018. The decrease reflects lower compensation costs.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $1,040 for the first six months of 2019 compared to $1,160 for the first six months of 2018.

RESTRUCTURING. Restructuring charges of $7,466 were recorded in the first six months of fiscal 2019 compared to the $2,997 in the first six months of fiscal 2018. We continue to incur restructuring charges based upon our strategic decision to provide a more efficient and focused footprint allowing us to operate with lower fixed costs. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2019 was $7,203, compared to interest expense of $4,985 during the first six months of fiscal 2018. The increase in interest expense was the result of higher average borrowed funds along with a higher effective interest rate on our borrowing. Borrowed funds averaged $286,901 during the first six months of fiscal 2019 and the effective interest rate was 5.02%. In the first six months of fiscal 2018, borrowed funds averaged $207,953 and the effective interest rate was 4.03%.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $(1,072) and $830 for the first six months of fiscal 2019 and 2018, respectively. Other (income) expense, net reflects the gain on the sale of a building for the first six months of fiscal 2019.

PROVISION / BENEFIT FOR INCOME TAXES. The benefit for income taxes for the first six months of fiscal 2019 was benefit of $1,639 on loss before taxes of $5,225 for an effective tax rate of 31.4%. The provision for income taxes for the first six months of fiscal 2018 was a benefit of $2,840 on income before income taxes of $6,043 for an effective tax rate of (47.0)%. The effective tax rate for the six months ended April 30, 2019 and 2018 varies from the statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets, and tax return to provision adjustments. The first six months of fiscal 2018 benefited from TCJA.

NET INCOME / LOSS. Net loss for the first six months of fiscal 2019 was $3,586, or $0.15 per share, diluted. Net income for the first six months of fiscal 2018 was $8,883 or $0.38 per share, diluted for the reasons discussed above.

Liquidity and Capital Resources

General:

Our ability to obtain adequate cash to fund our needs depends on our results of operations and the availability of financing. We believe that cash on hand, cash flow from operations and available borrowings under our Credit Agreement (as amended subsequent to April 30, 2019 on June 6, 2019 through the Ninth Amendment) will be sufficient to fund capital expenditures and meet our operating obligations for the next twelve months. However, there can be no assurance that we will meet these expectations. For additional information, refer to Risk Factors included in Part 1, Item 1A of Shiloh's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Cash Flows and Working Capital:

At April 30, 2019, total debt was $248,081 and total equity was $195,153, resulting in a capitalization rate of 56.0% debt, 44.0% equity. Current assets were $300,233 and current liabilities were $220,772, resulting in positive working capital of $79,461.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Six Months Ended April 30,		2019 vs. 2018
	2019	2018	change
Net cash provided by operating activities	$12,756	$20,060	$(7,304)
Net cash used in investing activities	$(15,054)	$(86,183)	$71,129
Net cash provided by financing activities	$2,130	$74,221	$(72,091)

Net Cash Provided By Operating Activities:

	Six Months Ended April 30,
	2019	2018
Operational cash flow before changes in operating assets and liabilities	$15,760	$29,652

Changes in operating assets and liabilities:
Accounts receivable, net	25,456	2,294
Inventories, net	7,196	1,287
Prepaids and other assets	2,432	(4,445)
Payables and other liabilities	(33,669)	(7,286)
Accrued income taxes	(4,419)	(1,442)
Total change in operating assets and liabilities	$(3,004)	$(9,592)

Net cash provided by operating activities	$12,756	$20,060

Cash inflows and outflows from changes in operating assets and liabilities:

•
Cash outflows from changes in operating assets and liabilities was $3,004 for the six months ended April 30, 2019 and cash outflows was $9,592 for the six months ended April 30, 2018 which was negatively impacted by product launches with increased costs until production stabilizes.

•
Cash inflows from changes in accounts receivable for the six months ended April 30, 2019 and 2018, were $25,456 and $2,294, respectively. The cash inflows increased due to continuing efforts to collect receivables and sales volume changes.

•
Cash inflows from changes in inventory for the six months ended April 30, 2019 were $7,196 and cash outflows from changes in inventory were $1,287 for the six months ended April 30, 2018. The difference was primarily driven by operational performance, as well as, a change in customer mix and delivery.

•
Cash inflows from changes in prepaids and other assets for the six months ended April 30, 2019 were $2,432 and cash outflows from changes in prepaids and other assets for the six months ended April 30, 2018 were $4,445. The difference was primarily driven by the timing of invoicing customer-funded tooling.

•
Cash outflows from changes in payables and other liabilities for the six months ended April 30, 2019 were $33,669 and cash outflows from changes in payables and other liabilities for the six months ended April 30, 2018 were $7,286. The difference was primarily driven by payment terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer-funded tooling.

•
Cash outflows from changes in accrued income taxes for the six months ended April 30, 2019 and 2018 were $4,419 and $1,442, respectively. The changes were primarily driven by payment of income taxes in foreign jurisdictions.

Net Cash Used In Investing Activities:

Net cash used in investing activities for the six months ended April 30, 2019 and 2018 were $15,054 and $86,183, respectively. Capital expenditures were $33,248 and $23,772 for the six months ended April 30, 2019 and 2018, respectively. The expenditures are attributed to projects for new awards and product launches. Additionally, for the six months ended April 30, 2019, proceeds from the sale of assets generated $12,339, primarily from the sale of the Pendergrass building and other equipment, as well as, cash inflows from derivative settlements of $5,855. The six months ended April 30, 2018 includes $62,481 net cash paid related to the acquisition of Brabant.

Net Cash Provided By Financing Activities:

Net cash provided by financing activities for the six months ended April 30, 2019 was $2,130 and net cash provided by financing activities for the six months ended April 30, 2018 was $74,221. Financing need is the result of changes in cash flows from operating activities and capital expenditures. For the six months ended April 30, 2018 cash provided was used to fund the acquisition of Brabant.

As of April 30, 2019, the Company's long-term indebtedness was $247,597. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Long-term debt and short-term borrowings:

As of April 30, 2019, we were in compliance with our long-term financial debt covenants. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

We continue to closely monitor the business conditions affecting the automotive industry. In addition, we closely monitor our working capital and capital expenditure needs and believe that the combination of cash from operations, cash balances and available credit facilities will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future.

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

Item 3.        Qualitative and Quantitative Market Risk Discussion

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk throughout the normal course of our business operations due to purchases of metals, sales of scrap steel, our ongoing investing and financing activities and exposure to foreign currency exchange rates. As such, we have established policies and procedures to govern our management of market risks. There have been no material changes to market risk exposures related to changes in commodity pricing, interest rates or currency exchange rates from those discussed in Item 7A of our 2018 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended as of April 30, 2019. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of April 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.        Other Information

Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands (the "Dutch Borrower"), as the borrowers, and certain domestic subsidiaries of the Company, as the guarantors, entered into an amendment, dated June 6, 2019 (the "Amendment"), with respect to the Company's existing Credit Agreement (as so amended, the "Credit Agreement"), with the lenders part thereto and Bank of America, N.A. as administrative agent, swing line lender and an L/C issuer. The Amendment amends the Credit Agreement, which was originally entered into on October 25, 2013 and previously amended as of December 30, 2013, June 26, 2014, September 29, 2014, April 29, 2015, October 15, 2015, October 28, 2016, July 31, 2017 and October 31, 2017.

The Amendment, among other things, modifies certain of the thresholds for the consolidated leverage ratio, adjusts the interest rate margins based on the applicable pricing tiers, and modifies various baskets related to the indebtedness of foreign subsidiaries, disposition of assets, capital expenditures and certain sale leaseback transactions, in each case under the Credit Agreement. The Amendment does not modify the aggregate revolving commitments under the Credit Agreement.

Certain of the lenders under the Credit Agreement and their affiliates have provided from time to time, and may continue to provide, investment banking, commercial banking, financial and other services to us which we have paid and intend to pay customary fee and expense reimbursements.

The foregoing is a summary of the material terms and conditions of the Amendment and not a complete description of the Amendment. Accordingly, the foregoing is qualified in its entirety by reference to the Amendment, attached hereto as Exhibit 10.2, and incorporated herein by reference.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 1, 2019.	10-Q	000-21964	March 12, 2019	3.1

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 9, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.3	Certificate of Designation, dated December 31, 2001 (incorporated herein by reference to Exhibit 3.1(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).	10-K	000-21964	February 13, 2002	3.1(ii)

3.4	Restated Certificate of Incorporation of the Registrant, dated June 23, 1993 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.5	Amended and Restated By-Laws of the Registrant, as amended through December 18, 2018 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).	8-K	000-21964	December 21, 2018	3.1

10.1	Shiloh Industries, Inc. 2019 Equity and Incentive Compensation Plan.	DEF 14A	000-21964	January 17, 2019	Appendix A

10.2
Ninth Amendment to Credit Agreement, First Amendment to Security Agreement and First Amendment to Pledge Agreement, dated June 6, 2019, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap me beperkte aansprakelijkheid organized under the laws of the Netherlands, as borrowers, and certain of the domestic subsidiaries of Shiloh Industries, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer.
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
Lillian Etzkorn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: June 10, 2019