Form 10-Q
period 2019-07-31
SHILOH INDUSTRIES INC
filed 2019-09-05
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	SHLO	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of September 3, 2019 was 23,791,200.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 31, 2019	October 31, 2018

	(Unaudited)
ASSETS
Cash and cash equivalents	$11,936	$16,843
Accounts receivable, net	180,502	209,733
Related party accounts receivable	466	996
Prepaid income taxes	6,341	1,391
Inventories, net	67,615	71,412
Prepaid expenses	11,854	10,478
Other current assets	10,318	22,124
Total current assets	289,032	332,977
Property, plant and equipment, net	333,840	316,176
Goodwill	27,384	27,376
Intangible assets, net	13,489	14,939
Deferred income taxes	2,811	5,665
Other assets	7,732	12,542
Total assets	$674,288	$709,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$350	$1,327
Accounts payable	170,175	177,400
Other accrued expenses	45,411	63,031
Accrued income taxes	27	1,874
Total current liabilities	215,963	243,632
Long-term debt	248,393	245,351
Long-term benefit liabilities	14,579	15,553
Deferred income taxes	792	2,894
Other liabilities	3,440	2,723
Total liabilities	483,167	510,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively	—	—
Common stock, par value $0.01 per share; 75,000,000 and 50,000,000 shares authorized at July 31, 2019 and October 31, 2018, respectively; 23,799,035 and 23,417,107 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively	238	234
Paid-in capital	115,977	114,405
Retained earnings	129,518	135,813
Accumulated other comprehensive loss, net	(54,612)	(50,930)
Total stockholders’ equity	191,121	199,522
Total liabilities and stockholders’ equity	$674,288	$709,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net revenues	$263,445	$294,883	$795,748	$839,889
Cost of sales	239,857	262,003	729,790	747,616
Gross profit	23,588	32,880	65,958	92,273
Selling, general & administrative expenses	18,105	22,773	51,069	66,159
Amortization of intangible assets	518	607	1,558	1,767
Restructuring	3,905	1,965	11,371	4,962
Operating income	1,060	7,535	1,960	19,385
Interest expense	4,633	3,209	11,836	8,194
Interest income	(4)	(1)	(10)	(9)
Other (income) expense, net	113	289	(959)	1,119
Income (loss) before income taxes	(3,682)	4,038	(8,907)	10,081
Benefit for income taxes	(973)	(7,014)	(2,612)	(9,854)
Net income (loss)	$(2,709)	$11,052	$(6,295)	$19,935
Income (loss) per share:
Basic earnings (loss) per share	$(0.11)	$0.47	$(0.27)	$0.86
Basic weighted average number of common shares	23,557	23,278	23,486	23,202
Diluted earnings (loss) per share	$(0.11)	$0.47	$(0.27)	$0.85
Diluted weighted average number of common shares	23,557	23,453	23,486	23,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net income (loss)	$(2,709)	$11,052	$(6,295)	$19,935
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	289	328	865	984
Cumulative effect of adoption of ASU 2018-02 (1)	—	(6,138)	—	(6,138)
Income tax provision	(66)	(76)	(198)	(258)
Total defined benefit pension plans & other post retirement benefits, net of tax	223	(5,886)	667	(5,412)
Marketable securities
Unrealized loss on marketable securities	—	(22)	—	(151)
Cumulative effect of adoption of ASU 2018-02 (1)	—	(7)	—	(7)
Income tax benefit	—	4	—	38
Realized income	—	122	18	122
Total marketable securities, net of tax	—	97	18	2
Derivatives and hedging
Unrealized (loss) gain on interest rate swap agreements	(301)	171	(1,030)	1,331
Cumulative effect of adoption of ASU 2018-02 (1)	—	(213)	—	(213)
Income tax benefit (provision)	58	(76)	195	(533)
Reclassification adjustments for settlement of derivatives included in net income (loss)	51	153	181	648
Change in fair value of derivative instruments, net of tax	(192)	35	(654)	1,233
Foreign currency translation adjustments
Foreign currency translation loss	(1,940)	(2,834)	(3,713)	(2,953)
Unrealized loss on foreign currency translation	(1,940)	(2,834)	(3,713)	(2,953)
Comprehensive income (loss), net	$(4,618)	$2,464	$(9,977)	$12,805

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

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,295)	$19,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,010	33,775
Restructuring	1,610	672
Amortization of deferred financing costs	1,033	935
Deferred income taxes	232	(2,251)
Stock-based compensation expense	1,576	1,557
(Gain) loss on sale of assets	(3,562)	2,300
Loss on marketable securities	29	154
Changes in operating assets and liabilities:
Accounts receivable, net	30,213	18,599
Inventories, net	3,900	(2,656)
Prepaids and other assets	(1,564)	(4,884)
Payables and other liabilities	(30,965)	(6,989)
Prepaid and accrued income taxes	(6,863)	(10,266)
Net cash provided by operating activities	24,354	50,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,643)	(38,668)
Proceeds from sale of marketable securities	14	—
Acquisitions, net of cash required	—	(62,481)
Derivative settlements	5,855	—
Proceeds from sale of assets	12,339	2,696
Net cash used in investing activities	(30,435)	(98,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(495)	(667)
Proceeds from long-term borrowings	223,400	218,300
Repayments of long-term borrowings	(220,000)	(161,793)
Payment of deferred financing costs	(1,948)	(105)
Proceeds from exercise of stock options	—	41
Net cash provided by financing activities	957	55,776
Effect of foreign currency exchange rate fluctuations on cash	217	336
Net increase (decrease) in cash and cash equivalents	(4,907)	8,540
Cash and cash equivalents at beginning of period	16,843	8,736
Cash and cash equivalents at end of period	$11,936	$17,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
April 30, 2018	$234	$113,424	$126,859	$(40,779)	$199,738
Net income	—	—	11,052	—	11,052
Other comprehensive income (loss), net of tax	—	—	—	(2,230)	(2,230)
Reclassification of stranded tax effects (1)	—	—	6,358	(6,358)	—
Restricted stock and exercise of stock options	—	7	—	—	7
Stock-based compensation cost	—	515	—	—	515
July 31, 2018	$234	$113,946	$144,269	$(49,367)	$209,082

April 30, 2019	$238	$115,391	$132,227	$(52,703)	$195,153
Net loss	—	—	(2,709)	—	(2,709)
Other comprehensive income (loss), net of tax	—	—	—	(1,909)	(1,909)
Stock-based compensation cost	—	586	—	—	586
July 31, 2019	$238	$115,977	$129,518	$(54,612)	$191,121

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2017	$231	$112,351	$117,976	$(42,237)	$188,321
Net income	—	—	19,935	—	19,935
Other comprehensive income, net of tax	—	—	—	(772)	(772)
Reclassification of stranded tax effects (1)	—	—	6,358	(6,358)	—
Restricted stock and exercise of stock options	3	38	—	—	41
Stock-based compensation cost	—	1,557	—	—	1,557
July 31, 2018	$234	$113,946	$144,269	$(49,367)	$209,082

October 31, 2018	$234	$114,405	$135,813	$(50,930)	$199,522
Net loss	—	—	(6,295)	—	(6,295)
Other comprehensive income (loss), net of tax	—	—	—	(3,682)	(3,682)
Restricted stock and exercise of stock options	4	(4)	—	—	—
Stock-based compensation cost	—	1,576	—	—	1,576
July 31, 2019	$238	$115,977	$129,518	$(54,612)	$191,121

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

Revenues and operating results for the three and nine months ended July 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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
We are in the process of evaluating the impact of adoption of this standard on our financial statements and disclosures. Our continued efforts include assessing the available practical expedients, calculating the lease asset and liability balances associated with individual contractual arrangements and assessing disclosure requirements. In addition, we continue to monitor FASB amendments to ASC Topic 842. While we continue to evaluate the effect of the standard, we anticipate that the adoption will result in a material increase in assets and liabilities on our consolidated balance sheet and will not have a material impact on our consolidated income statement or statement of cash flows.

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

Payment terms with customers are established based on industry and regional practices and do not exceed 180 days.

Disaggregation of Net Revenues

	Net Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
Region:	2019	2018	2019	2018
North America	$203,920	$223,074	$606,872	$648,705
Europe & Asia	65,214	77,438	205,760	206,108
Eliminations	(5,689)	(5,629)	(16,884)	(14,924)
Total Company	$263,445	$294,883	$795,748	$839,889

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

Note 5—Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $831 and $676 at July 31, 2019 and October 31, 2018, respectively. We recognized bad debt expense of $3 and $329 for the three and nine months ended July 31, 2019, and recognized bad debt expense (benefit) of $(32) and $14 during the three and nine months ended July 31, 2018, in the condensed consolidated statement of operations.
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

The total amount of accounts receivable factored was $10,829 and $13,545 as of July 31, 2019 and October 31, 2018, respectively. As these sales of accounts receivable are with recourse, $9,915 and $11,742 were recorded in accounts payable as of July 31, 2019 and October 31, 2018, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables, the date the customer’s invoice is due and the interest rate. The expense associated with

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 6—Related Party Receivables

MTD Products Inc. and MTD Holdings LLC are affiliates of Oak Tree Holdings LLC, which is a greater than 5% beneficial owner of the Company's shares of Common Stock.

Sales to MTD Products Inc. and its affiliates were $1,322 and $5,521 for the three and nine months ended July 31, 2019, respectively and $1,114 and $4,380 for the three and nine months ended July 31, 2018, respectively. At July 31, 2019 and October 31, 2018, we had related party receivable balances of $466 and $996, respectively, due from MTD Products Inc. and its affiliates.

Note 7—Inventories, Net
Inventories, net consists of the following:

	July 31, 2019	October 31, 2018
Raw materials	$28,978	$28,457
Work in process	23,319	24,435
Finished goods	19,785	21,637
Reserves	$(4,467)	$(3,117)
Total inventories, net	$67,615	$71,412

Note 8 —Goodwill and Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended July 31, 2019 are as follows:

Balance October 31, 2018	$27,376
Foreign currency translation	8
Balance July 31, 2019	$27,384

Intangible Assets

The changes in the carrying amount of finite-lived intangible assets for the nine months ended July 31, 2019 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2018	$10,311	$3,404	$15	$1,131	$78	$14,939
Amortization expense	(998)	(296)	(12)	(93)	(12)	(1,411)
Foreign currency translation	(3)	(36)	—	—	—	(39)
Balance July 31, 2019	$9,310	$3,072	$3	$1,038	$66	$13,489

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	July 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	7.2	17,561	$(8,251)	$9,310
Developed technology	9.1	7,129	(4,057)	3,072
Non-compete	0.2	824	(821)	3
Trade Name	8.4	1,875	(837)	1,038
Trademark	4.0	166	(100)	66
		$27,555	$(14,066)	$13,489
Total amortization expense was $518 and $1,558 for the three and nine months ended July 31, 2019, respectively, and $607 and $1,767 for the three and nine months ended July 31, 2018, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal year 2018 with a 7 year useful life. Amortization expense for the three and nine months ended July 31, 2019 was $49 and $147, respectively. A net balance of $1,050 is included within other assets for the favorable lease asset. Amortization expense related to intangible assets and the favorable lease asset for the following fiscal years ending is estimated to be as follows:

Twelve Months Ended July 31,
2020	$2,060
2021	2,057
2022	2,057
2023	2,056
2024	2,041
Thereafter	4,268
$14,539

Note 9—Financing Arrangements
Debt consists of the following:

	July 31, 2019	October 31, 2018
Credit Agreement—interest rate of 5.27% at July 31, 2019 and 4.59% at October 31, 2018	$246,700	$243,300
Capital lease obligations	2,043	2,640
Insurance broker financing agreement	—	738
Total debt	248,743	246,678
Less: Current debt	350	1,327
Total long-term debt	$248,393	$245,351

At July 31, 2019, we had total debt, excluding capital leases, of $246,700, consisting of a revolving line of credit under the Credit Agreement of floating rate debt of $246,700. The weighted average interest rate of all debt was 5.26% and 3.82% for the nine months ended July 31, 2019 and 2018, respectively.

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

On June 6, 2019, we executed the Ninth Amendment to the Credit Agreement which improved certain thresholds for the consolidated leverage ratio and various baskets related to the indebtedness of foreign subsidiaries, disposition of assets, capital expenditures and sale leaseback transactions. The Ninth Amendment also adjusted the interest rate margins based on the applicable pricing tiers, but did not modify the aggregate revolving commitments under the Credit Agreement.

On October 31, 2017, we executed the Eighth Amendment to the Credit Agreement which, among other things, provided for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminated the scheduled reductions in such availability; increased the aggregate amount of incremental commitment increase allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

On July 31, 2017, we executed the Seventh Amendment which modified investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Amendment also enhanced our ability to take advantage of customer supply chain finance programs.

On October 28, 2016, we executed the Sixth Amendment which increased the permitted consolidated leverage ratio for periods beginning after July 31, 2016; increased the permitted consolidated fixed charge coverage ratio for periods beginning after April 30, 2017, modified various baskets related to sale of accounts receivable, disposition of assets, sale-leaseback transactions, and made other ministerial updates.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement leverage ratio increases in restriction until maturity. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and become immediately due and payable. We were in compliance with the financial covenants under the Credit Agreement as of July 31, 2019 and October 31, 2018.

After considering letters of credit of $6,206 that we have issued, unused commitments under the Credit Agreement were $97,094 as of July 31, 2019. Actual borrowing capacity is subject to Credit Agreement covenants.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

Other Debt:

On August 1, 2018, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.55% and required monthly payments of $94 through May 2019.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring between 2019 and 2020. As of July 31, 2019, the present value of minimum lease payments under our capital leases amounted to $2,043.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement	Capital Lease Obligations	Total
2020	$—	$350	$350
2021	—	1,693	1,693
2022	—	—	—
2023	246,700	—	246,700
2024	—	—	—
Total	$246,700	$2,043	$248,743

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S Plans

The components of net periodic benefit cost for the three and nine months ended July 31, 2019 and 2018 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
Interest cost	$843	$791	$3	$3
Expected return on plan assets	(836)	(839)	—	—
Amortization of net actuarial loss	288	328	1	1
Net periodic cost	$295	$280	$4	$4

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Interest cost	$2,525	$2,375	$9	$8
Expected return on plan assets	(2,506)	(2,519)	—	—
Amortization of net actuarial loss	861	984	4	5
Net periodic cost	$880	$840	$13	$13

We made contributions of $1,183 to our U.S. pension plans during the three and nine months ended July 31, 2019. We expect to contribute an additional $219 to our U.S. pension plans before the end of fiscal 2019.

We report the service cost component of the net periodic pension and post-retirement costs in the same caption as other compensation costs arising from services rendered. The other components of net period costs are presented outside of operating income in other (income) expense, net.

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,233 at July 31, 2019 and $1,081 at October 31, 2018. The liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $40 and $223 for the three and nine months ended July 31, 2019, respectively and $52 and $163 for the three and nine months ended July 31, 2018, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended July 31, 2019 and 2018 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)		Interest Rate Swap Adjustment (2)		Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at April 31, 2018	$(27,373)	$(97)		$(121)		$(13,188)	$(40,779)
Other comprehensive income (loss), net of tax	—	(18)		95		(2,834)	(2,757)
Amounts reclassified from accumulated other comprehensive loss	252	122		153		—	527
Net current-period other comprehensive income (loss)	252	104		248		(2,834)	(2,230)
Reclassification to retained earnings (4)	(6,138)	(7)		(213)		—	(6,358)
Balance at July 31, 2018	$(33,259)	$—	—	$(86)	—	$(16,022)	$(49,367)

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at April 30, 2019	$(28,693)	$—	$(358)	$(23,652)	$(52,703)
Other comprehensive income (loss), net of tax	—	—	(243)	(1,940)	(2,183)
Amounts reclassified from accumulated other comprehensive loss	223	—	51	—	274
Net current-period other comprehensive income (loss)	223	—	(192)	(1,940)	(1,909)
Balance at July 31, 2019	$(28,470)	$—	$(550)	$(25,592)	$(54,612)
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
(4) In the three months ended July 31, 2018, Shiloh early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result, the stranded tax effects resulting from the TCJA enacted in December 2017 were reclassified from accumulated other comprehensive loss to retaining earnings.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in accumulated other comprehensive loss in stockholders' equity by component for the nine months ended July 31, 2019 and 2018 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2017	$(27,847)	$(2)	$(1,319)	$(13,069)	$(42,237)
Other comprehensive income (loss), net of tax	—	(113)	798	(2,953)	(2,268)
Amounts reclassified from accumulated other comprehensive loss	726	122	648	—	1,496
Net current-period other comprehensive income (loss)	726	9	1,446	(2,953)	(772)
Reclassification to retained earnings (4)	(6,138)	(7)	(213)	—	(6,358)
Balance at July 31, 2018	$(33,259)	$—	$(86)	$(16,022)	$(49,367)

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2018	$(29,137)	$(18)	$104	$(21,879)	$(50,930)
Other comprehensive income (loss), net of tax	—	—	(835)	(3,713)	(4,548)
Amounts reclassified from accumulated other comprehensive loss, net of tax	667	18	181	—	866
Net current-period other comprehensive income (loss)	667	18	(654)	(3,713)	(3,682)
Balance at July 31, 2019	$(28,470)	$—	$(550)	$(25,592)	$(54,612)
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
(4) In the nine months ended July 31, 2018, Shiloh early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result, the stranded tax effects resulting from the TCJA enacted in December 2017 were reclassified from accumulated other comprehensive loss to retaining earnings.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Our derivatives at July 31, 2019 consist of interest rate swap contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	July 31, 2019	October 31, 2018
Net Investment Hedging Instruments:
Cross-currency interest rate swap contract	Other assets	$—	$4,432
Cash Flow Hedging Instruments:
Interest rate swap contracts	(Other liabilities) Other assets	$(715)	$135

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

Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the condensed consolidated statements of operations and the effects of hedging on those line items:

Location	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018
Interest expense	$4,633	$3,209
Effect of hedging on interest expense	$51	$(274)

Location	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018
Interest expense	$11,836	$8,194
Effect of hedging on interest expense	$(564)	$27

Note 13—Stock Incentive Compensation

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
2019 Equity and Incentive Compensation Plan
Long-Term / Annual Incentives
On February 26, 2019, stockholders approved and adopted the 2019 Equity and Incentive Compensation Plan ("2019 Plan" or "Incentive Plan") which replaced the 2016 Equity and Incentive Compensation Plan. The 2019 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and our subsidiaries (i) stock options, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of Common Stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company’s Incentive Plan activity for the nine months ended July 31, 2019 and 2018:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		296	8.12		18	7.90
Options exercised or restricted stock vested	(12)	3.26		(200)	7.51		(15)	8.30
Forfeited or expired	(3)	12.04		(41)	7.08		(12)	6.18
July 31, 2018	43	$9.33	1.83	496	$7.52	1.95	26	$8.17	1.72

November 1, 2018	33	$9.42	1.84	478	$7.45	1.87	27	$8.17	1.37
Granted	—	—		418	6.73		42	6.47
Options exercised or restricted stock vested	—	—		(230)	6.84		(14)	7.98
Forfeited or expired	—	—		(54)	7.39		(4)	7.35
July 31, 2019	33	$9.42	1.09	612	$7.20	1.97	51	$6.84	2.00
We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and nine months ended July 31, 2019 and 2018 as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Restricted stock	$544	$488	$1,461	$1,465
Restricted stock units	42	27	115	92
Total	$586	$515	$1,576	$1,557
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the nine months ended July 31, 2019 and 2018.
Cash received from the exercise of options for the nine months ended July 31, 2019 and July 31, 2018 was $0 and $41, respectively. Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At July 31, 2019 and October 31, 2018, the options outstanding and exercisable had an intrinsic value of $0 and $42, respectively.
Restricted Stock Awards - New restricted stock grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of July 31, 2019, there was $3,280 of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over the next three fiscal years.
Restricted Stock Units - New restricted stock unit grants are valued at the closing market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of July 31, 2019, there was $258 of unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the applicable vesting periods.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at July 31, 2019 and October 31, 2018 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2018
Cross-Currency Interest Rate Swap	$4,432	—	$4,432	Income Approach
Interest Rate Swap Contracts	135	—	135	Income Approach
Marketable Securities	21	21	—	Market Approach

July 31, 2019
Interest Rate Swap Contracts	$(715)	—	$(715)	Income Approach

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

During the three and nine months ended July 31, 2019, respectively, we incurred $3,905 and $11,371 related to employee, professional, legal and other restructuring related costs. We have incurred restructuring expenses of $22,761 since initiating the restructuring activities.

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

The following table presents information about restructuring costs recorded for the three and nine months ended July 31, 2019:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Employee costs	$947	$1,352	$2,377	$2,931
Professional and legal costs	2,608	58	6,769	1,170
Other	350	555	2,225	861
	$3,905	$1,965	$11,371	$4,962

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through July 31, 2019:

	Balance as of October 31, 2018	Restructuring Expense	Payments	Balance as of July 31, 2019
Employee costs	$367	2,377	2,744	$—
Professional and legal costs	248	6,769	$4,792	2,225
Other	—	2,225	$2,225	—
	$615	$11,371	$9,761	$2,225

Note 16—Income Taxes

The provision for income taxes for the three months ended July 31, 2019 was a benefit of $973 on loss before income taxes of $3,682 for a consolidated effective tax rate of 26.4%. The provision for income taxes for the nine months ended July 31, 2019 was a benefit of $2,612 on loss before income taxes of $8,907 for a consolidated effective tax rate of 29.3%. The year-to-date benefit was calculated using the year-to-date loss, considering non-taxable and non-deductible items expected to be incurred for the full year multiplied by the statutory rate. This methodology is required by ASC 740, Income Taxes, as the use of an estimated annual effective rate would not be reliable.

The provision for income taxes for the three months ended July 31, 2018 was a benefit of $7,014 on income before income taxes of $4,038 for a consolidated effective tax rate of (173.7)%. Income taxes included a $2,300 net benefit related to a return to provision due to a change in estimate and a $5,500 benefit based on adjusting the estimated annual tax rate used to calculate the quarterly provision related to 2018. The provision for income taxes for the nine months ended July 31, 2018 was a benefit of $9,854 on income before taxes of $10,081 for a consolidated effective tax rate of (97.7)%. The consolidated effective tax rate for

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the year decreased primarily due to a $2,300 net tax benefit related to a return to provision due to a change in estimate, a $5,500 tax benefit based on adjusting estimated annual tax rate and tax benefit of $3,966 due to the enactment of the TCJA.

The U.S. Internal Revenue Service has proposed disallowances of the majority of fiscal year 2012 and fiscal year 2013 U.S. R&D credits claimed. We are disputing this tax credit matter and intend to vigorously defend our position. We believe the ultimate resolution of the matters will not materially impact our results of operations, financial position or cash flows. With any tax controversy and litigation, there is, however, a chance of unforeseen loss which due to the number of years involved could materially impact our results, financial position and cash flows. For open tax years through fiscal year 2019, the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest, amounts to approximately $8,000, of which the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2019 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the nine months ended July 31, 2019 and 2018, 141 and 316 stock awards, respectively, were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net income (loss) available to common stockholders	$(2,709)	$11,052	$(6,295)	$19,935
Basic weighted average shares	23,557	23,278	23,486	23,202
Effect of dilutive securities:
Restricted stock, units and stock options (1)	—	175	—	139
Diluted weighted average shares	23,557	23,453	23,486	23,341
Basic income (loss) per share	$(0.11)	$0.47	$(0.27)	$0.86
Diluted income (loss) per share	$(0.11)	$0.47	$(0.27)	$0.85
(1) Due to a loss for the three and nine months ended July 31, 2019, no restricted stock, restricted stock units or stock options are included because the effect would be anti-dilutive.

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
Foreign net revenues (those outside the United States before eliminations) were $82,621 or 31.4% and $245,376 or 30.8% of net revenues for the three and nine months ended July 31, 2019, respectively, and $87,393 or 29.6% and $235,037 or 28.0% for the three and nine months ended July 31, 2018, respectively. Foreign net revenues, and geographic regions quantified in the table below, are based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Net Revenues		Net Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
Geographic Region:	2019	2018	2019	2018
North America	$203,920	$223,074	$606,872	$648,705
Europe & Asia	65,214	77,438	205,760	206,108
Eliminations	(5,689)	(5,629)	(16,884)	(14,924)
Total Company	$263,445	$294,883	795,748	$839,889

The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
	Three Months Ended July 31,		Nine Months Ended July 31,
Geographic Region:	2019	2018	2019	2018
North America	$(221)	$259	$(10)	$228
Europe & Asia	$484	$21	$478	$(222)
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	July 31, 2019	October 31, 2018
North America	$272,595	$253,711
Europe & Asia	102,118	104,780
Total Company	$374,713	$358,491

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

General

Shiloh Industries is a global innovative solutions provider to the automotive and commercial vehicle market with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. We offer a broad portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys. We design and manufacture components in body, chassis, interior structures and powertrain systems with expertise in precision blanks, ShilohCore® acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components. We have approximately 4,000 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

Recent Trends and General Economic Conditions Affecting the Automotive Industry
Our business and operating results are directly affected by the relative strength of the Asian, European and North American automotive industries, which are driven by factors that continue to be critical to our success including winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as shifts in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include changes in raw material costs, negotiation of price increases and cost reduction initiatives. In addition, recent trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of tension and uncertainty to the global economic environment. These and other actions are likely to impact trade policies with other countries and the overall global economy. We are carefully monitoring capacity and availability of the alloys utilized in our production process. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.
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
Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Asia, Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in these markets. According to industry statistics, Asia, Europe and North America production volumes for the three months and nine months ended July 31, 2019 and 2018 were as follows:

Production Volumes	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Asia	5,442	6,435	18,273	21,404
Europe	5,587	5,744	16,452	17,361
North America	4,132	4,018	12,313	12,429
Total	15,161	16,197	47,038	51,194

Asia
Decrease from prior year	(993)		(3,131)
% Decrease from prior year	(15.4)%		(14.6)%
Europe
Decrease from prior year	(157)		(909)
% Decrease from prior year	(2.7)%		(5.2)%
North America
Increase (decrease) from prior year	114		(116)
% Increase (decrease) from prior year	2.8%		(0.9)%
Total
Decrease from prior year	(1,036)		(4,156)
% Decrease from prior year	(6.4)%		(8.1)%

Asia:

Asia Pacific automotive production volumes declined during 2019. The decline in production volumes was due to uncertainty related to the trade dispute between China and the U.S., increasing emission standards and tightened credit for prospective buyers. The ongoing trade dispute between China and the U.S. has negatively impacted consumer confidence. New emission standards recently became effective, which require all new vehicles sold in China meet higher standards. Consumers pulled forward purchases to buy cars under the old emission standards. In June the Chinese government announced measures to stimulate sales. Industry analysts anticipate a stabilization of production volumes through the remainder of 2019. In 2020, we expect that China may show signs of modest recovery as the impact of the new emissions standards subside and the market returns to a more normalized basis supported by government stimulus measures and the potential resolution of the China and the U.S. trade dispute.

Europe:

Uncertainty remains in the economic environment in Europe due to a number of factors, resulting in a decrease in year over year vehicle production. Implementation of fuel consumption and emissions standards such as the Worldwide Harmonized Light Vehicle Test Procedure ("WLTP") have caused disruption in the European automotive market requiring manufacturers to shift production to comply. The United Kingdom's pending withdrawal from the European Union has also had an effect on the economy of the remaining European Union countries, as no trade deal has been signed. The European economy is showing signs of a slowdown with manufacturing slumping, especially with the end of Quantitative Easing by the European Central Bank. The end of the program, which was used to stimulate the economy and increase liquidity, will primarily affect Southern Europe. The European automotive market outlook has declined with this uncertainty.

North America:

North America volumes have been trending downward in the first nine months of the fiscal year. The third quarter volumes did recover slightly but we expect the current North American economic climate to continue to decline for the remainder of the year and into 2020, albeit there is some uncertainty surrounding the potential effects of trade policies and restrictions and practices being implemented or considered by the United States government. High levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles.

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

Results of Operations
Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

REVENUES. Revenues for the third quarter of fiscal 2019 were $263,445 compared to revenues of $294,883 in the third quarter of fiscal 2018, a decrease of $31,438, or 10.7%. The decrease was attributable to negative currency effects of approximately $3.5 million, lower volume of $9.9 million, prior year non-repeating emergency orders of $12.4 million and the impact related to the exit of certain unprofitable products in the prior year of $5.6 million.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2019 was $23,588 compared to gross profit of $32,880 in the third quarter of fiscal 2018, a decrease of $9,292, or 28.3%. Gross profit as a percentage of sales was 9.0% for the third quarter of 2019 and 11.2% for the third quarter of 2018. The decline in gross profit as a percentage of sales was primarily due to program launch costs in the third quarter of fiscal 2019 and approximately $8 million due to one-time emergency orders in the third quarter of fiscal 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $18,105 and $22,773 in the third quarter of fiscal 2019 and 2018, respectively. As a percentage of sales, these expenses were 6.9% of sales for the third quarter of fiscal 2019 and 7.7% of sales for the first quarter of fiscal 2018. The decrease is related to the strategic cost saving initiatives taken to better optimize employee and administrative resources.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $518 for the third quarter of fiscal of 2019 and $607 for the first fiscal quarter of 2018.

RESTRUCTURING. Restructuring charges of $3,905 were recorded in the third quarter of fiscal 2019 compared to the $1,965 in the third quarter of fiscal 2018. Our restructuring charges relate to our global strategic plan to become a more efficient and focused footprint allowing us to operate with lower fixed costs. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2019 was $4,633, compared to interest expense of $3,209 in the third quarter of fiscal 2018. The increase in interest expense was the result of higher average borrowed funds along with a higher effective interest rate on our borrowing. Borrowed funds averaged $297,650 during the third quarter of fiscal 2019 and the effective interest rate was 6.23%. In the third quarter of fiscal 2018, borrowed funds averaged $271,681 and the effective interest rate of debt was 4.72%.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $113 and $289 for the third quarter of fiscal 2019 and 2018, respectively.

BENEFIT FOR INCOME TAXES. The benefit for income taxes in the third quarter of fiscal 2019 was $973 on income before taxes of $3,682 for an effective tax rate of 26.4%. The benefit for income taxes in the third quarter of fiscal 2018 was $7,014 on income before taxes of $4,038 for an effective tax rate of (173.7)%. The effective tax rate for the three months ended July 31, 2019 and 2018 varied from the statutory rate primarily due to the effect of foreign currency losses without tax benefit in 2019 and 2018 as well as the Tax Reform Act for 2018.

NET INCOME (LOSS). Net income (loss) for the third quarter of fiscal 2019 was $(2,709), or $(0.11) per share, diluted compared to net income for the third quarter of fiscal 2018 of $11,052, or $0.47 per share, diluted for the reasons discussed above.

Results of Operations
Nine Months Ended July 31, 2019 Compared to Nine Months Ended July 31, 2018

REVENUES. Revenues for the first nine months of fiscal 2019 were $795,748 compared to first nine months of fiscal 2018 revenues of $839,889, a decrease of $44,141. The decrease was attributable to negative currency effects of approximately $16.3 million, higher volume of $8.1 million, prior year non-repeating emergency orders of $12.4 million and the impact related to the exit of certain unprofitable products in prior year of $23.5 million.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2019 was $65,958 compared to gross profit of $92,273 in the first nine months of fiscal 2018, a decrease of $26,315. Gross profit as a percentage of sales was 8.3% in the first nine months of fiscal 2019 and 11.0% in the first nine months of fiscal 2018. The decline in gross profit as a percentage of sales was primarily due to program launch costs in fiscal 2019 and approximately $8 million due to one-time emergency orders in fiscal 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses were $51,069 and $66,159 in the first nine months of fiscal 2019 and 2018, respectively, a decrease of $15,090. As a percentage of sales, these expenses were 6.4% of sales in the first nine months of fiscal 2019 and 7.9% of sales in the first nine months of fiscal 2018. The decrease is related to strategic cost saving initiatives taken to better optimize employee and administrative resources.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense of $1,558 for the first nine months of 2019 compared to $1,767 for the first nine months of 2018.

RESTRUCTURING. Restructuring charges of $11,371 were recorded in the first nine months of fiscal 2019 compared to the $4,962 in the first nine months of fiscal 2018. Our restructuring activities relate to our global strategic plan to become a more efficient and focused footprint allowing us to operate with lower fixed costs. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2019 was $11,836, compared to interest expense of $8,194 during the first nine months of fiscal 2018. The increase in interest expense was the result of higher average borrowed funds along with a higher effective interest rate on our borrowing. Borrowed funds averaged $290,484 during the first nine months of fiscal 2019 and the effective interest rate was 5.43%. In the first nine months of fiscal 2018, borrowed funds averaged $258,016 and the effective interest rate was 4.23%.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $(959) and $1,119 for the first nine months of fiscal 2019 and 2018, respectively. Other (income) expense, net reflects the gain on the sale of a building for the first nine months of fiscal 2019.

BENEFIT FOR INCOME TAXES. The benefit for income taxes for the first nine months of fiscal 2019 was benefit of $2,612 on loss before taxes of $8,907 for an effective tax rate of 29.3%. The benefit for income taxes for the first nine months of fiscal 2018 was a benefit of $9,854 on income before income taxes of $10,081 for an effective tax rate of (97.7)%. The effective tax rate for the nine months ended July 31, 2019 and 2018 varies from the statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets, and tax return to provision adjustments. The first nine months of fiscal 2018 benefited from TCJA.

NET INCOME (LOSS). Net (loss) for the first nine months of fiscal 2019 was $(6,295), or $(0.27) per share, diluted. Net income for the first nine months of fiscal 2018 was $19,935 or $0.85 per share, diluted for the reasons discussed above.

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

Cash Flows and Working Capital:

At July 31, 2019, total debt was $248,743 and total equity was $191,121, resulting in a capitalization rate of 56.5% debt, 43.5% equity. Current assets were $289,032 and current liabilities were $215,963, resulting in positive working capital of $73,069.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Nine Months Ended July 31,		2019 vs. 2018
	2019	2018	change
Net cash provided by operating activities	$24,354	$50,881	$(26,527)
Net cash used in investing activities	$(30,435)	$(98,453)	$68,018
Net cash provided by financing activities	$957	$55,776	$(54,819)

Net Cash Provided By Operating Activities:

	Nine Months Ended July 31,
	2019	2018
Operational cash flow before changes in operating assets and liabilities	$29,633	$57,077

Changes in operating assets and liabilities:
Accounts receivable, net	30,213	18,599
Inventories, net	3,900	(2,656)
Prepaids and other assets	(1,564)	(4,884)
Payables and other liabilities	(30,965)	(6,989)
Accrued income taxes	(6,863)	(10,266)
Total change in operating assets and liabilities	$(5,279)	$(6,196)

Net cash provided by operating activities	$24,354	$50,881

Cash inflows and outflows from changes in operating assets and liabilities:

•
Cash outflows from changes in operating assets and liabilities was $5,279 for the nine months ended July 31, 2019 and $6,196 for the nine months ended July 31, 2018 which was negatively impacted by product launches with increased costs until production stabilizes.

•
Cash inflows from changes in accounts receivable for the nine months ended July 31, 2019 and 2018, were $30,213 and $18,599, respectively. The cash inflows increased due to continuing efforts to collect receivables and sales volume changes.

•
Cash inflows from changes in inventory for the nine months ended July 31, 2019 were $3,900 and cash outflows from changes in inventory were $2,656 for the nine months ended July 31, 2018. The difference was primarily driven by operational performance, as well as, a change in customer mix and delivery.

•
Cash outflows from changes in prepaids and other assets for the nine months ended July 31, 2019 were $1,564 and cash outflows from changes in prepaids and other assets for the nine months ended July 31, 2018 were $4,884. The difference was primarily driven by the timing of invoicing customer-funded tooling.

•
Cash outflows from changes in payables and other liabilities for the nine months ended July 31, 2019 were $30,965 and cash outflows from changes in payables and other liabilities for the nine months ended July 31, 2018 were $6,989. The difference was primarily driven by payment terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer-funded tooling.

•
Cash outflows from changes in accrued income taxes for the nine months ended July 31, 2019 and 2018 were $6,863 and $10,266, respectively. The changes were primarily driven by payment of income taxes in foreign jurisdictions.

Net Cash Used In Investing Activities:

Net cash used in investing activities for the nine months ended July 31, 2019 and 2018 were $30,435 and $98,453, respectively. Capital expenditures were $48,643 and $38,668 for the nine months ended July 31, 2019 and 2018, respectively. The expenditures are attributed to projects for new awards and product launches. Additionally, for the nine months ended July 31, 2019, proceeds from the sale of assets generated $12,339, primarily from the sale of the Pendergrass building and other equipment, as well as, cash inflows from derivative settlements of $5,855. The nine months ended July 31, 2018 includes $62,481 net cash paid related to the acquisition of Brabant.

Net Cash Provided By Financing Activities:

Net cash provided by financing activities for the nine months ended July 31, 2019 was $957 and net cash provided by financing activities for the nine months ended July 31, 2018 was $55,776. Financing need is the result of changes in cash flows from operating activities and capital expenditures. For the nine months ended July 31, 2018 cash provided by financing activities was used to fund the acquisition of Brabant.

As of July 31, 2019, the Company's long-term indebtedness was $248,393. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Long-term debt and short-term borrowings:

As of July 31, 2019, we were in compliance with our long-term financial debt covenants. Refer to "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

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

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended as of July 31, 2019. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of July 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 1, 2019.	10-Q	000-21964	March 12, 2019	3.1

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 9, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.3	Certificate of Designation, dated December 31, 2001 (incorporated herein by reference to Exhibit 3.1(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).	10-K	000-21964	February 13, 2002	3.1(ii)

3.4	Restated Certificate of Incorporation of the Registrant, dated June 23, 1993 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.5	Amended and Restated By-Laws of the Registrant, as amended through December 18, 2018 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).	8-K	000-21964	December 21, 2018	3.1

10.1	Executive Nonqualified Excess Plan Document					X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Lillian Etzkorn
Lillian Etzkorn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: September 5, 2019