Form 10-K
period 2019-10-31
SHILOH INDUSTRIES INC
filed 2019-12-20
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2019
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
Title of each class Trading Symbol Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share SHLO The NASDAQ Global Select Market
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
Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer  ☐ Smaller Reporting Company  ☒ Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No   ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $5.72 per share as reported by the Nasdaq Global Market, was approximately $85,476,723. Shares of Common Stock beneficially held by each executive officer and director and their respective spouses and affiliates have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of December 17, 2019 was 24,191,338.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2020 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

•
Propulsion systems components include battery boxes and closures, beam axle housings, planetary carriers, clutch housings, transmission gear housings, engine valve covers, valve bodies, rocker arm spacers, heat shields, exhaust manifolds, cones, baffles, muffler shells, engine oil pans, transmission fluid pans, front covers and transmission covers. Additionally, we produce electric vehicles ("EV") structural products such as charger boxes, control boxes, motor housings, battery covers, battery box trays and battery box rails.

Customers

Our customers are primarily in the automotive and commercial vehicle markets. We work closely with the world’s leading OEM and Tier 1 suppliers and have over 200 customers globally. Our customers include Bayerische Motoren Werke AG ("BMW"), Daimler ("Mercedes-Benz"), Faurecia, Fiat Chrysler Automobiles ("FCA"), Ford Motor Company ("Ford"), General Motors Company ("General Motors"), Hendrickson International, Honda Motor Company ("Honda"), Jaguar Land Rover ("JLR"), SAIC Motor, Scania, Tesla Inc., Volvo AB, Volvo Car Corporation and ZF Friedrichshafen AG.

The following customers accounted for more than 10% of our revenues in fiscal 2019, 2018 and 2017:

Customer	2019	2018	2017
General Motors	17.4%	18.8%	17.9%
FCA	17.0%	15.8%	15.0%

Business is awarded as a result of our ability to successfully bid on and win the production and supply of parts for models that will be newly introduced to the market by the OEMs or winning business on existing programs. Our success is due to innovative technologies around design, engineering, and state-of-the-art solutions.
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

For our aluminum and magnesium, used in the CastLight® product brand, the cost of raw materials is adjusted frequently to align with secured purchase commitments based on customer releases or based on referenced metal index plus additional material cost spreads agreed to by us and our customers. Primary aluminum alloys are used in our proprietary "Thin Tech®" castings processes, which allow heat treat and enhanced mechanical properties. Secondary smelting is the process of recycling aluminum, which has a positive impact environmentally and economically. These types of alloys are used in our conventional die casting process. We purchase from suppliers in the U.S., Canada, Europe and China based on competitiveness and regional location.

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

Employees
As of October 31, 2019, we had approximately 3,600 employees of which approximately 2,100 are domestic and approximately 1,500 are international. Organized labor unions represent 15% of our U.S. hourly employees and 99% of our non-U.S. employees.
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

Intellectual Property

We hold 90 issued patents on a worldwide basis, including 31 issued U.S. patents and 47 patent applications in process worldwide. Of the 90 issued patents, 35% are in production use and/or are licensed to third parties and the remaining 65% are being considered for future production use or provide a strategic technological benefit to us. We do not materially rely on any single patent, nor will the expiration of any single patent materially affect our business. Our current patents expire over various periods into the year 2035. We are actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, our worldwide patent portfolio is materially important to our business as it enables us to achieve technological differentiation from our competitors. We also maintain 55 active trademark registrations and applications worldwide. In excess of 98% of these trademark registrations and applications are in commercial use by us or are licensed to third parties.
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
Financial information regarding Company geographic mix is contained in Note 19 - "Business Segment Information" of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

lItem 1A.
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

Deterioration in the United States, Europe and other world economies could harm our customers’ and suppliers’ ability to access the capital markets, which may affect our business, financial position, results of operations and cash flows.

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

Our working capital requirements can vary significantly, depending, in part, on the level, variability and timing of our customers’ production and the payment terms we have with our customers and suppliers. Our liquidity could be adversely affected if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If our available cash flows from operations is not sufficient to fund our ongoing cash needs, we would likely look to our cash balances and borrowing availability under our Credit Agreement (as defined hereinafter) to satisfy those needs. In 2013, we and our subsidiaries entered into a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, CIBC Bank, USA, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents and the other lender parties thereto. We entered into our ninth amendment to the Credit Agreement on June 6, 2019 (the "Amendment"),

which improved certain thresholds for the consolidated leverage retio and various baskets related to the indebtedness of foreign subsidiaries, disposition of assets, capital expenditures, and sale leaseback transactions. Additionally, this amendment adjusted the interest rate margins based on the applicable pricing tiers, but did not modify the aggregate revolving commitments under the Credit Agreement. There can be no assurance that we will be able to continue to satisfy the financial covenants currently under the Credit Agreement, that we will be able to enter into favorable amendments in the future, that alternative sources of additional capital will be available on satisfactory terms or at all or that we will otherwise continue to have the ability to maintain sufficient capital financing. Inability to meet targeted profitability in the next fiscal year could result in a strain to comply with the leverage ratio, which becomes more restrictive each quarter in the next fiscal year. Insufficient liquidity may increase the risk of not being able to produce products or having to pay higher prices for inputs that may not be recovered in selling prices.

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

We base a substantial part of our financial and operational planning on the anticipated lifetime revenues of particular products. We calculate the anticipated lifetime revenues of a product by multiplying our expected price for a product by the forecasted production volume for that product during the length of time we expect the related vehicle to be in production. We use third-party forecasting services to provide long-term forecasts, which allow us to determine how long a vehicle is expected to be in production. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

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
We depend on major vehicle manufacturers for a substantial portion of our net revenues. For example, during 2019, General Motors and FCA accounted for 17.4% and 17.0% of our revenues, respectively. The loss of all, or a substantial portion, of our sales to any of our large-volume customers could have a material adverse effect on our financial position and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may also make fewer sales to major customers for a variety of reasons other than losses of business relationships, including but not limited to: (1) reduced or delayed customer requirements, (2) strikes or other work stoppages affecting production by the customers, (3) customer restructuring or reorganizations, (4) reduced demand for our customers’ products, (5) vehicle program discontinuance or (6) loss of business to competitors.
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

In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality, suppliers and costs of these new program launches could harm our financial position, operating results and cash flows. Finally, even if we successfully manage the timing, quality, suppliers and costs of new program launches with respect to our operations, another of our customers’ suppliers may cause our customers’ production delays, which could harm our financial position, operating results and cash flows.
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

Any of our manufacturing facilities, or any of our machines or equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	cyber attacks;

•	an equipment failure;

•	labor difficulties, prolonged labor strikes or work stoppages;

•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, windstorms, earthquakes, hurricanes or other natural catastrophes;

•	war, terrorism or threats of terrorism or political unrest;

•	governmental regulations or intervention; and

•	other unexpected problems.

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
We derived $315,067 of our revenue in fiscal year 2019 from our non-U.S. operations. The financial position and results of operations of certain of our international operations are measured using the foreign currency in the jurisdiction of those operations as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. A strengthening U.S. dollar against relevant foreign currency reduces the amount of income we recognize from our international operations. We cannot predict the effects of exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be harmed. We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm our results of operations. In addition, the portion of our revenue derived from international operations may increase in the future, due to the impact of acquisitions and overall growth in foreign markets, among other reasons. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents the best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on an industry wide and/or company specific transition from LIBOR to an alternative that will not result in financial market disruptions, significant increases in benchmark rates or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating the related risks.
We are subject to risks related to our international operations.
We sell our products worldwide from our manufacturing and distribution facilities in various regions and countries, including North America, Europe and Asia. Operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•
exposure to changes of trade policies and agreements, including changes the North American Free Trade Agreement ("NAFTA"), including as a result of the United States-Mexico-Canada Agreement (the "USMCA") or otherwise and other international trade agreements;

•	exposure to impact of tariffs or other forms of political incentive systems affecting international trade;

•	exposure to local economic conditions and labor issues;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	investment restrictions or requirements;

•	currency exchange rate fluctuations;

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries,

•	export and import restrictions; and

•	difficulties in penetrating new markets due to established and entrenched competitors.
Increasing our manufacturing footprint in the Asian market, specifically China, is an important element of our long-term strategy. In addition, our strategy includes expanding our manufacturing footprint. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us is unpredictable and varies from country to country.
Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
In June 2016, a majority of the voters in the United Kingdom elected to withdraw from the European Union ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, thereby triggering a two-year negotiation period which has now been extended to January 31, 2020, unless further extension is agreed to by the parties. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. The Company does not have manufacturing operations in the United Kingdom but does have a customer service center in the United Kingdom and manufacturing facilities in the European Union. In addition, our supply chain and that of our customers is highly integrated across the European Union, and we are highly dependent on the free flow of goods in those regions. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of "Brexit" on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other's respective markets.

We may continue to restructure our operations in the U.S. and various other countries and initiate additional cost reductions, but we may not succeed in doing so.
In 2017, we announced a restructuring plan designed to improve future profitability and competitiveness. As we continue to assess our performance throughout North America and Europe, we may take additional restructuring actions to rationalize our operations. This could result in asset write-downs or impairments and reduce our profitability in the periods incurred. For example, the Company continues to proactively address the shift in consumer automotive preferences and the Company’s desire to increase flexibility in managing cyclical changes. We are continuing to implement a number of operational effectiveness initiatives aimed to improve productivity and reduce costs. These actions could lead to increased risks of labor unrest or strikes, litigation, negative publicity and business disruption. Failure to realize anticipated savings or benefits from our restructuring and/or cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

The U.S. Congress and presidential administration may make substantial changes to fiscal, political, regulatory and other federal policies that may adversely affect our business, financial position, operating results and cash flows.

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
As of October 31, 2019, 15% of our U.S. hourly employees and 99% of our non-U.S. employees were unionized. Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be harmed by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our recent history, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.

In addition, many of the hourly employees of our customers in North America and many of their other suppliers are unionized. Vehicle manufacturers, their suppliers and their respective employees in other countries are also subject to labor agreements. A work stoppage or strike at one of our production facilities, at those of a customer, or impacting a supplier of ours or any of our customers, such as the 2019 dispute between the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (collectively, the "United Auto Workers") and General Motors, could have a material adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.
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

Our operations rely on a number of information technologies to manage, store and support business activities. We have a number of systems, processes and practices in place that are designed to protect against the failure of our systems. We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance that risks of such attacks are appropriately mitigated. Despite our efforts to protect sensitive and confidential information and personal data, including our employees' personal information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, disclosure, modification or destruction of proprietary and other key information, production downtimes and operational disruptions, which in turn could adversely affect our results of operations. Our systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of our intellectual property or trade secrets, disclosure, modification or destruction of proprietary and other key information and production downtimes and operational disruptions, which in turn could adversely affect our results of operations. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Changes in privacy laws, regulations and standards may cause our business to suffer.
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted and may in the future adopt, laws and regulations affecting data privacy. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. We may be required to incur significant costs to comply with privacy and data securities laws, rules and regulations. Any inability to adequately address privacy and security concerns, even if unfounded, or to comply with applicable privacy and data security laws, rules and regulations could result in additional cost and liability to us, damage our reputation, inhibit our sales and adversely affect our business.

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

The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:

•	product quality;

•	technical expertise, product design and development capability;

•	new product innovation;

•	reliability and timeliness of delivery;

•	price competitiveness;

•	manufacturing expertise;

•	operational flexibility;

•	global production capabilities;

•	financial viability;

•	customer service; and

•	overall management.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform at the beginning of 2018, and certain provisions of the reformed law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial position, results of operations and cash flows may be adversely impacted.

Impairment charges relating to our goodwill or long lived assets could adversely affect our financial performance.

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill be periodically evaluated for impairment. As of October 31, 2019, we had $22,395 of goodwill, or 3.4% of our total assets, that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value which could result in a write-down of goodwill and a reduction of net income. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our long lived assets. Any charges relating to impairments of goodwill or long lived assets may adversely affect our results of operations in the periods recognized.

Oak Tree Holdings LLC may exercise significant influence over us.

Oak Tree Holdings LLC and its affiliates owned 31% of our common stock as of October 31, 2019. As a result, Oak Tree Holdings LLC and its affiliates, which includes a member of the Company's Board of Directors, have significant influence over the vote in any election of directors and thereby the board of directors' policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation or bylaws and the entering into of extraordinary transactions, and Oak Tree Holdings LLC's and its affiliates' interests may not in all cases be aligned with other stakeholders' interests. In addition, Oak Tree Holdings LLC and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to us or be opposed by other stockholders.
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

Certain liabilities of our pension plans are underfunded and we have unfunded post-retirement benefit obligations. Additional cash contributions we may be required to make to our pension plans or amounts we may be required to pay in respect of post-retirement benefit obligations will reduce the cash available for our business.

A certain number of our employees in the United States are participants in defined benefit pension plans which we sponsor. As of October 31, 2019, the unfunded amount of our U.S. pension plans was $22.6 million. While future benefit accruals under our U.S. defined benefit plans were frozen, we may have ongoing obligations to make contributions to our U.S. pension plans as required in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended. In addition, we sponsor unfunded post-retirement benefits for a limited number of employees. As of October 31, 2019, the unfunded amount for these post-retirement benefits was $0.3 million. Cash contributions to these plans and payment of these post-retirement benefit obligations will reduce the cash available for our business. Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event our pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which likely would result in a larger obligation than that based on the assumptions it has used to fund such plans).

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
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting and preparation and fair presentation of financial statements. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent internal control limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.

Item 1B.     Unresolved Staff Comments

Not Applicable.

Item 2.	Properties.

We own our principal executive offices, which are located at 880 Steel Drive, Valley City, Ohio 44280.

We maintain 23 manufacturing facilities and 7 technical and administrative facilities located in Asia, Europe and North America encompassing approximately 3.7 million square feet. Of the 30 facilities, 18 are leased.

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
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol "SHLO." On December 17, 2019, the closing price for our common stock was $3.53 per share.
Holders
As of the close of business on December 17, 2019, there were 125 stockholders of record for our common stock.
Dividends
We did not pay any dividends in 2019 or 2018. Our current Credit Agreement contains covenants that could restrict, under certain circumstances, the ability to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Performance Graph of Stock

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.
Stock Issuable Under Equity Compensation Plan
The equity compensation plan information set forth in Item 12 of this Annual Report is incorporated by reference herein.
Recent Sale of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.    Selected Financial Data
The following table presents information from our Consolidated Financial Statements as of or for the five years ended October 31, 2019. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

	Year Ended October 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share amount)
Operating Results
Revenues	$1,054,707	$1,139,944	$1,041,986	$1,065,834	$1,073,052
Selling, general & administrative expenses (1)	71,312	88,604	83,070	73,401	62,976
Net income (loss)	(19,947)	11,479	(697)	3,669	5,905
Basic earnings (loss) per common share	$(0.85)	$0.49	$(0.04)	$0.21	$0.34
Diluted earnings (loss) per common share	$(0.85)	$0.49	$(0.04)	$0.21	$0.34

Financial Position
Total assets	$651,691	$709,675	$618,583	$626,429	$660,854
Long-term debt	248,695	245,351	181,065	256,922	298,873
Total liabilities	484,177	510,153	430,262	493,639	526,392
Total stockholders' equity	167,514	199,522	188,321	132,790	134,462

(1) Fiscal years 2015 through 2017 reflect the reclassification of non-service cost components of net benefit costs to outside of operating income as a result of ASU 2017-07 adoption effective November 1, 2017.

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

Recent Trends and General Economic Conditions Affecting the Automotive Industry

Our business and operating results are directly affected by the relative strength of the North American, European and Asian automotive industries, which are driven by factors that continue to be critical to our success including winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as shifts in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include changes in raw material costs, negotiation of price increases and cost reduction initiatives. In addition, recent trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of tension and uncertainty to the global economic environment. These and other actions are likely to impact trade policies with other countries and the overall global economy. We are carefully monitoring capacity and availability of the alloys utilized in our production process. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

Due to the diversification of our business, we are exposed to foreign currency fluctuations. Over the past 12 months, the U.S. dollar has continued to strengthen against foreign currencies and in doing so, has reduced the amount of income we would have recognized from our international operations. We cannot predict the effects of exchange rate fluctuations on our future operating results. We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks.

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

Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Asia, Europe and North America. Our revenues are dependent upon the production of automobiles and light trucks in both Europe and North America. According to industry statistics, Asia, Europe and North America automotive production volumes for the fiscal years ended October 31, 2019, 2018 and 2017 were as follows (in thousands):

Production Volumes	Year Ended October 31,
	2019	2018	2017
Asia	24,531	27,931	27,954
Europe	21,361	22,331	21,966
North America	16,391	16,971	17,248
Total	62,283	67,233	67,168

Asia:
Change from prior year	(3,400)	(23)
% Change from prior year	(12.2)%	(0.1)%
Europe:
Change from prior year	(970)	365
% Change from prior year	(4.3)%	1.7%
North America
Change from prior year	(580)	(277)
% Change from prior year	(3.4)%	(1.6)%
Total
Change from prior year	(4,950)	65
% Change from prior year	(7.4)%	0.1%

Asia:
Asia Pacific automotive production volumes declined in fiscal 2019. The decline in production volumes was due to uncertainty related to the trade dispute between China and the U.S., increasing emission standards and tightened credit for prospective buyers. The ongoing trade dispute between China and the U.S. has negatively impacted consumer confidence. New emission standards recently became effective, which require all new vehicles sold in China to meet higher standards. Consumers pulled forward purchases to buy cars under the old emission standards. Industry analysts anticipate a stabilization of production volumes through the remainder of 2019. In 2020, we expect China may show signs of modest recovery as the impact of the new emissions standards subside and the market returns to a more normalized basis supported by government stimulus measures and the potential resolution of the China and U.S. trade dispute.

Europe:

Signs of a weakening European economy have been evident with a reduction in light vehicle production levels in 2019 to levels below those of 2017. Uncertainty about the economic environment in Europe has continued to grow due to a number of factors. The United Kingdom's decision to withdraw from the European Union could have an effect on the economy of the remaining European Union countries, as no trade deal has been signed. This lack of a trade deal also increases industry concerns relating to the potential effect on production in the United Kingdom factories and resulting sales impacts.

The European economy is showing signs of a slowdown with manufacturing slumping, especially with the Quantitative Easing by the European Central Bank. This program was used to stimulate the economy and increase liquidity, primarily in Southern Europe. The European automotive market outlook has declined with this uncertainty along with further concerns stemming from the 2020/2021 carbon dioxide regulations which carry with them significant fines for noncompliance.

North America:

During the fourth quarter of fiscal 2019, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America went on strike against General Motors. This strike affected the production level of all vehicles specific to General Motors in North America and was a key factor in the decline of light weight automotive vehicles during fiscal 2019. A resolution to the strike was reached on October 25, 2019.

The overall North American light vehicle market has shown modest signs of weakening demand levels since 2017 with the uncertainty surrounding the potential effects of trade policies, restrictions and practices being implemented or considered by the existing government leadership in the United States. Consumer confidence levels have also seen a decline in recent months. Economic conditions in North America that remain relatively favorable are the improving employment levels and comparatively low/stable fuel prices.

We expect modest declines in the North American economic climate to continue for the remainder of the year and into 2020. Fluctuating interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles.

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
Transformation
With the slowdown in the North American and European economies and the uncertainty with Brexit, we have continued to strategically transform our business through realignment of manufacturing processes, headcount reduction, consolidation of administrative functions and process improvements.   The transformation efforts have resulted  in some one-time restructuring costs in  2019.   The  transformation is anticipated to be completed at the end of 2020.  We expect the strategic transformation to result in a more profitable operation poised to capitalize on future opportunities to gain market share.

Results of Operations

Year Ended October 31, 2019 Compared to Year Ended October 31, 2018

REVENUES. Revenues for fiscal 2019 were $1,054,707, a decrease of $85,237 from fiscal 2018 of $1,139,944, or 7.5%. The decrease in revenue was driven partially by the United Auto Workers' strike on General Motors that was effective for 40 days during the Company's fourth quarter in fiscal 2019, which reduced our production and distribution. The decrease in revenue was also impacted by negative currency effects of approximately $20 million, a nonrecurring $19.9 million favorable impact in fiscal 2018 relating to assisting a customer through a competing supplier's unplanned plant closure and the impact related to the exit of certain unprofitable products in the prior year of $24.1 million.

GROSS PROFIT. Gross profit for fiscal 2019 was $90,576 compared to gross profit of $116,095 in fiscal 2018, a decrease of $25,519, or (22.0)% . Gross profit as a percentage of sales was 8.6% for fiscal 2019 and 10.2% for fiscal 2018, a decline of 1.6%. The decline in gross profit as a percentage of sales was primarily due to inefficiencies related to product launches and a nonrecurring $14 million favorable impact in fiscal 2018 related to assisting a customer through a competing supplier's unplanned plant closure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Selling, general and administrative expenses were $71,312 for fiscal 2019 and a decrease of $17,292 from fiscal 2018 of $88,604. As a percentage of sales, these expenses were 6.8% of sales for fiscal 2019 and 7.8% for fiscal 2018. The decrease in selling, general and administrative expenses was driven by a decrease in compensation costs of approximately $11.5 million and other costs such as travel and entertainment, which is in line with the Company's restructuring initiatives.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $2,075 for fiscal 2019 and $2,372 for fiscal 2018.

RESTRUCTURING. Restructuring charges of $17,072 were recorded during fiscal 2019 and $6,613 in fiscal 2018 based upon strategic decisions to provide a more efficient and focused business footprint. These costs primarily included employee-related costs, professional and legal fees and other related costs.

ASSET IMPAIRMENT. During 2019, we continued to restructure and realign our European business to optimize future performance for recent industry declines in sales volume and forecasted declines. The annual assessment of goodwill considered changes in macroeconomic conditions, industry trends, Brexit, operating results and the timing of the transformation, which resulted in an impairment due to the reduction in calculated fair value. The total asset impairment for fiscal 2019 was $5,701 and no impairment was recognized in fiscal 2018.

INTEREST EXPENSE. Interest expense for fiscal 2019 was $16,258, compared to interest expense of $11,343 during fiscal 2018. The higher interest expense resulted from a higher weighted average interest rate on the floating rate debt.

OTHER EXPENSE, NET. Other income (expense), net was $1,272 for fiscal 2019 and $(913) for fiscal 2018, a positive change of $2,185. Other income (expense), net primarily reflects a favorable impact from the sale of the Company's Pendergrass Facility.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in fiscal 2019 was a benefit of $611 on a loss before taxes of $20,558 for an effective tax rate of 3.0%. In fiscal 2018, the provision for income taxes was a tax benefit of $5,219 on income before taxes of $6,260 for an effective tax rate of (83.4)%. The effective tax rate for the fiscal years ended October 31, 2019 and 2018 varies from the statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets and tax return to provision adjustments.

NET INCOME (LOSS). The net loss for fiscal 2019 was ($19,947), or $0.85 per share, compared to net income in fiscal year 2018 of $11,479, or $0.49 per share.

Results of Operations
Year Ended October 31, 2018 Compared to Year Ended October 31, 2017

REVENUES. Revenues for fiscal 2018 were $1,139,944, an increase of $97,958 from fiscal 2017 of $1,041,986, or 9.4%. The Brabant acquisitions accounted for $82,578. New program launches with several customers such as FCA, General Motors, Honda and Tesla were also key drivers in the revenue growth.

GROSS PROFIT. Gross profit for fiscal 2018 was $116,095 compared to gross profit of $115,355 in fiscal 2017, an increase of $740, or 0.6%. Gross profit as a percentage of sales was 10.2% for fiscal 2018 and 11.1% for fiscal 2017, a decline of 900 basis points. The decline in gross profit as a percentage of sales was primarily due to program launch costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies, new product launches and acquisition activities. Selling, general and administrative expenses of $88,604 for fiscal 2018 and an increase of $5,534 from fiscal 2017 of $83,070. As a percentage of sales, these expenses were 7.8% of sales for fiscal 2018 and 8.0% for fiscal 2017. Acquisition related expenses were $3,743 in fiscal 2018.

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

INTEREST EXPENSE. Interest expense for fiscal 2018 was $11,343, compared to interest expense of $15,088 during fiscal 2017. The decrease in interest expense was the result of lowering borrowing rates.

OTHER EXPENSE, NET. Other expense, net was $913 for fiscal 2018, compared to other expense, net of $3,501 for fiscal 2017, a decrease of $2,588. Other expense, net primarily reflects a favorable impact from foreign currency transaction gains of $1,527.

PROVISION / BENEFIT FOR INCOME TAXES. The provision for income taxes in fiscal 2018 was a tax benefit of $5,219 on income before taxes of $6,260 for an effective tax rate of (83.4%). In fiscal year 2017, the provision for income taxes was a tax expense of $7,120 on a loss before taxes of $6,423 for an effective tax rate of 110.9%. The effective tax rate for the fiscal years ended October 31, 2018 and 2017 varies from the statutory rate due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate, certain foreign losses without tax benefits, change to valuation allowance against certain foreign deferred tax assets and tax return to provision adjustments.

NET INCOME (LOSS). Net income for fiscal 2018 was $11,479, or $0.49 per share, compared to net loss in fiscal year 2017 of $(697), or $0.04 per share.

Liquidity and Capital Resources

General:
Our ability to obtain adequate cash to fund our needs depends generally on the results of our operations and the availability of financing. We believe that cash on hand, cash flow from operations and available borrowings under our Credit Agreement will be sufficient to fund capital expenditures and meet our operating obligations for the next twelve months. As of October 31, 2019, we had available borrowings of $97,051, which are subject to compliance with financial covenants, and cash of $14,320, with $13,101 in foreign subsidiaries. In the longer term, we believe that expected operations will provide adequate long-term cash flows. However, there can be no assurance that we will meet such expectations. For additional information, refer to the Company's Risk Factors described in Item 1A, included in Part 1 of this report.

Cash Flows and Working Capital:

At October 31, 2019, total debt was $250,670 and total equity was $167,514, resulting in a capitalization rate of 59.9% debt, 40.1% equity. Current assets were $275,999 and current liabilities were $208,138, resulting in positive working capital of $67,861.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

				Year Ended	Year Ended
	Years Ended October 31,			2019 vs. 2018	2018 vs. 2017
	2019	2018	2017	change	change
Net cash provided by operating activities	$31,246	$53,226	$76,315	$(21,980)	$(23,089)
Net cash used in investing activities	$(36,977)	$(109,057)	$(39,620)	$72,080	$(69,437)
Net cash provided by (used in) financing activities	$2,864	$63,700	$(37,523)	$(60,836)	$101,223

Net Cash Provided by Operating Activities:

	Years Ended October 31,
	2019	2018	2017
Operational cash flow before changes in operating assets and liabilities	$35,325	$52,092	$56,884

Changes in operating assets and liabilities:
Accounts receivable, net	34,114	(1,426)	(2,919)
Inventories, net	7,083	412	(888)
Prepaids and other assets	(1,619)	1,733	5,375
Payables and other liabilities	(41,644)	(1,462)	16,715
Prepaid and accrued income taxes	(2,013)	1,877	1,148
Total change in operating assets and liabilities	$(4,079)	$1,134	$19,431

Net cash provided by operating activities	$31,246	$53,226	$76,315

Cash inflow and outflow from changes in operating assets and liabilities:

•
Cash outflows from changes in operating assets and liabilities was $4,079 for the fiscal year ended October 31, 2019 and was negatively impacted by higher costs associated with new product launches. Cash inflows for the fiscal year ended October 31, 2018 was $1,134 and was positively impacted by increased sales associated with new product launches. Cash inflows from changes in operating assets and liabilities was $19,431 for the fiscal year ended October 31, 2017 and was positively impacted by the timing of collections and payments.

•
Cash inflows from changes in accounts receivable for the fiscal year ended October 31, 2019 was $34,114 as a result of accounts receivable factoring and increased collection activities. Cash outflows from changes in accounts receivable for the fiscal year ended October 31, 2018 was $1,426 as a result of sales increases. Cash outflows from changes in accounts receivable for the fiscal year ended October 31, 2017 was $2,919, primarily driven by sales decreases and timing of collections.

•
Cash inflows (outflows) from changes in inventory for the fiscal years ended October 31, 2019, 2018 and 2017 were $7,083, $412, and $(888), respectively. All three years of changes were driven by a change in customer mix and delivery timing.

•
Cash outflows from changes in prepaids and other assets for the fiscal year ended October 31, 2019 was $1,619 as a result of timing of tooling expenditures compared to cash receipts. Cash inflows from changes in prepaids and other assets for the fiscal year ended October 31, 2018 was $1,733 as a result of an improvement in the process of invoicing of customer reimbursed tooling. Cash inflows from changes in prepaids and other assets for the fiscal year ended October 31, 2017 was $5,375 also due to an improvement in the process of invoicing of customer reimbursed tooling.

•
Cash outflows from changes in payables and other liabilities for the fiscal year ended October 31, 2019 was $41,644 resulting from the timing of payments related to capital expenditures and customer funded tooling. Cash outflows from changes in payables and other liabilities for the fiscal year ended October 31, 2018 was $1,462 as a result of the timing of payments related to capital expenditures and customer funded tooling. Cash inflows from changes in payables and other liabilities for the fiscal year ended October 31, 2017 was $16,715, as a result of favorable raw material pricing.

•
Cash outflows from changes in prepaid and accrued income taxes for the fiscal year ended October 31, 2019 was $2,013 and was primarily driven by federal income tax payments. Cash inflows for the fiscal year ended October 31, 2018 was $1,877 and was primarily driven by federal income tax refunds. Cash inflows of $1,148 for the fiscal year ended October 31, 2017 was primarily due to tax refunds.

Net Cash Used For Investing Activities:

Net cash used for investing activities in fiscal years 2019, 2018 and 2017 was $36,977, $109,057 and $39,620, respectively, and consisted primarily of $62,514 for acquisitions in 2018 and cash used for capital expenditures during fiscal years 2019, 2018 and 2017 of $55,225, $50,135 and $48,395, respectively. The capital expenditures are attributed to projects for new business awards and product launches. For fiscal years 2019, 2018 and 2017, proceeds from the sales of assets generated $12,393, $3,592 and $7,605, respectively. The total proceeds from the sale of assets during fiscal 2019 relates to the sale of equipment and of a facility. The total proceeds from the sale of assets during fiscal 2018 relates to the sale of unique equipment related to lower margin parts we have sunset.

Net Cash Provided By Financing Activities:

Net cash provided by financing activities in fiscal year 2019 was $2,864 and was used primarily for capital expenditures. Net cash provided by financing activities in fiscal year 2018 was $63,700 and was used primarily for acquisitions. Net cash used in fiscal year 2017 was $37,523. For fiscal 2017, financing activities included $40,227 of net proceeds from the public offering in July 2017, offset by $77,750 for funding working capital and debt payments. As of October 31, 2019, the Company's long-term indebtedness was $248,695.

We continue to closely monitor the business conditions affecting the automotive industry and closely monitor our working capital position to ensure adequate funds for operations. In addition, we anticipate that funds from operations will be adequate to meet the obligations and covenants under the Credit Agreement, as well as scheduled payments for the equipment security note, capital leases and repayment of other debt totaling $1,975 over the next five years.

Revolving Credit Facility:

On June 6, 2019, we executed the Ninth Amendment to the Credit Agreement, which improved certain thresholds for the consolidated leverage ratio and various baskets related to the indebtedness of foreign subsidiaries, disposition of assets, capital expenditures and sale leaseback transactions. The Ninth Amendment also adjusted the interest rate margins based on the applicable pricing tiers, but did not modify the aggregate revolving commitments under the Credit Agreement.

On October 31, 2017, we executed the Eighth Amendment to our Credit Agreement (the "Amendment") which among other things, provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability. The amendment increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

On July 31, 2017, we executed the Seventh Amendment which modifies investments in subsidiaries and various cumulative financial covenant thresholds, in each case, under the Credit Agreement. The Seventh Amendment also enhances our ability to take advantage of customer supply chain finance programs.

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR or the base (or "prime") rate established from time to time by the Administrative Agent, in each case plus an applicable margin. The Fifth Amendment provides for an interest rate margin on LIBOR loans of 1.5% to 3.0% and 0.5% to 2.0% on base rate loans, depending on our leverage ratio.

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants as of October 31, 2019 and October 31, 2018.

After considering letters of credit of $4,254 that we have issued, unused commitments under the Credit Agreement were $97,051 at October 31, 2019.
Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of foreign subsidiaries.
Other Debt:

On August 1, 2018, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2019.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring during fiscal 2020. As of October 31, 2019, the present value of minimum lease payments under our capital leases was $1,975.

Our contractual obligations as of October 31, 2019 are summarized below:

Maturities of Debt Obligations:	Credit Agreement (1)	Capital Lease Obligations (2)	Operating Leases	Total
Less than 1 year	$12,882	$2,000	$12,040	$26,922
1-3 years	274,460	—	14,062	288,522
3-5 years	—	—	6,533	6,533
After 5 years	—	—	10,513	10,513
Total	$287,342	$2,000	$43,148	$332,490
(1) The credit agreement includes estimated interest payments; interest payments on the variable rate debt were calculated using the effective interest rate of 5.18% at October 31, 2019.
(2) The capital lease obligations include the remaining interest payments that are based on the Stockholm Interbank Offered Rate ("STIBOR") 90 of 2.25% at October 31, 2019.

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At October 31, 2019, the Company has recorded a liability for its best estimate of the more-likely-than-not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Refer to Note 17, "Income Taxes," to the Consolidated Financial Statements in Item 8 of this report for more information regarding income taxes.

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

The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For our U.S. operations, we use the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. At October 31, 2019, the resulting discount rate from the use of the Principal Curve was 3.05%, a decrease of 1.30% that contributed to an increase of the benefit obligation of $8,338. A decrease of 25 basis points in the discount rate at October 31, 2019 would decrease expense on an annual basis by

$260 or an increase of 25 basis points would increase expense on an annual basis by $19. At October 31, 2018, the resulting discount rate from the use of the Principal Curve was 4.35%, an increase of 0.70% that contributed to a decrease of the benefit obligation of $5,627. A change of 25 basis points in the discount rate at October 31, 2018 would increase expense on an annual basis by $6 or decrease expense on an annual basis by $9.

The assumed long-term rate of return on pension assets is applied to the market value of plan assets to derive a reduction to pension expense that approximates the expected average rate of asset investment return over ten or more years. A decrease in the expected long-term rate of return will increase pension expense whereas an increase in the expected long-term rate will reduce pension expense. Decreases in the level of plan assets will serve to increase the amount of pension expense whereas increases in the level of actual plan assets will serve to decrease the amount of pension expense. Any shortfall in the actual return on plan assets from the expected return will increase pension expense in future years due to the amortization of the shortfall, whereas any excess in the actual return on plan assets from the expected return will reduce pension expense in future periods due to the amortization of the excess. A change of 25 basis points in the assumed rate of return on pension assets would increase or decrease expense by $166.

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

For the year ended October 31, 2019, the actual return on pension plans’ assets for all of our plans was 10.2%, which is higher than the expected rate of return on plan assets of 6.5% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk (Dollar amounts in thousands)

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

Interest Rate Risk

At October 31, 2019, we had total debt, excluding capital leases, of $248,695, consisting of a revolving line of credit of floating rate debt. Assuming no changes in the monthly average revolver debt levels of $289,486 for the year ended October 31, 2019, we estimate that a hypothetical unfavorable change of 100 basis points in the LIBOR and base rate would impact interest expense by $2,487 in additional expense.

During 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge of a portion of our Credit Agreement to manage interest rate exposure on our floating rate LIBOR based debt. The first base notional amount, $25,000, commenced on March 1, 2015, the second base notional amount, $25,000, commenced on September 1, 2015 and the final notional amount, $25,000, commenced on March 1, 2016. We recognized $276 of interest expense related to the interest rate swap for the year ended October 31, 2019.

The following table discloses the fair value and balance sheet location of the Company's derivative instrument:

	Derivatives
	Balance Sheet	October 31,	October 31,
	Location	2019	2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate swap contracts	Other assets (Other liabilities)	$(814)	$135
The following table discloses the effect of the Company's derivative instrument on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the fiscal year ended October 31, 2019:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(732)	Interest expense	$276

The following table discloses the effect of the Company's derivative instrument on the consolidated statement of operations and consolidated statement of comprehensive (income) loss for the year ended October 31, 2018:

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

We derived 70.1% of our sales in the United States and 29.9% internationally. Of these international sales, no single foreign currency represented more than 10% of sales. To minimize foreign currency risk, we generally maintain natural hedges within our non-U.S. activities, including the efficient alignment of transaction settlements in the same currency and near term accounting cycles.

In addition to the transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our subsidiaries are measured and recorded in the respective subsidiary's functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the consolidated statement of other comprehensive income (loss).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of October 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated December 20, 2019 expressed an unqualified opinion.
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

Southfield, Michigan
December 20, 2019

SHILOH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 31,
	2019	2018
ASSETS:
Cash and cash equivalents	$14,320	$16,843
Accounts receivable, net	172,468	209,733
Related party accounts receivable	1,477	996
Prepaid income taxes	1,853	1,391
Inventories, net	63,547	71,412
Prepaid expenses	8,980	10,478
Other current assets	13,354	22,124
Total current assets	275,999	332,977
Property, plant and equipment, net	328,026	316,176
Goodwill	22,395	27,376
Intangible assets, net	13,025	14,939
Deferred income taxes	5,169	5,665
Other assets	7,077	12,542
Total assets	$651,691	$709,675
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current debt	$1,975	$1,327
Accounts payable	155,754	177,400
Other accrued expenses	50,093	63,031
Accrued income taxes	316	1,874
Total current liabilities	208,138	243,632
Long-term debt	248,695	245,351
Long-term benefit liabilities	24,147	15,553
Deferred income taxes	798	2,894
Other liabilities	2,399	2,723
Total liabilities	484,177	510,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2019 and October 31, 2018, respectively	—	—
Common stock, par value $0.01 per share; 75,000,000 and 50,000,000 shares authorized at October 31, 2019 and October 31, 2018, respectively; 23,790,258 and 23,417,107 shares issued and outstanding at October 31, 2019 and October 31, 2018, respectively	238	234
Paid-in capital	116,436	114,405
Retained earnings	115,866	135,813
Accumulated other comprehensive loss, net	(65,026)	(50,930)
Total stockholders’ equity	167,514	199,522
Total liabilities and stockholders’ equity	$651,691	$709,675

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended October 31,
	2019	2018	2017
Net revenues	$1,054,707	$1,139,944	$1,041,986
Cost of sales (1)	964,131	1,023,849	926,631
Gross profit	90,576	116,095	115,355
Selling, general & administrative expenses (1)	71,312	88,604	83,070
Amortization of intangible assets	2,075	2,372	2,259
Asset impairment, net	5,701	—	241
Restructuring	17,072	6,613	4,777
Operating income (loss)	(5,584)	18,506	25,008
Interest expense	16,258	11,343	15,088
Interest income	(12)	(10)	(4)
Other (income) expense, net (1)	(1,272)	913	3,501
Income (loss) before income taxes	(20,558)	6,260	6,423
Provision (benefit) for income taxes	(611)	(5,219)	7,120
Net income (loss)	$(19,947)	$11,479	$(697)
Income (loss) per share:
Basic earnings (loss) per share	$(0.85)	$0.49	$(0.04)
Basic weighted average number of common shares	23,506	23,229	19,233
Diluted earnings (loss) per share	$(0.85)	$0.49	$(0.04)
Diluted weighted average number of common shares	23,506	23,369	19,233

(1) Fiscal year 2017 reflects the reclassification of non-service cost components of net benefit costs to outside of operating income as a result of ASU 2017-07 adoption, effective November 1, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Years Ended October 31,
	2019	2018	2017
Net income (loss)	$(19,947)	$11,479	$(697)
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	1,156	1,318	1,480
Actuarial net gain (loss)	(13,016)	7,861	604
Asset net gain (loss)	3,331	(2,889)	5,729
Cumulative effect of adoption of ASU 2018-02 (1)	—	(6,138)	—
Income tax (benefit)	(217)	(1,442)	(3,001)
Total defined benefit pension plans & other post retirement benefits, net of tax	(8,746)	(1,290)	4,812
Marketable securities
Unrealized gain (loss) on marketable securities	—	(173)	45
Cumulative effect of adoption of ASU 2018-02 (1)	—	(7)	—
Income tax benefit (expense)	—	10	(250)
Reclassification of other-than-temporary impairment losses on marketable securities included in net income (loss)	—	154	669
Realized gain	18	—	—
Total marketable securities, net of tax	18	(16)	464
Derivatives and hedging
Unrealized (loss) gain on interest rate swap agreements	(1,225)	1,452	1,543
Cumulative effect of adoption of ASU 2018-02 (1)	—	(213)	—
Income tax benefit (provision)	217	(588)	(1,151)
Reclassification adjustments for settlement of derivatives included in net income (loss)	276	772	1,401
Change in fair value of derivative instruments, net of tax	(732)	1,423	1,793
Foreign currency translation adjustments
Foreign currency translation gain (loss)	(3,959)	(7,879)	7,156
Income tax provision	(677)	(931)	—
Unrealized gain (loss) on foreign currency translation	(4,636)	(8,810)	7,156
Comprehensive income (loss), net	$(34,043)	$2,786	$13,528

(1) The adoption of ASU 2018-02 required reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects in accumulated other comprehensive loss results from the Tax Cuts and Jobs Act of 2017.

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended October 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,947)	$11,479	$(697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,753	45,728	41,648
Amortization of deferred financing costs	1,541	1,244	3,115
Asset impairment	5,701	—	241
Restructuring	4,863	280	4,420
Deferred income taxes	(3,013)	(9,770)	4,174
Stock-based compensation expense	2,035	1,984	1,698
(Gain) loss on sale of assets	(2,637)	993	1,590
Loss on marketable securities	29	154	695
Changes in operating assets and liabilities:
Accounts receivable, net	34,114	(1,426)	(2,919)
Inventories, net	7,083	412	(888)
Prepaids and other assets	(1,619)	1,733	5,375
Payables and other liabilities	(41,644)	(1,462)	16,715
Prepaid and accrued income taxes	(2,013)	1,877	1,148
Net cash provided by operating activities	31,246	53,226	76,315
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,225)	(50,135)	(48,395)
Sale of joint venture	—	—	1,170
Acquisitions, net of cash required	—	(62,514)	—
Derivative settlements	5,855	—	—
Proceeds from sale of assets	12,393	3,592	7,605
Net cash used in investing activities	(36,977)	(109,057)	(39,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(582)	(886)	(879)
Proceeds from long-term borrowings	280,500	266,900	221,600
Repayments of long-term borrowings	(275,100)	(202,282)	(296,770)
Payment of deferred financing costs	(1,954)	(105)	(1,779)
Proceeds from exercise of stock options	—	73	78
Proceeds from the issuance of common stock	—	—	40,227
Net cash provided by (used in) financing activities	2,864	63,700	(37,523)
Effect of foreign currency exchange rate fluctuations on cash	344	238	868
Net increase (decrease) in cash and cash equivalents	(2,523)	8,107	40
Cash and cash equivalents at beginning of period	16,843	8,736	8,696
Cash and cash equivalents at end of period	$14,320	$16,843	$8,736

Supplemental Cash Flow Information:
Cash paid for interest	$14,820	$10,594	$12,432
Cash paid for income taxes	$3,951	$3,423	$1,780

Non-cash Activities:
Capital equipment included in accounts payable	$8,262	$4,049	$4,239

The accompanying notes are an integral part of these consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock ($.01 Par Value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2016	$176	$70,403	$118,673	$(56,462)	$132,790
Net loss	—	—	(697)	—	(697)
Other comprehensive income, net of tax	—	—	—	14,225	14,225
Restricted stock and exercise of stock options	3	75	—	—	78
Issuance of common stock	52	40,175	—	—	40,227
Stock-based compensation cost	—	1,698	—	—	1,698
October 31, 2017	$231	$112,351	$117,976	$(42,237)	$188,321
Net income	—	—	11,479	—	11,479
Other comprehensive loss, net of tax	—	—	—	(2,335)	(2,335)
Reclassification of stranded tax effects (1)	—	—	6,358	(6,358)	—
Restricted stock and exercise of stock options	3	70	—	—	73
Stock-based compensation cost	—	1,984	—	—	1,984
October 31, 2018	$234	$114,405	$135,813	$(50,930)	$199,522
Net loss	—	—	(19,947)	—	(19,947)
Other comprehensive loss, net of tax	—	—	—	(14,096)	(14,096)
Restricted stock and exercise of stock options	4	(4)	—	—	—
Stock-based compensation cost	—	2,035	—	—	2,035
October 31, 2019	$238	$116,436	$115,866	$(65,026)	$167,514

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Summary of Significant Accounting Policies

    General: We are a global innovative solutions provider focusing on lightweighting technologies that provides environmental and safety benefits to the mobility market. Our multi-component, multi-material solutions are comprised of a variety of alloys in aluminum, magnesium and steel grades, along with its proprietary line of noise and vibration reducing ShilohCore® acoustic laminate products. The strategic BlankLight®, CastLight® and StampLight® brands combine to maximize lightweighting solutions without compromising safety or performance. Shiloh delivers these solutions in body structure, chassis and propulsion systems to original equipment manufacturers ("OEMs") and several "Tier 1" suppliers to the OEMs in the automotive and commercial vehicle markets.
The Company has thirty-five wholly-owned subsidiaries at locations in Asia, Europe and North America as of the fiscal year ended October 31, 2019.
Oak Tree Holdings (the parent of MTD Products Inc.) and affiliates owned 31% of the Company's outstanding shares of common stock as of October 31, 2019, making Oak Tree Holdings and MTD Products Inc. related parties of the Company.
    Principles of Consolidation: The consolidated financial statements include the accounts of Shiloh Industries, Inc. and all wholly-owned subsidiaries. Intercompany transactions are eliminated in the consolidation process of the financial statements.
    Revenue Recognition: We enter into contracts with our customers to provide production parts generally at the beginning of a vehicle’s life cycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, we are often expected to fulfill our customers’ purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by our customers at any time. Historically, terminations of these contracts have been minimal. We receive purchase orders from our customers, which provide the commercial terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.

Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as we do not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that we expect to be entitled to in exchange for those products based on the annual purchase orders and annual price reductions. Our customers pay for products received in accordance with payment terms that are customary within the industry. Our contracts with our customers do not have significant financing components. Amounts billed to customers related to shipping and handling costs are included in net sales in the consolidated statements of operations. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales in the consolidated statements of operations. Also see “Note 3 - Revenue” for further information.

Shipping and Handling Activities: Shipping and handling costs associated with outbound freight after parts have transferred to a customer, are accounted for as a fulfillment cost and are included in cost of sales.

Inventories: Inventories are valued at the lower of cost and net realizable value, using the first-in first-out ("FIFO") method.

Pre-production and Development Costs: We enter into contractual agreements with certain customers for tooling. All such tooling contracts relate to parts that we will supply to customers under supply agreements. Tooling costs are capitalized in other current assets as tooling contracts are separate from standard production contracts. At October 31, 2019 and 2018, tooling costs of $6,747 and $5,510, respectively, were included in other current assets.

Property, Plant and Equipment: Property, plant and equipment are stated at cost or at fair market value for plant, property and equipment acquired through acquisitions. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, while major improvements are capitalized. The costs of these improvements are depreciated over their estimated useful lives. Useful lives range from three to ten years for furniture and fixtures and machinery and equipment, or if the assets are dedicated to a customer program, over the estimated life of that program, ten years for land improvements and twenty years for buildings and their related improvements. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed, the related cost and accumulated

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

depreciation are removed from the accounts, and any gain or loss on the disposition is included in the earnings for the current period.

Income Taxes: We utilize the asset and liability method in accounting for income taxes. Income tax expense includes U.S. and international income taxes minus tax credits and other incentives that will reduce tax expense in the year they are claimed. Deferred taxes are recognized at currently enacted tax rates for temporary differences between the financial accounting and income tax basis of assets and liabilities and operating losses and tax credit carry-forwards. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. We assess both positive and negative evidence when measuring the need for a valuation allowance. Evidence typically assessed includes the operating results for the most recent three-year period and the expectations of future profitability, available tax planning strategies, the time period over which the temporary differences will reverse and taxable income in prior carry-back years if carry-back is permitted under the tax law. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax laws and regulations. We recognize liabilities for uncertain income tax positions based on the Company’s estimate of whether, and the extent to which, additional taxes will be required. We report interest and penalties related to uncertain income tax positions as income taxes. Tax provision or benefits from other comprehensive income activities reflect the statutory rate of such activities.

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

Intangible Assets: Intangible assets with definitive lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with definitive lives on a straight-line basis over periods ranging from three months to fifteen years. See note 8 - "Goodwill and Intangible Assets, Net" for a description of the current intangible assets and their estimated amortization expense.

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
Share-based Payments: We record compensation expense for the fair value of nonvested stock option awards and restricted stock awards over the remaining vesting period. We have elected to use the simplified method and utilize the historical weighted average volatility to calculate the expected term of the stock options outstanding. Any outstanding option will not be exercisable more than ten years from the date of grant. We determine the volatility and risk-free rate assumptions used in computing the fair

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

value using the Black-Scholes option-pricing model, in consultation with an outside third party. The expected term for a restricted stock award is between one and three years.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements. In addition, we do not estimate a forfeiture rate at the time of grant instead we elected to recognize share-based compensation expense as forfeitures occur.

New restricted stock and restricted stock unit grants are valued at the closing market price on the date of grant. In addition, we do not estimate a forfeiture rate at the time of grant, instead, we elected to recognize share-based compensation expense as forfeitures occur.

Employee Benefit Plans:     We accrue the cost of U.S. defined benefit pension plans, which are frozen, in accordance with Statement of FASB ASC Topic 715 "Compensation - Retirement Benefits." The plans are funded based on the requirements and limitations of the Employee Retirement Income Security Act of 1974. As of October 31, 2019, 98% of our U.S. employees participated in discretionary profit sharing plans administered by us. We also provide post-retirement medical benefits to 12 former employees.

Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.
Cash and Cash Equivalents: Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash in foreign subsidiaries totaled $13,101 and $16,107 at October 31, 2019 and October 31, 2018, respectively.
Concentration of Risk: We sell products to customers primarily in the automotive and commercial vehicle markets. Financial instruments, which potentially subject us to concentration of credit risk, are primarily accounts receivable. We perform on-going credit evaluations of our customers' financial condition. The allowance for doubtful accounts is based on the expected collectability of all accounts receivable. Losses have historically been within management's expectations. We do not have financial instruments with off-balance sheet risk. See note 19- "Business Segment Information" for a breakdown of concentration of revenues.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Translation: Our functional currency is the U.S. dollar as a substantial part of our operations are based in the U.S. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated from the applicable foreign currency using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Other Comprehensive Income (Loss) ("OCI"). We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from foreign currency transactions are recognized in net income (loss) in the consolidated statements of operations. Non-functional currency denominated intercompany balances which are long-term in nature are recognized in accumulated other comprehensive loss.

Guarantees: We have certain indemnification clauses within our Credit Agreement (as defined above) and certain lease agreements that are considered to be guarantees within the scope of ASC 460, "Guarantees." We do not consider these guarantees to be probable, and we cannot estimate their maximum exposure. Additionally, our exposure to warranty-related obligations is not material.
Accounting Estimates: The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Also, the reported amounts of revenues and expenses are affected during the reporting period. On an ongoing basis, management reviews its estimates based upon current available information. Actual results could differ from those estimates.

Prior Year Reclassifications:
During the fourth quarter of fiscal 2019, the Company reclassified the category for payments in the liability rollforward table contained in Note 18 "Restructuring Charges" to the Consolidated Financial Statements, included in Item 8 of this report. There was no impact on our financial position or results of operations.

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2018-14 Compensation-Retirements Benefits-Defined Benefit Plans
This Accounting Standards Update ("ASU") amendment adds the following to disclosure requirements: (1) The weighted-average interest crediting rates used in the entity’s cash balance pension plans and other similar plans; (2) A narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period; (3) An explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by Accounting Standards Codification ("ASC") Topic 715, Compensation-Retirement Benefits. Also, this amendment clarifies the guidance in ASC 715-20-50-3 on defined benefit plans to require disclosure of (1) the projected benefit obligation (PBO) and fair value of plan assets for pension plans with PBOs in excess of plan assets (the same disclosure with reference to the accumulated postretirement benefit obligation rather than the PBO is required for other postretirement benefit plans) and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with ABOs in excess of plan assets.
		November 1, 2021	We are in the process of evaluating the impact of adoption of this standard on our financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
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
		November 1, 2020 with early adoption permitted.	We are in the process of evaluating the impact of adoption of this standard on our financial statements.
ASU 2018-15 Goodwill and Other-Internal-Use Software
The amendments apply to the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) for entities that are a customer in a hosting arrangement and align the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Also, the amendments require customers to expense capitalized implementation costs over the term of the hosting arrangement and in the same line on the income statement as the fees associated with the hosting service and payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting service.
		November 1, 2020 with early adoption permitted.	We are in the process of evaluating the impact of adoption of this standard on our financial statements.
ASU 2018-13 Fair Value Measurement
The amendments contained within this ASU eliminate the need to explain transfers between Level 1 and 2 within the fair value hierarchy. Additionally, the ASC expands on disclosure and accounting requirements for Level 3 within the fair value hierarchy.
		November 1, 2019 with early adoption permitted.	We do not expect the adoption of these provisions to have a significant impact on the Company's consolidated financial statements, as the Company does not have any level 3 fair value measurements.
ASU 2018-16 Derivatives and Hedging
This new amendment adds the Overnight Index Swap rate (OIS) based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.
		November 1, 2019 with early adoption permitted.	We do not expect the adoption of these provisions to have a significant impact on the Company's consolidated financial statements.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2016-02 Leases
This amendment requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in ASC Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect an optional transition practical expedient to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which clarifies certain areas within ASU 2016-02. ASU 2018-11, Targeted Improvements to Topic 842, Leases. This amendment provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

		November 1, 2019 with early adoption permitted.	See below(1)

(1)We substantially completed our assessment of the impacts of the new lease standard during the fourth quarter. We have determined that the adoption of ASU 2016-02 will result in recognizing right of use assets and liabilities on the consolidated balance sheet for leases currently classified as operating leases. We expect to utilize the following practical expedients:

•	to retrospectively record the right of use assets and lease liabilities as of November 1, 2019 with any cumulative effect of the initial application recorded to retained earnings;

•
package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases;

•
to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets;

•	to exclude short-term leases from the balance sheet; and

•	to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are, or contain, a lease.
We expect that the disclosures in the notes to our consolidated financial statements related to leases will be expanded under the new standard, specifically:

•
general disclosures about the Company’s leases, the significant judgments made in applying the requirements in this standard to those leases, and the amounts recognized in the consolidated financial statements relating to those leases;

•
requiring a general description of the leases, the existence and terms and conditions of options to extend or terminate the lease including narrative disclosure about the options that are recognized as part of its right-of-

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

use assets and lease liabilities and those that are not, information about leases that have not yet commenced but that create significant rights and obligations for the Company, significant assumptions and judgments made in determining whether a contract contains a lease, the allocation of the consideration in a contract between lease and non-lease components and the determination of discount rates for leases;

•
requiring the disclosure for each period presented in the consolidated financial statements relating to the Company’s total lease cost, which includes both amounts recognized in profit or loss during the period and any amounts capitalized as part of the cost of another asset and the cash flows arising from lease transactions for finance leasing cost, segregated between the amortization of the right-of-use assets and interest on the lease liabilities; operating lease costs; and short-term lease costs; amounts segregated between those for finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows, supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets, the weighted-average remaining lease term and the weighted-average discount rate;

•
requires a maturity analysis of the Company’s finance lease and operating lease liabilities, separately, showing the undiscounted cash flows on an annual basis for each of the first five years and a total amount for the remaining years; and

•
requires the Company to disclose the fact that it elected to exclude short term leases from the balance sheet and disclose the amount of short term lease commitments if the lease expense for the period does not reasonably reflect the entity’s short term lease commitments.

It is expected that certain other provisions of ASC 842 not mentioned above will not significantly impact the Company.
We will adopt ASU 2016-02 as of November 1, 2019 using the current-period adjustment approach. As a result, in the first quarter of 2020, we expect to record right of use assets and liabilities for operating leases ranging from $65,000 to $70,000 and for financing lease(s) of approximately $2,000.
We are unable to precisely quantify the impact to expenses for future periods since expenses recognized in those periods will depend on the actual leasing levels in those periods, but we do not expect those expenses from recognizing right of use assets and lease liabilities to change significantly.

Recently Adopted Accounting Standards:

Standard	Description	Adoption Date	Effect on our financial statements and other significant matters
ASU 2017-09 Compensation - Stock Compensation (Topic 718)
This amendment clarifies when a change to the terms or conditions of a share based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The amendment should be adopted on a prospective basis.
November 1, 2018
The adoption of this framework did not have a material impact on the Company's financial position, results of operations or financial statement disclosures. The Company's awards are rarely modified after grant.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Adoption Date	Effect on our financial statements and other significant matters
ASU 2014-09 Revenue from Contracts with Customers
The amendments require companies to recognize revenue when there is a transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments should be applied on either a full or modified retrospective basis, which clarifies existing accounting literature relating to how and when a company recognizes revenue. The Financial Accounting Standards Board ("FASB"), through the issuance of ASU No. 2015-14, "Revenue from Contracts with Customers," approved a one year delay of the effective date and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. During fiscal 2016, the FASB issued ASUs 2016-10, 2016-11 and 2016-12. Finally, ASU 2016-20 makes minor corrections or minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.
		November 1, 2018	Refer to Note 3.
ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities
This amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value calculation of the Company's equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income ("OCI"). The amendments should be applied by means of cumulative-effect adjustment to the balance sheet in year of adoption.
		November 1, 2018	The adoption of this framework did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Adoption Date	Effect on our financial statements and other significant matters
ASU 2018-09 Codification Improvements
These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income - Overall (Topic 220-10), Debt - Modifications and Extinguishment (Topic 470-50), Distinguishing Liabilities from Equity - Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging - Overall (Topic 815-10) and Fair Value Measurement - Overall (Topic 820-10)
		November 1, 2018	Adoption of the clarifications and corrections in this ASU did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.
ASU 2018-05 Income Taxes
In 2018, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05), which updates the income tax accounting in U.S. generally accepted accounting principles to reflect the SEC interpretive guidance released on December 22, 2017, when the 2017 Act was signed into law.
		October 31, 2019	Adoption of the clarifications and technical improvements within this ASU did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.
ASU 2018-03 Technical Corrections and improvements to Financial Instruments - Overall
The improvements within this ASU provide clarification regarding the following: (1) The ability to discontinue application of the measurement alternative for equity securities without a readily determinable fair value, (2) the measurement date for fair value adjustments to the carrying amount of equity securities without a readily determinable fair value for which the measurement alternative is elected, (3) the unit of account for fair value adjustments to forward contracts and purchased options on equity securities without a readily determinable fair value for which the measurement alternative is expected to be elected, (4) presentation requirements for certain hybrid financial liabilities for which the fair value option is elected, (5) measurement of financial liabilities denominated in a foreign currency for which the fair value option is elected and (6) transition guidance for equity securities without a readily determinable fair value.
		October 31, 2019	Adoption of the clarifications and technical improvements within this ASU did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.

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

The aggregate fair value of consideration transferred was $65,273 ($62,514 net of cash acquired), on the date of the acquisitions. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates. The fair value of the final valuation was $39,824 for current assets, $53,200 for fixed assets, $2,328 for intangible assets and $30,079 for liabilities.

Note 3 - Revenue
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

Payment terms with customers are established based on industry and regional practices and do not exceed 180 days.

Disaggregation of Net Revenues

	Net Revenues
	2019	2018	2017
Region:
North America	$812,492	$887,481	$884,650
Europe & Asia	276,115	281,692	178,895
Eliminations	(33,900)	(29,229)	(21,559)
Total Company	$1,054,707	$1,139,944	$1,041,986

Note 4 - Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $884 and $676 at October 31, 2019 and 2018, respectively. We recognized bad debt expense of $416, $32 and $493 during fiscal 2019, 2018 and 2017, respectively, in the consolidated statements of operations.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts in light of the market conditions in the automotive and commercial vehicle markets.
As a part of our working capital management, the Company has entered into factoring agreements with third party financial institutions ("institutions") for the sale of certain accounts receivable, with and without recourse. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board ("FASB") ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. In addition, certain agreements address events and conditions which may obligate the Company to immediately repay to the institutions the outstanding purchase price of the receivables sold.

The total amount of receivables factored with recourse as of October 31, 2019 and 2018, was $8,779 and $13,545, respectively. As these sales are of trade accounts receivable with recourse, $9,188 and $11,742 were recorded in accounts payable as of October 31, 2019 and 2018, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables, the date the customer’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.
As of October 31, 2019 and 2018, $2,538 and $4,137 of trade accounts receivable were subject to factoring without recourse, respectively. The amounts subject to factoring without recourse for the year 2019 have been included in the proceeds for net cash provided by operating activities in the consolidated statements of cash flows. The expense associated with the sale of the receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Note 5 —Related Party Receivables
Sales to MTD Products Inc. and its affiliates were $6,996, $5,374 and $5,129 for fiscal years 2019, 2018 and 2017, respectively. At October 31, 2019 and 2018, we had receivable balances of $1,477 and $996, respectively, due from MTD Products Inc. and its affiliates.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6—Inventories, Net
Inventories, net consists of the following:

	October 31,
	2019	2018
Raw materials	$26,653	$28,457
Work-in-process	21,369	24,435
Finished goods	19,470	21,637
Reserves	(3,945)	(3,117)
Total inventories, net	$63,547	$71,412

Note 7—Property, Plant and Equipment, Net
    Property, plant and equipment, net consists of the following:

	October 31,
	2019	2018
Land and improvements	$13,930	$13,954
Buildings and improvements	127,241	124,076
Machinery and equipment	523,272	493,522
Furniture and fixtures	24,653	22,556
Construction in progress	54,723	41,964
Total, at cost	743,819	696,072
Less: Accumulated depreciation	415,793	379,896
Property, plant and equipment, net	$328,026	$316,176
Depreciation expense was $44,678, $43,356 and $39,389 in fiscal 2019, 2018 and 2017, respectively.
    During the years ended October 31, 2019, 2018 and 2017 interest capitalized as part of property, plant and equipment was $1,183, $648 and $704, respectively. We had unpaid capital expenditures included in accounts payable of $8,262, $4,049 and $4,239 at October 31, 2019, 2018 and 2017, respectively, and consequently such amounts are excluded from capital expenditures in the accompanying consolidated statements of cash flows for the fiscal years 2019 and 2018.
Capital Leases:
Leased property, net is calculated based on the following:

	October 31,
	2019	2018
Leased Property:
Machinery and equipment	$4,071	$6,701
Less: Accumulated depreciation	1,769	3,073
Leased property, net	$2,302	$3,628
The Company maintains a capital lease that bears interest at a variable rate based on the STIBOR 90 and requires monthly payments through October 31, 2020. As of October 31, 2019 and 2018, $2,000 and $2,543 remained outstanding under this agreement and was classified as debt in our consolidated balance sheet, respectively. At the end of the lease term, a lump sum payment of $1,617 is required.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Future minimum rental payments to be made under capital leases at October 31, 2019 are as follows:

Twelve Months Ending October 31,
2020	$1,975
2021	—
2022	—
2023	—
2024	—
1,975
Plus amount representing interest of 2.18% at October 31, 2019	25
Total obligations under capital leases	$2,000

Note 8—Goodwill and Intangible Assets, Net

Goodwill:
In accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other", goodwill must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. We conduct our review for goodwill impairment on September 30 of each year. Goodwill impairment testing is performed at the reporting unit level. The fair value is compared to the carrying value including goodwill. If the carrying value exceeds the fair value, then goodwill impairment exists. We performed a quantitative assessment at the reporting unit level in 2019 and determined that our Europe and Asia reporting unit carrying value exceeds the fair value. The annual assessment of goodwill for Europe and Asia considered changes in macroeconomic conditions and industry trends in the fourth quarter, historical and future operating results, timing of restructuring plans and timing of new business and resulted in the calculated fair value being below the carrying value. As a result of the interim goodwill impairment test performed as of September 30, 2019, a goodwill impairment charge of $4,901 was recognized. Our goodwill impairment test as of September 30, 2018 concluded there was no impairment of goodwill.
The changes in the carrying amount of goodwill are as follows:

Balance October 31, 2017	$27,859
Foreign currency translation	(483)
Balance October 31, 2018	27,376
Impairment	(4,901)
Foreign currency translation	(80)
Balance October 31, 2019	$22,395

Intangible Assets:

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The changes in the carrying amount of finite-lived intangible assets for the years ended October 31, 2019 and 2018 are as follows:

	Customer Relationships	Developed Technology	Non-Compete	Trade Name	Trademark	Total
Balance October 31, 2017	$11,648	$1,997	$31	$1,254	$95	$15,025
Acquisitions	—	2,328	—	—	—	2,328
Amortization expense	(1,332)	(751)	(16)	(123)	(17)	(2,239)
Foreign currency translation	(5)	(170)	—	—	—	(175)
Balance October 31, 2018	10,311	3,404	15	1,131	78	14,939
Amortization expense	(1,331)	(394)	(15)	(123)	(17)	(1,880)
Foreign currency translation	(3)	(31)	—	—	—	(34)
Balance October 31, 2019	$8,977	$2,979	$—	$1,008	$61	$13,025

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	October 31, 2019
	Weighted Average Remaining Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	6.70	$17,561	$(8,584)	$8,977
Developed technology	9.1	7,134	(4,155)	2,979
Non-compete agreements	0	824	(824)	—
Trade names	8.2	1,875	(867)	1,008
Trademarks	3.8	166	(105)	61
Total intangible assets		$27,560	$(14,535)	$13,025

	October 31, 2018
	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	$17,564	$(7,253)	$10,311
Developed technology	7,165	(3,761)	3,404
Non-compete agreements	824	(809)	15
Trade names	1,875	(744)	1,131
Trademarks	166	(88)	78
Total intangible assets	$27,594	$(12,655)	$14,939

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total amortization expense for the years ended October 31, 2019, 2018 and 2017 was $2,075, $2,372 and $2,259, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal 2018 with a 7 year useful life. Amortization expense of $195 for this asset is included in amortization of intangible assets for fiscal 2019 and the balance of $1,004 is included within other assets. Amortization expense related to intangible assets and the favorable lease asset for the following fiscal years ending is estimated to be as follows:

2020	$2,057
2021	2,058
2022	2,058
2023	2,054
2024	2,019
Thereafter	3,783
$14,029

Note 9—Financing Arrangements
Debt consists of the following:

	October 31,
	2019	2018
Credit Agreement —interest at 5.18% and 4.59% at October 31, 2019 and October 31, 2018, respectively	$248,695	$243,300
Capital lease obligations	1,975	2,640
Insurance broker financing agreement	—	738
Total debt	250,670	246,678
Less: Current debt	1,975	1,327
Total long-term debt	$248,695	$245,351

At October 31, 2019, the Company had floating rate debt on a revolving line of credit of $248,695, net of its capital lease obligations. The weighted average interest rate of all debt was 5.16% and 3.91% for fiscal years 2019 and 2018, respectively.

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

On June 6, 2019, we executed the Ninth Amendment to the Credit Agreement, which improved certain thresholds for the consolidated leverage ratio and various baskets related to the indebtedness of foreign subsidiaries, disposition of assets, capital expenditures and sale leaseback transactions. The Ninth Amendment also adjusted the interest rate margins based on the applicable pricing tiers, but did not modify the aggregate revolving commitments under the Credit Agreement.

On October 31, 2017, we executed the Eighth Amendment, which among other things, provides for an aggregate availability of $350,000, $275,000 of which is available to the Company through the Tranche A Facility and $75,000 of which is available to the Dutch borrower through the Tranche B Facility, and eliminates the scheduled reductions in such availability. The amendment increases the aggregate amount of incremental commitment increases allowed under the Credit Agreement to up to $150,000 subject to our pro forma compliance with financial covenants, the Administrative Agent’s approval and the Company obtaining commitments for any such increase. The Amendment extended the commitment period to October 31, 2022.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants as of October 31, 2019 and October 31, 2018. In the next fiscal year the interest coverage ratio remains at 3.5 times and the leverage ratio decreases from 4.75 times in the first quarter to 3.25 times in the fourth quarter.

After considering letters of credit of $4,254 that we have issued, unused commitments under the Credit Agreement were $97,051 at October 31, 2019.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of foreign subsidiaries.

Other Debt:

On August 1, 2018, we entered into a finance agreement with an insurance broker for various insurance policies that bears interest at a fixed rate of 2.05% and requires monthly payments of $94 through May 2019.

We maintain capital leases for equipment used in our manufacturing facilities with lease terms expiring during fiscal 2020. As of October 31, 2019, the present value of minimum lease payments under our capital leases was $1,975.

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending October 31,	Credit Agreement	Capital Lease Obligations	Total

2020	$—	$1,975	$1,975
2021	—	—	—
2022	248,695	—	248,695
2023	—	—	—
2024	—	—	—
Total	$248,695	$1,975	$250,670

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10—Operating Leases
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
The longest lease term of our current leases extends to May, 2033. Rent expense under operating leases for fiscal years 2019, 2018 and 2017 was $14,266, $14,243 and $11,147, respectively.
Future minimum lease payments under operating leases are as follows at October 31, 2019:

2020	$12,040
2021	8,960
2022	5,102
2023	3,816
2024	2,717
Thereafter	10,513
Total commitments under non-cancelable operating leases	$43,148

Note 11—Employee Benefit Plans
We maintain pension plans, which are frozen, covering our eligible employees. We provide an unfunded postretirement health care benefit plan for 12 retirees and their dependents. The measurement date for our employee benefit plans coincides with our fiscal year end.

Obligations and Funded Status of U.S. Plans at October 31:

	Pension Benefits		Other Post Retirement Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$(79,898)	$(89,063)	$(283)	$(313)
Interest cost	(3,366)	(3,166)	(11)	(11)
Actuarial gain/(loss)	(12,995)	7,849	(21)	12
Benefits paid	5,062	4,482	32	29
Benefit obligation at end of year	(91,197)	(79,898)	(283)	(283)
Change in plan assets:
Fair value of plan assets at beginning of year	65,646	69,215	—	—
Actual return on plan assets	6,672	468	—	—
Employer contributions	1,351	445	32	29
Benefits paid	(5,062)	(4,482)	(32)	(29)
Fair value of plan assets at end of year	68,607	65,646	—	—
Funded status, benefit obligations in excess of plan assets	$(22,590)	$(14,252)	$(283)	$(283)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following amounts are recorded in the liabilities section of the consolidated balance sheets as follows:

	Pension Benefits		Other Post Retirement Benefits
	2019	2018	2019	2018
Other accrued expenses (1)	$—	$—	$(39)	$(39)
Long-term benefit liabilities	(22,590)	(14,252)	(244)	(244)
Total	$(22,590)	$(14,252)	$(283)	$(283)

(1) As pension assets exceed expected benefit payments over the next year, liabilities for the pension plan are considered long-term.

Components of Net Periodic Benefit Cost U.S. Plans
	Pension Benefits			Other Post Retirement Benefits
	2019	2018	2017	2019	2018	2017
Interest cost	$3,366	$3,166	$3,282	$11	$11	$13
Expected return on plan assets	(3,341)	(3,357)	(3,455)	—	—	—
Amortization of net actuarial loss	1,150	1,311	1,508	6	7	10
Net periodic benefit cost	$1,175	$1,120	$1,335	$17	$18	23
We expect to recognize in the consolidated statements of operations the following amounts that will be amortized from accumulated other comprehensive loss in fiscal 2020.

	Pension Benefits	Other Post Retirement Benefits
Amortization of net actuarial loss	$1,497	$8

We have recognized the following cumulative pre-tax actuarial losses, prior service costs and transition obligations in accumulated other comprehensive loss:

	Pension Benefits		Other Post Retirement Benefits
	2019	2018	2019	2018

Net actuarial loss	$46,224	$37,710	$80	$64

Recognized in accumulated other comprehensive loss	$46,224	$37,710	$80	$64

Additional Information on U.S. Plans

	Pension Benefits		Other Post Retirement Benefits
	2019	2018	2019	2018
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$8,514	$(6,272)	$15	$(20)

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assumptions for U.S. Plans:

Weighted-average assumptions used to determine benefit obligations at October 31	Pension Benefits			Other Post Retirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	3.05%	4.35%	3.65%	3.05%	4.35%	3.65%

	Pension Benefits			Other Post Retirement Benefits
Weighted-average assumptions used to determine net periodic benefit costs for years ended October 31	2019	2018	2017	2019	2018	2017
Discount rate	4.35%	3.65%	3.70%	4.35%	3.65%	3.70%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	—	—	—

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, the assumptions used to determine the net periodic benefit costs in fiscal 2019 were established at October 31, 2018, while the assumptions used to determine the benefit obligations were established at October 31, 2019.

We use the Principal Pension Discount Yield Curve ("Principal Curve") for the U.S. Plans as the basis for determining the discount rate for reporting pension and retiree medical liabilities. The Principal Curve has several advantages to other methods, including: transparency of construction, lower statistical errors and continuous forward rates for all years.
    We determine the annual rate of return for the U.S. pension plan assets by analyzing the composition of its asset portfolio and applying historical rates of return to the portfolio. Our outside investment advisors and actuaries review the computed rate of return. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets. The long-term expected rate of return on plan assets takes into account years with exceptional gains and years with exceptional losses.

	October 31,
Assumed health care trend rates	2019	2018
Health care cost trend rate assumed for next year	6.8%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2030	2027

The aforementioned assumed health care cost trend rates will have a significant effect on the amounts reported for the health care plan. The Company's assumed health care trend rate was based on reduced health care claims experienced by a small and declining retiree population. A one-percentage point change in assumed health care cost trend rates would have the following effects at October 31, 2019:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on post retirement obligation	$20	$(18)
Plan Assets - U.S. Plan Assets
The Company has established a targeted asset allocation percentage by asset category that re-balances the assets of each U.S. plan when pension contributions are funded. Our pension plan weighted-average asset allocations at October 31, 2019 and 2018, by asset category and comparison to the target allocation percentage are as follows:

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Target Allocation Percentage	Plan Assets at October 31,
		2019	2018
Asset Category
Equity securities	30-70%	62%	59%
Debt securities	30-70%	33%	35%
Real estate	0-10%	5%	6%
Total		100%	100%

The investment policy for assets of the U.S. plans is to obtain a reasonable long-term return consistent with the level of risk assumed. Also, we seek to control the cost of funding the plans within prudent levels of risk through the investment of plan assets. Lastly, in an effort to avoid the risk of large losses and maximize the return of the Company's plans with market and economic risk in mind, we seek to provide diversification of assets.
Fair Value
The plans' investments are reported at fair value. Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.
FASB ASC Topic 820, Fair Value Measurements and Disclosures ("FASB ASC 820"), clarifies fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the plans have the ability to access as of the measurement date.

Level 2: Other significant observable inputs other than level 1 prices. These could be quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable significant inputs that reflect the plans' own assumptions about the assumptions market participants would use in pricing an asset or liability.

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

Pooled separate accounts: The fair values of participation units held in pooled separate accounts are based on their net asset values, as reported by the managers of the pooled separate accounts as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date (level 2 inputs). Each of the pooled separate accounts in

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

a fund sponsored by Principal Financial Group, investment and actuarial advisors of the Company, invests in multiple securities. Each pooled separate account provides for daily redemptions by the plans with no advance notice requirements, and has redemption prices that are determined by the fund's net asset value per unit.

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

Investments totaling $68,607 and $65,646 at October 31, 2019 and 2018 measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements		Fair Value Measurements
	October 31, 2019		October 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1) Market Valuation Technique	Plan Assets Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1) Market Valuation Technique	Plan Assets Measured at Net Asset Value

U.S. Plans
Investments
Equity
Large U.S. Equity	$15,382	$5,545	$14,269	$5,131
Small/Mid U.S. Equity	8,371	665	7,540	601
International Equity	11,363	—	10,062	—
Fixed Income
Money Market	—	868	—	754
Corporate	18,544	3,782	18,963	4,144
Real Estate (Primarily Commercial)	—	4,087	—	4,182
Total Investments	$53,660	$14,947	$50,834	$14,812

Cash Flows
Contributions
We expect to contribute $1,290 to our U.S. pension plan in fiscal 2020. We contributed $1,351 to fund the plan in fiscal 2019.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	Pension Benefits	Other Benefits
2020	$5,220	$39
2021	4,210	29
2022	4,590	27
2023	5,010	24
2024	4,870	23
2025-2029	25,700	91

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,267 at the end of fiscal 2019 and $1,081 at the end of fiscal 2018. The liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $799, $215 and $148 for the fiscal years ended October 31, 2019, 2018 and 2017, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Defined Contribution Plans

In addition to the defined benefit plans described above, we maintain a number of defined contribution plans for our U.S. locations. Under the terms of the plans, eligible employees may contribute a selected percentage of their base pay. We match a percentage of the employees' contributions up to a stated percentage, subject to statutory limitations. We recorded an expense related to the matching program for the fiscal years ended 2019, 2018 and 2017 of $5,731, $5,307 and $4,310, respectively.

Labor Agreements
As of October 31, 2019, we had approximately 3,600 employees. Organized labor unions represent 15% of the Company's U.S. hourly employees and 99% of the Company's non-U.S. employees.
Each of our unionized manufacturing facilities has its own labor agreement with its own expiration date. As a result, no contract expiration date affects more than one facility.

Note 12—Accumulated Other Comprehensive Loss

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2017	$(27,847)	$(2)	$(1,319)	$(13,069)	$(42,237)
Other comprehensive income (loss), net of tax	(124)	(131)	864	(8,810)	(8,201)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,972	122	772	—	5,866
Net current-period other comprehensive income (loss)	4,848	(9)	1,636	(8,810)	(2,335)
Reclassification to retained earnings (4)	(6,138)	(7)	(213)	—	(6,358)
Balance at October 31, 2018	$(29,137)	$(18)	$104	$(21,879)	$(50,930)
Other comprehensive income (loss), net of tax	939	—	(949)	(4,636)	(4,646)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(9,685)	18	217	—	(9,450)
Net current-period other comprehensive income (loss)	(8,746)	18	(732)	(4,636)	(14,096)
Balance at October 31, 2019	$(37,883)	$—	$(628)	$(26,515)	$(65,026)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with manufacturing expenses included in cost of goods sold on the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive income loss, net of tax are classified with interest expense included on the statements of operations.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Note 13—Derivatives and Financial Instruments

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. The Company's financial risk management program is designed to manage the exposure and volatility arising from these risks and utilizes derivative financial instruments to offset a portion of these risks. We do not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, we monitor counterparty credit ratings. We consider credit non-performance risk to be low because we enter into agreements with commercial institutions that have investment grade credit ratings.

On March 1, 2018, we entered into a cross-currency swap in which we would settle interest on the notional amount in Euros and settle interest on the notional amount in dollars, both at a variable rate. The objective of the transaction was to protect the initial net investment in Brabant against adverse changes in the exchange rate between the U.S. dollar and the Euro. Hedge effectiveness was assessed based upon changes in the spot foreign exchange rate. As such, the change in value of the cross-currency interest rate swap related to the change in spot rates was effective at offsetting changes in cumulative translation adjustment related to the portion of our net investment in Brabant up to the notional amount of the cross-currency interest rate swap.

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

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest rate at 2.74% plus the applicable margin as provided in the Fifth Amendment discussed in Note 9 - Financing Arrangements, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016.  The base notional amount plus each incremental addition to the base notional amount has a five year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest rate swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable rate monies borrowed. Any ineffectiveness in the hedging relationship is recognized immediately into earnings.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	October 31, 2019	October 31, 2018
Net Investment Hedging Instruments:
Cross-currency interest rate swap contract	Other assets	$—	$4,432
Cash Flow Hedging Instruments:
Interest rate swap contracts	Other assets (Other liabilities)	$(814)	$135

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the consolidated statements of operations and the effects of hedging on those line items:

Location	Year Ended October 31, 2019
Interest expense	$16,258
Effect of hedging on interest expense	$(469)

Location	Year Ended October 31, 2018
Interest expense	$11,343
Effect of hedging on interest expense	$(205)

Note 14—Fair Value Financial Instruments

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at October 31, 2019 and 2018 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2018
Cross-Currency Interest Rate Swap	$4,432	$—	$4,432	Income Approach
Interest Rate Swap Contracts	135	—	135	Income Approach
Marketable Securities	21	21	—	Market Approach
October 31, 2019
Interest Rate Swap Contracts	(814)	—	(814)	Income Approach

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

Note 15—Stock Incentive Compensation
Stock Incentive Compensation requires us to expense share-based payment awards granted. Compensation cost for share-based payment transactions are measured at fair value. For stock options, we use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. New restricted

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

stock and restricted stock unit grants are valued at the average market price of our common stock over a consistent predetermined number of days prior to the grant date. We do not estimate a forfeiture rate at the time of grant. Instead, we recognize share-based compensation expense when actual forfeitures occur.
2019 Equity and Incentive Compensation Plan
Long-Term/Annual Incentives
On February 26, 2019, stockholders approved and adopted the 2019 Equity and Incentive Compensation Plan ("2019 Plan" or "Incentive Plan"), which replaced the 2016 Equity and Incentive Compensation Plan. The 2019 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to officers and other key employees, including directors, of the Company and our subsidiaries (i) stock options, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of common stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.
The following table summarizes the Company's Incentive Plan activity during the years ended October 31, 2019, 2018 and 2017:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2016	90	$9.67	3.04	376	$6.11	1.83	22	$4.17	1.46
Granted	—	—		247	7.94		29	8.62
Options exercised or restricted stock vested	(8)	9.79		(174)	6.11		(14)	4.17
Forfeited or expired	(24)	13.38		(8)	9.57		(1)	7.06
October 31, 2017	58	$8.16	2.53	441	$7.07	1.60	36	$7.69	1.82
Granted	—	—		316	8.18		18	7.90
Options exercised or restricted stock vested	(17)	4.09		(225)	7.80		(15)	8.30
Forfeited or expired	(8)	12.04		(54)	7.13		(12)	6.18
October 31, 2018	33	$9.42	1.84	478	$7.45	1.87	27	$8.17	1.37
Granted	—	—		457	6.51		43	6.47
Options exercised or restricted stock vested	—	—		(234)	6.87		(14)	7.98
Forfeited or expired	(10)	5.30		(98)	7.21		(9)	7.26
October 31, 2019	23	$11.25	1.31	603	$7.00	1.86	47	$6.81	1.88

We recorded stock compensation expense related to restricted stock and restricted stock units during the fiscal years ended October 31, 2019, 2018 and 2017 as follows:

	2019	2018	2017
Restricted stock	$1,883	$1,863	$1,583
Restricted stock units	152	121	115
Total	$2,035	$1,984	$1,698

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock Options
The exercise price of each stock option equals the market price of our common stock on its grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized on a straight-line basis over the applicable vesting period. Our stock options generally vest over three years, with a maximum term of ten years. There was zero stock compensation expense related to stock options in fiscal 2019, 2018 or 2017. Stock options were not granted during fiscal years 2019, 2018 and 2017.
Cash received from the exercise of options for the fiscal years ended October 31, 2019, 2018, and 2017 was $0, $73, and $78, respectively. At October 31, 2019, the options outstanding and exercisable had an intrinsic value of $0. Options that have an exercise price greater than the market price on October 31, 2019 were excluded from the intrinsic value computation. The intrinsic value of options exercised during fiscal 2019 and 2018 was $0 and $94, respectively.
The following table provides additional information regarding options outstanding as of October 31, 2019:

Exercise Prices	Options Outstanding	Exercise Price of Options Outstanding and Options Exercisable	Options Exercisable	Weighted Average Remaining Contractual Life

$8.10	4,500	$8.10	4,500	2.11
$12.04	18,000	$12.04	18,000	1.11
Totals	22,500		22,500
Restricted Stock Awards
New restricted stock grants are valued at the average market price of our common stock over a consistent predetermined amount of days prior to the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of October 31, 2019, there was $2,706 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Restricted Stock Units
New restricted stock unit grants are valued at the average market price of our common stock over a consistent predetermined amount of days prior to the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of October 31, 2019, there was $193 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 16—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock units and stock options outstanding under the 2019 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the years ended October 31, 2019, 2018 and 2017, respectively, 169, 80 and 68 stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net income (loss) per share:

	Years Ended October 31,
	2019	2018	2017
Net income (loss) available to common stockholders	$(19,947)	$11,479	$(697)
Basic weighted average shares	23,506	23,229	19,233
Restricted stock units and stock options	—	140	—
Diluted weighted average shares	23,506	23,369	19,233
Basic earnings (loss) per share	$(0.85)	$0.49	$(0.04)
Diluted earnings (loss) per share	$(0.85)	$0.49	$(0.04)

Note 17—Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended October 31,
	2019	2018	2017
Domestic	$(17,821)	$(3,635)	$4,251
Foreign	(2,737)	9,895	2,172
Total	$(20,558)	$6,260	$6,423
The components of the provision (benefit) for income taxes from continuing operations were as follows:

	Years Ended October 31,
	2019	2018	2017
Current:
Federal	$—	$1,998	$66
State and local	113	(157)	386
Foreign	2,289	2,710	2,494
Total current	2,402	4,551	2,946
Deferred:
Federal	(3,265)	(10,692)	856
State and local	120	700	(329)
Foreign	132	222	3,647
Total deferred	(3,013)	(9,770)	4,174
Provision (benefit)	$(611)	$(5,219)	$7,120

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following:

	Years Ended October 31,
	2019	2018
Deferred tax assets:
Accrued compensation and benefits	$1,515	$1,405
Inventory	329	424
State depreciation adjustments and loss carryforwards	4,722	5,309
Pension obligations and post retirement benefits	5,261	3,053
Net operating losses	29,230	26,695
Tax credit carryforwards	9,127	5,958
Other accruals and reserves	1,202	2,889
Goodwill and intangible amortization	2,455	3,331
Interest expense disallowance	3,056	—
Foreign currency translation	—	116
Interest rate swap	186	—
Total deferred tax assets	57,083	49,180
Less: Valuation allowance	(30,222)	(24,051)
Net deferred tax assets	$26,861	$25,129
Deferred tax liabilities:
Fixed assets	$(20,075)	$(20,631)
Prepaid expenses and other	(920)	(1,727)
Uncertain tax positions	(1,405)	—
Foreign currency translation	(90)	—
Net deferred tax (liability) asset	$4,371	$2,771

Change in net deferred tax asset:
Benefit (provision) for deferred taxes	$3,013	$9,769
Acquisitions	—	(872)
Uncertain tax positions	(810)	—
Currency translation adjustment	74	(347)
Components of other comprehensive income (loss):
Defined benefit pension plans & other post-retirement benefits	(217)	(1,442)
Marketable securities	—	10
Derivatives and hedging	217	(588)
Other adjustments	(677)	(931)
Total change in net deferred tax asset	$1,600	$5,599

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Activities and balances of unrecognized tax benefits for 2019, 2018 and 2017 are summarized below:

	Years Ended October 31,
	2019	2018	2017
Balance at beginning of year	$2,186	$540	$561
Additions based on tax positions related to the current year	—	747	88
Additions for tax positions of prior years	537	1,079	9
Reductions for tax positions of prior years	(33)	(68)	—
Reductions as a result of lapse of applicable statute of limitations	—	(112)	(118)
Balance at end of year	$2,690	$2,186	$540

The U.S. Internal Revenue Service ("IRS") has challenged the Company’s application of the U.S. R&D credit qualification rules and proposed disallowances of the majority of fiscal year 2012 and fiscal year 2013 credits claimed. This tax credit matter is principally related to what types of activities and related expenses qualify for the credit. We filed a petition in the U.S. Tax Court on October 22, 2018, disputing the R&D credit adjustments proposed by the IRS. Although the current reserves for the matter recognize the probability of a loss, we believe we will substantially prevail such that the ultimate resolution of the matter will not materially impact our financial position, results of operations or cash flows. With any tax controversy and litigation, however, there is a chance of unforeseen loss which, due to the number of years involved could materially impact our results, financial position and cash flows. As of October 31, 2019 the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest is $8,076. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable. We have assessed the likelihood that the majority of R&D credit unreserved portion ultimately resulting in a loss as remote.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $2,621 at October 31, 2019 and $2,110 at October 31, 2018. We recognize interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. We recognized $107 of expense in 2019, $125 of expense in 2018 and $102 of benefit in 2017 for interest and penalties. We had accrued $643 at October 31, 2019 and $536 at October 31, 2018 for the payment of interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years ending prior to October 31, 2013 and no longer subject to non-U.S. income tax examinations for calendar years ending before December 31, 2011. It is possible that within the next 12 months, the total unrecognized tax benefits could be reduced significantly due to the settlement of examinations.

A valuation allowance of $30,222 is recorded as of October 31, 2019 for deferred tax assets whose realization remains uncertain. The comparable amount of the valuation allowance at October 31, 2018 was $24,051.

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

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of income tax expense / (benefit) is as follows:

	Years Ended October 31,
	2019	2018	2017
Taxes at U.S. federal statutory rate	$(4,182)	$1,461	$2,248
State and local income taxes, net of federal benefit	(42)	(321)	(1,639)
Valuation allowance change	3,995	674	5,749
Domestic tax credits	(3,100)	(3,308)	(803)
Domestic production activities deduction	—	—	(455)
Foreign operations	1,368	1,188	1,182
Adjustment of uncertain tax positions	595	1,886	(83)
Provision to return adjustment	247	(3,355)	285
Adjustment for tax law change	—	(3,966)	—
Other	508	522	636
Total income tax expense (benefit)	$(611)	$(5,219)	$7,120

At October 31, 2019, we had operating loss carry forwards of $201,227 in Sweden, Netherlands, Italy, China, Hong Kong, Mexico, the U.S. and certain U.S. states.

Domestically, we had federal and state net operating loss carry forward benefits. As of October 31, 2019 and 2018, we had a U.S. federal net operating loss carry forwards benefit of $5,568 and $4,878. The state and federal net operating loss carry forwards will expire between 2019 and 2038. The table below summarizes the various state and country operating losses, credit carry forwards and associated valuation allowances as of October 31, 2019 and 2018.

	October 31, 2019			October 31, 2018
Jurisdiction	Gross NOL Carryforward	NOL Tax Effected	Valuation Allowance	Gross NOL Carryforward	NOL Tax Effected	Valuation Allowance
Netherlands	$43,954	$10,988	$10,988	$42,712	$10,678	$10,678
Italy	22,520	5,405	5,405	17,996	4,319	4,319
Sweden	23,350	5,081	40	24,404	5,165	39
China	6,261	1,565	1,565	4,442	1,111	1,111
Hong Kong	240	40	40	221	36	36
Mexico	1,942	583	583	1,693	508	508
U.S. (State)	76,447	4,745	4,745	76,073	4,666	4,666
U.S. Federal	26,513	5,568	—	23,228	4,878	—
Total	$201,227	$33,975	$23,366	$190,769	$31,361	$21,357
We paid income taxes, net of refunds, of $3,951 in 2019 and $3,423 in 2018. Foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are not planned to be distributed.
On December 22, 2017, the President signed U.S. tax reform legislation.  The legislation had many provisions including a change in the U.S. corporate income tax rate from 35% to 21%. Accounting for the income tax effects of the U.S. tax reform legislation was complete at October 31, 2018.

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 18—Restructuring Charges

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

During the years ended 2019 and 2018, respectively, we incurred $17,072 and $6,613 related to employee, professional, legal and other restructuring related costs. We have incurred restructuring expenses of $28,462 since initiating the restructuring activities.

Global restructuring initiatives have continued to evolve and expand across the organization. We expect to incur additional restructuring costs over the next twelve months to execute planned restructuring initiatives. Costs of planned restructuring actions will primarily include employee costs and professional fees to execute initiatives. Future restructuring actions will depend upon market conditions, customer actions and other factors.

The following table presents information about restructuring costs recorded during the fiscal years ended October 31, 2019, 2018, and 2017:

	October 31, 2019	October 31, 2018	October 31, 2017
Employee costs	$4,573	$3,030	$392
Impairment of fixed assets	—	—	4,085
Professional and legal costs	8,899	1,731	270
Other	3,600	1,852	30
	$17,072	$6,613	$4,777
The following tables are rollforwards of the beginning and ending liability balances related to restructuring activities which are included in the consolidated balance sheets in other accrued expenses for the fiscal years ending October 31, 2019 and October 31, 2018:

	Balance as of October 31, 2018	Restructuring Expense	Payments	Balance as of October 31, 2019
Employee costs	$367	$4,573	$2,301	$2,639
Professional and legal costs	248	8,899	7,475	1,672
Other	—	3,600	2,433	1,167
	$615	$17,072	$12,209	$5,478

	Balance as of October 31, 2017	Restructuring Expense	Payments	Balance as of October 31, 2018
Employee costs	$65	$3,030	$2,728	$367
Professional and legal costs	270	1,731	1,753	248
Other	—	1,852	1,852	—
	$335	$6,613	$6,333	$615

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 19—Business Segment Information
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
Revenues of foreign geographic regions in the table below are attributed to external customers based upon the location of the entity recording the sale. These foreign revenues represent 29.9%, 27.0% and 19.5% of total revenues for fiscal years 2019, 2018 and 2017, respectively.

	Net Revenues			Long-Lived Assets
	2019	2018	2017	2019	2018	2017
United States	$739,640	$831,782	$839,013	$249,743	$234,690	$235,663
Europe	255,667	266,679	169,398	81,532	95,763	53,569
China	17,257	14,756	8,532	13,001	127	128
Rest of World	42,143	26,727	25,043	19,170	27,911	20,415
Total Company	$1,054,707	$1,139,944	$1,041,986	$363,446	$358,491	$309,775
The foreign currency gain (loss) in the table below is included as a component of other expense, net in the consolidated statements of operations.

	Foreign Currency Gain (Loss)
	2019	2018	2017
Europe	$1,752	$(82)	$(473)
China	(252)	16	(192)
Rest of World	(410)	498	(430)
The table below details customers that accounted for more than 10% of our revenues in fiscal 2019, 2018 and 2017:

	Net Revenues
Customer	2019	2018	2017
General Motors	17.4%	18.8%	17.9%
FCA	17.0%	15.8%	15.0%

SHILOH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 20—Quarterly Results of Operations (Unaudited)
(amounts in thousands except per share data)

The following is a summary of our consolidated quarterly results for each of the fiscal years ended October 31, 2019 and 2018:

Year Ended October 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$258,933	$273,370	$263,445	$258,959
Gross profit	13,691	28,679	23,588	24,618
Operating income (loss)	(5,921)	6,821	1,060	(7,544)
Provision (benefit) for income taxes	(3,087)	1,448	(973)	2,001
Net income (loss)	$(4,698)	$1,112	$(2,709)	$(13,652)
Net income (loss) per share basic	$(0.20)	$0.05	$(0.11)	$(0.59)
Net income (loss) per share diluted	$(0.20)	$0.05	$(0.11)	$(0.59)
Weighted average number of shares:
Basic	23,385	23,516	23,557	23,566
Diluted	23,385	23,559	23,557	23,566

Year Ended October 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$247,666	$297,340	$294,883	$300,055
Gross profit	27,890	31,503	32,880	23,822
Operating income (loss)	4,571	7,279	7,535	(879)
Provision (benefit) for income taxes	(3,058)	218	(7,014)	4,635
Net income (loss)	$4,858	$4,025	$11,052	$(8,456)
Net income (loss) per share basic	$0.21	$0.17	$0.47	$(0.36)
Net income (loss) per share diluted	$0.21	$0.17	$0.47	$(0.36)
Weighted average number of shares:
Basic	23,107	23,222	23,278	23,309
Diluted	23,287	23,357	23,453	23,309

Note 21—Commitments and Contingencies

Litigation

A securities class action lawsuit was filed on September 21, 2015 in the United States District Court for the Southern District of New York against the Company and certain of our officers. The District Court rendered an opinion and order granting our motion to dismiss the lawsuit on September 19, 2018, and the time period for the appeal has expired. As amended, the lawsuit claimed in part that we issued inaccurate information about, among other things, our earnings and income and our internal controls over financial reporting for fiscal 2014 and the first and second fiscal quarters of 2015 in violation of the Exchange Act.
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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended, as of October 31, 2019. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of October 31, 2019.

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

Under the supervision and with the participation of our management, including our PEO, PFO and PAO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of October 31, 2019.

Our management concluded that we maintained effective internal control over financial reporting as of October 31, 2019 based on criteria described in the COSO framework.

Item 9A includes the attestation report of Grant Thornton LLP on Shiloh Industries, Inc.’s internal control over financial reporting as of October 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shiloh Industries, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Shiloh Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of October 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2019, and our report dated December 20, 2019 expressed an unqualified opinion on those financial statements.
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
December 20, 2019

Item 9B.	Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to our Board of Directors is set forth in our definitive Proxy Statement involving the election of certain members of our Board of Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after October 31, 2019 ("Proxy Statement"), which information is incorporated herein by reference. Information regarding our executive officers is included in Part III hereof under "Information About Our Executive Officers". The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts and the Audit Committee independence are set forth under the caption "Committees of the Board" in our Proxy Statement, which is incorporated herein by reference.
We have adopted a code of conduct that applies to our PEO, PFO and PAO as well as the other officers, directors and managers of the Company in accordance with the Marketplace Rules of the Nasdaq Stock Market. The code of conduct is available at our website: www.shiloh.com.

Information About Our Executive Officers
Set forth below is certain information concerning the executive officers of the Company.

Name	Age	Years as Executive Officer	Title
Ramzi Y. Hermiz	54	7	President and Chief Executive Officer
Lillian Etzkorn	50	1	Senior Vice President and Chief Financial Officer
Scot Bowie	46	—	Vice President Corporate Controller and Principal Accounting Officer
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
Mr. Bowie, Vice President Corporate Controller and Principal Accounting Officer, joined the Company in June 2019. Prior to joining the Company, Mr. Bowie was employed as Vice President, Corporate Controller and Principal Accounting Officer of Superior Industries International Inc. from August 2015 to November 2018. Mr. Bowie previously served as Corporate Controller of Black Diamond, Inc. from July 2014 until June 2015. Prior to that, Mr. Bowie served as Chief Accounting Officer of Affinia Group Holdings, Inc. (“Affinia”) from December 2011 until May 2014.

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

Summary of Equity Compensation Plans
(Amounts in number of shares and per share data)

Shown below is information concerning all equity compensation plans under which shares of our common stock may be issued as of October 31, 2019.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	22,500	$11.25	1,746,043
Equity compensation plans not approved by security holders	—	—	—

Total	22,500	$11.25	1,746,043

For additional information regarding the Company's equity compensation plans, refer to the discussion in Note 15 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the Proxy Statement, all of which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is set forth in the Proxy Statement, all of which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K under Item 8.

1.	Financial Statements.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2019 and 2018.
Consolidated Statements of Operations for the years ended October 31, 2019, 2018 and 2017.
Consolidated Statements of Other Comprehensive Income (Loss) for the years ended October 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017.
Consolidated Statements of Stockholders' Equity for the years ended October 31, 2019, 2018 and 2017.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Foreign Currency Adjustment	Acquisitions	Balance at End of Year
Valuation allowance for accounts receivable
Year ended	October 31, 2019	$676	$416	$218	$10	$—	$884
Year ended	October 31, 2018	$1,271	$32	$615	$(12)	$—	$676
Year ended	October 31, 2017	$790	$493	$24	$12	$—	$1,271
Valuation allowance for inventory reserves
Year ended	October 31, 2019	$3,117	$2,025	$593	$(604)	$—	$3,945
Year ended	October 31, 2018	$5,535	$(173)	$1,965	$(280)	$—	$3,117
Year ended	October 31, 2017	$2,946	$2,933	$384	$40	$—	$5,535
Valuation allowance for deferred tax assets
Year ended	October 31, 2019	$24,051	$6,303	$—	$(132)	$—	$30,222
Year ended	October 31, 2018	$9,401	$674	$—	$(278)	$14,254	$24,051
Year ended	October 31, 2017	$2,782	$6,619	$—	$—	$—	$9,401
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

EXHIBIT INDEX

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith

3.1	Certificate of Designation, dated December 31, 2001, authorizing the issuance of 100,000 shares of Series A Preferred Stock, par value $.01.	10-K	000-21964	February 13, 2002	3.1(ii)

3.2	Amended and Restated By-Laws of the Registrant, as amended through December 18, 2018 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).	8-K	000-21964	December 21, 2018	3.1

3.3	Amended Certificate of Incorporation of the Registrant, dated June 23, 1993 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

4.1	Specimen certificate for the Common Stock, par value $.01 per share, of the Company.	10-K	000-21964	October 31, 1995	4.1	x

4.2	Registration Rights Agreement, dated June 22, 1993, by and among the Company, MTD Products Inc and the stockholders named therein.	10-K	000-21964	October 31, 1995	4.3	x

4.3	Description of Securities		000-21964			x

10.1*	Form of Incentive Stock Option Agreement.	10-K	000-21964	December 22, 2004	10.2

10.2*	Form of Nonqualified Stock Option Agreement.	10-K	000-21964	December 22, 2004	10.3

10.3*	Shiloh Industries, Inc. Senior Management Bonus Plan.	Schedule 14A	000-21964	February 8, 2005	B

10.4*	Amended and Restated 1993 Key Employee Stock Incentive Plan (as Amended and Restated as of December 10, 2009).	Schedule 14A	000-21964	February 2, 2010	A

10.5*	Senior Management Bonus Plan.	Schedule 14A	000-21964	February 2, 2010	B

10.6*	First Amendment to the Shiloh Industries, Inc. Senior Management Incentive Plan.	Schedule 14A	000-21964	February 10, 2014	A

10.7*	Offer Letter to Ramzi Hermiz by Shiloh Industries, Inc., dated as of August 23, 2012.	8-K	000-21964	August 29, 2012	10.1

10.8*	Change in Control Severance Agreement between Ramzi Y. Hermiz and Shiloh Industries, Inc.	8-K	000-21964	August 29, 2012	10.20

10.9	Credit Agreement dated as of October 25, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	10-K	000-21964	December 23, 2013	10.30

10.10	First Amendment Agreement dated as of December 30, 2013 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	December 30, 2013	10.1

10.11	Share Sale and Purchase Agreement, dated May 21, 2014, among the subsidiary and Finnveden AB, a company limited by shares incorporated in Sweden, Shiloh Holdings Sweden AB, company limited by shares incorporated in Sweden, and FinnvedenBulten AB, a company limited by shares incorporated in Sweden.	10-Q	000-21964	September 5, 2014	10.1

Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith
10.12	Second Amendment Agreement, dated as of June 26, 2014 with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	July 2, 2014	10.1
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
		10-K	000-21964	January 17, 2017	10.22

Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith
10.19*	Letter Agreement dated as of November 1, 2016 between Shiloh Industries, Inc. and Jean Brunol.	10-K	000-21964	January 17, 2017	10.23

10.20	Form of Indenture.	S-3	333-216571	March 9, 2017	4.1

10.21*	Agreement on Terms and Conditions of Stock Award - Director Restricted Stock Award.	10-Q	000-21964	June 1, 2017	10.1

10.22*	Agreement on Terms and Conditions of RSU Award - Director Restricted Stock Unit Award.	10-Q	000-21964	June 1, 2017	10.2

10.23*	Agreement on Terms and Conditions of Stock Award - Employee Restricted Stock Award.	10-Q	000-21964	June 1, 2017	10.3

10.24*	Agreement on Terms and Conditions of Cash Incentive Award - Employee Cash Incentive Award.	10-Q	000-21964	June 1, 2017	10.4

10.25	Seventh Amendment to the Credit Agreement, dated July 31, 2017, among Shiloh Industries, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents, and the other lender parties thereto.	8-K	000-21964	August 1, 2017	10.1

10.26
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
		8-K	000-21964	November 2, 2017	10.1

10.27	Sale and Purchase Agreement, dated February 1, 2018 between Shiloh Holdings Netherlands, B.V. and Brabant Alucast Services B.V, a limited liability company organized under the laws of the Netherlands (Oss).	10-Q	000-21964	March 8, 2018	2.1

10.28	Sale and Purchase Agreement, dated February 1, 2018 between Shiloh Holdings Netherlands, B.V. and Brabant Alucast Services B.V, a limited liability company organized under the laws of the Netherlands (Verres).	10-Q	000-21964	March 8, 2018	2.2

10.29*	Employment Agreement by and between the Company and Lillian Etzkorn dated as of April 26, 2018.	10-Q	000-21964	September 7, 2018	10.1

10.30*	Form of Indemnification Agreement between Directors and Officers of Shiloh Industries, Inc., dated September 7, 2018.	8-K	000-21964	September 7, 2018	10.1

10.31*	First Amendment to Change in Control Agreement between Ramzi Y. Hermiz and Shiloh Industries, Inc.	8-K	000-21964	September 7, 2018	10.2

10.32	Shiloh Industries, Inc.'s Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 21, 2018).	8-K	000-21964	December 21, 2018	10.1

Exhibit #	Exhibit Description	Form	File Number	Filing Date	Exhibit #	Filed Herewith
10.33	Participation Agreement, dated December 17, 2018, by and between Lillian Etzkorn and Shiloh Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 21, 2018).	8-K	000-21964	December 21, 2018	10.2

10.34*	Shiloh Industries, Inc. 2019 Equity and Incentive Compensation Plan	DEF14A	000-21964	January 17, 2019	Appendix A

10.35	Ninth Amendment to Credit Agreement, First Amendment to Security Agreement and First Amendment to Pledge Agreement, dated June 6, 2019, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap me beperkte aansprakelijkheid organized under the laws of the Netherlands, as borrowers, and certain of the domestic subsidiaries of Shiloh Industries, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer	10-Q	000-21964	June 10, 2019	10.2

10.36*	Executive Nonqualified Excess Plan Document	10-Q	000-21964	September 5, 2019	10.1

21.1	Subsidiaries of the Company.					x

23.1	Consent of Grant Thornton LLP.					x

24.1	Power of Attorney.					x

31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

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

Date: December 20, 2019

SHILOH INDUSTRIES, INC.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz
President and Chief Executive Officer

By:	/s/ Lillian Etzkorn
Lillian Etzkorn
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAMZI HERMIZ	President and Chief Executive Officer and Director (Principal Executive Officer)
Ramzi Hermiz		December 20, 2019

/s/ LILLIAN ETZKORN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2019
Lillian Etzkorn

/s/ SCOT BOWIE	Vice President Corporate Controller (Principal Accounting Officer)	December 20, 2019
Scot Bowie

*	Chairman and Director	December 20, 2019
Curtis E. Moll

*	Director	December 20, 2019
Cloyd Abruzzo

*	Director	December 20, 2019
Jean Brunol

*	Director	December 20, 2019
Michael S. Hanley

*	Director	December 20, 2019
David J. Hessler

*	Director	December 20, 2019
Dieter Kaesgen

*	Director	December 20, 2019
Robert J. King, Jr.

*
Gena C. Lovett	Director	December 20, 2019

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ Ramzi Hermiz
Ramzi Hermiz, Attorney-In-Fact
December 20, 2019