Form 10-Q
period 2020-01-31
SHILOH INDUSTRIES INC
filed 2020-03-04
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 2, 2020 was 24,208,059.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 31, 2020	October 31, 2019

	(Unaudited)
ASSETS
Cash and cash equivalents	$12,260	$14,320
Accounts receivable, net	164,767	172,468
Related party accounts receivable	1,519	1,477
Prepaid income taxes	734	1,853
Inventories, net	63,347	63,547
Prepaid expenses	7,926	8,980
Other current assets	15,360	13,354
Total current assets	265,913	275,999
Property, plant and equipment, net	325,079	328,026
Goodwill	22,425	22,395
Intangible assets, net	12,546	13,025
Deferred income taxes	8,538	5,169
Operating lease assets	54,617	—
Other assets	6,481	7,077
Total assets	$695,599	$651,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,885	$1,975
Accounts payable	138,613	155,754
Current portion of operating lease liabilities	8,009	—
Other accrued expenses	44,006	50,093
Accrued income taxes	—	316
Total current liabilities	192,513	208,138
Long-term debt	265,195	248,695
Long-term benefit liabilities	23,869	24,147
Deferred income taxes	901	798
Noncurrent operating lease liabilities	46,174	—
Other liabilities	2,207	2,399
Total liabilities	530,859	484,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized at January 31, 2020 and October 31, 2019; 24,206,392 and 23,790,258 shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively	242	238
Paid-in capital	117,008	116,436
Retained earnings	112,186	115,866
Accumulated other comprehensive loss, net	(64,696)	(65,026)
Total stockholders’ equity	164,740	167,514
Total liabilities and stockholders’ equity	$695,599	$651,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,
	2020	2019
Net revenues	$243,486	$258,933
Cost of sales	224,197	245,242
Gross profit	19,289	13,691
Selling, general & administrative expenses	16,703	16,085
Amortization of intangible assets	519	521
Restructuring	3,803	3,006
Operating income (loss)	(1,736)	(5,921)
Interest expense	4,356	3,355
Interest income	(6)	(5)
Other (income) expense, net	(139)	(1,486)
Loss before income taxes	(5,947)	(7,785)
Benefit for income taxes	(2,267)	(3,087)
Net loss	$(3,680)	$(4,698)
Loss per share:
Basic loss per share	$(0.16)	$(0.20)
Basic weighted average number of common shares	23,653	23,385
Diluted loss per share	$(0.16)	$(0.20)
Diluted weighted average number of common shares	23,653	23,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended January 31,
	2020	2019
Net loss	$(3,680)	$(4,698)
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	376	288
Income tax (benefit)	(86)	(66)
Total defined benefit pension plans & other post-retirement benefits, net of tax	290	222
Marketable securities
Realized gain	—	18
Total marketable securities, net of tax	—	18
Derivatives and hedging
Unrealized (loss) gain on interest rate swap agreements	18	(571)
Income tax benefit (provision)	(44)	111
Reclassification adjustments for settlement of derivatives included in net income (loss)	175	86
Change in fair value of derivative instruments, net of tax	149	(374)
Foreign currency translation adjustments
Foreign currency translation gain (loss)	(109)	2,705
Unrealized gain (loss) on foreign currency translation	(109)	2,705
Comprehensive loss, net	$(3,350)	$(2,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,680)	$(4,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,864	11,860
Restructuring	2,233	1,043
Amortization of deferred financing costs	536	297
Deferred income taxes	(2,961)	(3,918)
Stock-based compensation expense	578	545
(Gain) loss on sale of assets	145	(2,915)
Loss on marketable securities	—	20
Changes in operating assets and liabilities:
Accounts receivable, net	5,245	40,283
Inventories, net	(584)	704
Prepaids and other assets	(1,061)	1,059
Payables and other liabilities	(21,157)	(34,138)
Prepaid and accrued income taxes	1,554	(3,781)
Net cash (used in) provided by operating activities	(7,288)	6,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,522)	(15,661)
Proceeds from sale of assets	—	10,858
Net cash used in investing activities	(11,522)	(4,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(90)	(201)
Proceeds from long-term borrowings	64,200	61,600
Repayments of long-term borrowings	(47,700)	(68,300)
Payment of deferred financing costs	(98)	—
Net cash provided by (used in) financing activities	16,312	(6,901)
Effect of foreign currency exchange rate fluctuations on cash	438	167
Net decrease in cash and cash equivalents	(2,060)	(5,176)
Cash and cash equivalents at beginning of period	14,320	16,843
Cash and cash equivalents at end of period	$12,260	$11,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2018	$234	$114,405	$135,813	$(50,930)	$199,522
Net loss	—	—	(4,698)	—	(4,698)
Other comprehensive income (loss), net of tax	—	—	—	2,571	2,571
Restricted stock and exercise of stock options	3	(3)	—	—	—
Stock-based compensation cost	—	545	—	—	545
January 31, 2019	$237	$114,947	$131,115	$(48,359)	$197,940

October 31, 2019	$238	$116,436	$115,866	$(65,026)	$167,514
Net loss	—	—	(3,680)	—	(3,680)
Other comprehensive income (loss), net of tax	—	—	—	330	330
Restricted stock and exercise of stock options	4	(6)	—	—	(2)
Stock-based compensation cost	—	578	—	—	578
January 31, 2020	$242	$117,008	$112,186	$(64,696)	$164,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared for Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh Industries," "us," "our" or "we"), without audit, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Revenues and operating results for the three months ended January 31, 2020 are not necessarily indicative of the results to be expected for the full year.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 2—Recent Accounting Standards

Recently Issued Accounting Standards:

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2019-12 Income Taxes: Simplifying the Accounting for Income Taxes
This Accounting Standards Update ("ASU") removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period: (1) Exception to the incremental approach for intraperiod tax allocation, (2) Exception accounting for basis differences when there are ownership changes in foreign investments, (3) Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment and (4) Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. Also, this amendment updates the following: (1) Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method, (2) Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and (3) Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.

		November 1, 2021	We are in the process of evaluating the impact of adoption of this standard on our financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Effective Date	Effect on our financial statements and other significant matters
ASU 2018-14 Compensation-Retirements Benefits-Defined Benefit Plans
This ASU amendment adds the following to disclosure requirements: (1) The weighted-average interest crediting rates used in the entity’s cash balance pension plans and other similar plans; (2) A narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period; (3) An explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by Accounting Standards Codification ("ASC") Topic 715, Compensation-Retirement Benefits. Also, this amendment clarifies the guidance in ASC 715-20-50-3 on defined benefit plans to require disclosure of (1) the projected benefit obligation (PBO) and fair value of plan assets for pension plans with PBOs in excess of plan assets (the same disclosure with reference to the accumulated postretirement benefit obligation rather than the PBO is required for other postretirement benefit plans) and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with ABOs in excess of plan assets.

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
ASU 2016-02 Leases
This amendment requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in ASC Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective or current period transition approach for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect an optional transition practical expedient to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 which clarifies certain areas within ASU 2016-02. ASU 2018-11 Targeted Improvements to Topic 842, Leases. This amendment provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date. The Company did not recognize any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
		November 1, 2019	See below (1) and refer to Note 9.
(1) The Company has applied ASU 2016-02 and all related amendments ("ASC 842") using the current period adjustment method. The Company did not record any adjustments to the opening balance of retained earnings as of November 1, 2019. Therefore, the comparative information has not been adjusted and continues to be presented under prior lease guidance. In addition, the Company elected the following package of practical expedients on a consistent basis permitting entities not to reassess: (1) whether any expired or existing contract are or contain a lease; (2) lease classification for any expired or existing leases; (3) whether initial direct costs for any expired or existing leases qualify for capitalization under the new amended guidance. As a result, as of November 1, 2019, we recorded right-of-use ("ROU") assets of $50,540 for operating leases and $2,000 for financing leases. This standard did not have a material impact on the Company's condensed consolidated statement of operations or statement of cash flows.
The Company determines if an arrangement is a lease at inception. Operating leases are included in ROU assets and the Company's short-term and long-term operating lease liability on our Condensed Consolidated Balance Sheets. Finance leases are included in other assets, other current liabilities, and other non-current liabilities on our Condensed Consolidated Balance Sheets.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the term of the lease. The Company includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of the Company's leases do not provide an implicitly stated rate within the contact, we will use our incremental borrowing rate based on third party information available at the commencement date in determining the present value of lease payments. Lease expenses for lease payments on operating leases is recognized on a straight-line basis over the lease term. Additionally, the Company does not record a ROU asset or lease liability for leases with an expected lease term of 12 months or less.
The Company has lease arrangements with lease and non-lease components, which are accounted for separately across the Company's portfolio of leases. The non-lease components consist of maintenance, insurance, taxes and other expenses, and are immaterial.
The Company has exercised the land easement expedient and will continue to treat land leases under legacy GAAP provisions of ASC 840, Leases. If a modification or extension happens to a land lease, the Company will then treat the lease under the ASC 842 requirements. Current land leases are being recorded in other assets on the Company's Condensed Consolidated Balance Sheets.

Note 3—Revenue

The Company manufactures and sells products, primarily to original equipment manufacturers ("OEMs") and to OEMs through Tier 1 suppliers. We enter into contracts with customers that create enforceable rights and obligations for the sale of those products. While certain production is provided under awarded multi-year programs, these programs do not contain any commitment to volume by the customer. Individual customer volume releases, blanket purchase orders, supply agreements, terms and conditions represent the contract with the customer. Volume releases are limited to near-term customer requirements generally with delivery periods within a few weeks. We do not have contract assets or liabilities as defined under ASC 606, "Revenue from Contracts with Customers".

The Company participates in certain customers’ materials repurchase programs, under which we purchase materials directly from a customer’s designated supplier, for use in manufacturing products for that customer. We take delivery and title to such materials and bear the risk of loss and obsolescence. We invoice customers based upon negotiated selling prices, which inherently include a component for materials under such repurchase programs. We have risks and rewards of a principal, and as such, for transactions in which we participate in customers' materials resale programs, revenue is recognized on a gross basis for the entire amount, including the component for purchases under that customers' material resale programs.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Disaggregation of Net Revenues

The following table summarizes revenue for the three months ended January 31, 2020 and January 31, 2019:

	Net Revenues
	Three Months Ended January 31,
Region:	2020	2019
North America	$184,666	$195,145
Europe	57,015	64,764
Asia	11,091	3,914
Eliminations	(9,286)	(4,890)
Total Company	$243,486	$258,933

Note 4—Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $815 and $884 at January 31, 2020 and October 31, 2019, respectively. We recognized bad debt expense of $12 for the three months ended January 31, 2020, and recognized bad debt expense of $329 during the three months ended January 31, 2019, in the condensed consolidated statement of operations.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts in light of the market conditions in the automotive and commercial vehicle markets.

As a part of our working capital management, the Company has entered into factoring agreements with third party financial institutions ("institutions") for the sale of certain accounts receivable, with and without recourse. The sale of the receivables is accounted for in accordance with ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. In addition, certain agreements address events and conditions which may obligate the Company to immediately repay to the institutions the outstanding purchase price of the receivables sold.

The total amount of trade accounts receivable factored was $9,203 and $8,779 as of January 31, 2020 and October 31, 2019, respectively. As these sales of trade accounts receivable are with recourse, $8,087 and $9,188 were recorded in accounts payable as of January 31, 2020 and October 31, 2019, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables, the date the customer’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

As of January 31, 2020 and October 31, 2019, $2,674 and $2,538 of trade accounts receivable were subject to factoring without recourse, respectively. The amounts subject to factoring without recourse for the year 2020 have been included in the proceeds for net cash provided by operating activities in the consolidated statements of cash flows. The expense associated with the sale of the receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Note 5—Related Party Receivables

MTD Products Inc. and MTD Holdings LLC are affiliates of Oak Tree Holdings LLC, which is a greater than 5% beneficial owner of the Company's shares of Common Stock.

Sales to MTD Products Inc. and its affiliates were $1,643 and $1,857 for the three months ended January 31, 2020 and 2019, respectively. At January 31, 2020 and October 31, 2019, we had related party receivable balances of $1,519 and $1,477, respectively, due from MTD Products Inc. and its affiliates.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6—Inventories, Net
Inventories, net consists of the following:

	January 31, 2020	October 31, 2019
Raw materials	$27,187	$26,653
Work in process	22,376	21,369
Finished goods	18,195	19,470
Reserves	(4,411)	(3,945)
Total inventories, net	$63,347	$63,547

Note 7 —Goodwill and Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended January 31, 2020 are as follows:

Balance October 31, 2019	$22,395
Foreign currency translation	30
Balance January 31, 2020	$22,425

Intangible Assets:

The changes in the carrying amount of finite-lived intangible assets for the three months ended January 31, 2020 are as follows:

	Customer Relationships	Developed Technology	Trade Name	Trademark	Total
Balance October 31, 2019	$8,977	$2,979	$1,008	$61	$13,025
Amortization expense	(333)	(98)	(31)	(4)	(466)
Foreign currency translation	—	(13)	—	—	(13)
Balance January 31, 2020	$8,644	$2,868	$977	$57	$12,546
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	January 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	6.7	$17,561	$(8,917)	$8,644
Developed technology	8.7	7,120	(4,252)	2,868
Trade Name	7.9	1,875	(898)	977
Trademark	3.5	267	(210)	57
		$26,823	$(14,277)	$12,546

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total amortization expense for the three months ended January 31, 2020 and 2019 was $519 and $521, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal year 2018 with a 7-year useful life. Amortization expense for the three months ended January 31, 2020 was $53 and is included within the amortization of intangible assets. A net balance of $951 is included within other assets for the favorable lease asset. Amortization expense related to intangible assets and the favorable lease asset is estimated to be as follows:

Twelve Months Ended January 31,
2021	$2,056
2022	2,056
2023	2,056
2024	2,046
2025	1,941
Thereafter	3,342
$13,497

Note 8—Financing Arrangements
Debt consists of the following:

	January 31, 2020	October 31, 2019
Credit Agreement—interest rate of 5.13% at January 31, 2020 and 5.18% at October 31, 2019	$265,195	$248,695
Capital lease obligations	1,885	1,975
Total debt	267,080	250,670
Less: Current debt	1,885	1,975
Total long-term debt	$265,195	$248,695

At January 31, 2020, the Company had floating rate debt on a revolving line of credit of $265,195, net of its capital lease obligations. The weighted average interest rate of all debt was 5.11% and 5.03% for the three months ended January 31, 2020 and 2019, respectively.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. We were in compliance with the financial covenants as of January 31, 2020 and October 31, 2019. The interest coverage ratio remains at 3.5 times and the leverage ratio decreases from 4.75 times in the first quarter of 2020 to 3.25 times in the fourth quarter of 2020.

After considering letters of credit of $4,254 that we have issued, unused commitments under the Credit Agreement were $80,551 as of January 31, 2020. Actual borrowing capacity is subject to the Credit Agreement covenants and could be less than the stated unused commitments.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

Other Debt:

We maintain finance leases for equipment used in our manufacturing facilities with lease terms expiring between 2019 and 2020. As of January 31, 2020, the present value of minimum lease payments under our capital leases amounted to $1,885.
Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending January 31,	Credit Agreement	Capital Lease Obligations	Total
2021	$—	$1,885	$1,885
2022	—	—	—
2023	265,195	—	265,195
2024	—	—	—
2025	—	—	—
Total	$265,195	$1,885	$267,080

Note 9 — Leases

The Company leases office space, manufacturing space, computer equipment and other equipment under non-cancellable lease arrangements. Additionally, some of the Company's real estate lease payments vary based on changes in the Consumer Price Index ("CPI"). These specific lease liabilities are not remeasured as a result of changes to the CPI and are recognized in the period in which the obligation for those payments was incurred.

The Company's lease arrangements have lease terms that expire between the years 2020 and 2036. The Company has options to extend the terms of certain leases into future periods and for the options the Company is reasonably certain to exercise, the payments associated with these renewal periods have been included in the measurement of the lease liabilities and ROU assets. The Company's debt covenant requirements do not have any restrictions in terms of leasing arrangements on the Company or place any other restrictions on the Company.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Operating lease expenses are classified as cost of products sold and operating expenses on the Condensed Consolidated Statement of Operations. The components of lease expense for the three months ended January 31, 2020 are as follows:

Lease cost	Three months ended January 31, 2020
Finance lease expense
Amortization of right-of-use asset	$93
Interest on lease liability	11
Total finance lease cost	$104
Operating lease expense
Operating leases	$3,332
Short-term leases (1)	192
Total lease expense	$3,524
(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond a month.

The weighted average remaining operating and finance lease terms and weighted average discount rates are as follows:

Three months ended January 31, 2020
Weighted average remaining lease term of operating leases (in years)	16.7

Weighted average discount rate of operating leases	5.19%

Weighted average remaining lease term of finance leases (in years)	0.58

Weighted average discount rate of finance leases	4.57%

Other supplemental cash flow information related to leases is as follows:

Other Information	Three months ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$93
Operating cash outflows from operating leases	2,197
Financing cash outflows from finance leases	11

Maturities of operating and finance lease liabilities as of January 31, 2020 are as follows:

Years Ending October 31,
2020 (1)	$9,385
2021	10,240
2022	8,198
2023	6,571
2024	4,750
Thereafter	40,391
Total lease payments	79,535
Less: imputed interest	25,352
Total lease liabilities (2)	$54,183
(1) Excluding the three months ended January 31, 2020.
(2) Operating lease payments include $18,778 related to options to extend lease terms that are reasonably certain of being exercised.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate amount of future minimum annual rental payments applicable to non-cancelable leases as of October 31, 2019 were as follows:

Year Ending October 31,
2020	$12,040
2021	8,960
2022	5,102
2023	3,816
2024	2,717
Thereafter	10,513
Total	$43,148

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S Plans

The components of net periodic benefit cost for the three months ended January 31, 2020 and 2019 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended January 31,		Three Months Ended January 31,
	2020	2019	2020	2019
Interest cost	$675	$841	$2	$3
Expected return on plan assets	(831)	(835)	—	—
Amortization of net actuarial loss	374	287	2	1
Net periodic cost	$218	$293	$4	$4

We made contributions of $219 to our U.S. pension plans during the three months ended January 31, 2020. We expect to contribute an additional $897 to our U.S. pension plans before the end of fiscal 2020.

We report the service cost component of the net periodic pension and post-retirement costs in the same caption as other compensation costs arising from services rendered. The other components of net period costs are presented outside of operating income in other (income) expense, net.

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,293 at January 31, 2020 and $1,267 at October 31, 2019. The liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $144 for the three months ended January 31, 2020 and $86 for the three months ended January 31, 2019, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in stockholders' equity by component for the three months ended January 31, 2020 and 2019 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2018	$(29,137)	$(18)	$104	$(21,879)	$(50,930)
Other comprehensive income (loss), net of tax	—	—	(460)	2,705	2,245
Amounts reclassified from accumulated other comprehensive loss, net of tax	222	18	86	—	326
Net current-period other comprehensive income (loss)	222	18	(374)	2,705	2,571
Balance at January 31, 2019	$(28,915)	$—	$(270)	$(19,174)	$(48,359)

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2019	$(37,883)	$—	$(628)	$(26,515)	$(65,026)
Other comprehensive loss, net of tax	—	—	(26)	(109)	(135)
Amounts reclassified from accumulated other comprehensive loss, net of tax	290	—	175	—	465
Net current-period other comprehensive income (loss)	290	—	149	(109)	330
Balance at January 31, 2020	$(37,593)	$—	$(479)	$(26,624)	$(64,696)
(1) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with other expense included on the statements of operations.
(2) Amounts reclassified from accumulated other comprehensive loss, net of tax are classified with interest expense included on the statements of operations.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of the cross-currency interest rate swap was October 31, 2022. In the second quarter of fiscal 2019, the cross-currency interest rate swap was discontinued and settled in cash for $5,110. The cash value at settlement was driven by changes in foreign currency exchange rates and debt markets from inception to settlement. There was no impact to net income upon settlement.

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest rate at 2.74% plus the applicable margin as provided in the Fifth Amendment discussed in Note 8 - Financing Arrangements, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount has a five-year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable interest rate monies borrowed. Any ineffectiveness in the hedging relationship is recognized immediately into earnings.

Our derivatives at January 31, 2020 consist of interest rate swap contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	January 31, 2020	October 31, 2019
Cash Flow Hedging Instruments:
Interest rate swap contracts	(Other liabilities) Other assets	$(621)	$(814)

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

Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the condensed consolidated statements of operations and the effects of hedging on those line items:

Location	Three months ended January 31, 2020	Three Months Ended January 31, 2019
Interest expense	$4,356	$3,355
Effect of hedging on interest expense	$175	$(368)

Note 13—Stock Incentive Compensation
Stock Incentive Compensation requires us to expense share-based payment awards granted. Compensation cost for share-based payment transactions are measured at fair value. For stock options, we use the simplified method of calculating the expected term and historical volatility to compute fair value under the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. zero coupon Treasury yield in effect at the time of grant. New restricted stock and restricted stock unit grants are calculated using the average market price of our common stock over a consistent predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. We do not estimate a forfeiture rate at the time of grant. Instead, we adjust share-based compensation expense when actual forfeitures occur.

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

The following table summarizes the Company’s Incentive Plan activity for the three months ended January 31, 2020 and 2019:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2018	33	$9.42	1.84	478	$7.45	1.87	26	$8.17	1.37
Granted	—	—		294	7.06		22	6.96
Options exercised or restricted stock vested	—	—		(123)	7.66		(6)	7.68
Forfeited or expired	—	—		(32)	7.24		—	—
January 31, 2019	33	$9.42	1.59	617	$7.23	2.36	42	$7.60	2.31

November 1, 2019	23	$11.25	1.31	603	$7.00	1.86	47	$6.81	1.88
Granted	—	—		459	3.77		37	3.77
Options exercised or restricted stock vested	—	—		(163)	7.36		(9)	7.28
Forfeited or expired	—	—		(49)	6.30		(2)	7.35
January 31, 2020	23	$11.25	1.06	850	$5.20	2.17	73	$5.19	2.28
We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three months ended January 31, 2020 and 2019 as follows:

	Three Months Ended January 31,
	2020	2019
Restricted stock	$533	$509
Restricted stock units	45	36
Total	$578	$545
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the three months ended January 31, 2020 and 2019.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At January 31, 2020 and October 31, 2019, the options outstanding and exercisable had an intrinsic value of $0 for both periods.
Restricted Stock Awards - New restricted stock grants are calculated using the average market price of our common stock over a consistent predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of January 31, 2020, there was $3,630 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Restricted Stock Units - New restricted stock unit grants are calculated using the average market price of our common stock over a consistent predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of January 31, 2020, there was $271 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at January 31, 2020 and October 31, 2019 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2019
Interest Rate Swap Contracts	$(814)	—	$(814)	Income Approach

January 31, 2020
Interest Rate Swap Contracts	(621)	—	(621)	Income Approach

We calculate the fair value of our interest rate swap contracts using quoted interest rate curves to calculate forward values and then discount the forward values.
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

During the three months ended January 31, 2020 and 2019, we incurred $3,803 and $3,006, respectively related to employee, professional, legal and other restructuring related costs. We have incurred restructuring expenses of $32,265 since initiating the restructuring activities.

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

The following table presents information about restructuring costs recorded for the three months ended January 31, 2020:

	Three Months Ended January 31,
	2020	2019
Employee costs	$920	$553
Professional and legal costs	2,640	1,242
Other	243	1,211
	$3,803	$3,006

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through January 31, 2020 and January 31, 2019:

	Balance as of October 31, 2018	Restructuring Expense	Payments	Balance as of January 31, 2019
Employee costs	$367	$553	$181	$739
Professional and legal costs	248	1,242	571	919
Other	—	1,211	1,211	—
	$615	$3,006	$1,963	$1,658

	Balance as of October 31, 2019	Restructuring Expense	Payments	Balance as of January 31, 2020
Employee costs	$2,639	$920	$20	$3,539
Professional and legal costs	1,672	2,640	1,523	2,789
Other	1,167	243	27	1,383
	$5,478	$3,803	$1,570	$7,711

Note 16—Income Taxes

The provision for income taxes for the three months ended January 31, 2020 was a benefit of $2,267 on loss before income taxes of $5,947 for a consolidated effective tax rate of 38.1%. During the first quarter of 2020, we recorded a discrete tax benefit related to an adjustment of a valuation allowance for $3,029.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The provision for income taxes for the three months ended January 31, 2019 was a benefit of $3,087 on loss before income taxes of $7,785 for a consolidated effective tax rate of 39.7%.

The U.S. Internal Revenue Service has proposed disallowances of the majority of fiscal years 2012 and 2013 U.S. R&D credits claimed. We are disputing this tax credit matter and intend to vigorously defend our position. We believe the ultimate resolution of the matters will not materially impact our results of operations, financial position or cash flows. With any tax controversy and litigation, there is, however, a chance of unforeseen loss which due to the number of years involved could materially impact our results, financial position and cash flows. For open tax years through fiscal year 2020, the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest, amounts to approximately $10,000, of which the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2019 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the three months ended January 31, 2020 and 2019, 1,020 and 625 stock awards, respectively, were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net loss per share:

	Three Months Ended January 31,
	2020	2019
Net loss available to common stockholders	$(3,680)	$(4,698)
Basic weighted average shares	23,653	23,385
Effect of dilutive securities:
Restricted stock, units and stock options (1)	—	—
Diluted weighted average shares	23,653	23,385
Basic loss per share	$(0.16)	$(0.20)
Diluted loss per share	$(0.16)	$(0.20)
(1) Due to a loss for the three months ended January 31, 2020, no restricted stock, restricted stock units or stock options are included because the effect would be anti-dilutive.

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
Foreign net revenues were 26.7% and 26.4% of net revenues for the three months ended January 31, 2020 and 2019, respectively. Foreign net revenues, and geographic regions quantified in the table below, are based upon the location of the entity recording the sale.

SHILOH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Net Revenues
	Three Months Ended January 31,
Geographic Region:	2020	2019
North America	$178,487	$190,466
Europe	56,992	64,553
Asia	8,007	3,914
Total Company	$243,486	$258,933

The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)
	Three Months Ended January 31,
Geographic Region:	2020	2019
North America	$43	$238
Europe	59	(56)
Asia	172	57
Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles.

	Long-Lived Assets
Geographic Region:	January 31, 2020	October 31, 2019
North America	$292,527	$268,913
Europe	100,857	81,532
Asia	21,283	$13,001
Total Company	$414,667	$363,446

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

Listed below are some of the factors that could potentially cause actual results to differ materially from expected future results.

•	our ability to accomplish our strategic objectives;

•	our ability to derive a substantial portion of our sales from large customers;

•	our ability to obtain future sales;

•	changes in worldwide economic and political conditions, including adverse effects from terrorism or related hostilities;

•	the impact of the coronavirus disease 2019 or COVID-19 (“coronavirus”) outbreak on operations and financial results;

•	costs related to legal and administrative matters;

•	our ability to realize cost savings expected to offset price concessions;

•	our ability to successfully integrate acquired businesses, including businesses located outside of the United States;

•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products;

•	inefficiencies related to production and product launches that are greater than anticipated;

•	changes in technology and technological risks;

•	work stoppages and strikes at our facilities and that of our customers or suppliers;

•	our dependence on the automotive and commercial vehicle industries, which are highly cyclical;

•	the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions affecting car and light truck production;

•	regulations and policies regarding international trade;

•	financial and business downturns of our customers or vendors, including any production cutbacks or bankruptcies;

•	increases in the price of, or limitations on the availability of aluminum, magnesium or steel, our primary raw materials, or decreases in the price of scrap steel;

•	the successful launch and consumer acceptance of new vehicles for which we supply parts;

•	the impact on financial statements of any known or unknown accounting errors or irregularities; and the magnitude of any adjustments in restated financial statements of our operating results;

•
the occurrence of any event or condition that may be deemed a material adverse effect under our outstanding indebtedness or a decrease in customer demand which could cause a covenant default under our outstanding indebtedness;

•	increases in pension plan funding requirements; and

•	other factors besides those listed here could also materially affect our business.
See "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for a more complete discussion of these risks and uncertainties. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of this Quarterly Report on Form 10-Q.
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

General

Shiloh Industries is a global innovative solutions provider to the automotive and commercial vehicle market with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. We offer a broad portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys. We design and manufacture components in body, chassis, interior structures and powertrain systems with expertise in precision blanks, ShilohCore® acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components. We have approximately 3,600 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

Recent Trends and General Economic Conditions Affecting the Automotive Industry
Our business and operating results are directly affected by the relative strength of the Asian, European and North American automotive industries, which are driven by factors that continue to be critical to our success including winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as shifts in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include changes in raw material costs, negotiation of price increases and cost reduction initiatives. In addition, trade actions initiated by the U.S. imposing tariffs on imports had been met with retaliatory tariffs by other countries. Recent trade agreements have alleviated some of the uncertainty in the global economic environment. These and other actions are likely to impact trade policies with other countries and the overall global economy. We are carefully monitoring capacity and availability of the alloys utilized in our production process. The automotive industry remains susceptible to these factors that impact consumer spending habits and could adversely impact consumer demand for vehicles.

The recent coronavirus outbreak in China has impacted and could further impact operations, customers and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. We are evaluating the impact that the coronavirus outbreak could have on our operations and supply chain in China and other regions throughout the world. The timing of revenue is expected to change within the year but the impact on profitability is still uncertain. The outbreak remains fluid and we are actively managing the situation in collaboration with our employees, customers and suppliers.

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

Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Asia, Europe and North America. Our revenues are dependent upon the production of automobiles, light trucks and commercial vehicles in these markets. According to industry statistics, Asia, Europe and North America production volumes for the three months ended January 31, 2020 and 2019 were as follows:

Automotive Production Volumes	Three Months Ended January 31,
	2020	2019
	(Number of Vehicles in Thousands)
Asia	6,445	7,104
Europe	4,849	5,185
North America	3,820	3,943
Total	15,114	16,232

Asia
Decrease from prior year	(659)
% Decrease from prior year	(9.3)%
Europe
Decrease from prior year	(336)
% Decrease from prior year	(6.5)%
North America
Decrease from prior year	(123)
% Decrease from prior year	(3.1)%
Total
Decrease from prior year	(1,118)
% Decrease from prior year	(6.9)%

Asia Market:

The Asia Pacific automotive market production volumes declined during the first quarter of 2020. The decline in production volumes was due to the timing of the holiday schedule (Chinese New Year was in February 2019 versus January 2020), the continuing trade dispute between China and the U.S., increasing emission standards and tightened credit for prospective buyers. A partial trade agreement between the U.S. and China was signed on January 15, 2020, which may alleviate some of the global economic uncertainty. The recent coronavirus outbreak in China may negatively impact Asia revenue growth anticipated in fiscal 2020.

Europe Market:

Uncertainty remains in the economic environment in Europe due to a number of factors, resulting in a decrease in year over year vehicle production. The United Kingdom's decision to withdraw from the European Union could have an effect on the economy of the remaining European Union countries, as no trade deal has been signed. The lack of a trade deal also increases industry concerns relating to the potential effect on production in the United Kingdom factories and resulting sales impacts. The coronavirus outbreak may negatively impact Europe revenue volumes anticipated in fiscal 2020.

North America Market:

The overall North American light vehicle market has shown modest signs of weakening demand levels since 2017 with the uncertainty surrounding the potential effects of trade policies, restrictions and practices being implemented or considered by the existing government leadership in the United States. Economic conditions in North America that remain relatively favorable are the low unemployment levels and comparatively low/stable fuel prices. High levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles. The coronavirus outbreak may negatively impact North America revenue volumes anticipated in fiscal 2020.

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
Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax assets is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary.
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
Refer to Note 16, "Income Taxes," to the Condensed Consolidated Financial Statements in Item 1 of this report for more information regarding income taxes.
Intangible Assets. Intangible assets with finite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with finite lives on a straight-line basis over periods ranging from three months to 15 years. See Note 7, "Goodwill and Intangible Assets" to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.
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
We perform a quantitative goodwill impairment assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount which the carrying value exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.

Share-based Payments. We record compensation expense for the fair value of nonvested stock option awards, restricted stock awards and restricted stock units over the vesting period. We use the simplified method to calculate the expected term of the stock options outstanding at five to six years and have utilized historical weighted average volatility. We determine the volatility and risk-free rate assumptions used in computing the fair value using the Black-Scholes option-pricing model. The expected term for the restricted stock award is between three months and four years. In addition, we do not estimate a forfeiture rate at the time of grant, instead, we elected to adjust share-based compensation expense when actual forfeitures occur.
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
The discount rate reflects the estimated rate at which the pension and other post-retirement liabilities could be settled at the end of the year. For our U.S. operations, we use the Principal Pension Discount Yield Curve ("Principal Curve") as the basis for determining the discount rate for reporting pension and retiree medical liabilities. At October 31, 2019, the resulting discount rate from the use of the Principal Curve was 3.05%, a decrease of 1.30% that contributed to an increase of the benefit obligation of $8,338. A change of 25 basis points in the discount rate at October 31, 2019 would increase expense on an annual basis by $19 or decrease expense on an annual basis by $260.
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
For the year ended October 31, 2019, the actual return on pension plans’ assets for all of our plans was 10.2%, which is higher than the expected rate of return on plan assets of 6.50% used to derive pension expense. The long-term expected rate of return takes into account years with exceptional gains and years with exceptional losses.
Actual results that differ from these estimates may result in more or less future Company funding into the pension plans than is planned by management.

Results of Operations
Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019

REVENUES. Revenues for the first quarter of fiscal 2020 were $243,486 compared to revenues of $258,933 in the first quarter of fiscal 2019, a decrease of $15,447, or 6.0% compared to a market decrease of 6.9%. The decrease was attributable to negative currency effects of approximately $2.1 million and lower volumes across our North American and European operations. Adjusting for currency effects the sales decrease was 5.1%. Our Asia operations partially offset the decreased sales with increased sales from a new plant in China.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2020 was $19,289 compared to gross profit of $13,691 in the first quarter of fiscal 2019, an increase of $5,598, or 40.9%. Gross profit as a percentage of sales was 7.9% for the first quarter of 2020 and 5.3% for the first quarter of 2019, which is an improvement of 49%. The increase in gross profit as a percentage of sales was primarily due to the impact of our strategic transformation efforts, a decrease in product costs, maintenance costs and lower launch costs in the first quarter of fiscal 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses support the growth in sales opportunities, new technologies and new product launches. Expenses were $16,703 and $16,085 in the first quarter of fiscal 2020 and 2019, respectively. As a percentage of sales, these expenses were 6.9% of sales for the first quarter of fiscal 2020 and 6.2% of sales for the first quarter of fiscal 2019. The increase is due to higher depreciation, insurance related costs and a prior year non-repeating reduction in employee related costs that did not occur this year.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $519 for the first quarter of fiscal 2020 and $521 for the first quarter of fiscal 2019.

RESTRUCTURING. Restructuring charges of $3,803 were recorded in the first quarter of fiscal 2020 compared to $3,006 in the first quarter of fiscal 2019. Our restructuring charges relate to our global strategic plan to become a more efficient and focused footprint allowing us to operate with lower fixed costs and capitalize on growth opportunities. These costs primarily included employee, professional, legal and other costs.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2020 was $4,356, compared to interest expense of $3,355 in the first quarter of fiscal 2019. The increase in interest expense was the result of higher average borrowings during the first quarter of 2020.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $139 income and $1,486 income for the first quarter of fiscal 2020 and 2019, respectively. The decrease in income in the current year was primarily driven by a gain on sale of a building in the first quarter of fiscal 2019.

BENEFIT FOR INCOME TAXES. The benefit for income taxes in the first quarter of fiscal 2020 was $2,267 on a loss before taxes of $5,947 for an effective tax rate of 38.1%. The benefit for income taxes in the first quarter of fiscal 2019 was $3,087 on a loss before taxes of $7,785 for an effective tax rate of 39.7%. The effective tax rate for the three months ended January 31, 2020 and 2019 varied due to an adjustment to valuation allowances.

NET LOSS. Net loss for the first quarter of fiscal 2020 was $3,680, or $0.16 per share, diluted compared to a net loss for the first quarter of fiscal 2019 of $4,698, or $0.20 per share, diluted for the reasons discussed above.

For further information on the discussion of results of operations in prior quarterly financial statements refer to the "Results of Operations" section in our prior filings.

Liquidity and Capital Resources

General:

Our ability to obtain adequate cash to fund our needs depends on our results of operations and the availability of financing. We believe that cash on hand, cash flow from operations and available borrowings under our Credit Agreement will be sufficient to fund capital expenditures and meet our operating obligations for the next twelve months. However, there can be no assurance that we will meet these expectations. The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. We were in compliance with the financial covenants as of January 31, 2020 and October 31, 2019. A potential downturn in the global economy, potential decline in automotive production, disruptions in supply chain, disruptions in production, the impact of the coronavirus and other factors could adversely impact our ability to satisfy our covenants in the future. For additional information, refer to Risk Factors included in Part 1, Item 1A of Shiloh's Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Cash Flows and Working Capital:

At January 31, 2020, total debt was $267,080 and total equity was $164,740, resulting in a capitalization rate of 61.8% debt, 38.2% equity. Current assets were $265,913 and current liabilities were $192,513, resulting in positive working capital of $73,400.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Three Months Ended January 31,		2020 vs. 2019
	2020	2019	change
Net cash (used in) provided by operating activities	$(7,288)	$6,361	$(13,649)
Net cash used in investing activities	$(11,522)	$(4,803)	$(6,719)
Net cash provided by (used in) financing activities	$16,312	$(6,901)	$23,213

Net Cash Provided By Operating Activities:

	Three Months Ended January 31,
	2020	2019
Operational cash flow before changes in operating assets and liabilities	$8,715	$2,234

Changes in operating assets and liabilities:
Accounts receivable, net	5,245	40,283
Inventories, net	(584)	704
Prepaids and other assets	(1,061)	1,059
Payables and other liabilities	(21,157)	(34,138)
Accrued income taxes	1,554	(3,781)
Total change in operating assets and liabilities	$(16,003)	$4,127

Net cash (used in) provided by operating activities	$(7,288)	$6,361

Cash inflows and outflows from changes in operating assets and liabilities:

•
Cash inflows from changes in accounts receivable for the three months ended January 31, 2020 and 2019, were $5,245 and $40,283, respectively. The cash inflows decreased due to sales volume changes and one-time orders near the end of fiscal 2018 that were collected in the first quarter of 2019.

•
Cash outflows from changes in inventory for the three months ended January 31, 2020 were $584 and cash inflows from changes in inventory were $704 for the three months ended January 31, 2019. The difference was primarily driven by operational performance and timing of shipments.

•
Cash outflows from changes in prepaids and other assets for the three months ended January 31, 2020 were $1,061 and cash inflows from changes in prepaids and other assets for the three months ended January 31, 2019 were $1,059. The difference was primarily driven by the timing of invoicing customer-funded tooling.

•
Cash outflows from changes in payables and other liabilities for the three months ended January 31, 2020 were $21,157 and cash outflows from changes in payables and other liabilities for the three months ended January 31, 2019 were $34,138. The difference was primarily driven by payment terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer-funded tooling.

•
Cash inflows from changes in accrued income taxes for the three months ended January 31, 2020 were $1,554 and cash outflows from changes in accrued income taxes for the three months ended January 31, 2019 were $3,781. The changes were primarily driven by the timing of payments of income taxes in foreign jurisdictions.

Net Cash Used In Investing Activities:

Net cash used in investing activities for the three months ended January 31, 2020 and 2019 were $11,522 and $4,803, respectively. Capital expenditures were $11,522 and $15,661 for the three months ended January 31, 2020 and 2019, respectively. The expenditures are attributed to projects for new business awards and product launches. Additionally, for the three months ended January 31, 2019, proceeds from the sale of assets generated $10,858, primarily from the sale of the Pendergrass facility.

Net Cash Provided By Financing Activities:

Net cash provided by financing activities for the three months ended January 31, 2020 was $16,312, and net cash used by financing activities for the three months ended January 31, 2019 was $6,901. During the three months ended January 31, 2020, we borrowed more on our credit facility to fund operating activities.

As of January 31, 2020, the Company's long-term indebtedness was $265,195. Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 8 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Long-term debt and short-term borrowings:

As of January 31, 2020, we were in compliance with our long-term financial debt covenants. Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 8 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Contractual Obligations

Our contractual obligations have not changed materially from those disclosed in "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" of our 2019 Form 10-K.

Item 3.        Qualitative and Quantitative Market Risk Discussion

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk throughout the normal course of our business operations due to purchases of metals, sales of scrap steel, our ongoing investing and financing activities and exposure to foreign currency exchange rates. As such, we have established policies and procedures to govern our management of market risks. There have been no material changes to market risk exposures related to changes in commodity pricing, interest rates or currency exchange rates from those discussed in Item 7A of our 2019 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended as of January 31, 2020. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2020, with the exception of changes for the adoption of the new leasing accounting guidance under ASU 2016-02. We implemented new controls during the first quarter of 2020 to support our implementation of the new standard.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 19, Commitments and Contingencies, in Item I of this report which is incorporated by reference herein.

Item 1A.    Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial position and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

We face business disruption and related risks resulting from the recent outbreak of the coronavirus, which could have a material adverse effect on our business and results of operations.

As a result of our international operations, our business could be disrupted and materially adversely affected by the recent outbreak of coronavirus in China. As a result of measures imposed by the Chinese government, many businesses and schools have been suspended from the end of January 2020 with the intention to contain the outbreak.  The coronavirus has spread to other countries in Asia, Africa, Australia, Europe, North America, and South America.  While the coronavirus outbreak is still in early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the Chinese economy and the reduced levels of international travel experienced since the beginning of January.   The recent coronavirus outbreak has impacted and could further impact our operations, customers and suppliers in China and potentially in other regions as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak.  We are evaluating the impact that the coronavirus outbreak could have on our operations and liquidity in China and other regions.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 1, 2019.	10-Q	000-21964	March 12, 2019	3.1

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 9, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.3	Certificate of Designation, dated December 31, 2001 (incorporated herein by reference to Exhibit 3.1(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).	10-K	000-21964	February 13, 2002	3.1(ii)

3.4	Restated Certificate of Incorporation of the Registrant, dated June 23, 1993 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.5	Amended and Restated By-Laws of the Registrant, as amended through December 18, 2018 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).	8-K	000-21964	December 21, 2018	3.1

10.1	Shiloh Industries, Inc. NEO Management Incentive Plan, effective November 1, 2019.					X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Lillian Etzkorn
Lillian Etzkorn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: March 4, 2020