Form 10-Q
period 2020-04-30
SHILOH INDUSTRIES INC
filed 2020-07-24
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-21964
______________________________________________________
SHILOH INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________

DE	51-0347683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Steel Drive, Valley City, OH 44280
(Address of principal executive offices—zip code)
(330) 558-2600
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SHLO	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of July 22, 2020 was 24,223,148.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Shiloh Industries, Inc. (the “Company”) on June 8, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic and in reliance on the U.S. Securities and Exchange Commission’s order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules thereunder (Release No. 34-88465). The Company has implemented a range of actions aimed at minimizing the impact of COVID-19. These actions included plant closures, office closures, furloughs, four-day work week, and headcount reductions which have impeded the ability of key Company personnel to prepare and review the Quarterly Report. The voluntary and mandatory measures implemented by the Company to reduce the spread of the virus have limited access to many of the areas where the Company operates, including its corporate offices and facilities, resulting in limited support from staff. These restrictions impacted the Company’s ability to complete its internal quarterly review, including an evaluation of the various impacts of COVID-19 on the Company’s financial statements and to prepare and complete the Form 10-Q in a timely manner.

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	April 30, 2020	October 31, 2019

	(Unaudited)
ASSETS
Cash and cash equivalents	$91,575	$14,320
Accounts receivable, net	88,616	172,468
Related party accounts receivable	1,186	1,477
Prepaid income taxes	2,346	1,853
Inventories, net	68,422	63,547
Prepaid expenses	6,689	8,980
Other current assets	19,366	13,354
Total current assets	278,200	275,999
Property, plant and equipment, net	312,693	328,026
Goodwill	—	22,395
Intangible assets, net	12,059	13,025
Deferred income taxes	4,471	5,169
Operating lease assets	50,984	—
Other assets	5,771	7,077
Total assets	$664,178	$651,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$347,469	$1,975
Accounts payable	93,782	155,754
Current portion of operating lease liabilities	7,546	—
Other accrued expenses	45,008	50,093
Accrued income taxes	—	316
Total current liabilities	493,805	208,138
Long-term debt	—	248,695
Long-term benefit liabilities	23,362	24,147
Deferred income taxes	1,167	798
Noncurrent operating lease liabilities	43,440	—
Other liabilities	1,586	2,399
Total liabilities	563,360	484,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized at April 30, 2020 and October 31, 2019; 24,308,119 and 23,790,258 shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively	243	238
Paid-in capital	117,550	116,436
Retained earnings	53,479	115,866
Accumulated other comprehensive loss, net	(70,454)	(65,026)
Total stockholders’ equity	100,818	167,514
Total liabilities and stockholders’ equity	$664,178	$651,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net revenues	$157,928	$273,370	$401,414	$532,303
Cost of sales	158,453	244,691	382,650	489,933
Gross profit	(525)	28,679	18,764	42,370
Selling, general & administrative expenses	16,191	16,879	32,895	32,964
Amortization of intangible assets	512	519	1,024	1,040
Asset impairment, net	24,471	—	24,471	—
Restructuring	7,399	4,460	11,202	7,466
Operating income (loss)	(49,098)	6,821	(50,828)	900
Interest expense	4,627	3,848	8,983	7,203
Interest income	(4)	(1)	(10)	(6)
Other (income) expense, net	479	414	346	(1,072)
Income (loss) before income taxes	(54,200)	2,560	(60,147)	(5,225)
Provision (benefit) for income taxes	4,507	1,448	2,240	(1,639)
Net income (loss)	$(58,707)	$1,112	$(62,387)	$(3,586)
Income (loss) per share:
Basic income (loss) per share	$(2.47)	$0.05	$(2.63)	$(0.15)
Basic weighted average number of common shares	23,785	23,516	23,719	23,450
Diluted income (loss) per share	$(2.47)	$0.05	$(2.63)	$(0.15)
Diluted weighted average number of common shares	23,785	23,559	23,719	23,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net loss	$(58,707)	$1,112	$(62,387)	$(3,586)
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	376	288	752	576
Income tax (benefit)	(86)	(66)	(172)	(132)
Total defined benefit pension plans & other post-retirement benefits, net of tax	290	222	580	444
Marketable securities
Realized gain	—	—	—	18
Total marketable securities, net of tax	—	—	—	18
Derivatives and hedging
Unrealized loss on interest rate swap agreements	(376)	(158)	(358)	(729)
Income tax benefit (provision)	46	26	2	137
Reclassification adjustments for settlement of derivatives included in net income (loss)	176	44	351	130
Change in fair value of derivative instruments, net of tax	(154)	(88)	(5)	(462)
Foreign currency translation adjustments
Foreign currency translation loss	(5,894)	(4,478)	(6,003)	(1,773)
Unrealized gain (loss) on foreign currency translation	(5,894)	(4,478)	(6,003)	(1,773)
Comprehensive loss, net	$(64,465)	$(3,232)	$(67,815)	$(5,359)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,387)	$(3,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,911	23,358
Asset impairment	24,471	—
Restructuring	271	1,272
Amortization of deferred financing costs	1,054	596
Deferred income taxes	896	(2,739)
Stock-based compensation expense	1,120	990
Loss (gain) on sale of assets	665	(4,156)
Loss on marketable securities	—	25
Changes in operating assets and liabilities:
Accounts receivable, net	87,373	25,456
Inventories, net	(6,318)	7,196
Prepaids and other assets	(194)	2,432
Payables and other liabilities	(70,875)	(33,669)
Prepaid and accrued income taxes	(520)	(4,419)
Net cash (used in) provided by operating activities	(533)	12,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,847)	(33,248)
Derivative settlements	—	5,855
Proceeds from sale of assets	77	12,339
Net cash used in investing activities	(18,770)	(15,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(201)	(370)
Proceeds from long-term borrowings	144,700	140,700
Repayments of long-term borrowings	(47,700)	(138,200)
Net cash provided by financing activities	96,799	2,130
Effect of foreign currency exchange rate fluctuations on cash	(241)	985
Net increase in cash and cash equivalents	77,255	817
Cash and cash equivalents at beginning of period	14,320	16,843
Cash and cash equivalents at end of period	$91,575	$17,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
January 31, 2019	$237	$114,947	$131,115	$(48,359)	$197,940
Net loss	—	—	1,112	—	1,112
Other comprehensive income (loss), net of tax	—	—	—	(4,344)	(4,344)
Restricted stock and exercise of stock options	1	(1)	—	—	—
Stock-based compensation cost	—	445	—	—	445
April 30, 2019	$238	$115,391	$132,227	$(52,703)	$195,153

January 31, 2020	$242	$117,008	$112,186	$(64,696)	$164,740
Net loss	—	—	(58,707)	—	(58,707)
Other comprehensive income (loss), net of tax	—	—	—	(5,758)	(5,758)
Restricted stock and exercise of stock options	1	(1)	—	—	—
Stock-based compensation cost	—	543	—	—	543
April 30, 2020	$243	$117,550	$53,479	$(70,454)	$100,818

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
October 31, 2018	$234	$114,405	$135,813	$(50,930)	$199,522
Net loss	—	—	(3,586)	—	(3,586)
Other comprehensive income (loss), net of tax	—	—	—	(1,773)	(1,773)
Restricted stock and exercise of stock options	4	(4)	—	—	—
Stock-based compensation cost	—	990	—	—	990
April 30, 2019	$238	$115,391	$132,227	$(52,703)	$195,153

October 31, 2019	$238	$116,436	$115,866	$(65,026)	$167,514
Net loss	—	—	(62,387)	—	(62,387)
Other comprehensive income (loss), net of tax	—	—	—	(5,428)	(5,428)
Restricted stock and exercise of stock options	5	(6)	—	—	(1)
Stock-based compensation cost	—	1,120	—	—	1,120
April 30, 2020	$243	$117,550	$53,479	$(70,454)	$100,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Basis of Presentation

The condensed consolidated financial statements have been prepared for Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh Industries," "us," "our" or "we"), without audit, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Revenues and operating results for the three and six months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Impact of Covid-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.”  The Company’s manufacturing operations were initially impacted at the beginning of our second quarter by COVID-19 in Asia and the last half of the quarter in Europe and North America. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production.

To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company's business globally. Many OEMs have suspended manufacturing operations, particularly in North America, Europe and Asia, on a temporary basis due to market conditions and matters associated with COVID-19. Additionally, as a global manufacturer, the Company has been required to adhere to stay-at-home and similar government orders in various locations around the world, including throughout the United States, Europe and Asia, resulting in the temporary closures of the Company's manufacturing and assembly facilities.

In response to the outbreak and business disruption, we have instituted employee safety protocols to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing and various temporary closures of our administrative offices and manufacturing facilities.  The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions include temporary salary reductions ranging between 20% to 25%, temporary reduction in board fees, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs. Due to these significant disruptions, our profitability has been significantly impacted during the second quarter of 2020.

The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. While the full extent of the impact is unknown and the current situation is still evolving, our key customers temporarily closed nearly all their production facilities in North America, Europe and Asia during the quarter ended April 30, 2020.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company's goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of April 30, 2020 and through the date of this report. The Company recognized an impairment of all remaining goodwill as discussed further in “Note 7 - Goodwill and Intangible Assets”. The Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Condensed Consolidated Financial Statements in future reporting periods.

The Company continues to evaluate the impact of certain tax-related benefits available under COVID-19 including in the United States, The Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”) signed into U.S. federal law on March 27, 2020. The Cares Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation.  We are also evaluating similar programs in the other countries where we operate. We did receive some relief in April from a government in Europe for approximately $0.6 million. The Company continues to review, and intends to seek, any other available potential benefits under the Cares Act or other programs in the countries we operate.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 2—Recent Accounting Standards

Recently Issued Accounting Standards:

ASU 2020-04 Reference Rate Reform (Topic 848) - On March 12, 2020, the Financial Accounting Standards Board (FASB) issued this guidance that provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR). This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. We are currently assessing which of our various contracts will require an update for a new reference rate, and will determine the timing for our implementation of this guidance at the completion of that analysis.

ASU 2019-12 Income Taxes: Simplifying the Accounting for Income Taxes - This Accounting Standards Update removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period: (1) Exception to the incremental approach for intraperiod tax allocation, (2) Exception accounting for basis differences when there are ownership changes in foreign investments, (3) Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment and (4) Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. Also, this amendment updates the following: (1) Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method, (2) Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and (3) Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. We expect to adopt this guidance on November 1, 2021 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

ASU 2018-14 Compensation-Retirements Benefits-Defined Benefit Plans - This ASU amendment adds the following to disclosure requirements: (1) The weighted-average interest crediting rates used in the entity’s cash balance pension plans and other similar plans; (2) A narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period; (3) An explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by Accounting Standards Codification ("ASC") Topic 715, Compensation-Retirement Benefits. Also, this amendment clarifies the guidance in ASC 715-20-50-3 on defined benefit plans to require disclosure of (1) the projected benefit obligation (PBO) and fair value of plan assets for pension plans with PBOs in excess of plan assets (the same disclosure with reference to the accumulated postretirement benefit obligation rather than the PBO is required for other postretirement benefit plans) and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with ABOs in excess of plan assets. We expect to adopt this guidance on November 1, 2021 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

ASU 2016-13 Measurement of Credit Losses on Financial Instruments - The amendments change the impairment model for financial assets measured at amortized cost and available for sale equity securities. This new model will apply to instruments such as loans, held-to-maturity debt securities, loan commitments (including lines of credit), financial guarantees accounted for under ASC 460, net investments in leases, reinsurance and trade receivables. This model will result in an earlier recognition of allowances for losses through the establishment of an allowance account. The estimate of expected credit losses should consider historical and current information, and the reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. We expect to adopt this guidance on November 1, 2020 and we are currently assessing the impact that this standard will have on our consolidated financial statements and disclosures.

ASU 2018-15 Goodwill and Other-Internal-Use Software - The amendments apply to the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) for entities that are a customer in a hosting arrangement and align the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments also require customers to expense capitalized implementation costs over the term of the hosting arrangement and in the same line on the income statement as the fees associated with the hosting service and payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting service. We expect to adopt this guidance on November

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

1, 2020 and we are currently assessing the impact that this standard will have on our consolidated financial statements and disclosures.

Recently Adopted Accounting Standards:

ASU 2016-02 Leases - This amendment requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in ASC Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective or current period transition approach for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect an optional transition practical expedient to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 which clarifies certain areas within ASU 2016-02. ASU 2018-11 Targeted Improvements to Topic 842, Leases. This amendment provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date. The Company adopted this guidance on November 1, 2019.

The Company has applied ASU 2016-02 and all related amendments ("ASC 842") using the current period adjustment method. The Company did not record any adjustments to the opening balance of retained earnings as of November 1, 2019. Therefore, the comparative information has not been adjusted and continues to be presented under prior lease guidance. In addition, the Company elected the following package of practical expedients on a consistent basis permitting entities not to reassess: (1) whether any expired or existing contract are/or contain a lease; (2) lease classification for any expired or existing leases; (3) whether initial direct costs for any expired or existing leases qualify for capitalization under the new amended guidance. As a result, as of November 1, 2019, we recorded right-of-use ("ROU") assets of $50,540 for operating leases and $2,000 for financing leases. This standard did not have a material impact on the Company's condensed consolidated statement of operations or statement of cash flows.

The Company determines if an arrangement is a lease at inception. Operating leases are included in ROU assets and the Company's short-term and long-term operating lease liability on our Condensed Consolidated Balance Sheets. Finance leases are included in other assets, other current liabilities, and other non-current liabilities on our Condensed Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the term of the lease. The Company includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of the Company's leases do not provide an implicitly stated rate within the contact, we use our incremental borrowing rate based on third party information available at the commencement date in determining the present value of lease payments. Lease expenses for lease payments on operating leases is recognized on a straight-line basis over the lease term. Additionally, the Company does not record a ROU asset or lease liability for leases with an expected lease term of 12 months or less.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

We provide customers with standard warranties customary in the industry that products will operate as intended or designed, which are not separate performance obligations under ASC 606. We do not provide customers with the right to a refund but provide for product replacement. Returns or refunds for nonconforming products are not separate performance obligations applicable to the Company's contract arrangements with customers.

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

Disaggregation of Net Revenues

The following table summarizes revenue for the three and six months ended April 30, 2020 and 2019:

	Net Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
Region:	2020	2019	2020	2019
North America	$116,178	$207,807	$298,203	$402,952
Europe	39,961	68,434	96,976	133,198
Asia	6,316	3,433	17,407	7,348
Eliminations	(4,527)	(6,304)	(11,172)	(11,195)
Total Company	$157,928	$273,370	$401,414	$532,303

Note 4—Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $1,270 and $884 at April 30, 2020 and October 31, 2019, respectively. We recognized bad debt expense of $530 and $542 for the three and six months ended April 30, 2020, and recognized bad debt (benefit) expense of $(3) and $326 during the three and six months ended April 30, 2019, in the condensed consolidated statement of operations.
We continually monitor our exposure with our customers and additional consideration is given to individual accounts considering the COVID-19 market conditions in the automotive and commercial vehicle markets.

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

The total amount of trade accounts receivable factored was $4,397 and $8,779 as of April 30, 2020 and October 31, 2019, respectively. As these sales of trade accounts receivable are with recourse, $4,082 and $9,188 were recorded in accounts payable

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

as of April 30, 2020 and October 31, 2019, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables, the date the customer’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

As of April 30, 2020 and October 31, 2019, $1,159 and $2,538 of trade accounts receivable were subject to factoring without recourse, respectively. The amounts subject to factoring without recourse for the year 2020 have been included in the proceeds for net cash provided by operating activities in the consolidated statements of cash flows. The expense associated with the sale of the receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 5—Related Party Receivables

MTD Products Inc. and MTD Holdings LLC are affiliates of Oak Tree Holdings LLC, which is a greater than 5% beneficial owner of the Company's shares of Common Stock.

Sales to MTD Products Inc. and its affiliates were $1,273 and $2,916 for the three and six months ended April 30, 2020, respectively, and $2,343 and $4,202 for the three and six months ended April 30, 2019, respectively. At April 30, 2020 and October 31, 2019, we had related party receivable balances of $1,186 and $1,477, respectively, due from MTD Products Inc. and its affiliates.

Note 6—Inventories, Net
Inventories, net consists of the following:

	April 30, 2020	October 31, 2019
Raw materials	$27,623	$26,653
Work in process	23,788	21,369
Finished goods	23,497	19,470
Reserves	(6,486)	(3,945)
Total inventories, net	$68,422	$63,547

Note 7 —Goodwill and Intangible Assets

Goodwill:

In accordance with FASB ASC Topic 350, "Intangibles – Goodwill and Other", goodwill must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. We conduct our review for goodwill impairment on September 30 of each year. Goodwill impairment testing is performed at the reporting unit level. The fair value is compared to the carrying value including goodwill. If the carrying value exceeds the fair value, then goodwill impairment exists. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. In response to the COVID-19 pandemic, our key customers temporarily closed nearly all their production facilities in North America, Europe and Asia (our primary markets) over the course of the quarter ended April 30, 2020. As a result, we concluded that an interim test of our goodwill was required. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our North American reporting unit exceeded its fair value: (1) lower forecasted 2020 industry production volumes for North America, including those for our primary North American customers, due to OEM shutdowns to mitigate the spread of COVID-19 and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment) and (2) the volatility in financial markets that has lowered median North American automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $21,971 since the carrying value exceeded the fair value of the North American reporting unit by more than the amount of the goodwill balance at April 30, 2020.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We utilized both an income and a market approach, to determine the fair value of the North American reporting unit as part of our goodwill impairment assessment. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the North American reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed share prices of comparable, publicly traded companies. The market approach fair value is determined by multiplying outstanding share capital by the associated market value of the Company’s stock at April 30, 2020. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit.

The changes in the carrying amount of goodwill for the six months ended April 30, 2020 are as follows:

Balance October 31, 2019	$22,395
Impairment	(21,971)
Foreign currency translation	(424)
Balance April 30, 2020	$—

Intangible Assets:

In accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" (“ASC 360”), we are required to complete impairment testing whenever an event or changes in circumstances indicate the long-lived assets carrying value may not be recoverable. Due to the circumstances surrounding the COVID-19 pandemic it was necessary to test our long-lived assets for impairment as of the interim date of April 30, 2020. In accordance with ASC 360, we tested long-lived assets for impairment at the asset group level for which the lowest level of independent cash flows can be identified.  The long-lived asset groups were evaluated for impairment utilizing the sum of undiscounted cash flow forecasts. Based on the results of our quantitative analysis, no impairment charge was recorded as the fair value exceeded the carrying value of each asset grouping at April 30, 2020. The long-lived assets consist principally of property, plant, equipment, and intangibles.

The changes in the carrying amount of finite-lived intangible assets for the six months ended April 30, 2020 are as follows:

	Customer Relationships	Developed Technology	Trade Name	Trademark	Total
Balance October 31, 2019	$8,977	$2,979	$1,008	$61	$13,025
Amortization expense	(664)	(196)	(62)	(7)	(929)
Foreign currency translation	—	(37)	—	—	(37)
Balance April 30, 2020	$8,313	$2,746	$946	$54	$12,059
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	April 30, 2020
	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Net
Customer relationships	6.5	$17,562	$(9,249)	$8,313
Developed technology	8.5	7,097	(4,351)	2,746
Trade Name	7.7	1,874	(928)	946
Trademark	3.3	167	(113)	54
		$26,700	$(14,641)	$12,059

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total amortization expense was $512 and $1,024 for the three and six months ended April 30, 2020, respectively, and $519 and $1,040 for the three and six months ended April 30, 2019, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal year 2018 with a 7-year useful life. Amortization expense for the three and six months ended April 30, 2020 was $48 and $96, respectively, and is included within the amortization of intangible assets. A net balance of $888 is included within other assets for the favorable lease asset. Amortization expense related to intangible assets and the favorable lease asset is estimated to be as follows:

Twelve Months Ended April 30,
2021	$2,051
2022	2,051
2023	2,051
2024	2,038
2025	1,828
Thereafter	2,928
$12,947

Note 8—Financing Arrangements
Debt consists of the following:

	April 30, 2020	October 31, 2019
Credit Agreement—interest rate of 4.70% at April 30, 2020 and 5.18% at October 31, 2019	$345,700	$248,695
Capital lease obligations	1,769	1,975
Total debt	347,469	250,670
Less: Current debt	347,469	1,975
Total long-term debt	$—	$248,695

At April 30, 2020, the Company had floating rate debt on a revolving line of credit of $345,700, net of its capital lease obligations. The weighted average interest rate of all debt was 4.99% and 5.42% for the six months ended April 30, 2020 and 2019, respectively.

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

The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The pre-existing financial covenants include the interest coverage ratio at 3.5 times and the leverage ratio which ranges between 4.75 times in the second quarter of 2020 and 3.25 times in the fourth quarter of 2020.

The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry,

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

including reductions in consumer demand and OEM automotive production. The Company experienced significant operating losses, negative cash flows from operations and working capital deficiencies during the period and as a result was below the established financial thresholds of the interest coverage ratio and leverage ratio covenants as of April 30, 2020.

On June 11, 2020, the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), pursuant to which, among other things, the Company received a waiver of the interest coverage ratio and leverage ratio covenants for the quarters ended April 30, 2020 and July 31, 2020. The Company intends to work during the waiver period to complete a debt refinancing, evaluate additional capital sources and review other strategic alternatives. It is uncertain when, or if, the Company will return to profitability and positive cash flows from operations, whether due to the impact of COVID-19 or otherwise. The uncertainties associated with COVID-19 related to our industry, customers and supply chain present risk and doubt on the Company’s ability to continue as a going concern.

The Tenth Amendment adds financial covenants that require the Company to (i) maintain week-end liquidity of at least (1) $40 million for the period from June 13, 2020 through June 26, 2020, (2) $35 million for the period from June 27, 2020 through July 11, 2020, and (3) $30 million from July 12, 2020 through October 31, 2020, and (ii) limit capital expenditures to $15 million for the period from May 1, 2020 through August 31, 2020. The Tenth Amendment adds, limits or otherwise modifies certain debt, disposition and investment baskets. The Tenth Amendment provides that (i) revolving loans and swingline loans shall bear interest at a rate equal to the base rate or LIBOR plus an applicable margin of 4.00% in the case of base rate loans or 5.00% in the case of LIBOR loans, (ii) the Company shall pay a commitment fee on the unused portion of the revolving commitments at a rate of 0.65% per annum and (iii) revolving loans bearing interest at the LIBOR rate shall be subject to a LIBOR floor of 1.00%; provided, that, in case of clauses (i) and (ii), if the Company demonstrates, based on the compliance certificate for the fiscal quarter ending July 31, 2020, that (A) the consolidated leverage ratio as of the end of the fiscal quarter ending July 31, 2020 does not exceed 4.25 to 1.0 and (B) the consolidated interest coverage ratio as of the end of the fiscal quarter ending July 31, 2020 is greater than or equal to 3.50 to 1.0, then applicable margin shall revert to the pricing grid that was in effect prior to the Tenth Amendment. The Tenth Amendment also includes certain transactional milestones for the Company.

Long-term debt is classified as current in the condensed consolidated balance sheet as of April 30, 2020, because the waivers for the pre-existing financial covenants expire in less than twelve months and the company will not comply with future covenants based on current forecasts. At that time the Company must be in compliance with those pre-existing financial covenants. We are working with our lenders on a subsequent refinancing that we anticipate being completed in August 2020. If we are able to complete the refinancing or obtain additional capital resources, we anticipate that the debt will be classified as long-term debt.

After considering letters of credit of $4,254 that we have issued, the Company has borrowed all the funds available under the Credit Agreement as of April 30, 2020. Actual borrowing capacity is subject to the Credit Agreement covenants and could be less than the stated unused commitments.

Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

Other Debt:

We maintain finance leases for equipment used in our manufacturing facilities with lease terms expiring between 2019 and 2020. As of April 30, 2020, the present value of minimum lease payments under our capital leases amounted to $1,769.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending April 30,	Credit Agreement		Capital Lease Obligations	Total
2021	$—		$1,769	$1,769
2022	—		—	—
2023	345,700	[1]	—	345,700
2024	—		—	—
2025	—		—	—
Total	$345,700		$1,769	$347,469

1 - Based on the current credit agreement the $345,700 in debt is due in 2023 but is classified as current debt because we only have 90-days to amend the current debt agreements. The contractual terms above do not reflect any violation of covenants.

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

The Company's lease arrangements have lease terms that expire between the years 2020 and 2039. The Company has options to extend the terms of certain leases into future periods and for the options the Company is reasonably certain to exercise, the payments associated with these renewal periods have been included in the measurement of the lease liabilities and ROU assets. The Company's debt covenant requirements do not have any restrictions in terms of leasing arrangements on the Company or place any other restrictions on the Company.

Operating lease expenses are classified as cost of products sold and operating expenses on the Condensed Consolidated Statement of Operations. The components of lease expense for the three and six months ended April 30, 2020 are as follows:

Lease cost	Three months ended April 30, 2020	Six Months Ended April 30, 2020
Finance lease expense
Amortization of right-of-use asset	$235	$328
Interest on lease liability	1	12
Total finance lease cost	$236	$340
Operating lease expense
Operating leases	$3,101	$6,433
Short-term leases (1)	292	484
Total lease expense	$3,393	$6,917
(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond a month.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The weighted average remaining operating and finance lease terms and weighted average discount rates are as follows:

April 30, 2020
Weighted average remaining lease term of operating leases (in years)	16.9

Weighted average discount rate of operating leases	6.44%

Weighted average remaining lease term of finance leases (in years)	0.50

Weighted average discount rate of finance leases	4.57%

Other supplemental cash flow information related to leases is as follows:

Other Information	Three months ended April 30, 2020	Six Months Ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$1	$12
Operating cash outflows from operating leases	2,042	4,239
Financing cash outflows from finance leases	190	201

Maturities of operating and finance lease liabilities as of April 30, 2020 are as follows:

Years Ending October 31,
2020 (1)	$6,047
2021	10,197
2022	8,219
2023	6,580
2024	4,750
Thereafter	40,391
Total lease payments	76,184
Less: imputed interest	23,429
Total lease liabilities (2)	$52,755
(1) Excluding the six months ended April 30, 2020.
(2) Operating lease payments include $18,778 related to options to extend lease terms that are reasonably certain of being exercised.

The aggregate amount of future minimum annual rental payments applicable to non-cancelable leases as of October 31, 2019 were as follows:

Year Ending October 31,
2020	$12,040
2021	8,960
2022	5,102
2023	3,816
2024	2,717
Thereafter	10,513
Total	$43,148

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S Plans

The components of net periodic benefit cost for the three and six months ended April 30, 2020 and 2019 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
Interest cost	$676	$841	$2	$3
Expected return on plan assets	(831)	(835)	—	—
Amortization of net actuarial loss	374	286	2	2
Net periodic cost	$219	$292	$4	$5

	Pension Benefits		Other Post-Retirement Benefits
	Six months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
Interest cost	$1,351	$1,682	$4	$6
Expected return on plan assets	(1,662)	(1,670)	—	—
Amortization of net actuarial loss	748	573	4	3
Net periodic cost	$437	$585	$8	$9

We made contributions of $219 to our U.S. pension plans during the three and six months ended April 30, 2020. We were not required to and therefore did not contribute to our U.S. pension plans during the three and six months ended April 30, 2019. Our expected contribution of an additional $897 to our U.S. pension plans before the end of fiscal 2020 may be postponed under the CARES Act as part of COVID-19 relief until fiscal 2021.

We report the service cost component of the net periodic pension and post-retirement costs in the same caption as other compensation costs arising from services rendered. The other components of net period costs are presented outside of operating income in other (income) expense, net.

Non-U.S. Plans

For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,249 at April 30, 2020 and $1,267 at October 31, 2019. The liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $235 and $379 for the three and six months ended April 30, 2020 and $97 and $183 for the three and six months ended April 30, 2019, respectively.

The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in stockholders' equity by component for the three and six months ended April 30, 2020 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at January 31, 2020	$(37,593)	$—	$(479)	$(26,624)	$(64,696)
Other comprehensive income (loss), net of tax	—	—	(330)	(5,894)	(6,224)
Amounts reclassified from accumulated other comprehensive loss, net of tax	290	—	176	—	466
Net current-period other comprehensive income (loss)	290	—	(154)	(5,894)	(5,758)
Balance at April 30, 2020	$(37,303)	$—	$(633)	$(32,518)	$(70,454)

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2019	$(37,883)	$—	$(628)	$(26,515)	$(65,026)
Other comprehensive loss, net of tax	—	—	(356)	(6,003)	(6,359)
Amounts reclassified from accumulated other comprehensive loss, net of tax	580	—	351	—	931
Net current-period other comprehensive income (loss)	580	—	(5)	(6,003)	(5,428)
Balance at April 30, 2020	$(37,303)	$—	$(633)	$(32,518)	$(70,454)

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

On March 1, 2018, we entered into a cross-currency swap in which we would settle interest on the notional amount in Euros and settle interest on the notional amount in dollars, both at a variable rate. The objective of the transaction was to protect the initial net investment in Brabant against adverse changes in the exchange rate between the U.S. dollar and the Euro. Hedge effectiveness was assessed based upon changes in the spot foreign exchange rate. As such, the change in value of the cross-currency interest rate swap related to the change in spot rates was effective at offsetting changes in the cumulative translation adjustment related to the portion of our net investment in Brabant up to the notional amount of the cross-currency interest rate swap.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of the cross-currency interest rate swap was October 31, 2022. In the second quarter of fiscal 2019, the cross-currency interest rate swap was discontinued and settled in cash for $5,110. The cash value at settlement was driven by changes in foreign currency exchange rates and debt markets from inception to settlement. There was no impact to net income upon settlement.

On February 25, 2014, we entered into an interest rate swap with an aggregate notional amount of $75,000 designated as a cash flow hedge to manage interest rate exposure on our floating rate LIBOR based debt under the Credit Agreement.  The interest rate swap is an agreement to exchange payment streams based on the notional principal amount. This agreement fixes our future interest rate at 2.74% plus the applicable margin as provided in the Fifth Amendment to our Credit Agreement, on an amount of our debt principal equal to the then-outstanding swap notional amount. The forward interest rate swap commenced on March 1, 2015 with an initial $25,000 base notional amount. The second notional amount of $25,000 commenced on September 1, 2015 and the final notional amount of $25,000 commenced on March 1, 2016. The base notional amount plus each incremental addition to the base notional amount has a five-year maturity of February 29, 2020, August 31, 2020 and February 28, 2021, respectively. On the date the interest rate swap was entered into, we designated the interest rate swap as a hedge of the variability of cash flows to be paid relative to our variable interest rate monies borrowed. Any ineffectiveness in the hedging relationship is recognized immediately into earnings.

Our derivatives at April 30, 2020 consist of interest rate swap contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	April 30, 2020	October 31, 2019
Cash Flow Hedging Instruments:
Interest rate swap contracts	(Other accrued expenses)	$(821)	$(814)

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

Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the condensed consolidated statements of operations and the effects of hedging on those line items:

Location	Three months ended April 30, 2020	Three Months Ended April 30, 2019
Interest expense	$4,627	$3,848
Effect of hedging on interest expense	$176	$(247)

Location	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019
Interest expense	$8,983	$7,203
Effect of hedging on interest expense	$351	$615

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. We do not estimate a forfeiture rate at the time of grant. Instead, we adjust share-based compensation expense when actual forfeitures occur.
2019 Equity and Incentive Compensation Plan
Long-Term / Annual Incentives
On February 26, 2019, stockholders approved and adopted the 2019 Equity and Incentive Compensation Plan ("2019 Plan" or "Incentive Plan"), which replaced the 2016 Equity and Incentive Compensation Plan. The 2019 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to the officers and other key employees, including directors, of the Company and our subsidiaries (i) stock options, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of common stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance based awards is limited to 350,000 shares during any calendar year.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company’s Incentive Plan activity for the six months ended April 30, 2020 and 2019:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2018	33	$9.42	1.84	478	$7.45	1.87	27	$8.17	1.37
Granted	—	—		370	6.86		31	6.71
Options exercised or restricted stock vested	—	—		(223)	6.79		(14)	7.98
Forfeited or expired	—	—		(39)	7.27		(3)	7.35
April 30, 2019	33	$9.42	1.34	586	$7.34	2.08	41	$7.15	1.89

November 1, 2019	23	$11.25	1.31	603	$7.00	1.86	47	$6.81	1.88
Granted	—	—		602	3.59		55	3.60
Options exercised or restricted stock vested	—	—		(232)	7.09		(21)	7.10
Forfeited or expired	—	—		(104)	5.35		(12)	5.60
April 30, 2020	23	$11.25	0.81	869	$4.76	1.87	69	$4.39	1.88

We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and six months ended April 30, 2020 and 2019 as follows:

	Three Months Ended April 30,
	2020	2019
Restricted stock	$498	$408
Restricted stock units	45	37
Total	$543	$445

	Six Months Ended April 30,
	2020	2019
Restricted stock	$1,030	$917
Restricted stock units	90	73
Total	$1,120	$990
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the six months ended April 30, 2020 and 2019.
Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At April 30, 2020 and October 31, 2019, the options outstanding and exercisable had an intrinsic value of $0 for both periods.
Restricted Stock Awards - New restricted stock grants are calculated using the average market price of our common stock over a consistent predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of April 30, 2020, there was $3,275 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Restricted Stock Units - New restricted stock unit grants are calculated using the average market price of our common stock over a consistent predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of April 30, 2020, there was $240 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at April 30, 2020 and October 31, 2019 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2019
Interest Rate Swap Contracts	$(814)	—	$(814)	Income Approach

April 30, 2020
Interest Rate Swap Contracts	(821)	—	(821)	Income Approach

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15—Restructuring Charges

During the fourth quarter of fiscal 2017, management initiated restructuring activities to reshape the Company's global footprint to be flexible to market conditions. Activities included actions such as consolidating manufacturing facilities, making geographical shifts to place production closer to customer facilities, centralizing departments, optimizing our product portfolio and capturing synergies. Management believes these strategic moves will result in a stronger and more agile organization.

We have incurred employee, professional, legal and other restructuring related costs of $39,664 since initiating the restructuring activities.

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

The following table presents information about restructuring costs recorded for the three and six months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Employee costs	$1,044	$877	$1,964	$1,430
Professional and legal costs	6,245	2,919	8,885	4,161
Other	110	664	353	1,875
	$7,399	$4,460	$11,202	$7,466

The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through April 30, 2020 and April 30, 2019:

	Balance as of October 31, 2018	Restructuring Expense	Payments	Balance as of April 30, 2019
Employee costs	$367	$1,430	$(1,543)	$254
Professional and legal costs	248	4,161	(2,776)	1,633
Other	—	1,875	(1,875)	—
	$615	$7,466	$(6,194)	$1,887

	Balance as of October 31, 2019	Restructuring Expense	Payments	Balance as of April 30, 2020
Employee costs	$2,639	$1,964	$(3,380)	$1,223
Professional and legal costs	1,672	8,885	(6,090)	4,467
Other	1,167	353	(1,460)	60
	$5,478	$11,202	$(10,930)	$5,750

Note 16—Income Taxes

The provision for income taxes for the three months ended April 30, 2020 was an expense of $4,507 on a loss before income taxes of $54,200 for a negative consolidated effective tax rate. The provision for income taxes for the six months ended April 30, 2020 was an expense of $2,240 on a loss before income taxes of $60,147 for a consolidated effective tax rate of 3.7%. The year-to-date expense was calculated using one single effective tax rate for tax jurisdictions not subject to a valuation allowance,

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

applied to the year-to-date ordinary income/(loss). Tax effects of significant, unusual or infrequently occurring items are excluded from the annual effective rate calculation and recognized in the period in which they occur. For the three months ended April 30, 2020, the Company established a valuation allowance of $4,960 against the net operating losses of its two Swedish subsidiaries, resulting in a negative impact of 8.3% to the effective tax rate.

The provision for income taxes for the three months ended April 30, 2019 was an expense of $1,448 on income before taxes of $2,560 for a consolidated effective tax rate of 56.6%. The benefit for income taxes for the six months ended April 30, 2019 was $1,639 on a loss before income taxes of $5,225 for a consolidated effective tax rate of 31.4%. The 2019 year-to-date benefit was calculated using the year-to-date loss, considering non-taxable and non-deductible items expected to be incurred for the full year multiplied by the statutory rate. This methodology is required by ASC 740, Income Taxes, as the use of an estimated annual effective rate would not be reliable.

On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not anticipate that the NOL carryback provision of the CARES Act would result in a material cash benefit. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The change in the interest expense limitation pursuant to the CARES Act will not have an impact to the second quarter of 2020, other than an increase in the net operating loss deferred tax assets in the U.S. on which a full valuation allowance has been established.

The U.S. Internal Revenue Service has proposed disallowances of the majority of fiscal years 2012 and 2013 U.S. R&D credits claimed. We have been disputing this tax credit matter and are close to a settlement of the audit for 2012 and 2013. The settlement, offset with the impact to 2014 to 2016 as a result of the change in base years, did not materially impact our results of operations, financial position or cash flows. For open tax years through fiscal year 2020, the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest, amounts to approximately $10,000, of which the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 17—Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2019 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the six months ended April 30, 2020 and 2019, 972 and 108 stock awards, respectively, were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net loss per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net income (loss) available to common stockholders	$(58,707)	$1,112	$(62,387)	$(3,586)
Basic weighted average shares	23,785	23,516	23,719	23,450
Effect of dilutive securities:
Restricted stock, units and stock options (1)	—	43	—	—
Diluted weighted average shares	23,785	23,559	23,719	23,450
Basic income (loss) per share	$(2.47)	$0.05	$(2.63)	$(0.15)
Diluted income (loss) per share	$(2.47)	$0.05	$(2.63)	$(0.15)
(1) Due to a loss for the three and six months ended April 30, 2020 and six months ended April 30, 2019 no restricted stock, restricted stock units or stock options are included because the effect would be anti-dilutive.

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
Foreign net revenues were $49,896 or 31.6% and $124,863 or 31.1% of net revenues for the three and six months ended April 30, 2020, respectively, and $84,464 or 30.9% and $162,755 or 30.6% of net revenues for the three and six months ended April 30, 2019, respectively. Foreign net revenues, and geographic regions quantified in the table below, are based upon the location of the entity recording the sale.

	Net Revenues		Net Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
Geographic Region:	2020	2019	2020	2019
North America	$113,870	$201,703	$292,357	$392,168
Europe	39,945	68,234	96,937	132,787
Asia	4,113	3,433	12,120	7,348
Total Company	$157,928	$273,370	401,414	$532,303

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
	Three Months Ended April 30,		Six Months Ended April 30,
Geographic Region:	2020	2019	2020	2019
North America	$(563)	$(27)	$(520)	$211
Europe	565	(147)	$624	$(203)
Asia	(195)	140	$(23)	$197

Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles. During the three months ended April 30, 2020, we recorded an asset impairment charge of $2,500 related to equipment not placed in service.

	Long-Lived Assets
Geographic Region:	April 30, 2020	October 31, 2019
North America	$236,699	$268,913
Europe	74,740	81,532
Asia	13,313	13,001
Total Company	$324,752	$363,446

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 20—Subsequent Events

The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. While the full extent of the impact is unknown and the current situation is still evolving, our key customers temporarily closed nearly all their production facilities in North America, Europe and Asia during the quarter ended April 30, 2020.

Our operations in China were closed for all of February and part of March 2020. In July 2020, we are operating at levels near full capacity in China. Our operations in North America and Europe, for the most part, closed down during March and April 2020. Beginning near the end of May and the beginning of June, our operations in Europe and North America, respectively, began fulfilling and shipping orders to our customers. Due to the safety protocols established, we have been able to minimize the impact of the spread of COVID-19 cases within our plants. We have experienced normal start-up operational issues in some of our plants related to being shut down for an extended period of time.

On May 4, 2020, Ramzi Y. Hermiz resigned from his positions as the President & Chief Executive Officer and a Director of the Company. Mr. Hermiz’ resignation is not the result of any disagreement with the Company or management over any matter relating to the operations, policies or practices of the Company. The Company entered into a Mutual Separation Agreement and Release (the “Separation Agreement”) with Mr. Hermiz on May 5, 2020 pursuant to which he will receive (a) the payments and benefits to which he would have been entitled under his Offer Letter dated August 23, 2012, if his employment had been terminated by the Company “without cause” and (b) subject to certain conditions, reimbursement for COBRA continuation coverage for a period 12 months. Mr. Hermiz is also entitled to receive (i) on the date that is sixty days from the effective date of the Separation Agreement, a lump sum payment in the gross amount of $1,750,000, representing the sum of his current base salary and his current bonus opportunity at target, less applicable employment taxes, income tax withholding and other deductions as required by law or pursuant to the Company’s general payroll practices, and (ii) reimbursement for the cost of health insurance premiums under COBRA for 12 months, which reimbursement will cease if Mr. Hermiz becomes eligible for comparable coverage with a new employer at no cost.  Pursuant to the Separation Agreement, Mr. Hermiz has released all claims against the Company and has agreed to certain covenants, including with respect to confidentiality, non-competition, non-solicitation and non-disparagement.
Cloyd J. Abruzzo, a member of the Company’s Board of Directors since 2004, was named Interim President and Chief Executive Officer, effective May 5, 2020. Mr. Abruzzo, 69, retired in December 2003 from Stoneridge, Inc., a global designer and manufacturer of specialty electrical components and systems for the automotive and commercial vehicle markets. From May 1993 until his retirement, Mr. Abruzzo was a director and the President and Chief Executive Officer of Stoneridge. Mr. Abruzzo joined Stoneridge in 1980 and held several positions prior to becoming President and Chief Executive Officer in May 1993.
The Company acquired a small facility in Italy in 2018 in connection with the acquisition of a larger plant in the Netherlands. Since the acquisition, the small facility has lost approximately half of its sales volume and has generated significant losses relative to the size of the facility. The Italy facility had $26.5 million in sales and a net loss of $4.5 million in fiscal 2019. COVID-19 further negatively impacted the financial results of the facility in the second quarter of 2020. An investment is required to start-up the small facility in Italy and even further investment to create a sustainable business. On June 1, 2020, the subsidiary filed with the competent Italian Court a “pre-concordato” petition to seek protection for past accrued liabilities as we engage with customers to renegotiate contracts to ensure the Italy facility is a viable business going forward. The Court granted the Italian subsidiary with a term until October 30, 2020 - which may be potentially extended for up to an additional 60 days - to file a reorganization and debt restructuring plan to be approved by the Court and the concerned creditors. If the negotiations are not successful, we may have to discontinue the facility operations and enter a bankruptcy liquidation process in Italy. Refer to Note 7—Goodwill and Intangible Assets for further information on the impairment testing of long-lived assets.

On June 11, 2020, we entered into the Tenth Amendment to the Credit Agreement, which waived the maximum leverage ratio and the minimum interest coverage ratio covenants for the quarters ending April 30, 2020 and July 31, 2020. The Tenth Amendment is further explained in Note 8—Financing Arrangements. The Company is currently reviewing several strategic alternatives in relation to its longer-term future financing and capital structure.

FORWARD-LOOKING STATEMENTS

Certain statements made by the Company set forth in this Quarterly Report on Form 10-Q regarding our operating performance, events or developments that we believe or expect to occur in the future, including those that discuss strategies, goals, outlook or other non-historical matters, or which relate to future sales, earnings expectations, cost savings, awarded sales, volume growth, earnings or general belief in our expectations of future operating or financial results are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements are made on the basis of management's assumptions and expectations. As a result, there can be no guarantee or assurance that these assumptions and expectations will in fact occur. The forward-looking statements are subject to risks and uncertainties that may cause actual results to materially differ from those contained in the statements.

Listed below are some of the factors that could potentially cause actual results to differ materially from expected future results.

•	our ability to accomplish our strategic objectives;

•	our ability to derive a substantial portion of our sales from large customers;

•	our ability to obtain future sales;

•	changes in worldwide economic, social and political conditions, including adverse effects from war, natural disasters, terrorism or related hostilities;

•
the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, and the effectiveness of actions taken globally to contain or mitigate its effects;

•	unfavorable effects of the COVID-19 pandemic on either our manufacturing operations, or those of our customers or suppliers;

•
reduction in demand for our solutions, including any reduction in demand as a result of a COVID-19 triggered economic recession, including any determination that the value of our assets is impaired or that we do not have the ability to continue as a going concern;

•	our ability to take advantage of programs and policies implemented in response to COVID-19;

•	our ability to retain executive officers or key employees to manage the day-to-day aspects of our business and maintain our relationships with our customers and suppliers;

•
our ability to obtain new financing with new covenants that we are able to achieve in the future, including through an amendment to our credit agreement, which could limit our access to current and future financing sources;

•	our ability to access capital on favorable terms or at all, including through our current financing arrangements;

•	costs related to legal and administrative matters;

•	our ability to realize cost savings expected to offset price concessions;

•	our ability to successfully integrate acquired businesses, including businesses located outside of the United States;

•	risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products;

•	inefficiencies related to production and product launches that are greater than anticipated;

•	changes in technology and technological risks;

•	work stoppages and strikes at our facilities and that of our customers or suppliers;

•	our dependence on the automotive and commercial vehicle industries, which are highly cyclical;

•	the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions affecting car and light truck production;

•	regulations and policies regarding international trade;

•	financial and business downturns of our customers or vendors, including any production cutbacks or bankruptcies;

•	increases in the price of, or limitations on the availability of aluminum, magnesium or steel, our primary raw materials, or decreases in the price of scrap steel;

•	the successful launch and consumer acceptance of new vehicles for which we supply parts;

•	the impact on financial statements of any known or unknown accounting errors or irregularities; and the magnitude of any adjustments in restated financial statements of our operating results;

•
the occurrence of any event or condition that may be deemed a material adverse effect under our outstanding indebtedness or a decrease in customer demand which could cause a covenant default under our outstanding indebtedness;

•	a successful transition of the CEO position and our ability to successfully identify a qualified and effective full-time CEO;

•	increases in pension plan funding requirements; and

•	other factors besides those listed here could also materially affect our business.
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

General

Shiloh Industries is a global innovative solutions provider to the automotive and commercial vehicle market with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. We offer a broad portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys. We design and manufacture components in body, chassis, interior structures and powertrain systems with expertise in precision blanks, ShilohCore® acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components. We had approximately 3,150 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America prior to COVID-19. Subsequent to April 30, 2020 most of our furloughed employees have returned to work.

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic”. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production.

To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company's business globally. Many OEMs have suspended manufacturing operations, particularly in North America, Europe and Asia, on a temporary basis due to market conditions and matters associated with COVID-19. Additionally, as a global manufacturer, the Company has been required to adhere to stay-at-home and similar government orders in various locations around the world, including throughout the United States, Europe and Asia, resulting in the temporary closures of certain of the Company's manufacturing and assembly facilities.

In response to these COVID-19 related conditions and to protect the health and safety of our employees globally, we began closing production at our Asian facilities in February 2020 and our European and North American facilities in March 2020. Our facilities in Asia reopened in March 2020 while production remained suspended at the majority of our European and North American global facilities for all of April 2020 and most of May 2020. As of May 31, 2020, all of our facilities in Europe and North America have also reopened, with the exception of our facility in Italy. Due to these significant disruptions, our profitability has been significantly impacted during the second quarter of 2020.
In response to the COVID-19 pandemic, we have taken several proactive steps to preserve cash and maximize our financial flexibility in order to efficiently manage through the COVID-19 pandemic:

•	We maximized our liquidity position by borrowing on our Revolving Credit Facility;

•	We aggressively reduced operating costs, capital expenditures and working capital, including eliminating discretionary spending and adjusting production activity;

•	We temporarily reduced salaried employee costs 20% to 25% throughout the organization via salary reductions;

•	We pursued any opportunities or relief offered under government incentive programs in the countries we are located;

•	We temporarily reduced the compensation of the Board of Directors by 50%;

•	We reduced hourly factory worker costs via furloughs during part of March and all of April;

•	We delayed planned pension funding and deferring other retirement plan contributions; and

•	We instituted mandatory vacations during March or April.

In order to protect the health and well-being of our valued employees and the safe reopening of our manufacturing facilities, the Company has developed safety protocols that are being implemented at all global facilities prior to employees returning to work. These safety protocols leverage global best practices to promote the consistent implementation of the policies across our global footprint. We have invested in facility updates to promote social distancing, including changes in cafeteria layout and other practices and marked spacing throughout our manufacturing facilities. Formalized protocols have been implemented to measure employee temperatures prior to entering the Company's work environment to proactively identify potential COVID-19 symptoms. Formalized protocols and checklists will be used to promote deep cleaning of equipment between plant shifts. We are also providing Personal Protective Equipment (“PPE”) for each location, based on local requirements, and the purchasing controls are in place to secure adequate supplies. In the event of a COVID-19 incident, the local COVID-19 response team is trained to immediately execute the defined protocols, including isolation of any employee showing symptoms, and conducting traceability activities to identify and quarantine all potentially exposed individuals. The duration of these actions will be dependent on how the COVID-19 situation evolves in each of our locations. These safety protocols are intended to allow us to minimize the disruptions to our operations and allow for better forecasting and managing of the financial resources.

Economic Conditions Affecting the Automotive Industry

Current industry volumes and demand in the Asian, European and North American automotive industries has decreased due to COVID-19. Global economies are facing record-high unemployment levels, collapsing business and consumer confidence, and historic recession levels driven by quarantines and lockdowns instituted throughout the world. The United States has entered into a recession as a result of COVID-19, with consumer spending expected to remain low as social distancing and high unemployment continue. China's outlook continues to decline as a result of economic uncertainties, trade disputes with the United States and lower consumer confidence as consumers are concerned with a second wave of COVID-19 infections. Europe and Mexico's economies have also declined as COVID-19 has negatively hit their tourist sectors, as well as severely impacted supply chains and reduced both domestic and external demand. Management expects these trends, and the challenging environment experienced to date, to continue through the second half of 2020.

Our operating results are driven by our ability to manage our overall global manufacturing footprint to ensure proper placement and workforce levels in line with the decrease in industry volumes. In addition, our ability to adapt to key industry trends, such as shifts in consumer preferences to other vehicles and other economic and social factors, increasing technologically sophisticated content, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include managing changes in the prices of our principal raw materials, negotiation of price increases and cost reduction initiatives. The impact of COVID-19 has not had a significant impact on our supply chain for our principal raw materials.

We operate in an extremely competitive industry, driven by global vehicle production volumes. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Additionally, due to the challenges of COVID-19 our customers may consider supplier financial liquidity in awarding new business. Customers continue to demand periodic cost reductions that require us to assess, redefine and improve operations, products, and manufacturing capabilities to maintain and improve profitability. Our management continues to develop and execute initiatives designed to meet challenges of the industry and to achieve our strategy for sustainable global profitable growth.

We continue to adapt our capacity to meet customer demand, both expanding capabilities in growth areas as well as reallocating capacity between manufacturing facilities as needs arise. We employ new technologies to differentiate our products from our competitors and to achieve higher quality and productivity. We believe that we have sufficient capacity, supply chain and working capital to meet current and expected near-term manufacturing needs during these challenging times of COVID-19.

Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Asia, Europe and North America. Our revenues are dependent upon the production of automobiles, light trucks and commercial vehicles in these markets. According to industry statistics, Asia, Europe and North America production volumes for the three months and six months ended April 30, 2020 and 2019 were as follows:

Automotive Production Volumes	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Asia	2,999	5,693	12,792	9,816
Europe	3,049	5,602	7,917	10,802
North America	2,456	4,296	6,243	8,238
Total	8,504	15,591	26,952	28,856

Asia
Increase (decrease) from prior year	(2,694)		2,976
% Increase (decrease) from prior year	(47.3)%		30.3%
Europe
Decrease from prior year	(2,553)		(2,885)
% Decrease from prior year	(45.6)%		(26.7)%
North America
Decrease from prior year	(1,840)		(1,995)
% Decrease from prior year	(42.8)%		(24.2)%
Total
Decrease from prior year	(7,087)		(1,904)
% Decrease from prior year	(45.5)%		(6.6)%

Asia Market:

The Asia Pacific automotive market production volumes declined during the second quarter of 2020. The decline in production volumes was due mainly to the COVID-19 outbreak in China. Automotive production in most of China was stopped during the month of February and returned to partial capacity starting in March and increased in the month of April. With the disruptions and stoppages of manufacturing through a significant portion of the quarter the volumes were down 47.3%. The lingering impact of COVID-19 may continue to negatively impact Asia revenue volumes anticipated in the remainder of fiscal 2020 and beyond.

Europe Market:

The significant decline in Europe production volumes was mainly due to the COVID-19 outbreak. With the disruptions and stoppages of manufacturing through a significant portion of the quarter, the volumes were down 45.6%. The lingering effects of COVID-19 and other uncertainties such as the lack of a trade deal between the United Kingdom and the European Union may negatively impact the anticipated volumes in Europe for the remainder of fiscal 2020 and beyond.

North America Market:

The significant decline in North America production volumes was mainly due to the COVID-19 outbreak. Automotive production was for the most part shut-down during the last half of March and all of April. With the disruptions and stoppages of manufacturing through a significant portion of the quarter the volumes were down 42.8%. The lingering impact of COVID-19 may continue to negatively impact North America revenue volumes anticipated in the remainder of fiscal 2020 and beyond. High levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles.

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

We performed a quantitative goodwill impairment assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill as of April 30, 2020. The carrying amount exceeded the fair value, so we impaired the goodwill balance, which is further discussed in Note 7, "Goodwill and Intangible Assets".

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

U.S. Pension and Other Post-Retirement Costs and Liabilities. We have recorded pension and other post-retirement benefit liabilities that are developed from actuarial valuations for our U.S. operations. The pension plans were frozen in November of 2006. The determination of our pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and the expected return on plan assets. The discount rate is also significant to the development of other post-retirement liabilities. We determine these assumptions in consultation with, and after input from our actuaries.

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

Results of Operations
Three Months Ended April 30, 2020 Compared to Three Months Ended April 30, 2019

REVENUES. Revenues for the second quarter of fiscal 2020 were $157,928 compared to revenues of $273,370 in the second quarter of fiscal 2019, a decrease of $115,442, or 42.2%. Unprecedented industry disruptions related to the COVID-19 pandemic during the second quarter of 2020 impacted our customer orders and operations in every region of the world. We closed certain of our operating facilities in the second quarter in response to our customers closing their facilities and ceasing orders. Our operations in China were impacted first, with temporary closure for several weeks at the beginning of the quarter. At the end of the quarter, all of our operations in China were operating at levels lower than full capacity utilization due to reduced sales orders. Beginning in mid-March, our operations in Europe and North America were impacted, with virtually all plants closed during part of March and all of April. With our plants being closed for half of the quarter our revenue was approximately half of the revenue in the prior year.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2020 was a loss of $525 compared to gross profit of $28,679 in the second quarter of fiscal 2019, a decrease of $29,204. Gross profit as a percentage of sales was negative 0.3% for the second quarter of 2020 and 10.5% for the second quarter of 2019. With most of our plants being closed for approximately half of the quarter, we took proactive mitigating actions, including temporary salary reductions of 20% for all employees other than executives, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs. Executive salary costs are all included in selling, general and administrative expenses and were temporarily reduced by 25%. These actions reduced our variable and fixed costs significantly but not enough to completely mitigate the significant decline in sales. We did take advantage of the plant closures to complete maintenance and repairs of equipment to ensure we were able to start production timely subsequent to the end of the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $16,191 and $16,879 in the second quarter of fiscal 2020 and 2019, respectively. As a percentage of sales, these expenses were 10.3% of sales for the second quarter of fiscal 2020 and 6.2% of sales for the second quarter of fiscal 2019. Selling, general and administrative expenses declined during the quarter but as a percentage of sales increased due to the significant reduction in sales due to COVID-19. Selling, general and administrative expenses declined due to temporary salary reductions of 25% for executives and 20% for other employees, temporary reduction in board fees, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs. Offsetting these reductions in costs were additional professional fees related to obtaining an amendment and an additional reserve for accounts receivable due to the current liquidity constraints and challenges of some of our customers.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $512 for the second quarter of fiscal 2020 and $519 for the second quarter of fiscal 2019.

ASSET IMPAIRMENT. In response to the COVID-19 pandemic, our customers temporarily closed nearly all their production facilities in North America, Europe and Asia (our primary markets) during the quarter ended April 30, 2020. As a result, we concluded that an interim test of our goodwill was required. Due to the decline in carrying value we impaired all $21,971 of goodwill. Additionally, during the three months ended April 30, 2020, we recorded an asset impairment charge of $2,500 related to a decline in fair value of idled equipment. There were no asset impairments recorded in the second quarter of fiscal 2019.

RESTRUCTURING. Restructuring charges of $7,399 were recorded in the second quarter of fiscal 2020 compared to $4,460 in the second quarter of fiscal 2019. Our restructuring charges relate to our global strategic plan to become a more efficient and focused footprint allowing us to operate with lower fixed costs and capitalize on growth opportunities. These costs primarily included employee, professional, legal and other costs. The costs increased in the second quarter as we terminated the relationship with our principal restructuring advisor due to the uncertainty of COVID-19, which resulted in recording the remaining contract costs during the quarter.

INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2020 was $4,627, compared to interest expense of $3,848 in the second quarter of fiscal 2019. The interest expense increased because the Company drew down on the revolving credit facility which, resulted in a higher average borrowings during the second quarter of 2020 related to managing operations during COVID-19.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $479 expense and $414 expense for the second quarter of fiscal 2020 and 2019, respectively. Other (income) expense, net primarily reflects foreign currency transaction gains and losses and periodic pension gains and losses.

INCOME TAX PROVISION (BENEFIT). The income tax provision in the second quarter of fiscal 2020 was $4,507 on a loss before taxes of $54,200 for a negative effective tax rate. The income taxes in the second quarter of fiscal 2019 was $1,448 on an income before taxes of $2,560 for an effective tax rate of 56.6%. The effective tax rate for the three months ended April 30, 2020 and 2019 varied due to an adjustment to valuation allowances. During the second quarter of 2020 the Company established a valuation allowance against the net operating losses of its two Swedish subsidiaries.

NET INCOME (LOSS). Net loss for the second quarter of fiscal 2020 was $58,707, or $2.47 per share, diluted compared to a net income for the second quarter of fiscal 2019 of $1,112, or $0.05 per share, diluted for the reasons discussed above.

Six Months Ended April 30, 2020 Compared to Six Months Ended April 30, 2019

REVENUES. Revenues for the first six months of fiscal 2020 were $401,414 compared to revenues of $532,303 in the first six months of fiscal 2019, a decrease of $130,889, or 24.6%. Unprecedented industry disruptions related to the COVID-19 pandemic during the second quarter of 2020 impacted our customer orders and operations in every region of the world. We closed certain of our operating facilities in the second quarter in response to our customers closing their facilities and ceasing orders. Our operations in China were impacted first, with temporary closure for several weeks at the beginning of the quarter. At the end of the quarter, all of our operations in China were operating at levels lower than full capacity utilization. Beginning in mid-March, our operations in Europe and North America were impacted, with virtually all plants closed during part of the quarter.

GROSS PROFIT. Gross profit for the first six months of fiscal 2020 was $18,764 compared to gross profit of $42,370 in the first six months of fiscal 2019, a decrease of $23,606. Gross profit as a percentage of sales was 4.7% for the first six months of 2020 and 8.0% for the first six months of 2019. With most of our plants being closed for approximately half of the second quarter of 2020, we took proactive mitigating actions, including temporary salary reductions of 20% for all employees other than executives, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs. Executive salary costs are all included in selling, general and administrative expenses and were temporarily reduced by 25%. These actions reduced our variable and fixed costs significantly but not enough to completely mitigate the significant decline in the second quarter sales. We did take advantage of the plant closures to complete maintenance and repairs of equipment to ensure we were able to start production timely subsequent to the end of the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $32,895 and $32,964 in the first six months of fiscal 2020 and 2019, respectively. As a percentage of sales, these expenses were 8.2% of sales for the first six months of fiscal 2020 and 6.2% of sales for the first six months of fiscal 2019. Selling, general and administrative expenses declined during the first six months but as a percentage of sales increased due to the significant reduction in sales due to COVID-19. Selling, general and administrative expenses declined due to temporary salary reductions of 25% for executives and 20% for other employees, temporary reduction in board fees, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs. Offsetting these reductions in costs were additional professional fees related to obtaining an amendment and an additional reserve for accounts receivable due to the current liquidity constraints and challenges of some of our customers.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $1,024 for the first six months of fiscal 2020 and $1,040 for the first six months of fiscal 2019.

ASSET IMPAIRMENT. In response to the COVID-19 pandemic, our customers temporarily closed nearly all their production facilities in North America, Europe and Asia (our primary markets) during the quarter ended April 30, 2020. As a result, we concluded that an interim test of our goodwill was required. Due to the decline in carrying value we impaired all the $21,971 of goodwill. Additionally, during the six months ended April 30, 2020, we recorded an asset impairment charge of $2,500 related to a decline in fair value of idled equipment. There were no asset impairments recorded in the first six months of fiscal 2019.

RESTRUCTURING. Restructuring charges of $11,202 were recorded in the first six months of fiscal 2020 compared to $7,466 in the first six months of fiscal 2019. Our restructuring charges relate to our global strategic plan to become a more efficient and focused footprint allowing us to operate with lower fixed costs and capitalize on growth opportunities. These costs primarily included employee, professional, legal and other costs. The costs increased in the first six months of fiscal 2020 as we terminated the relationship with our principal restructuring advisor due to the uncertainty of COVID-19, which resulted in recording the remaining contract costs in the period.

INTEREST EXPENSE. Interest expense for the first six months of fiscal 2020 was $8,983, compared to interest expense of $7,203 in the first six months of fiscal 2019. The interest expense increased because the Company drew down on the revolving credit facility, which resulted in a higher average borrowings during the first six months of 2020 related to managing operations during COVID-19.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $346 expense and $1,072 income for the first six months of fiscal 2020 and 2019, respectively. Other (income) expense, net primarily reflects foreign currency transaction gains and losses and periodic pension gains and losses. Other (income) expense, net reflects the gain on sale of a building in the first six months of fiscal 2019.

INCOME TAX PROVISION (BENEFIT). The income tax provision in the first six months of fiscal 2020 was $2,240 on a loss before taxes of $60,147 for an effective tax rate of negative 3.7%. The income tax benefit in the first six months of fiscal 2019 was $1,639 on a loss before taxes of $5,225 for an effective tax rate of 31.4%. The effective tax rate for the six months ended April 30, 2020 and 2019 varied due to an adjustment to valuation allowances. During the first six months of 2020 the Company established a valuation allowance against the net operating losses of its two Swedish affiliates.

NET INCOME (LOSS). Net loss for the first six months of fiscal 2020 was $62,387, or $2.63 per share, diluted compared to a net loss for the first six months of fiscal 2019 of $3,586, or $0.15 per share, diluted for the reasons discussed above.

For further information on the discussion of results of operations in prior quarterly financial statements refer to the "Results of Operations" section in our prior filings.

Liquidity and Capital Resources

General:

COVID-19 has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company's ability to access capital or its customers’ ability to pay the Company for past or future purchases, which could negatively affect the Company's liquidity. The Company borrowed all the funds available under the revolving credit facility, so the cash balance was $91,575 at April 30, 2020 in comparison to $14,320 at October 31, 2019. The Company, believes that the cash balances and cash from operations will be sufficient to satisfy its cash needs for the next few months until it can obtain new long-term financing or other sources of capital. If we are unable to attain additional financing, we will have to seek additional strategic alternatives and relief from our additional liabilities accumulated during COVID-19.

The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions include, but are not limited to:

•	We maximized our liquidity position by borrowing on our Revolving Credit Facility;

•	We aggressively reduced operating costs, capital expenditures and working capital, including eliminating discretionary spending and adjusting production activity;

•	We temporarily reduced salaried employee costs 20% to 25% throughout the organization via salary reductions;

•	We pursued any opportunities or relief offered under government incentive programs in the countries we are located;

•	We temporarily reduced the compensation of the Board of Directors by 50%;

•	We reduced hourly factory worker costs via furloughs during part of March 2020 and all of April 2020;

•	We delayed planned pension funding and deferring other retirement plan contributions; and

•	We instituted mandatory vacations during March 2020 or April 2020.

The Company intends to evaluate further ways to manage costs in line with reduced sales levels. The impact of COVID-19 resulted in the Company experiencing significant operating losses, negative cash flows from operations and working capital deficiencies during the period. As a result, the Company failed to meet the maximum leverage ratio and minimum interest coverage ratio in its Revolving Credit Facility as of April 30, 2020. On June 11, 2020, the Company entered into the Tenth Amendment to the Revolving Credit Facility (the “Tenth Amendment”), pursuant to which, among other things, the Company received a waiver of the maximum leverage ratio and minimum interest coverage ratio financial covenants under the Credit Agreement for the fiscal quarters ending April 30, 2020 and July 31, 2020. The Company intends to work with the lenders during the waiver period to complete a debt refinancing and will evaluate access to other sources of capital and other strategic alternatives. It is uncertain when, or if, the Company will return to profitability and positive cash flows from operations, whether due to the impact of COVID-19 or for other reasons. The uncertainties associated with COVID-19 related to our industry, customers and supply chain present risk and doubt about the Company’s ability to continue as a going concern. The Company’s long-term debt is classified as current in the condensed consolidated balance sheet as of April 30, 2020, because the Company is not projected to be in compliance with covenants for the next year, as outlined in the current credit agreement. The negative impact of COVID-19 will impede our ability to comply with the current agreement for the next year because the covenants are based on the last twelve months.

We anticipate our cash from operations will decrease in the third quarter due to the timing and cost of ramping up the facilities back to pre-COVID-19 levels and due to timing of collections. Due to our European and North America customers shutting down operations for part of March and all of April, our accounts receivable balance declined to $88,616 as of April 30, 2020. We began shipping to our customers at the end of May in Europe and North America, so we expect to start collecting on these sales in July. As of April 30, 2020, the Company had liquidity of $91,575, comprised of cash balances only as the Company borrowed the maximum amount available to assist with managing operations during the COVID-19 pandemic. We believe the cash balances and any future availability on the Revolving Credit Facility should provide sufficient liquidity to fund our operations during the third quarter, assuming there are no unanticipated additional significant disruptions related to COVID-19 or other events in the third quarter of fiscal 2020. For additional information, refer to Risk Factors included in Part 1, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and Item 1A in this Quarterly Report on Form 10-Q.

Cash Flows and Working Capital:

At April 30, 2020, total debt was $347,469 and total equity was $100,818, resulting in a capitalization rate of 77.5% debt, 22.5% equity. Current assets were $278,200 and current liabilities were $148,105, excluding long-term debt, resulting in positive working capital of $130,095. Including long-term debt in current liabilities results in negative working capital of $215,605.

The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Six Months Ended April 30,		2020 vs. 2019
	2020	2019	change
Net cash (used in) provided by operating activities	$(533)	$12,756	$(13,289)
Net cash used in investing activities	$(18,770)	$(15,054)	$(3,716)
Net cash provided by financing activities	$96,799	$2,130	$94,669

Net Cash (Used In) Provided By Operating Activities:

	Six Months Ended April 30,
	2020	2019
Operational cash flow before changes in operating assets and liabilities	$(9,999)	$15,760

Changes in operating assets and liabilities:
Accounts receivable, net	87,373	25,456
Inventories, net	(6,318)	7,196
Prepaids and other assets	(194)	2,432
Payables and other liabilities	(70,875)	(33,669)
Accrued income taxes	(520)	(4,419)
Total change in operating assets and liabilities	$9,466	$(3,004)

Net cash (used in) provided by operating activities	$(533)	$12,756

Cash inflows and outflows from changes in operating assets and liabilities:

•
Cash inflows from changes in accounts receivable for the six months ended April 30, 2020 and 2019, were $87,373 and $25,456, respectively. The cash inflows increased because our accounts receivable balance decreased significantly in the last two months of the second quarter. Due to COVID-19, our customers’ plants were shut-down for part of March and April in Europe and North America.

•
Cash outflows from changes in inventory for the six months ended April 30, 2020 were $6,318, and cash inflows from changes in inventory were $7,196 for the six months ended April 30, 2019. While our customers’ plants were shut-down during part of March and April due to COVID-19, we built a minimal amount of finished goods for some key products to ensure we could meet orders when our customers reopen their plants. The cash inflows in the six months ended April 30, 2019 were due mainly to timing of shipments.

•
Cash outflows from changes in prepaids and other assets for the six months ended April 30, 2020 were $194, and cash inflows from changes in prepaids and other assets for the six months ended April 30, 2019 were $2,432. The difference was primarily driven by the timing of invoicing customer-funded tooling.

•
Cash outflows from changes in payables and other liabilities for the six months ended April 30, 2020 were $70,875, and cash outflows from changes in payables and other liabilities for the six months ended April 30, 2019 were $33,669. While our plants were shut-down during part of March and April 2020 due to COVID-19, the amount of expenditures decreased significantly, and as a result, our accounts payable declined considerably. The difference was also partially driven by the timing of payments.

•
Cash outflows from changes in accrued income taxes for the six months ended April 30, 2020 were $520, and cash outflows from changes in accrued income taxes for the six months ended April 30, 2019 were $4,419. The changes were primarily driven by the timing of payments of income taxes in foreign jurisdictions.

Net Cash Used In Investing Activities:

Net cash used in investing activities for the six months ended April 30, 2020 and 2019 were $18,770 and $15,054, respectively. Capital expenditures were $18,847 and $33,248 for the six months ended April 30, 2020 and 2019, respectively. Due to the negative impact of COVID-19, we cut capital expenditures in the first six months of 2020. Additionally, for the six months ended April 30, 2019, proceeds from the sale of assets generated $12,339, primarily from the sale of the Pendergrass building and other equipment, as well as cash inflows from derivative settlements of $5,855.

Net Cash Provided By Financing Activities:

Net cash provided by financing activities for the six months ended April 30, 2020 was $96,799 due to draw down on the revolving credit facility, and net cash provided by financing activities for the six months ended April 30, 2019 was $2,130. During the six months ended April 30, 2020, we borrowed more on our credit facility to manage operations during the COVID-19 pandemic.

Long-term debt and short-term borrowings:

Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 8 – Financing Arrangements" of this Quarterly Report on Form 10-Q for more information.

Contractual Obligations

Besides the additional borrowings on our credit facility, our contractual obligations have not changed materially from those disclosed in "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Other Debt" of our 2019 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended as of April 30, 2020. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of April 30, 2020.

Although most of our salaried employees began working remotely in mid-March 2020 due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2020.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 19, Commitments and Contingencies, in Part I of this report, which is incorporated by reference herein.

Item 1A.    Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial position and operating results. The Risk Factors set forth below update the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The impact of COVID-19 may also exacerbate the risks discussed therein, any of which could have a material effect on the Company.

The COVID-19 pandemic has disrupted, and will likely continue to disrupt, our business, which has adversely affected and will likely continue to adversely affect our results of operations, financial position, and cash flow from operations.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, which has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”.

Pandemics or disease outbreaks, such COVID-19, have disrupted, and may continue to disrupt, automotive industry customer sales and production volumes. Vehicle production, including by our customers, has decreased significantly as of result of the COVID-19 pandemic, and resulted in the shutdown of manufacturing operations. As a result, we have experienced, and will likely continue to experience, reductions in orders from our customers globally. This reduction in orders may be further exacerbated by a global economic downturn resulting from the pandemic which could decrease consumer demand for vehicles or result in the financial distress of one or more of our customers or suppliers. As a result, our future sales volumes and revenue remain highly uncertain.

The extent to which the COVID-19 pandemic adversely affects our financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future. Our cash flow from operations, liquidity and financial position could be adversely affected by COVID-19 depending upon the length and severity of the disruption and impact upon on our customers, suppliers and our ability to effectively restart production.

During the second fiscal quarter the Company’s profitability, cash flows and liquidity was negatively impacted by COVID-19. The liquidity risks have necessitated that management, in connection with the Company finalizing the Quarterly Report, evaluate whether these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern from the date of the Company’s April 30, 2020 quarterly financial statements. There is no certainty that we will be able to attain additional capital or an amended credit agreement that resolves our going concern risks. If we do not continue as a going concern, investors could lose their entire investment in the Company.

Our ability to meet working capital requirements post COVID-19 could depend in part, on the level, variability and timing of our customers’ production restarts and the payment terms we have with our customers and suppliers. Our liquidity has been adversely affected and our suppliers could suspend normal trade credit terms and require payment in advance or payment on delivery.

Due to the adverse impact of COVID-19 interim tests of goodwill and long-lived assets could result in further impairment.

Due to the significant disruptions caused due to the impact of COVID-19, our profitability has been significantly impacted and the Company has written-down goodwill.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill be periodically evaluated for impairment.  In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our long lived assets. Any charges relating to impairments of goodwill or long-lived assets may adversely affect our results of operations in the periods recognized.  Due to the adverse impact of COVID-19 on our profitability in the second quarter of fiscal 2020, the goodwill and long-lived assets were tested for impairment as of April 30, 2020.  Based on the results, we recognized a non-cash goodwill impairment charge for the full remaining amount of the goodwill balance. There can be no assurance that we will not recognize further asset impairments in the future.

Our inability to obtain and maintain sufficient financing may harm our liquidity and financial position.

Our working capital requirements can vary significantly, depending, in part, on the level, variability and timing of our customers’ production and the payment terms we have with our customers and suppliers. Our liquidity could be adversely affected if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If our available cash flows from operations is not sufficient to fund our ongoing cash needs, we would likely look to our cash balances and borrowing availability under our Revolving Credit Facility to satisfy those needs. In 2013, we and our subsidiaries entered into the Revolving Credit Facility. On June 11, 2020, we entered into the Tenth Amendment, which, among other things, waives the maximum leverage ratio and minimum interest coverage ratio financial covenants under the Revolving Credit Facility for the fiscal quarters ending April 30, 2020 and July 31, 2020. The Tenth amendment also adds financial covenants which require the Company to (i) maintain week-end liquidity of at least (1) $40 million for the period from June 13, 2020 through June 26, 2020, (2) $35 million for the period from June 27, 2020 through July 11, 2020, and (3) $30 million from July 12, 2020 through October 31, 2020, and (ii) limit capital expenditures to $15 million for the period from May 1, 2020 through August 31, 2020. The Tenth Amendment also includes certain transactional milestones for the Company. There can be no assurance that we will be able to satisfy the financial covenants and other obligations under the Revolving Credit Facility, as amended by the Tenth Amendment, for July 31, 2020 or that we will be able to obtain additional financing or other sources of capital beyond that date. If we are unable to attain additional financing, we will have to seek additional strategic alternatives and relief from our additional liabilities accumulated during COVID-19. See "Part I, Financial Information, Note 8 - Revolving Credit Facility" for more details of the Tenth Amendment.

Deterioration in the capital and credit markets in the United States, Europe and other world economies could harm our customers’ and suppliers’ ability to access the capital markets, which may affect our business, financial position, results of operations and cash flows.

Disruptions in the capital and credit markets related to COVID-19 could adversely affect our customers and suppliers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. This financing often comes from securitization markets, which experience severe disruptions during global economic crises. Our suppliers, as well as our customers’ suppliers, may face similar difficulties in obtaining financing for their businesses. If capital is not available due to COVID-19 to our customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on our customers or suppliers could materially adversely affect us, either through loss of revenues from any of our customers so affected, or due to our inability to meet our commitments without excessive expense, as a result of disruptions in supply caused by the suppliers so affected. Financial difficulties experienced by any of our major customers could have a material adverse effect on us if such customers were unable to pay for the products we provide or if we experienced a loss of, or material reduction in, business from such customer. As a result of such difficulties, we could experience lost revenues, significant write-offs of accounts receivable, significant impairment charges, or additional restructurings. In addition, severe financial or other difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis and on similar economic terms the quantity and quality of components we require to produce products. Moreover, severe financial or operating difficulties at any automotive vehicle manufacturer or other significant supplier could have a significant disruptive effect on the entire industry, leading to supply chain disruptions and labor unrest, among other things. These disruptions could force OEMs and, in turn, other suppliers, including us, to reduce production or shut down plants.

Item 6.	Exhibits

Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 1, 2019.	10-Q	000-21964	March 12, 2019	3.1

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 9, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.3	Certificate of Designation, dated December 31, 2001 (incorporated herein by reference to Exhibit 3.1(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).	10-K	000-21964	February 13, 2002	3.1(ii)

3.4	Restated Certificate of Incorporation of the Registrant, dated June 23, 1993 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.5	Amended and Restated By-Laws of the Registrant, as amended through December 18, 2018 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).	8-K	000-21964	December 21, 2018	3.1

10.4	Form of Shiloh Industries, Inc. Agreement on Terms and Conditions of Stock Award *					X

10.5	Form of Shiloh Industries, Inc. Agreement on Terms and Conditions of RSU Award *					X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Lillian Etzkorn
Lillian Etzkorn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 24, 2020