Form 10-Q
period 2020-07-31
SHILOH INDUSTRIES INC
filed 2020-09-09
CIK 904979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SHLO	The NASDAQ Global Select Market (1)

(1) On September 1, 2020, Shiloh Industries, Inc. (the “Company”) received notice from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) that it had determined to commence proceedings to delist the common stock of the Company at the opening of business on September 10, 2020, and a Form 25-NSE will be filed with the Securities and Exchange Commission on such date. The delisting will be effective 10 days after the Form 25 is filed. It is expected that the Company’s common stock will begin trading on the OTC Pink Market on September 10, 2020.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of September 4, 2020 was 24,216,512.

PART I— FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 31, 2020	October 31, 2019

	(Unaudited)
ASSETS
Cash and cash equivalents	$30,262	$14,320
Accounts receivable, net	142,899	172,468
Related party accounts receivable	605	1,477
Prepaid income taxes	2,569	1,853
Inventories, net	54,283	63,547
Prepaid expenses	5,943	8,980
Other current assets	21,718	13,354
Total current assets	258,279	275,999
Property, plant and equipment, net	203,047	328,026
Goodwill	—	22,395
Intangible assets, net	6,876	13,025
Deferred income taxes	5,258	5,169
Operating lease assets	51,378	—
Other assets	5,232	7,077
Total assets	$530,070	$651,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$324,779	$1,975
Accounts payable	100,293	155,754
Current portion of operating lease liabilities	7,545	—
Other accrued expenses	49,947	50,093
Accrued income taxes	92	316
Total current liabilities	482,656	208,138
Long-term debt	—	248,695
Long-term benefit liabilities	23,442	24,147
Deferred income taxes	841	798
Noncurrent operating lease liabilities	43,833	—
Other liabilities	1,178	2,399
Total liabilities	551,950	484,177
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 per share; 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized at July 31, 2020 and October 31, 2019; 24,308,119 and 23,790,258 shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively	243	238
Paid-in capital	117,815	116,436
Retained earnings (deficit)	(83,656)	115,866
Accumulated other comprehensive loss, net	(56,282)	(65,026)
Total stockholders’ equity (deficit)	(21,880)	167,514
Total liabilities and stockholders’ equity (deficit)	$530,070	$651,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net revenues	$155,367	$263,445	$556,781	$795,748
Cost of sales	148,335	239,857	530,986	729,790
Gross profit	7,032	23,588	25,795	65,958
Selling, general & administrative expenses	25,165	18,105	58,059	51,069
Amortization of intangible assets	514	518	1,538	1,558
Asset impairment, net	109,633	—	134,104	—
Restructuring	2,196	3,905	13,397	11,371
Operating income (loss)	(130,476)	1,060	(181,303)	1,960
Interest expense	5,379	4,633	14,362	11,836
Interest income	(5)	(4)	(14)	(10)
Other (income) expense, net	1,875	113	2,221	(959)
Loss before income taxes	(137,725)	(3,682)	(197,872)	(8,907)
Provision (benefit) for income taxes	(591)	(973)	1,650	(2,612)
Net loss	$(137,134)	$(2,709)	$(199,522)	$(6,295)
Loss per share:
Basic loss per share	$(5.76)	$(0.11)	$(8.40)	$(0.27)
Basic weighted average number of common shares	23,824	23,557	23,754	23,486
Diluted loss per share	$(5.76)	$(0.11)	$(8.40)	$(0.27)
Diluted weighted average number of common shares	23,824	23,557	23,754	23,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net loss	$(137,134)	$(2,709)	$(199,522)	$(6,295)
Other comprehensive income (loss)
Defined benefit pension plans & other post-retirement benefits
Amortization of net actuarial loss	376	289	1,128	865
Income tax (benefit)	(86)	(66)	(258)	(198)
Total defined benefit pension plans & other post-retirement benefits, net of tax	290	223	870	667
Marketable securities
Realized gain	—	—	—	18
Total marketable securities, net of tax	—	—	—	18
Derivatives and hedging
Unrealized loss on interest rate swap agreements	(10)	(301)	(368)	(1,030)
Income tax benefit (provision)	(62)	58	(60)	195
Reclassification adjustments for settlement of derivatives included in net income (loss)	283	51	634	181
Change in fair value of derivative instruments, net of tax	211	(192)	206	(654)
Foreign currency translation adjustments
Foreign currency translation gain (loss)	13,671	(1,940)	7,668	(3,713)
Unrealized gain (loss) on foreign currency translation	13,671	(1,940)	7,668	(3,713)
Comprehensive loss, net	$(122,962)	$(4,618)	$(190,778)	$(9,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199,522)	$(6,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,395	35,010
Asset impairment	134,104	—
Restructuring	404	1,610
Amortization of deferred financing costs	1,572	1,033
Deferred income taxes	2,044	232
Stock-based compensation expense	1,386	1,576
Loss (gain) on sale of assets	986	(3,562)
Loss on marketable securities	—	29
Changes in operating assets and liabilities:
Accounts receivable, net	31,054	30,213
Inventories, net	9,488	3,900
Prepaids and other assets	(1,695)	(1,564)
Payables and other liabilities	(55,496)	(30,965)
Prepaid and accrued income taxes	(937)	(6,863)
Net cash (used in) provided by operating activities	(40,217)	24,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,501)	(48,643)
Derivative settlements	—	5,869
Proceeds from sale of assets	3,274	12,339
Net cash used in investing activities	(20,227)	(30,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases	(96)	(495)
Proceeds from long-term borrowings	152,900	223,400
Repayments of long-term borrowings	(78,700)	(220,000)
Payment of deferred financing costs	(98)	(1,948)
Net cash provided by financing activities	74,006	957
Effect of foreign currency exchange rate fluctuations on cash	2,380	217
Net increase (decrease) in cash and cash equivalents	15,942	(4,907)
Cash and cash equivalents at beginning of period	14,320	16,843
Cash and cash equivalents at end of period	$30,262	$11,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
April 30, 2019	$238	$115,391	$132,227	$(52,703)	$195,153
Net loss	—	—	(2,709)	—	(2,709)
Other comprehensive income (loss), net of tax	—	—	—	(1,909)	(1,909)
Stock-based compensation cost	—	586	—	—	586
July 31, 2019	$238	$115,977	$129,518	$(54,612)	$191,121

April 30, 2020	$243	$117,551	$53,478	$(70,454)	$100,818
Net loss	—	—	(137,134)	—	(137,134)
Other comprehensive income (loss), net of tax	—	—	—	14,172	14,172
Stock-based compensation cost	—	264	—	—	264
July 31, 2020	$243	$117,815	$(83,656)	$(56,282)	$(21,880)

	Common Stock (.01 Par Value)	Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
October 31, 2018	$234	$114,405	$135,813	$(50,930)	$199,522
Net loss	—	—	(6,295)	—	(6,295)
Other comprehensive income (loss), net of tax	—	—	—	(3,682)	(3,682)
Restricted stock and exercise of stock options	4	(4)	—	—	—
Stock-based compensation cost	—	1,576	—	—	1,576
July 31, 2019	$238	$115,977	$129,518	$(54,612)	$191,121

October 31, 2019	$238	$116,436	$115,866	$(65,026)	$167,514
Net loss	—	—	(199,522)	—	(199,522)
Other comprehensive income (loss), net of tax	—	—	—	8,744	8,744
Restricted stock and exercise of stock options	5	(7)	—	—	(2)
Stock-based compensation cost	—	1,386	—	—	1,386
July 31, 2020	$243	$117,815	$(83,656)	$(56,282)	$(21,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and number of shares in thousands except per share data)

Note 1—Basis of Presentation, Impact of COVID-19 and Going Concern

The condensed consolidated financial statements have been prepared for Shiloh Industries, Inc. and its subsidiaries (collectively referred to as the "Company," "Shiloh Industries," "us," "our" or "we"), without audit, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Revenues and operating results for the three and nine months ended July 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Impact of Covid-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.”  The Company’s manufacturing operations were initially impacted at the beginning of our second quarter by COVID-19 in Asia and the last half of the quarter in Europe and North America. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. As a result, COVID-19 has impacted the Company's business globally. Many OEMs suspended manufacturing operations, particularly in North America, Europe and Asia, on a temporary basis due to market conditions and matters associated with COVID-19.

Our operations in China were closed for all of February and part of March 2020. In July 2020, we are operating at levels near full capacity in China. Our operations in North America and Europe, for the most part, closed down during March and April 2020. Beginning near the end of May and the beginning of June, our operations in Europe and North America, respectively, began fulfilling and shipping orders to our customers. Due to the safety protocols established, we have been able to restart production, although we have experienced normal start-up operational issues in some of our plants related to being shut down for an extended period of time.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as they come due. As of July 31, 2020, the Company has significant indebtedness due within the next twelve months and cash flow from operations has not been sufficient to meet the Company’s liquidity demands. As a result, as described in Note 21, on August 30, 2020 (the “Petition Date”), the Company and its U.S. subsidiaries (collectively with the Company, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Financial information in this Quarterly Report on Form 10-Q does not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Our future plans, including those in connection with the Chapter 11 filings, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements.

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

ASU 2018-14 Compensation-Retirements Benefits-Defined Benefit Plans - This ASU amendment adds the following to disclosure requirements: (1) The weighted-average interest crediting rates used in the entity’s cash balance pension plans and other similar plans, (2) A narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period, (3) An explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by Accounting Standards Codification ("ASC") Topic 715, Compensation-Retirement Benefits. Also, this amendment clarifies the guidance in ASC 715-20-50-3 on defined benefit plans to require disclosure of (1) the projected benefit obligation (PBO) and fair value of plan assets for pension plans with PBOs in excess of plan assets (the same disclosure with reference to the accumulated postretirement benefit obligation rather than the PBO is required for other postretirement benefit plans) and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with ABOs in excess of plan assets. We expect to adopt this guidance on November 1, 2021 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

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

        ASU 2018-15 Internal-Use Software - The amendments apply to the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) for entities that are a customer in a hosting arrangement and align the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments also require customers to expense capitalized implementation costs over the term of the hosting arrangement and in the same line on the income statement as the fees associated with the hosting service and payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting service. We expect to adopt this guidance on November 1,

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
2020 and we are currently assessing the impact that this standard will have on our consolidated financial statements and disclosures.

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

        ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the term of the lease. The Company includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of the Company's leases do not provide an implicitly stated rate within the contract, we use our incremental borrowing rate based on third party information available at the commencement date in determining the present value of lease payments. Lease expenses for lease payments on operating leases are recognized on a straight-line basis over the lease term. Additionally, the Company does not record a ROU asset or lease liability for leases with an expected lease term of 12 months or less.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

Disaggregation of Net Revenues

        The following table summarizes revenue for the three and nine months ended July 31, 2020 and 2019:

	Net Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
Region:	2020	2019	2020	2019
North America	$114,133	$203,920	$412,336	$606,872
Europe	34,696	61,685	131,672	194,883
Asia	13,188	3,529	30,595	10,877
Eliminations	(6,650)	(5,689)	(17,822)	(16,884)
Total Company	$155,367	$263,445	$556,781	$795,748

Note 4—Accounts Receivable, Net
Accounts receivable, net is expected to be collected within one year and is net of an allowance for doubtful accounts in the amount of $1,147 and $884 at July 31, 2020 and October 31, 2019, respectively. We recognized bad debt expense of $1,993 and $2,535 for the three and nine months ended July 31, 2020 and recognized bad debt expense of $3 and $329 during the three and nine months ended July 31, 2019, in the condensed consolidated statement of operations.

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The total amount of trade accounts receivable factored was $5,966 and $8,779 as of July 31, 2020 and October 31, 2019, respectively. As these sales of trade accounts receivable are with recourse, $4,578 and $9,188 were recorded in accounts payable as of July 31, 2020 and October 31, 2019, respectively. The cost of selling these receivables is dependent upon the number of days between the sale date of the receivables, the date the customer’s invoice is due and the interest rate. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

As of July 31, 2020 and October 31, 2019, $3,235 and $2,538 of trade accounts receivable were subject to factoring without recourse, respectively. The amounts subject to factoring without recourse for the year 2020 have been included in the proceeds for net cash provided by operating activities in the consolidated statements of cash flows. The expense associated with the sale of the receivables is recorded as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 5—Related Party Receivables

        MTD Products Inc. and MTD Holdings LLC are affiliates of Oak Tree Holdings LLC, which is a greater than 5% beneficial owner of the Company's shares of Common Stock.
        Sales to MTD Products Inc. and its affiliates were $1,309 and $4,225 for the three and nine months ended July 31, 2020, respectively, and $1,322 and $5,521 for the three and nine months ended July 31, 2019, respectively. At July 31, 2020 and October 31, 2019, we had related party receivable balances of $605 and $1,477, respectively, due from MTD Products Inc. and its affiliates.

Note 6—Inventories, Net
Inventories, net consists of the following:

	July 31, 2020	October 31, 2019
Raw materials	$22,512	$26,653
Work in process	20,558	21,369
Finished goods	18,860	19,470
Reserves	(7,647)	(3,945)
Total inventories, net	$54,283	$63,547

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $21,971 since the carrying value exceeded the fair value of the North American reporting unit by more than the amount of the goodwill balance at April 30, 2020.

        We utilized both an income and a market approach, to determine the fair value of the North American reporting unit as part of our goodwill impairment assessment. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the North American reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed share prices of comparable, publicly traded companies. The market approach fair value was determined by multiplying outstanding share capital by the associated market value of the Company’s stock at April 30, 2020. A considerable amount of management judgment and assumptions were required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit.

        The changes in the carrying amount of goodwill for the nine months ended July 31, 2020 are as follows:

Balance October 31, 2019	$22,395
Impairment	(21,971)
Foreign currency translation	(424)
Balance July 31, 2020	$—

Intangible Assets:

        In accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" (“ASC 360”), we are required to complete impairment testing whenever an event or changes in circumstances indicate the long-lived assets carrying value may not be recoverable. The long-lived assets consist principally of property, plant, equipment, and intangibles. Due to the circumstances surrounding the COVID-19 pandemic and decline in our business it was necessary to test our long-lived assets for impairment as of the interim date of July 31, 2020. In accordance with ASC 360, we tested long-lived assets for impairment at the asset group level for which the lowest level of independent cash flows can be identified. Based on the results of our quantitative analysis, an impairment charge of $4,858 and $104,775 were recorded to intangible assets and property, plant and equipment, respectively as of July 31, 2020.

        The changes in the carrying amount of finite-lived intangible assets for the nine months ended July 31, 2020 are as follows:

	Customer Relationships	Developed Technology	Trade Name	Trademark	Total
Balance October 31, 2019	$8,977	$2,979	$1,008	$61	$13,025
Impairment	(3,313)	(1,148)	(377)	(20)	(4,858)
Amortization expense	(998)	(294)	(93)	(11)	(1,396)
Foreign currency translation	3	102	—	—	105
Balance July 31, 2020	$4,669	$1,639	$538	$30	$6,876

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
        Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major class of intangible assets:

	July 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Value Net of Foreign Currency	Accumulated Amortization	Impairment	Net
Customer relationships	6.2	$17,564	$(9,582)	$(3,313)	$4,669
Developed technology	8.4	7,236	(4,449)	(1,148)	1,639
Trade name	7.4	1,875	(960)	(377)	538
Trademark	3.0	166	(116)	(20)	30
		$26,841	$(15,107)	$(4,858)	$6,876
        Total amortization expense was $514 and $1,538 for the three and nine months ended July 31, 2020, respectively, and $518 and $1,558 for the three and nine months ended July 31, 2019, respectively. A favorable lease asset of $1,458 was acquired as part of the Brabant acquisitions in fiscal year 2018 with a 7-year useful life. Amortization expense for the three and nine months ended July 31, 2020 was $49 and $145, respectively, and is included within the amortization of intangible assets. A net balance of $909 is included within other assets for the favorable lease asset. Amortization expense related to intangible assets and the favorable lease asset is estimated to be as follows:

Twelve Months Ended July 31,
2021	$1,299
2022	1,299
2023	1,299
2024	1,290
2025	1,070
Thereafter	1,528
$7,785

Note 8—Financing Arrangements
        Debt consists of the following:

	July 31, 2020	October 31, 2019
Credit Agreement—interest rate of 6.01% at July 31, 2020 and 5.18% at October 31, 2019	$322,900	$248,695
Capital lease obligations	1,879	1,975
Total debt	324,779	250,670
Less: Current debt	324,779	1,975
Total long-term debt	$—	$248,695

At July 31, 2020, we had total debt, excluding capital leases, of $322,900, consisting of a revolving line of credit under the Credit Agreement of floating rate debt. The weighted average interest rate of all debt was 5.05% and 5.26% for the nine months ended July 31, 2020 and 2019, respectively.

Revolving Credit Facility:

        The Company and its subsidiaries are party to a Credit Agreement, dated October 25, 2013, as amended (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent, Swing Line Lender, Dutch Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Morgan Securities, LLC as Joint Lead Arrangers and Joint Book Managers, The PrivateBank and Trust Company, Compass Bank and The Huntington National Bank, N.A., as Co-Documentation Agents and the other lender parties thereto.

        The Credit Agreement contains customary restrictive and financial covenants, including covenants regarding our outstanding indebtedness and maximum leverage and interest coverage ratios. The Credit Agreement also contains standard provisions relating to conditions of borrowing. In addition, the Credit Agreement contains customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable. The pre-existing financial covenants include the interest coverage ratio at 3.5 times and the leverage ratio which ranges between 4.50 times in the third quarter of 2020 and 3.25 times in the fourth quarter of 2020.

        The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. The Company experienced significant operating losses, negative cash flows from operations and working capital deficiencies during the period and as a result was below the established financial thresholds of the interest coverage ratio and leverage ratio covenants as of July 31, 2020.

On June 11, 2020, the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), pursuant to which, among other things, the Company received a waiver of the interest coverage ratio and leverage ratio covenants for the quarters ended April 30, 2020 and July 31, 2020. As of July 31, 2020, the Company has significant indebtedness due within the next twelve months and cash flow from operations, has not been sufficient to meet the Company's liquidity demands. Our outstanding indebtedness coupled with the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern.

        The Tenth Amendment added financial covenants that required the Company to (i) maintain week-end liquidity of at least (1) $40 million for the period from June 13, 2020 through June 26, 2020, (2) $35 million for the period from June 27, 2020 through July 11, 2020, and (3) $30 million from July 12, 2020 through October 31, 2020, and (ii) limit capital expenditures to $15 million for the period from May 1, 2020 through August 31, 2020. The Tenth Amendment added, limited or otherwise modified certain debt, disposition and investment baskets. The Tenth Amendment provided that (i) revolving loans and swingline loans bear interest at a rate equal to the base rate or LIBOR plus an applicable margin of 4.00% in the case of base rate loans or 5.00% in the case of LIBOR loans, (ii) the Company pay a commitment fee on the unused portion of the revolving commitments at a rate of 0.65% per annum and (iii) revolving loans bearing interest at the LIBOR rate shall be subject to a LIBOR floor of 1.00%; provided, that, in case of clauses (i) and (ii), if the Company demonstrates, based on the compliance certificate for the fiscal quarter ending July 31, 2020, that (A) the consolidated leverage ratio as of the end of the fiscal quarter ending July 31, 2020 does not exceed 4.25 to 1.0 and (B) the consolidated interest coverage ratio as of the end of the fiscal quarter ending July 31, 2020 is greater than or equal to 3.50 to 1.0, then applicable margin shall revert to the pricing grid that was in effect prior to the Tenth Amendment. The Tenth Amendment also included certain transactional milestones for the Company.

Long-term debt is classified as current in the condensed consolidated balance sheet as of July 31, 2020, because the waivers for the pre-existing financial covenants expire in less than twelve months and the Company will not comply with future covenants based on current forecasts. The Company was unable to obtain new financing and filed the Chapter 11 Cases on August 30, 2020. The filing of the Chapter 11 Cases constituted an event of default and the principal and interest due under the Credit Agreement became immediately due and payable and therefore, we will continue to classify the long-term debt as current in the condensed consolidated balance sheet.

        After considering letters of credit of $4,804 that we have issued, the Company has borrowed all the funds available under the Credit Agreement as of July 31, 2020. Actual borrowing capacity is subject to the Credit Agreement covenants and could be less than the stated unused commitments.

        Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all of the tangible and intangible property of the Company and our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Other Debt:

        We maintain finance leases for equipment used in our manufacturing facilities with lease terms expiring between 2019 and 2020. As of July 31, 2020, the present value of minimum lease payments under our capital leases amounted to $1,879.
        Scheduled repayments of debt for the next five years are listed below:

Twelve Months Ending July 31,	Credit Agreement		Capital Lease Obligations	Total
2021	$—		$1,879	$1,879
2022	—		—	—
2023	322,900	1	—	322,900
2024	—		—	—
2025	—		—	—
Total	$322,900		$1,879	$324,779

1 - Based on the current credit agreement the $322,900 in debt is due in 2023 but is classified as current debt because the waivers for the pre-existing financial covenants expire in less than twelve months and the Company will not comply with future covenants based on current forecasts. The contractual terms above do not reflect any violation of covenants. Subsequently, the Company filed the Chapter 11 Cases on August 30, 2020.

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

        Operating lease expenses are classified as cost of products sold and operating expenses on the Condensed Consolidated Statement of Operations. The components of lease expense for the three and nine months ended July 31, 2020 are as follows:

Lease cost	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
Finance lease expense
Amortization of right-of-use asset	$99	$427
Interest on lease liability	11	23
Total finance lease cost	$110	$450
Operating lease expense
Operating leases	$3,032	$9,465
Short-term leases (1)	276	760
Total lease expense	$3,308	$10,225
(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond a month.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        The weighted average remaining operating and finance lease terms and weighted average discount rates are as follows:

July 31, 2020
Weighted average remaining lease term of operating leases (in years)	13.9

Weighted average discount rate of operating leases	6.44%

Weighted average remaining lease term of finance leases (in years)	0.25

Weighted average discount rate of finance leases	4.57%

        Other supplemental cash flow information related to leases is as follows:

Other Information	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$11	$23
Operating cash outflows from operating leases	1,879	6,118
Financing cash outflows from finance leases	294	495

        Maturities of operating and finance lease liabilities as of July 31, 2020 are as follows:

Years Ending October 31,
2020 (1)	$2,955
2021	10,422
2022	8,444
2023	6,806
2024	4,934
Thereafter	40,562
Total lease payments	74,123
Less: imputed interest	20,866
Total lease liabilities (2)	$53,257
(1) Excluding the nine months ended July 31, 2020.
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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 10—Pension and Other Post-Retirement Benefit Matters

U.S. Plans

        The components of net periodic benefit cost for the three and nine months ended July 31, 2020 and 2019 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
Interest cost	$675	$843	$2	$3
Expected return on plan assets	(831)	(836)	—	—
Amortization of net actuarial loss	374	288	2	1
Net periodic cost	$218	$295	$4	$4

	Pension Benefits		Other Post-Retirement Benefits
	Nine months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
Interest cost	$2,026	$2,525	$6	$9
Expected return on plan assets	(2,493)	(2,506)	—	—
Amortization of net actuarial loss	1,122	861	6	4
Net periodic cost	$655	$880	$12	$13

        We made contributions of $219 to our U.S. pension plans during the three and nine months ended July 31, 2020. We were not required to and therefore did not contribute to our U.S. pension plans during the three and nine months ended July 31, 2019. Our expected contribution of an additional $897 to our U.S. pension plans before the end of fiscal 2020 may be postponed under the CARES Act as part of COVID-19 relief until fiscal 2021.

        We report the service cost component of the net periodic pension and post-retirement costs in the same caption as other compensation costs arising from services rendered. The other components of net period costs are presented outside of operating income in other (income) expense, net.

Non-U.S. Plans

        For our Swedish operations, the majority of the pension obligations are covered by insurance policies with insurance companies. Pension commitments in our Polish operations were $1,467 at July 31, 2020 and $1,267 at October 31, 2019. The liability represents the present value of future obligations and is calculated on an actuarial basis. The Polish operations recognized expense of $361 and $740 for the three and nine months ended July 31, 2020 and $40 and $223 for the three and nine months ended July 31, 2019, respectively.

        The insurance contracts guarantee a minimum rate of return. We have no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11—Accumulated Other Comprehensive Loss
        Changes in accumulated other comprehensive loss in stockholders' equity (deficit) by component for the three and nine months ended July 31, 2020 is as follows:

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at April 30, 2020	$(37,303)	$—	$(633)	$(32,518)	$(70,454)
Other comprehensive income (loss), net of tax	—	—	(72)	13,671	13,599
Amounts reclassified from accumulated other comprehensive loss, net of tax	290	—	283	—	573
Net current-period other comprehensive income (loss)	290	—	211	13,671	14,172
Balance at July 31, 2020	$(37,013)	$—	$(422)	$(18,847)	$(56,282)

	Pension and Post Retirement Plan Liability (1)	Marketable Securities Adjustment (1)	Interest Rate Swap Adjustment (2)	Foreign Currency Translation Adjustment (3)	Accumulated Other Comprehensive Loss
Balance at October 31, 2019	$(37,883)	$—	$(628)	$(26,515)	$(65,026)
Other comprehensive income (loss), net of tax	—	—	(428)	7,668	7,240
Amounts reclassified from accumulated other comprehensive loss, net of tax	870	—	634	—	1,504
Net current-period other comprehensive income (loss)	870	—	206	7,668	8,744
Balance at July 31, 2020	$(37,013)	$—	$(422)	$(18,847)	$(56,282)
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

        Our derivatives at July 31, 2020 consist of interest rate swap contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

        The following table discloses the fair value and balance sheet location of our derivative instruments:

	Asset (Liability) Derivatives
	Balance Sheet Location	July 31, 2020	October 31, 2019
Cash Flow Hedging Instruments:
Interest rate swap contracts	(Other accrued expenses)	$(548)	$(814)

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

        Derivative activity is included in interest expense and cash paid for interest. The following table presents the effect of our derivative instruments on the condensed consolidated statements of operations and the effects of hedging on those line items:

Location	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019
Interest expense	$5,379	$4,633
Effect of hedging on interest expense	$283	$51

Location	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019
Interest expense	$14,362	$11,836
Effect of hedging on interest expense	$634	$(564)

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
2019 Equity and Incentive Compensation Plan
Long-Term / Annual Incentives
On February 26, 2019, stockholders approved and adopted the 2019 Equity and Incentive Compensation Plan ("2019 Plan" or "Incentive Plan"), which replaced the 2016 Equity and Incentive Compensation Plan. The 2019 Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to the officers and other key employees, including directors, of the Company and our subsidiaries (i) stock options, (ii) appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) cash incentive awards, performance shares and performance units and (vi) other awards. An aggregate of 1,500,000 shares of common stock, subject to adjustment upon occurrence of certain events to prevent dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events, was reserved for issuance pursuant to the Incentive Plan. An individual’s award of options and / or appreciation rights is limited to 500,000 shares during any calendar year. Also, an individual's award of restricted shares, restricted share units and performance-based awards is limited to 350,000 shares during any calendar year.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        The following table summarizes the Company’s Incentive Plan activity for the nine months ended July 31, 2020 and 2019:

	Stock Options			Restricted Stock			Restricted Stock Units
Outstanding at:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Restricted Shares	Grant Fair Value	Weighted Average Remaining Contractual Life	Restricted Share Units	Grant Fair Value	Weighted Average Remaining Contractual Life

November 1, 2018	33	$9.42	1.84	478	$7.45	1.87	27	$8.17	1.37
Granted	—	—		418	6.73		42	6.47
Options exercised or restricted stock vested	—	—		(230)	6.84		(14)	7.98
Forfeited or expired	—	—		(54)	7.39		(4)	7.35
July 31, 2019	33	$9.42	1.09	612	$7.20	1.97	51	$6.84	2.00

November 1, 2019	23	$11.25	1.31	603	$7.00	1.86	47	$6.81	1.88
Granted	—	—		677	3.30		55	3.60
Options exercised or restricted stock vested	—	—		(246)	7.11		(21)	7.10
Forfeited or expired	—	—		(268)	5.08		(38)	4.37
July 31, 2020	23	$11.25	0.56	766	$4.30	1.64	43	$4.75	1.95
        We recorded stock compensation expense related to stock options, restricted stock and restricted stock units during the three and nine months ended July 31, 2020 and 2019 as follows:

	Three Months Ended July 31,
	2020	2019
Restricted stock	$250	$544
Restricted stock units	14	42
Total	$264	$586

	Nine Months Ended July 31,
	2020	2019
Restricted stock	$1,283	$1,461
Restricted stock units	103	115
Total	$1,386	$1,576
Stock Options - The exercise price of each stock option equals the market price of our common stock on the grant date. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur, and is recognized over the applicable vesting periods. Our stock options generally vest over three years, with a maximum term of ten years. Incentive stock options were not granted during the nine months ended July 31, 2020 and 2019.
Options that have an exercise price greater than the market price are excluded from the intrinsic value computation. At July 31, 2020 and October 31, 2019, the options outstanding and exercisable had an intrinsic value of $0 for both periods.
Restricted Stock Awards - New restricted stock grants are calculated using the average market price of our common stock over a consistent predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
July 31, 2020, there was $2,298 of total unrecognized compensation costs related to these restricted stock awards to be recognized over the next three fiscal years.
Restricted Stock Units - New restricted stock unit grants are calculated using the average market price of our common stock over a consistent predetermined number of days prior to the grant date and then valued at the closing market price of our common stock on the date of grant. Compensation expense is recorded at the grant date fair value, adjusted for forfeitures as they occur and is recognized over the applicable vesting periods. The vesting periods range between one to three years. As of July 31, 2020, there was $142 of total unrecognized compensation expense related to these restricted stock units that is expected to be recognized over the next three fiscal years.

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

        Assets and liabilities remeasured and disclosed at fair value on a recurring basis at July 31, 2020 and October 31, 2019 are set forth in the table below:

	Asset (Liability)	Level 1	Level 2	Valuation Technique
October 31, 2019
Interest Rate Swap Contracts	$(814)	—	$(814)	Income Approach

July 31, 2020
Interest Rate Swap Contracts	(548)	—	(548)	Income Approach

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

        We have incurred employee, professional, legal and other restructuring related costs of $41,859 since initiating the restructuring activities.

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

        The following table presents information about restructuring costs recorded for the three and nine months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Employee costs	$2,049	$947	$4,013	$2,377
Professional and legal costs	128	2,608	9,013	6,769
Other	19	350	371	2,225
	$2,196	$3,905	$13,397	$11,371

        The following table presents a rollforward of the beginning and ending liability balances related to the restructuring costs which are included in the condensed consolidated balance sheets in other accrued expenses for the above-mentioned actions through July 31, 2020 and July 31, 2019:

	Balance as of October 31, 2018	Restructuring Expense	Payments	Balance as of July 31, 2019
Employee costs	$367	$2,377	$(2,744)	$—
Professional and legal costs	248	6,769	(4,792)	2,225
Other	—	2,225	(2,225)	—
	$615	$11,371	$(9,761)	$2,225

	Balance as of October 31, 2019	Restructuring Expense	Payments	Balance as of July 31, 2020
Employee costs	$2,639	$4,013	$(3,947)	$2,705
Professional and legal costs	1,672	9,013	(6,141)	4,544
Other	1,167	371	(1,482)	56
	$5,478	$13,397	$(11,570)	$7,305

Note 16—Income Taxes

The provision for income taxes for the three months ended July 31, 2020 was a benefit of $591 on a loss before income taxes of $137,725 for a consolidated effective tax rate of 0.4%. The provision for income taxes for the nine months ended July 31, 2020 was an expense of $1,650 on a loss before income taxes of $197,872 for a consolidated effective tax rate of 0.8%. The year-to-date expense was calculated using one single effective tax rate for tax jurisdictions not subject to a valuation allowance, applied to the year-to-date ordinary income/(loss). Tax effects of significant, unusual or infrequently occurring items

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
are excluded from the annual effective rate calculation and recognized in the period in which they occur. For the nine months ended July 31, 2020, the valuation allowance adjustments resulted in a negative impact of 28.1% to the effective tax rate.

        The provision for income taxes for the three months ended July 31, 2019 was a benefit of $973 on a loss before income taxes of $3,682 for a consolidated effective tax rate of 26.4%. The provision for income taxes for the nine months ended July 31, 2019 was a benefit of $2,612 on a loss before income taxes of $8,907 for a consolidated effective tax rate of 29.3%. The year-to-date benefit was calculated using the year-to-date loss, considering non-taxable and non-deductible items expected to be incurred for the full year multiplied by the statutory rate. This methodology is required by ASC 740, Income Taxes, as the use of an estimated annual effective rate would not be reliable.

On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company continues to examine the impact of the CARES Act to our business and the extent to which we will benefit from the tax provisions in the CARES Act. The CARES Act also contains modifications on the limitation of business interest expense for tax years beginning in 2019 and 2020. The change in the interest expense limitation pursuant to the CARES Act will not have an impact to the third quarter of 2020, other than an increase in the net operating loss deferred tax assets in the U.S. on which a full valuation allowance has been established.

        The U.S. Internal Revenue Service has proposed disallowances of a portion of fiscal years 2012 and 2013 U.S. R&D credits claimed. We have reached agreement with the U.S. Internal Revenue Service and are close to a settlement of the litigation for 2012 and 2013. The U.S. Internal Revenue Service has also been auditing fiscal years 2014 and 2015 and has proposed disallowances of the U.S. R&D credits claimed on 2014 and 2015 federal income tax returns. We have reached an agreement on the audited R&D credits and are bringing the audits to a close. The Company considers these positions to be effectively settled and does not expect the settlement of litigation and audits to materially impact our results of operations, financial position or cash flows. For remaining open tax years through fiscal year 2020, the total amounts related to the unreserved portion of the tax contingency, inclusive of any related interest, amounts to approximately $7,000, of which the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. We routinely assess tax matters as to the probability of incurring a loss and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 17—Earnings Per Share
        Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In addition, the shares of Common Stock issuable pursuant to restricted stock awards, restricted stock units and stock options outstanding under the 2019 Plan are included in the diluted earnings per share calculation to the extent they are dilutive. For the nine months ended July 31, 2020 and 2019, 46 and 141 stock awards, respectively, were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for net loss per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net loss available to common stockholders	$(137,134)	$(2,709)	$(199,522)	$(6,295)
Basic weighted average shares	23,824	23,557	23,754	23,486
Effect of dilutive securities:
Restricted stock, units and stock options (1)	—	—	—	—
Diluted weighted average shares	23,824	23,557	23,754	23,486
Basic loss per share	$(5.76)	$(0.11)	$(8.40)	$(0.27)
Diluted loss per share	$(5.76)	$(0.11)	$(8.40)	$(0.27)
(1) Due to a loss for the three and nine months ended July 31, 2020 and three and nine months ended July 31, 2019 no restricted stock, restricted stock units or stock options are included because the effect would be anti-dilutive.

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
        Foreign net revenues were $50,722 or 32.6% and $175,924 or 31.6% of net revenues for the three and nine months ended July 31, 2020, respectively, and $78,588 or 29.8% and $233,929 or 29.4% of net revenues for the three and nine months ended July 31, 2019, respectively. Foreign net revenues, and geographic regions quantified in the table below, are based upon the location of the entity recording the sale.

	Net Revenues		Net Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
Geographic Region:	2020	2019	2020	2019
North America	$112,141	$198,409	$404,498	$590,577
Europe	34,176	61,507	131,113	194,294
Asia	9,050	3,529	21,170	10,877
Total Company	$155,367	$263,445	556,781	$795,748

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
        The foreign currency gain (loss) is included as a component of other expense, net in the condensed consolidated statements of operations.

	Foreign Currency Gain (Loss)		Foreign Currency Gain (Loss)
	Three Months Ended July 31,		Nine Months Ended July 31,
Geographic Region:	2020	2019	2020	2019
North America	$234	$(221)	$(286)	$(10)
Europe	(2,308)	679	$(1,684)	$476
Asia	8	(195)	$(15)	$2
        Long-lived assets consist primarily of net property, plant and equipment, goodwill and intangibles. Due to the continued decline of our business, we concluded an interim test of long-lived assets was required. During the nine months ended July 31, 2020, we recorded an asset impairment charge on fixed assets and intangible assets of $109,633 related to a decline in fair value and $2,500 related to equipment not placed in service.

	Long-Lived Assets
Geographic Region:	July 31, 2020	October 31, 2019
North America	$139,777	$268,913
Europe	57,029	81,532
Asia	13,117	13,001
Total Company	$209,923	$363,446

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

SHILOH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 20—Other Matters

The Company acquired a small facility in Italy in 2018 in connection with the acquisition of a larger plant in the Netherlands. Since the acquisition, the small facility has lost approximately half of its sales volume and has generated significant losses relative to the size of the facility. The Italy facility had $26.5 million in sales and a net loss of $4.5 million in fiscal 2019. COVID-19 further negatively impacted the financial results of the facility in the second quarter of 2020. An investment is required to start-up the small facility in Italy and even further investment to create a sustainable business. On June 1, 2020, the subsidiary filed with the competent Italian Court a “pre-concordato” petition to seek protection for past accrued liabilities as we engage with customers to renegotiate contracts to ensure the Italy facility is a viable business going forward. The Court granted the Italian subsidiary with a term until October 30, 2020, which may be potentially extended for up to an additional 60 days, to file a reorganization and debt restructuring plan to be approved by the Court and the concerned creditors. If the negotiations are not successful, we may have to discontinue the Italian facility operations and enter a bankruptcy liquidation process in Italy. Refer to Note 7, "Goodwill and Intangible Assets," for further information on the impairment testing of long-lived assets.

Note 21—Subsequent Events

Chapter 11 Filing

On August 30, 2020, Shiloh Industries, Inc., a Delaware corporation, and its U.S. subsidiaries (together with Shiloh Industries, Inc., the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption “In re Shiloh Industries, Inc.”

No trustee has been appointed and the Company will continue to manage itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In connection with the Chapter 11 Cases, the Debtors are seeking authority to sell substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.

On September 1 and 2, 2020, the Bankruptcy Court issued orders approving the “first day” relief motions on an interim basis (the “Interim DIP Order”), authorizing the Company to, among other things, enter into the DIP Credit Agreement (as defined below) and initially borrow an approved amount, maintain existing cash management system and pay employee wages and benefits.

On September 1, 2020, we received notice from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) that it had determined to commence proceedings to delist our common stock at the opening of business on September 10, 2020 as a result of the Chapter 11 Cases. The Company does not intend to take any further action to appeal Nasdaq’s decision. Therefore, it is expected that the Company’s common stock will be delisted after the completion of Nasdaq’s application to the SEC to delist the Company’s common stock.

Stock and Asset Purchase Agreement

In connection with the Chapter 11 Cases, on August 30, 2020, the Debtors entered into a Stock and Asset Purchase Agreement (the “Stock and Asset Purchase Agreement”) with Grouper Holdings, LLC, a Delaware limited liability company (the “Purchaser”) and subsidiary of MiddleGround Capital LLC. Pursuant to the Stock and Asset Purchase Agreement, the Purchaser will acquire substantially all of the Debtors’ assets, including the equity interests of certain of the Debtors’ direct subsidiaries. The aggregate consideration for the purchased assets and equity interests will be $218 million in cash, subject to working capital and net debt adjustments, and assumption of certain liabilities of the Debtors.

The consummation of the transactions contemplated by the Stock and Asset Purchase Agreement is subject to customary closing conditions, including, among others, (i) entry of an order approving the Stock and Asset Purchase Agreement by the Bankruptcy Court; (ii) the accuracy of representations and warranties of the parties; and (iii) material compliance with the obligations set forth in the Stock and Asset Purchase Agreement.

The asset and equity purchase pursuant to the Stock and Asset Purchase Agreement is expected to be conducted under the provisions of Section 363 of the Bankruptcy Code and will be subject to proposed bidding procedures and receipt of higher or otherwise better competing bids. Upon entry by the Bankruptcy Court, the bidding procedures order will provide that Purchaser is the “stalking horse” bidder for the assets and equity identified in the Stock and Asset Purchase Agreement. The Stock and Asset Purchase Agreement calls for the Company to pay a break-up fee to Purchaser equal to $7.1 million upon the consummation of an alternate transaction involving the sale of a material portion of the Debtors’ assets to any person or entity other than the Purchaser (an “Alternative Transaction”). The Stock and Asset Purchase Agreement also provides for reimbursement of an amount not to exceed $1.5 million for expenses incurred by the Purchaser in connection with the Stock and Asset Purchase Agreement in the event the Stock and Asset Purchase Agreement is terminated in certain circumstances, including, among others, upon the entry into an Alternative Transaction.

DIP Financing

Filing of the Bankruptcy Petitions resulted in a default on the Credit Agreement. In connection with the Chapter 11 Cases, on August 30, 2020, the Debtors filed a motion (the "DIP Motion") seeking Bankruptcy Court approval of, among other things, interim and final approval of postpetition, debtor-in-possession financing on the terms set forth in that certain proposed Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, as borrower, the other Debtors as guarantors thereto, the various lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “DIP Agent”).

On September 2, 2020, the Company entered into the DIP Credit Agreement with the Lenders, as well as the related postpetition security and pledge agreements with the DIP Agent. The DIP Credit Agreement is subject to approval by the Bankruptcy Court, which has only been granted on an interim basis. The Debtors will seek final approval of the DIP Credit Agreement at a hearing before the Bankruptcy Court on or about September 25, 2020.

The DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession financing in an aggregate principal amount not to exceed $123.5 million (the “DIP Facility”) consisting of (i) an approximately $23.5 million new money subfacility comprised of revolving loans and (ii) a roll-up of approximately $100 million of commitments under the Company’s existing revolving credit facility, which will be deemed loans under the DIP Facility. $18.1 million of the DIP Facility is available following entry of the Interim DIP Order and until the entry of the final order approving the DIP Credit Agreement (the “Final DIP Order”), secured by, among other things, (a) a first priority lien on all unencumbered tangible and intangible property and assets of the Loan Parties, (b) a first priority, senior priming lien on all prepetition collateral, and (c) all real property owned or leased by the Company or the Guarantors, subject to certain carve outs.

The proceeds from the DIP Financing will be used, subject to the Interim DIP Order and the Final DIP Order, for working capital, administrative costs, and premiums and fees associated with the Chapter 11 Cases, payment of court-approved prepetition obligations and other purposes such as are consistent with the DIP Credit Agreement or as otherwise approved by the agent and lenders.

Retention Bonus Plan

On August 25, 2020, the compensation committee of the board of directors (the “Board”) of the Company approved a Key Employee Retention Program, pursuant to which certain executive officers and key employees of the Company received one-time cash retention incentive awards (the “Retention Incentives”).

The Retention Incentives were paid on August 28, 2020 and are subject to the terms of the corresponding Retention Incentive Letter Agreements (the “Retention Letter Agreement”). Pursuant to the Retention Letter Agreement, if the employee terminates his or her employment for any reason or the employee’s employment is terminated by the Company for cause prior to the earlier of (i) the Closing Date (as such term is defined in the Retention Letter Agreement) or (ii) December 31, 2020, the employee will forfeit his or her entitlement to the Retention Incentive and must repay to the Company the full, aggregate amount of the Retention Incentive before the date on which the Company pays the employee his or her final wages.

Reorganization accounting

Effective August 31, 2020, we will apply ASC, No. 852, “Reorganizations” (“ASC 852”), which is applicable to companies under Chapter 11 bankruptcy protection. ASC 852 requires the financial statements for periods subsequent to the

Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as “Reorganization items, net” in the condensed consolidated statements of operations. In addition, the balance sheet must distinguish between debtor pre-petition liabilities subject to compromise from pre-petition or post-petition liabilities that are not subject to compromise. Liabilities subject to compromise are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount.

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
•our ability to accomplish our strategic objectives;
•our ability to derive a substantial portion of our sales from large customers;
•our ability to obtain future sales;
•changes in worldwide economic, social and political conditions, including adverse effects from war, natural disasters, terrorism or related hostilities;
•the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, and the effectiveness of actions taken globally to contain or mitigate its effects;
•unfavorable effects of the COVID-19 pandemic on either our manufacturing operations, or those of our customers or suppliers;
•reduction in demand for our solutions, including any reduction in demand as a result of a COVID-19 triggered economic recession, including any determination that the value of our assets is impaired or that we do not have the ability to continue as a going concern;
•our ability to take advantage of programs and policies implemented in response to COVID-19;
•our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases;
•the effects of the Chapter 11 cases on us and the interest of various constituents;
•potential delays in the Chapter 11 process due to the effects of the COVID-19 pandemic;
•objections to the Stock and Asset Purchase Agreement, DIP Credit Agreement or other pleadings filed that could protract the Chapter 11 Cases;
•the Bankruptcy Court’s rulings in the Chapter 11 Cases, including the approvals of the terms and conditions of, and the transactions contemplated by, the Stock and Asset Purchase Agreement and the DIP Credit Agreement;
•the outcome of the Chapter 11 Cases in general;
•the length of time the Company will operate under the Chapter 11 Cases;
•risks associated with third-party motions in the Chapter 11 Cases;
•the potential adverse effects of the Chapter 11 Cases on our liquidity or results of operations and increased legal and other professional costs related to the Chapter 11 Cases;
•our ability to meet the closing conditions and successfully consummate the Stock and Asset Purchase Agreement;
•the Chapter 11 Case has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition;
•we may be subject to claims that will not be discharged in the Chapter 11 cases, which could have a material adverse effect on our financial condition and results of operations;
•if we are unable to consummate a sale of substantially all assets pursuant to Section 363, we could be required to liquidate under Chapter 7 of the Bankruptcy Code in which case our common stock would likely be worthless;
•the Chapter 11 Cases and our financial condition may adversely impact our non-U.S. businesses and affiliates, which may themselves become subject to insolvency proceedings;

•our ability to retain executive officers or key employees to manage the day-to-day aspects of our business and maintain our relationships with our customers and suppliers;
•our ability to obtain new financing with new covenants that we are able to achieve in the future, which could limit our access to current and future financing sources;
•our ability to access capital on favorable terms or at all, including through our current financing arrangements;
•costs related to legal and administrative matters;
•our ability to realize cost savings expected to offset price concessions;
•our ability to successfully integrate acquired businesses, including businesses located outside of the United States;
•risks associated with doing business internationally, including economic, political and social instability, foreign currency exposure and the lack of acceptance of our products;
•operational systems and security systems could be affected by cyber incidents;
•inefficiencies related to production and product launches that are greater than anticipated;
•changes in technology and technological risks;
•work stoppages and strikes at our facilities and that of our customers or suppliers;
•our dependence on the automotive and commercial vehicle industries, which are highly cyclical;
•the dependence of the automotive industry on consumer spending, which is subject to the impact of domestic and international economic conditions affecting car and light truck production;
•regulations and policies regarding international trade;
•financial and business downturns of our customers or vendors, including any production cutbacks or bankruptcies;
•increases in the price of, or limitations on the availability of aluminum, magnesium or steel, our primary raw materials, or decreases in the price of scrap steel;
•the successful launch and consumer acceptance of new vehicles for which we supply parts;
•the impact on financial statements of any known or unknown accounting errors or irregularities, and the magnitude of any adjustments in restated financial statements of our operating results;
•the occurrence of any event or condition that may be deemed a material adverse effect under our outstanding indebtedness or a decrease in customer demand which could cause a covenant default under our outstanding indebtedness;
•a successful transition of the CEO position and our ability to successfully identify a qualified and effective full-time CEO;
•increases in pension plan funding requirements; and
•other factors besides those listed here could also materially affect our business.

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

General

        Shiloh Industries is a global innovative solutions provider to the automotive and commercial vehicle market with a strategic focus on designing, engineering and manufacturing lightweight technologies that improve performance and benefit the environment. We offer a broad portfolio of lightweighting solutions in the industry through our BlankLight®, CastLight® and StampLight® brands and are uniquely qualified to supply product solutions utilizing multiple lightweighting solutions. This includes combining castings and stampings or innovative, multi-material products in aluminum, magnesium, steel and steel alloys. We design and manufacture components in body, chassis, interior structures and powertrain systems with expertise in precision blanks, ShilohCore® acoustic laminates, aluminum and steel laser welded blanks, complex stampings, modular assemblies, aluminum and magnesium die casting, as well as precision machined components. We have approximately 3,150 dedicated employees with operations, sales and technical centers throughout Asia, Europe and North America.

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

        Many of our customers suspended manufacturing operations, particularly in North America, Europe and Asia, on a temporary basis due to market conditions and matters associated with COVID-19. In response to these COVID-19 related conditions and to protect the health and safety of our employees globally, we began closing production at our Asian facilities in February 2020 and our European and North American facilities in March 2020. Our facilities in Asia reopened in March 2020 while production remained suspended at the majority of our European and North American global facilities for all of April 2020 and most of May 2020. As of the beginning of June all of our facilities in Europe and North America reopened. Due to these significant disruptions, our profitability has been significantly impacted during the second and third quarters of 2020.
In response to the COVID-19 pandemic, we took several proactive steps to preserve cash, maximize our financial flexibility and protect our employees in order to efficiently manage through the COVID-19 pandemic:
•We maximized our liquidity position by borrowing on our Revolving Credit Facility;
•We aggressively reduced operating costs, capital expenditures and working capital, including eliminating discretionary spending and adjusting production activity;
•We temporarily reduced salaried employee costs 20% to 25% throughout the organization via salary reductions;
•We pursued any opportunities or relief offered under government incentive programs in the countries we are located;
•We temporarily reduced the compensation of the Board of Directors by 50%;
•We reduced hourly factory worker costs via furloughs during part of March and all of April;
•We delayed planned pension funding and deferred other retirement plan contributions;
•We instituted mandatory vacations during March or April; and
•We developed safety protocols that were implemented at all global facilities to promote safe reopening of our manufacturing facilities.

Recent Developments

Bankruptcy Proceedings and Going Concern

On August 30, 2020, the Company and its U.S. subsidiaries (collectively with the Company, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under the caption In re Shiloh Industries, Inc. et al. The Company's foreign subsidiaries were not included in the Chapter 11 Cases and continue to operate their businesses without supervision from the Bankruptcy Court, and are not subject to the requirements of the Bankruptcy Code.

As a result of the commencement of the Chapter 11 Cases on August 30, 2020, the Debtors are operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors also filed with the Bankruptcy Court a variety of “first day” relief motions, including authority to pay employee wages and benefits and certain vendors and suppliers in the ordinary course of business, which motions were granted by the Bankruptcy Court. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation then pending against these entities, have been subject to an automatic stay during the pendency of the Chapter 11 Cases.

As of July 31, 2020, the Company has significant indebtedness due within the next twelve months and cash flow from operations has not been sufficient to meet the Company’s liquidity demands. Our outstanding indebtedness coupled with the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern.

Stock and Asset Purchase Agreement

In connection with the Chapter 11 Cases, on August 30, 2020 the Debtors entered into the Stock and Asset Purchase Agreement (the “Stock and Asset Purchase Agreement”) with Grouper Holdings, LLC, a Delaware limited liability company (the “Purchaser”) and subsidiary of MiddleGround Capital LLC. Pursuant to the Stock and Asset Purchase Agreement, the Purchaser will acquire substantially all of the Debtors’ assets, including the equity interests of certain of the Debtors’ direct subsidiaries. The consummation of the transactions contemplated by the Stock and Asset Purchase Agreement is subject to customary closing conditions, including, among others, entry of an order approving the Stock and Asset Purchase Agreement by the Bankruptcy Court. The asset and equity purchase pursuant to the Stock and Asset Purchase Agreement is expected to be conducted under the provisions of Section 363 of the Bankruptcy Code and will be subject to proposed bidding procedures and receipt of higher or otherwise better competing bids. Upon entry by the Bankruptcy Court, the bidding procedures order will provide that the Purchaser is the “stalking horse” bidder for the assets and equity identified in the Stock and Asset Purchase Agreement.

DIP Financing

In connection with the Chapter 11 Cases, on September 2, 2020, the Company, as borrower, and certain of its wholly-owned direct and indirect subsidiaries, as guarantors, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with the various lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “DIP Agent”).

To ensure sufficient liquidity throughout the Chapter 11 Cases, the DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession financing in an aggregate principal amount not to exceed $123.5 million (the “DIP Facility”) consisting of (i) an approximately $23.5 million new money subfacility comprised of revolving loans and (ii) a roll-up of approximately $100 million of commitments under the Company’s existing revolving credit facility, which are deemed term loans under the DIP Facility.

Refer to “Liquidity and Capital Resources” for a description of the DIP Credit Agreement.

Retention Bonus Plan

On August 25, 2020, the compensation committee of the board of directors (the “Board”) of the Company approved a Key Employee Retention Program, pursuant to which certain executive officers of the Company received one-time cash retention incentive awards (the “Retention Incentives”). The Retention Incentives were paid on August 28, 2020 and are subject to the terms of the corresponding Retention Incentive Letter Agreements.

Refer to Note 21, “Subsequent Events,” to the condensed consolidated financial statements for details of the Key Employee Retention Program.

Economic Conditions Affecting the Automotive Industry

Current industry volumes and demand in the Asian, European and North American automotive industries have decreased due to COVID-19 but have recovered somewhat since the onset of the pandemic. Global economies are facing record-high unemployment levels, collapsing business and consumer confidence, and historic recession levels driven by quarantines and lockdowns instituted throughout the world. The United States has entered into a recession as a result of COVID-19, with consumer spending expected to remain low as social distancing and high unemployment continue. China's outlook continues to recover from the economic uncertainties of the COVID-19 pandemic. Europe and Mexico's economies have also declined as COVID-19 has negatively hit their tourist sectors, as well as severely impacted supply chains and reduced both domestic and external demand. Management has observed improvements during the third quarter but expects lower demand through the fourth quarter of 2020.

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

        Our products are included in many models of vehicles manufactured by nearly all OEMs that produce vehicles in Asia, Europe and North America. Our revenues are dependent upon the production of automobiles, light trucks and commercial vehicles in these markets. According to industry statistics, Asia, Europe and North America production volumes for the three months and nine months ended July 31, 2020 and 2019 were as follows:

Automotive Production Volumes	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(Number of Vehicles in Thousands)		(Number of Vehicles in Thousands)
Asia	5,840	5,442	16,168	18,273
Europe	3,453	5,587	11,502	16,452
North America	2,533	4,132	8,768	12,313
Total	11,826	15,161	36,438	47,038

Asia
Increase (decrease) from prior year	398		(2,105)
% Increase (decrease) from prior year	7.3%		(11.5)%
Europe
Decrease from prior year	(2,134)		(4,950)
% Decrease from prior year	(38.2)%		(30.1)%
North America
Decrease from prior year	(1,599)		(3,545)
% Decrease from prior year	(38.7)%		(28.8)%
Total
Decrease from prior year	(3,335)		(10,600)
% Decrease from prior year	(22.0)%		(22.5)%

Asia Market:

        The Asia Pacific automotive market production volumes increased during the third quarter of 2020. The decline in production volumes for the first nine months was due mainly to the lingering effects of the COVID-19 outbreak. Automotive production in most of China was stopped during the month of February and returned to partial capacity starting in March and returned to more normal levels in the month of April. During the third quarter the volumes recovered from the pandemic disruptions and increased over last year by 7.3%.

Europe Market:

        The significant decline in Europe production volumes was mainly due to the COVID-19 outbreak. With the disruptions and stoppages of manufacturing through a significant portion of the quarter, the volumes were down 38.2%. The lingering effects of COVID-19 and other uncertainties such as the lack of a trade deal between the United Kingdom and the European Union may negatively impact the anticipated volumes in Europe for the remainder of fiscal 2020 and beyond.

North America Market:

        The significant decline in North America production volumes was mainly due to the COVID-19 outbreak. Automotive production was for the most part shut-down during the last half of March and all of April and May. With the disruptions and stoppages of manufacturing through a significant portion of the quarter the volumes were down 38.7%. The lingering impact of COVID-19 may continue to negatively impact North America revenue volumes anticipated in the remainder of fiscal 2020 and beyond. High levels of consumer debt, recessionary pressures, and uncertainty due to COVID-19 could constrict future demand for new vehicles.

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

        Intangible Assets. Intangible assets with finite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets with finite lives on a straight-line basis over periods ranging from three months to 15 years. Refer to Note 7, "Goodwill and Intangible Assets," to the condensed consolidated financial statements for a description of the current intangible assets and their estimated amortization expense.

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

Results of Operations
Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

REVENUES. Revenues for the third quarter of fiscal 2020 were $155,367 compared to revenues of $263,445 in the third quarter of fiscal 2019, a decrease of $108,078, or 41.0%. The decrease in third quarter sales was driven by unprecedented industry disruptions related to the COVID-19 pandemic. Our plants in Europe and North America were for the most part closed for the month of May. In the month of June and July we slowly began shipping to our customers in Europe and North America at rates lower than prior to the COVID-19 disruption. Our Asia operation continued to recover from the pandemic disruptions and sales were higher than the prior year third quarter.
GROSS PROFIT. Gross profit for the third quarter of fiscal 2020 was $7,032 compared to gross profit of $23,588 in the third quarter of fiscal 2019, a decrease of $16,556. Gross profit as a percentage of sales was 4.5% for the third quarter of 2020 and 9.0% for the third quarter of 2019. With most of our plants being closed for the first month of the quarter, we took proactive mitigating actions, including temporary reduction of salaries in the month of May, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs. These actions reduced our variable and fixed costs significantly but not enough to completely mitigate the significant decline in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $25,165 and $18,105 in the third quarter of fiscal 2020 and 2019, respectively. As a percentage of sales, these expenses were 16.2% of sales for the third quarter of fiscal 2020 and 6.9% of sales for the third quarter of fiscal 2019. Selling, general and administrative expenses increased significantly during the third quarter of 2020 due to approximately $8 million in professional fees related to the Tenth Amendment to the Revolving Credit Facility (the "Tenth Amendment"), due diligence, contingency planning, cash management, and consulting for strategic activities. Additionally, we had higher bad debt expense during the quarter of $1,993 due to the current liquidity constraints and challenges of some of our customers. Partially offsetting the professional fees were reductions of employee salaries for the month of May, temporary reduction in board fees, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $514 for the third quarter of fiscal 2020 and $518 for the third quarter of fiscal 2019.

ASSET IMPAIRMENT. In the third quarter of fiscal 2020, the negative effects of COVID-19 continued to adversely impact the Company. In the third quarter of fiscal 2020, the business continued to decline and we concluded an interim test of long-lived assets was required, which resulted in impairing fixed assets and intangible assets by $109,633. There were no asset impairments recorded in the third quarter of fiscal 2019.

        RESTRUCTURING. Restructuring charges of $2,196 were recorded in the third quarter of fiscal 2020 compared to $3,905 in the third quarter of fiscal 2019. Our restructuring costs decreased during the quarter as we focused on preserving cash, refinancing and other strategic alternatives. Our restructuring charges relate to our global strategic plan to become a more efficient and focused footprint allowing us to operate with lower fixed costs and capitalize on growth opportunities. These costs primarily included employee, professional, legal and other costs.

        INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2020 was $5,379 compared to interest expense of $4,633 in the third quarter of fiscal 2019. The interest expense increased because the Company drew down on the revolving credit facility, which resulted in higher average borrowings during the third quarter of 2020 related to managing operations during COVID-19.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $1,875 expense and $113 expense for the third quarter of fiscal 2020 and 2019, respectively. Other (income) expense, net primarily reflects foreign currency transaction gains and losses and periodic pension gains and losses.

        INCOME TAX PROVISION (BENEFIT). The income tax provision in the third quarter of fiscal 2020 was a benefit of $591 on a loss before income taxes of $137,725 for a negative effective tax rate of 0.4%. The income taxes in the third quarter of fiscal 2019 was a benefit of $973 on a loss before income taxes of $3,682 for a negative effective tax rate of 26.4%. The effective tax rate for the three months ended July 31, 2020 and 2019 varied due to several jurisdictions, including the United States, being subject to a full valuation allowance, such that no benefits were realized on the losses.

        NET LOSS. Net loss for the third quarter of fiscal 2020 was $(137,134) or $(5.76) per share diluted decreased compared to a net loss for the third quarter of fiscal 2019 of $(2,709), or $(0.11) per share, diluted for the reasons discussed above.

Nine Months Ended July 31, 2020 Compared to Nine Months Ended July 31, 2019

        REVENUES. Revenues for the first nine months of fiscal 2020 were $556,781 compared to revenues of $795,748 in the first nine months of fiscal 2019, a decrease of $238,967, or 30.0%. Unprecedented industry disruptions related to the COVID-19 pandemic during the second and third quarter of 2020 impacted our customer orders and operations in every region of the world. We closed certain of our operating facilities during part of the second and third quarter in response to our customers closing their facilities and ceasing orders. We began closing production at our Asian facilities in February 2020 and our European and North American facilities in March 2020. Our facilities in Asia reopened in March 2020 while production remained suspended at the majority of our European and North American global facilities for all of April and May 2020. As of the beginning of June all of our facilities in Europe and North America reopened.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2020 was $25,795 compared to gross profit of $65,958 in the first nine months of fiscal 2019, a decrease of $40,163. Gross profit as a percentage of sales was 4.6% for the first nine months of 2020 and 8.3% for the first nine months of 2019. With most of our plants being closed for approximately two and a half months, we took proactive mitigating actions, including temporary salary reductions for employees, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs. These actions reduced our variable and fixed costs significantly but not enough to completely mitigate the significant decline in sales. The prolonged shut-downs resulted in some start-up inefficiencies and premium freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $58,059 and $51,069 in the first nine months of fiscal 2020 and 2019, respectively. As a percentage of sales, these expenses were 10.4% of sales for the first nine months of fiscal 2020 and 6.4% of sales for the first nine months of fiscal 2019. Selling, general and administrative expenses increased significantly during the first nine months of fiscal 2020 due to approximately $8 million in professional fees and higher bad debt expense due to the current liquidity constraints and challenges of some of our customers. The professional fees related to the Tenth Amendment, due diligence, contingency planning, cash management, and consulting for strategic activities. Offsetting the increases were temporary salary reductions for employees, temporary reduction in board fees, reduction of discretionary spending, mandatory vacations, headcount reduction and furloughs.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense was $1,538 for the first nine months of fiscal 2020 and $1,558 for the first nine months of fiscal 2019.

        ASSET IMPAIRMENT. In response to the COVID-19 pandemic, our customers temporarily closed nearly all their production facilities in North America, Europe and Asia (our primary markets) during the quarter ended April 30, 2020 and during a portion of the quarter ended July 31, 2020. As a result, we concluded that an interim test of our goodwill and long-lived assets was required. Due to the decline in carrying value, we impaired all the $21,971 of goodwill in the second quarter of fiscal 2020 and $2,500 related to an idle fixed asset. In the third quarter of fiscal 2020, the business continued to decline and we concluded an interim test of long-lived assets was required, which resulted in impairing fixed assets and intangible assets by $109,633. There were no asset impairments recorded in the first nine months of fiscal 2019.

        RESTRUCTURING. Restructuring charges of $13,397 were recorded in the first nine months of fiscal 2020 compared to $11,371 in the first nine months of fiscal 2019. Our restructuring charges relate to our global strategic plan to become a more efficient and focused footprint allowing us to operate with lower fixed costs and capitalize on growth opportunities. These costs primarily included employee, professional, legal and other costs. The costs increased in the first nine months of fiscal 2020 as we terminated the relationship with our principal restructuring advisor due to the uncertainty of COVID-19, which resulted in recording the remaining contract costs in the period.
        INTEREST EXPENSE. Interest expense for the first nine months of fiscal 2020 was $14,362, compared to interest expense of $11,836 in the first nine months of fiscal 2019. The interest expense increased because the Company drew down on the revolving credit facility, which resulted in higher average borrowings during the first nine months of 2020 related to managing operations during COVID-19.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net was $2,221 expense and $959 income for the first nine months of fiscal 2020 and 2019, respectively. Other (income) expense, net primarily reflects foreign currency transaction gains and losses and periodic pension gains and losses. Other (income) expense, net reflects the gain on sale of a building in the first nine months of fiscal 2019.

        INCOME TAX PROVISION (BENEFIT). The income tax provision in the first nine months of fiscal 2020 was $1,650 on a loss before taxes of $197,872 for an effective tax rate of 0.8%. The income tax benefit in the first nine months of fiscal 2019 was $2,612 on a loss before taxes of $8,907 for a negative effective tax rate of 29.3%. The effective tax rate for the nine months ended July 31, 2020 and 2019 varied due to several jurisdictions being subject to valuation allowances. During the first nine months of 2020 the Company established a valuation allowance against the net operating losses of its two Swedish affiliates.

NET LOSS. Net loss for the first nine months of fiscal 2020 was $199,522, or $8.40 per share diluted compared to a net loss for the first nine months of fiscal 2019 of $6,295, or $0.27 per share, diluted for the reasons discussed above.

        For further information on the discussion of results of operations in prior quarterly financial statements refer to the "Results of Operations" section in our prior filings.

Liquidity and Capital Resources

General:

        The Company’s cash balance was $30,262 as of July 31, 2020 and $14,320 as of October 31, 2019. Subsequent to July 31, 2020, the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Company and, as a result, those debt obligations are due and payable. As a result of the commencement of the Chapter 11 Cases on August 30, 2020, the Debtors are operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors also filed with the Bankruptcy Court a variety of “first day” relief motions, including authority to pay employee wages and benefits and certain vendors and suppliers in the ordinary course of business, which motions were granted by the Bankruptcy Court. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation then pending against these entities, have been subject to an automatic stay during the pendency of the Chapter 11 Cases.

In connection with the Chapter 11 Cases, on September 2, 2020, the Company, as borrower, and certain of its wholly-owned direct and indirect subsidiaries, as guarantors, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with the various lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “DIP Agent”).

On September 2, 2020, the Company entered into the DIP Credit Agreement with the Lenders, as well as the related postpetition security and pledge agreements with the DIP Agent. The DIP Credit Agreement is subject to approval by the Bankruptcy Court, which has only been granted on an interim basis. The Debtors will seek final approval of the DIP Credit Agreement at a hearing before the Bankruptcy Court on or about September 25, 2020.

The DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession financing in an aggregate principal amount not to exceed $123.5 million (the “DIP Facility”) consisting of (i) an approximately $23.5 million new money subfacility comprised of revolving loans and (ii) a roll-up of approximately $100 million of commitments under the Company’s existing revolving credit facility, which will be deemed loans under the DIP Facility. $18.1 million of the DIP Facility is available following entry of the Interim DIP Order and until the entry of the final order approving the DIP Credit Agreement (the “Final DIP Order”), secured by, among other things, (a) a first priority lien on all unencumbered tangible and intangible property and assets of the Loan Parties, (b) a first priority, senior priming lien on all prepetition collateral, and (c) all real property owned or leased by the Company or the Guarantors, subject to certain carve outs.

The proceeds from the DIP Financing will be used, subject to the Interim DIP Order and the Final DIP Order, for working capital, administrative costs, and premiums and fees associated with the Chapter 11 Cases, payment of court-approved prepetition obligations and other purposes such as are consistent with the DIP Credit Agreement or as otherwise approved by the agent and lenders.

The maturity date of the DIP Financing will be the earliest to occur of (a) January 2, 2021, (b) the effective date of a sale of all or substantially all assets of the Debtors and (c) the date upon which any plan of reorganization or plan of liquidation becomes effective. In addition, the DIP Financing is subject to certain repayment events, including, without limitation, 30 days after entry of the Interim DIP Order if the Final DIP Order has not been entered as and when required under the DIP Credit Agreement.

Interest on the outstanding principal amount of the revolving loans under the DIP Credit Agreement will be payable monthly in arrears and on the maturity date at a per annum rate equal to the then applicable Eurocurrency Rate plus: (a) with respect to Eurocurrency Rate Loans, 10.00% and (b) with respect to Base Rate Loans, 9.00%. Upon the occurrence and during the continuance of an event of default, at the election of the agent with the written consent of the required lenders or at the written instruction of the required lenders, all obligations under the DIP Credit Agreement will bear interest at a rate equal to the then current rate plus an additional 2.0% per annum.

The DIP Financing will be subject to certain covenants, including, without limitation, related to the incurrence of additional debt, liens, the making of investments, the making of restricted payments, limits as set forth in the DIP Budget, and certain bankruptcy-related covenants, in each case as set forth in the DIP Credit Agreement, the Interim DIP Order and the Final DIP Order.

The DIP Credit Agreement requires delivery of, among other things, (a) a weekly financial statement including the balance of cash and cash equivalents of the Loan Parties, (b) a weekly “Budget Reconciliation Report,” and (c) an updated budget of projected receipts and expenditures of the Loan Parties for the thirteen-week period following such delivery.

The DIP Credit Agreement provides for customary events of default, including defaults resulting from non-payment of principal, interest or other amounts when due, failure to perform or observe covenants, and the occurrence of certain matters related to the Chapter 11 Cases. Pursuant to the DIP Credit Agreement, the Loan Parties will act in good faith and use commercially reasonable efforts to comply with the sale milestones as described below.

In addition, pursuant to the Interim DIP Order, the Company is subject to the following sale milestones relating to the Chapter 11 Cases:
•within three business days following the Petition Date, the Debtors must file a motion with the Bankruptcy Court seeking to establish bidding procedures governing the sale of substantially all of the Debtors’ assets (the “Bidding Procedures Motion”);
•by September 28, 2020 (subject to the availability of the Bankruptcy Court), entry of an order by the Bankruptcy Court approving the Bidding Procedures Motion;
•by October 26, 2020, deadline for interested parties to submit bids for the purchase of the Debtors’ assets;
•by October 29, 2020, deadline to hold an auction;
•by November 10, 2020 (subject to the availability of the Bankruptcy Court), deadline for a Bankruptcy Court hearing to approve the sale(s) of substantially all of the Debtors’ assets (the “Sale Hearing”); and
•by December 15, 2020, deadline to consummate the sale(s) of substantially all of the Debtors’ assets.

Cash Flows and Working Capital:

        At July 31, 2020, total debt was $324,779 and total deficit was $(21,880), resulting in a capitalization rate of 107.2% debt. Current assets were $258,279 and current liabilities were $159,756, excluding long-term debt, resulting in positive working capital of $98,523. Including long-term debt in current liabilities results in negative working capital of $224,377.

        The following table summarizes the Company's cash flows from operating, investing and financing activities:

	Nine Months Ended July 31,		2020 vs. 2019
	2020	2019	change
Net cash (used in) provided by operating activities	$(40,217)	$24,354	$(64,571)
Net cash used in investing activities	$(20,227)	$(30,435)	$10,208
Net cash provided by financing activities	$74,006	$957	$73,049

Net Cash (Used In) Provided By Operating Activities:

	Nine Months Ended July 31,
	2020	2019
Operational cash flow before changes in operating assets and liabilities	$(22,631)	$29,633

Changes in operating assets and liabilities:
Accounts receivable, net	31,054	30,213
Inventories, net	9,488	3,900
Prepaids and other assets	(1,695)	(1,564)
Payables and other liabilities	(55,496)	(30,965)
Accrued income taxes	(937)	(6,863)
Total change in operating assets and liabilities	$(17,586)	$(5,279)

Net cash (used in) provided by operating activities	$(40,217)	$24,354

Cash inflows and outflows from changes in operating assets and liabilities:
•Cash inflows from changes in accounts receivable for the nine months ended July 31, 2020 and 2019, were $31,054 and $30,213, respectively. The cash inflows increased slightly due to the timing of collection of the accounts receivable balances in relation to the shutdowns and reopening of our plants during the first nine months of 2020. The cash inflows in the nine months ended July 31, 2019 were due mainly to continuing efforts to collect receivables and sales volume changes.
•Cash inflows from changes in inventory for the nine months ended July 31, 2020 were $9,488, and cash inflows from changes in inventory were $3,900 for the nine months ended July 31, 2019. While our customers’ plants were shut-down during part of March and April due to COVID-19, we only built a minimal amount of finished goods for some key products to ensure we could meet orders when our customers reopened their plants in June and July. The cash inflows in the nine months ended July 31, 2019 was primarily driven by operational performance, as well as a change in customer mix and delivery.
•Cash outflows from changes in prepaids and other assets for the nine months ended July 31, 2020 were $1,695, and cash outflows from changes in prepaids and other assets for the nine months ended July 31, 2019 were $1,564. The difference was primarily driven by the timing of invoicing customer-funded tooling in both periods.
•Cash outflows from changes in payables and other liabilities for the nine months ended July 31, 2020 were $55,496, and cash outflows from changes in payables and other liabilities for the nine months ended July 31, 2019 were $30,965. While our plants were shut-down during part of March through mid-June 2020 due to COVID-19, the amount of expenditures decreased significantly, and as a result, our accounts payable declined considerably. The difference was also partially driven by the timing of payments. The cash outflows in the nine months ended July 31, 2019 was primarily driven by payment terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling.
•Cash outflows from changes in accrued income taxes for the nine months ended July 31, 2020 were $937, and cash outflows from changes in accrued income taxes for the nine months ended July 31, 2019 were $6,863. The changes were primarily driven by the timing of payments of income taxes in foreign jurisdictions.

Net Cash Used In Investing Activities:

        Net cash used in investing activities for the nine months ended July 31, 2020 and 2019 were $20,227 and $30,435, respectively. Capital expenditures were $23,501 and $48,643 for the nine months ended July 31, 2020 and 2019, respectively. Due to the negative impact of COVID-19, we cut capital expenditures in the first nine months of 2020. Additionally, for the nine months ended July 31, 2019, proceeds from the sale of assets generated $12,339, primarily from the sale of the Pendergrass building and other equipment, as well as cash inflows from derivative settlements of $5,855.

Net Cash Provided By Financing Activities:

        Net cash provided by financing activities for the nine months ended July 31, 2020 was $74,006 due to draw downs on the revolving credit facility, and net cash provided by financing activities for the nine months ended July 31, 2019 was $957. During the nine months ended July 31, 2020, we borrowed more on our credit facility to manage operations during the COVID-19 pandemic. During the nine months ended July 31, 2019 we borrowed more on our credit facility as a result of changes in cash flows from operating activities and capital expenditures.

Long-term debt and short-term borrowings:

        Refer to "Item 1. – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 8 – Financing Arrangements and Note 21 – Subsequent Events of this Quarterly Report on Form 10-Q for more information.

Contractual Obligations

        Besides the additional borrowings on our credit facility, our contractual obligations have not changed materially as of July 31, 2020 from those disclosed in "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Other Debt" of our 2019 Form 10-K. Refer to the details of the DIP Credit Agreement in Liquidity and Capital Resources above for contractual obligations entered into after July 31, 2020.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
        We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO"), as appropriate to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the PEO, PFO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(b) or 15d-15(b), as amended as of July 31, 2020. Based on their evaluation, our PEO, PFO and PAO have determined that our disclosure controls and procedures were effective as of July 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2020.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 19, "Commitments and Contingencies" and Note 21, "Subsequent Events," in Part I of this report, which is incorporated by reference herein.

Item 1A. Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial position and operating results. The Risk Factors set forth below update the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The impact of COVID-19 may also exacerbate the risks discussed therein and herein, any of which could have a material effect on the Company.

We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common stock to decrease in value or may render our common stock worthless.

On August 30, 2020, the Company and certain of its U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and may decrease in value or become worthless. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. If a sale of the Company's assets is consummated in the Chapter 11 Cases, it is likely that our existing common stock will be extinguished, and existing equity holders will likely not receive consideration in respect of their existing equity interests. Further, on September 1, 2020, we received written notification from The NASDAQ Global Select Market (“Nasdaq”) that it had determined to commence proceedings to delist the common stock of the Company at the opening of business on September 10, 2020, and a Form 25-NSE will be filed with the Securities and Exchange Commission on such date, which will remove the Company’s securities from listing and registration on The NASDAQ Stock Market.

Further, delisting of our common stock may adversely impact our liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

As a result of the Chapter 11 Cases, we are subject to the risks and uncertainties associated with Chapter 11 Cases and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•our ability to comply with and operate under the requirements and constraints of the Bankruptcy Code and under any cash management, cash collateral, adequate protection, or other orders entered by the Bankruptcy Court from time to time;
•our ability to engage in intercompany transactions and to fund operations from cash on hand or from financings and, in the event of such financings, our ability to comply with the terms of such financings;
•our ability to meet the closing conditions and successfully consummate the Stock and Asset Purchase Agreement;
•our ability to develop, fund, and execute our business plan;
•our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•the high costs of bankruptcy proceedings and related fees;
•the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans; and
•our ability to maintain contracts that are critical to our operations.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers may determine not to do business with us due to the Chapter 11 Cases and we may not be successful in securing alternative sources. Also transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

If we are not able to consummate the Stock and Asset Purchase Agreement under Section 363, we could be required to liquidate under Chapter 7 ("Chapter 7") of the Bankruptcy Code.

On August 30, 2020, the Debtors entered into a Stock and Asset Purchase Agreement with the Purchaser. Pursuant to the Stock and Asset Purchase Agreement, the Purchaser will acquire substantially all of the Debtors' assets, including the equity interests of certain of the Debtors' direct subsidiaries under Section 363 of the Bankruptcy Code. If we are unable to consummate a stock and asset purchase, the Bankruptcy Court could convert the Chapter 11 Cases to cases under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution to creditors in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 sale because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations in the Chapter 11 Cases under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as the Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management, other key personnel and employees necessary to the success of our business and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. In addition, the longer the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Should the Chapter 11 Cases be protracted, we may also need to seek new financing to fund operations. Although we believe that we will have sufficient liquidity to operate our business during the pendency of the Chapter 11 Cases, there can be no assurance that the cash made available to us under the DIP Credit Agreement and revenue generated by our business operations will be sufficient to fund our operations. In the event that revenue flows and other available cash are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If we are unable to obtain such financing on favorable terms or at all, the chances of continuing our operations may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

We may be unable to comply with restrictions or other covenants imposed by the agreements governing the DIP Credit Agreement.

The DIP Credit Agreement contains customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on (i) incurring further indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) sanctions and anti-corruption matters, (x) no restriction in agreements on dividends or certain loans, (xi) loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions. In addition, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant, may result in an event of default under the DIP Credit Agreement and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies allowable by the agreements governing the DIP Facility.

Our Chapter 11 Cases and financial condition may adversely impact our non-U.S. subsidiaries and affiliates, which may themselves become subject to insolvency proceedings.

We have significant businesses and affiliates that are located outside of the United States. The filing of the Chapter 11 Cases may result in negative consequences to our businesses outside of the United States and our non-U.S. subsidiaries and affiliates may become subject to insolvency proceedings.

The COVID-19 pandemic has disrupted, and will likely continue to disrupt, our business, which has adversely affected and will likely continue to adversely affect our results of operations, financial position, and cash flow from operations.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, which has since spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”.

Pandemics or disease outbreaks, such COVID-19, have disrupted, and may continue to disrupt, automotive industry customer sales and production volumes. Vehicle production, including by our customers, has decreased significantly as a result of the COVID-19 pandemic, and resulted in the shutdown of manufacturing operations. As a result, we have experienced, and will likely continue to experience, reductions in orders from our customers globally. This reduction in orders may be further exacerbated by a global economic downturn resulting from the pandemic which could decrease consumer demand for vehicles or result in the financial distress of one or more of our customers or suppliers. As a result, our future sales volumes and revenue remain highly uncertain.

The extent to which the COVID-19 pandemic adversely affects our financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future. Our cash flow from operations, liquidity and financial position could be adversely affected by COVID-19 depending upon the length and severity of the disruption and impact upon our customers, suppliers and our ability to effectively restart production.

Due to the adverse impact of COVID-19, interim tests of goodwill and long-lived assets could result in further impairment.

Due to the significant disruptions caused due to the impact of COVID-19, our profitability has been significantly impacted and the Company has written-down goodwill.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill and long-lived assets be periodically evaluated for impairment.  In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our long lived assets. Any charges relating to impairments of goodwill or long-lived assets may adversely affect our results of operations in the periods recognized.  Due to the adverse impact of COVID-19 on our profitability in the second and third quarters of fiscal 2020, the goodwill and long-lived assets were tested for impairment as of April 30, 2020 and July 31, 2020.  Based on the results, we recognized a non-cash goodwill impairment charge for the full remaining amount of the goodwill balance for the quarter ended April 30, 2020. We also recognized an impairment of $109,633 on long-lived assets for the quarter ended July 31, 2020. There can be no assurance that we will not recognize further asset impairments in the future.

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

Item 6.Exhibits

		Incorporated By Reference
Exhibit #	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock and Asset Purchase Agreement, dated as of August 30, 2020, by and among Grouper Holdings, LLC, Shiloh Industries, Inc., and each of Shiloh Industries, Inc.’s subsidiaries listed on the signature pages to the Stock and Asset Purchase Agreement.	8-K	000-21964	August 31, 2020	2.1
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 1, 2019.	10-Q	000-21964	March 12, 2019	3.1

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 9, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.3	Certificate of Designation, dated December 31, 2001 (incorporated herein by reference to Exhibit 3.1(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).	10-K	000-21964	February 13, 2002	3.1(ii)

3.4	Restated Certificate of Incorporation of the Registrant, dated June 23, 1993 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2016).	10-Q	000-21964	June 8, 2016	3.1

3.5	Amended and Restated By-Laws of the Registrant, as amended through December 18, 2018 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).	8-K	000-21964	December 21, 2018	3.1

10.1	Tenth Amendment to Credit Agreement, dated June 11, 2020, among Shiloh Industries, Inc. and Shiloh Holdings Netherlands B.V., a besloten vennootschap met beperkte aansprakelijkheid organized under the laws of the Netherlands, as the borrowers, and certain of the domestic subsidiaries of Shiloh Industries, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer.	8-K	000-21964	June 15, 2020	10.1

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHILOH INDUSTRIES, INC.

By:	/s/ Lillian Etzkorn
Lillian Etzkorn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: September 9, 2020